Form 10-Q
period 1994-06-30
CORAM HEALTHCARE CORP
filed 1994-08-15
CIK 924174

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                         Commission file number 1-11343

                          CORAM HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                                     33-0615337
         ----------------------------------                                  ----------------
         (State or other jurisdiction                                         (I.R.S. Employer
         of incorporation or organization)                                   Identification No.)

         4675 MacArthur Court
         Suite 1250
         Newport Beach, CA                                                        92660
         ---------------------------------------                             ---------------
         (Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:                          (714) 955-8776
                                                                             ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES              NO (1)
                               ----             ----
(1) The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 since July 8, 1994, the date upon which the registrant became subject to such filing requirements of such Act, but has not been subject to such filing requirements for the past 90 days.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of June 30, 1994 was 38,593,507.





                              Page 1 of 107 Pages

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     6/30/94         12/31/93
                                                                    --------         --------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                         $ 25,065         $ 22,971
  Accounts receivable, net                                           118,741          112,525
  Short term investments (note 8)                                     26,016           33,082
  Inventory                                                           13,241           11,194
  Prepaid taxes                                                        7,504            1,129
  Prepaid expenses                                                     4,569            3,283
  Prepaid merger expenses (note 3)                                     3,935                -
  Other current assets                                                 1,640            2,095
  Deferred income tax asset                                            5,638            5,318
                                                                    --------         --------
                 Total current assets                                206,349          191,597

Equipment, furniture & fixtures, net                                  38,273           40,158
Land and buildings                                                     3,079            2,759
Joint ventures & other assets (note 7)                                26,309           27,135
Goodwill, net                                                        294,627          294,118
                                                                    --------         --------
                 Total assets                                       $568,637         $555,767
                                                                    ========         ========

                 LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of debt                                        $ 22,397         $ 29,876
  Accounts payable                                                    18,751           23,411
  Accrued compensation                                                 3,016            4,969
  Other accrued liabilities                                            5,672            6,181
  Deferred income taxes                                                4,202            4,101
  Provision for litigation (note 5)                                   17,200                -
                                                                    --------         --------
                 Total current liabilities                            71,238           68,538

Long-term debt (note 4)                                               47,567           39,040
Minority interest in consolidated joint ventures                       6,085            6,298
Deferred income taxes non-current                                      3,158            3,020
                                                                    --------         --------
                 Total liabilities                                   128,048          116,896
                                                                    --------         --------

Stockholders' equity:
  Preferred stock, par value $.001, authorized                             -                -
    10 million shares, no shares issued and outstanding
  Common stock par value $.001, authorized
    75 million shares; issued 39 million in 1994
    and 38 million in 1993                                                39               38
  Additional paid-in capital                                         337,959          328,395
    Less:  Treasury stock                                                 (5)              (5)
           Stock purchase note                                          (860)            (860)
  Retained Earnings                                                  103,456          111,303
                                                                    --------         --------
         Total common stockholders' equity                           440,589          438,871
                                                                    --------         --------

                 Total liabilities & stockholders' equity           $568,637         $555,767
                                                                    ========         ========



   See accompanying notes to the condensed consolidated financial statements





                              Page 2 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     Three Months Ended June 30,
                                                                     --------------------------
                                                                        1994             1993
                                                                      --------         --------
Net revenue                                                           $113,647         $117,885

Drugs and supplies                                                      35,222           32,277
Clinical services                                                       42,093           37,227
Selling, general and administrative expenses                            19,015           19,647
Provision for estimated uncollectible accounts receivable                5,976            7,341
Amortization of goodwill                                                 2,212            2,011
Provision for litigation settlement (note 5)                            17,200                -
Merger expenses                                                              -              517
                                                                      --------         --------
    Operating income (loss)                                             (8,071)          18,865

Interest income                                                            825              874
Interest expense                                                        (1,474)          (1,108)
Minority interest in net income of consolidated joint ventures          (3,137)          (2,183)
Equity in net income of unconsolidated joint ventures                      227              285
Gain on sale of assets                                                      41            6,269
Other Income                                                               305              180
                                                                      --------         --------
Income (loss) before taxes                                             (11,284)          23,182
Income tax (benefit), expense (note 6)                                  (2,284)          10,502
                                                                      --------         --------
Net income (loss)                                                     $ (9,000)        $ 12,680
                                                                      ========         ========
Net income (loss) per common share: (note 1)

  Primary                                                             $  (0.23)        $   0.33
                                                                      ========         ========
  Fully Diluted                                                       $  (0.23)        $   0.33
                                                                      ========         ========

Weighted average common shares outstanding:

  Primary                                                               38,497           37,896
                                                                      ========         ========
  Fully Diluted                                                         38,497           38,586
                                                                      ========         ========


   See accompanying notes to the condensed consolidated financial statements


                              Page 3 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                      1994             1993
                                                                   ---------         --------
Net revenue                                                         $226,712         $231,301

Drugs and supplies                                                    70,208           62,297
Clinical services                                                     84,226           72,849
Selling, general and administrative expense                           38,611           35,439
Provision for estimated  uncollectible accounts receivable            10,708           16,112
Amortization of goodwill                                               4,416            3,635
Provision for litigation settlement (note 5)                          17,200                -
Merger expenses                                                            -            2,822
Restructuring                                                              -            1,605
                                                                    --------         --------
    Operating income                                                   1,343           36,542

Interest income                                                        1,540            2,013
Interest expense                                                      (2,642)          (1,907)
Minority interest in net income  of consolidated joint ventures       (5,528)          (3,846)
Equity in net income of  unconsolidated joint ventures                   503              423
Gain on sale of assets                                                    41            5,768
Other Income                                                             366              456
                                                                    --------         --------

Income (loss) before taxes                                            (4,377)          39,449
Income tax (note 6)                                                    1,411           16,552
                                                                    --------         --------
Net income (loss)                                                   $ (5,788)        $ 22,897
                                                                    ========         ========


Net income (loss) per common share: (note 1)
  Primary                                                           $  (0.15)        $   0.61
                                                                    ========         ========
  Fully Diluted                                                     $  (0.15)        $   0.60
                                                                    ========         ========

Weighted average common shares outstanding

  Primary                                                             38,372           37,681
                                                                    ========         ========
  Fully Diluted                                                       38,372           38,341
                                                                    ========         ========




   See accompanying notes to the condensed consolidated financial statements





                              Page 4 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                      1994            1993
                                                                   ---------        ---------
Cash flows from operating activities:

  Net income (loss)                                                $ (5,788)        $ 22,897
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
         Provision for estimated uncollectible
           accounts receivable                                       10,708           16,112
         Depreciation and amortization                               10,407            8,671
         Minority interest in net income of
           consolidated joint ventures                                5,528            3,846
         (Gain) loss on sale of property and equipment                  120           (5,768)
         Gain on sales of equity in joint ventures                     (161)             --
         Equity in net income of unconsolidated
           joint ventures                                              (503)            (423)
         Other                                                         (557)              26
         Change in assets and liabilities, net of
           acquisitions:
             Increase in accounts and notes receivable              (16,392)         (10,438)
             (Increase) decrease in prepaid expenses
               and other assets                                         528          (11,287)
             Decrease in current and other
               liabilities                                           (1,440)          (6,474)
                                                                   --------         --------
                   Net cash provided by
                     operating activities                             2,450           17,162
                                                                   --------         --------



Cash flows from investing activities:

  Proceeds from sale of short-term investments                        7,016           14,393
  Proceeds from sale of property and equipment                          418            5,375
  Proceeds from sale of equity in joint ventures                        500              -
  Purchase of equipment, furniture and fixtures                      (4,784)          (4,958)
  Payments for acquisition of businesses                             (4,966)         (42,905)
  Capital contributions to unconsolidated
    joint ventures                                                   (1,654)            (829)
  Distributions of S corporation earnings                               -             (5,028)
  Distribution of earnings from unconsolidated
    joint ventures                                                      515            1,335
  Distributions to minority interest in
    consolidated joint ventures                                      (5,741)          (3,760)
                                                                   --------         --------
                   Net cash used by
                    investing activities                             (8,696)         (36,377)
                                                                   --------         --------



     See accompanying notes to condensed consolidated financial statements






                              Page 5 of 107 Pages

                         CORAM HEALTHCARE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                    Six Months Ended June 30
                                                                    -------------------------
                                                                      1994             1993
                                                                    --------         --------
Cash flows from financing activities:

  Sales of common and preferred stock, net of
    repurchases and issuance costs                                    1,154            1,043
  Debt borrowings                                                    15,216           38,364
  Dividends                                                          (2,059)          (2,032)
  Exercise of stock options                                           4,552              297
  Repayment of debt                                                 (10,523)         (13,923)
                                                                    -------          -------

         Net cash provided by financing activities                    8,340           23,749
                                                                    -------          -------
         Net increase in cash                                         2,094            4,534

Cash at beginning of period                                          22,971           16,332
                                                                    -------          -------
Cash at end of period                                               $25,065          $20,866
                                                                    =======          =======


Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest                                                        $ 2,775          $ 1,940
    Income taxes                                                    $14,663          $26,641





     See accompanying notes to condensed consolidated financial statements





                              Page 6 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)




(1)      Significant Accounting Policies

  Basis of Presentation

         The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Company's Registration Statement on Form S-4 filed on June 6, 1994. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

         As described in Note (2), the Company acquired T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc.
("Medisys"), and HealthInfusion, Inc. ("HealthInfusion"), on July 8, 1994 in a transaction accounted for as a pooling of interests. Accordingly, the accompanying financial information has been restated to include the accounts of T2, Curaflex, Medisys and HealthInfusion for all periods presented.

  Earnings per Share

         Earnings per share are computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding.

(2)      Business Combinations

         On February 6, 1994, a definitive agreement was signed providing for the merger (the "Merger") of Curaflex , a home infusion therapy company, T2, an alternate site health care provider, HealthInfusion, a home infusion therapy company, and Medisys, a home infusion therapy company. The merger was consummated on July 8, 1994.

         Under the terms of the agreement, all shares of common stock of Curaflex, T2, HealthInfusion and Medisys issued and outstanding prior to the merger were exchanged for shares of common stock of a newly formed company ("Coram") on the following basis: each stockholder of Curaflex received .333 shares of Coram's common stock in exchange for each share of Curaflex common stock; each stockholder of T2 received .630 shares of Coram's common stock in exchange for each share of T2 common stock; each stockholder of HealthInfusion received .447 shares of Coram's common stock in exchange for each share of HealthInfusion common stock; and each stockholder of Medisys received .243 shares of Coram's common stock in exchange for each share of Medisys common stock. The Merger has been accounted for as a "pooling of interests" and, accordingly, Coram's historical consolidated financial statements have been restated to include the financial position and results of operations of the four companies.





                              Page 7 of 107 Pages

                         CORAM  HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below (in thousands):

                                  Three Months Ended June 30                 Six Months Ended June 30
                                  --------------------------                 -------------------------
                                    1994             1993                      1994             1993
                                  --------         --------                  --------         --------
Net Revenue
- -----------

  Curaflex                        $ 24,015         $ 24,695                  $ 48,989         $ 45,291
  T2                                57,561           66,552                   115,770          134,222
  HealthInfusion                    18,141           14,346                    34,515           27,326
  Medisys                           13,930           12,292                    27,438           24,462
                                   -------          -------                   -------          -------

     Combined                     $113,647         $117,885                  $226,712         $231,301
                                  ========         ========                  ========         ========

Net Income
- ----------

  Curaflex                        $ (2,809)        $  1,749                  $ (4,400)        $   (330)
  T2                                (6,949)          10,335                    (3,386)          20,596
  HealthInfusion                       741            1,442                     1,703            2,689
  Medisys                              322             (846)                      599              (58)
  Coram Holding                       (305)               -                      (304)               -
                                   -------           ------                   -------          -------

  Combined                        $ (9,000)        $ 12,680                  $ (5,788)        $ 22,897
                                  ========         ========                  ========         ========


(3)      Merger & Restructuring

        On July 8, 1994, as described in note (2), the Company consummated the merger transaction between T2, Curaflex, HealthInfusion and Medisys. As a result of the merger, management is in the process of developing a merger and restructuring plan ("Plan") to reduce future operating cost, improve productivity and gain efficiencies through consolidation of redundant centers and corporate offices. It is anticipated that this Plan will include costs to consolidate existing regional centers, local centers and satellite facilities; costs for severance and fringe benefits related to workforce reduction; costs incurred to complete the transaction; and disposition of selected assets.

        The merger was consummated subsequent to June 30, 1994 and management and the board of directors have not completed their review of the costs associated with the merger and restructuring and have not adopted or approved a formal Plan; accordingly, no amount has been provided for these costs in the statement of operations for the three or six months ended June 30, 1994. However, management anticipates this review and adoption of the Plan will be completed in the quarter ending September 30, 1994. Accordingly, merger and restructuring charges will be recorded in the third quarter of 1994.

         Based on a preliminary review of the costs to be incurred, management estimates that the merger and restructuring costs could range from $60 million to $75 million. However, until management completes its review and adopts the Plan, there can be no assurance that the actual costs will fall within this range. Through the consummation of the merger, the Company had incurred approximately $17 million of merger costs of which $4 million was paid as of June 30, 1994 but was deferred until the consummation of the merger on July 8, 1994. The entire $17 million will be included in the merger and restructing charge to be recorded in the third quarter of 1994.





                              Page 8 of 107 Pages

                         CORAM  HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)
(4)      Revolving Credit

         As of June 30, 1994, Curaflex had net borrowings against its bank line of credit of $25.0 million. The $25.0 million, 3-year revolving line was secured by accounts receivable and general assets of Curaflex, and contained certain financial covenants.

         At June 30, 1994, HealthInfusion had net borrowings against its bank line of credit of $14.7 million. The $25 million revolving line was secured by accounts receivable and general assets of HealthInfusion and contained certain financial covenants.

         At June 30, 1994, Medisys had net borrowings against its $7.5 million bank line of credit of $5.9 million. Borrowings were secured by accounts receivable and general assets of Medisys.

         At June 30, 1994, T2 had net borrowings against its $10 million revolving line of credit note of $3.9 million. Short-term investments and certain marketable securities were pledged to secure T2's line of credit note.

         On July 21, 1994, the Company entered into an $80 million revolving credit agreement and the previously existing lines of credit maintained by each of its subsidiaries were all paid in full and terminated. The new line is for a term of eighteen months and bears interest on base rate borrowing of zero to .75% over prime and on LIBOR borrowings at a rate of 1.25% to 2.00% over the base rate.

        The line is collateralized by a pledge of the stock of the Company's subsidiaries, and accounts receivable, short-term investments, and general assets of the Company and its subsidiaries. At July 31,1994, borrowings on the line were $62.6 million, $55.0 million of which were LIBOR borrowings at a rate of 6.25% through August 30, 1994, and $7.6 million of which were base rate borrowings at a variable rate, currently at 7.75%.

         On August 2, 1994, the Company received a commitment letter to amend the credit agreement to increase the line to $120 million.

(5)      Litigation

         T2 and certain of its former officers are defendants in civil suits filed in 1992 on behalf of individuals claiming to have purchased T2 Common Stock during the time period from December 2, 1991 through June 24, 1992. The individual defendants are no longer involved in the management of the Company or any of its subsidiaries.

         The suits were consolidated into one suit in the United States District Court for the Northern District Court of Georgia. The complaint seeks certification of a class of plaintiffs and damages in an unspecified amount. The complaint alleges, among other things, that T2 and the named individuals violated various provisions of the Securities Exchange Act of 1934 and violated certain other laws by failing to make complete and accurate statements about T2's business. On November 16, 1993, the proceeding was certified as a class action ("In Re T2 Shareholder Litigation").

         In 1993, T2 conducted an inquiry which resulted in the restatement of its interim financial statements for the periods ended December 31, 1992 and March 31, 1993. Subsequently, T2 and certain of its former officers and directors were named as defendants in seventeen civil suits filed in the United States District Court for the Northern District of Georgia on behalf of individuals claiming to





                              Page 9 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)


have purchased or sold T2 Common Stock during various time periods in 1991, 1992 and 1993. The complaints, which were generally similar, alleged in part that T2 made misleading public statements concerning their business, results of operations, future prospects, revenues and reimbursements from its payor sources. In September 1993, many of the complaints were dismissed and a new class action complaint was filed.

         On January 14, 1994, the court in "In Re T2 Shareholder Litigation" granted the plaintiffs' motion to amend their complaint to allege violations of the Securities Exchange Act of 1934 on behalf of a putative class consisting of purchasers of T2 Common Stock for the period December 2, 1991, through August 12, 1993. Although the amended complaint has been filed, the court has not yet ruled on the plaintiffs' motion to expand the previously certified class. Five other putative class action complaints were previously pending in the Northern District of Georgia, and all such cases have been consolidated with the "In Re T2 Shareholder Litigation".

        Based on discussions regarding the possible resolution of such litigation, the Company has recorded a provision of $17,200,000 for the quarter ended June 30, 1994, with respect to the Company's potential expense in connection with such resolution. There can be no assurance, however, that such litigation can be resolved or, if it can, that any such resolution will be on terms currently under discussion. If the foregoing claims continue to be pressed, the resulting distraction of management, the costs of defending these claims and the payment of any settlement or damage award could have a material adverse effect on the Company's operations and financial condition.

(6)      Income Taxes

        The Company has recorded a tax benefit of $2,284,000 for the three months ended June 30, 1994 and income tax expense of $1,411,000 for the six months ended June 30, 1994, on a combined loss before income taxes of $11,284,000 and $4,377,000, respectively. The loss of Curaflex may not be utilized to offset the income of Medisys and HealthInfusion, and, therefore, no benefit for the Curaflex loss has been recorded for the three and six months ended June 30, 1994. An income tax benefit has been recognized for the T2 loss since it can be carried back to previously taxed income.

(7)      Debenture Purchase Agreement

         Pursuant to a Debenture Purchase Agreement ("Agreement") dated January 1, 1993, T2 has loaned as of June 30, 1994, $12,928,000 to Surgex, Inc. ("Surgex") at an interest rate of prime plus 1%. The debentures are convertible, at T2's option, into approximately 74% of the usual and
outstanding common stock of Surgex on the date of the conversion.   At December
31, 1993, the amount outstanding under the agreement was $11,505,000.

(8)      Short-term Investment

        The Financial Accounting Standards Board issued Statement No. 115 entitled "Accounting for Certain Investment in Debt and Equity Securities" which is effective for fiscal years beginning after December 15 1993. The adoption of this Statement did not have a material effect on the financial position or results of operations of the Company.





                              Page 10 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)

(9)      Subsequent Event

         The Company, Secomerica, Inc., a Delaware corporation ("Secomerica"), and H.M.S.S., Inc., a Delaware corporation ("H.M.S.S.") and wholly owned subsidiary of Secomerica, entered into a Stock Purchase Agreement dated as of August 2, 1994 (the "Purchase Agreement"), pursuant to which the Company has agreed to purchase all of the shares of capital stock of H.M.S.S. from Secomerica for cash to be paid at the closing. Upon consummation of the transaction, H.M.S.S. will become a wholly owned subsidiary of the Company.
The transaction is conditioned on, among other things, (i) the expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the procurement of all material consents, approvals, or authorizations of or notifications to any third parties (including governmental agencies) required to consummate the transactions as contemplated by the Purchase Agreement, (iii) the nonoccurrence of any event which has a material adverse effect on the assets, liabilities, business, financial condition or results of operations of H.M.S.S. and its subsidiaries, taken as a whole and (iv) the obtainment by the Company of financing which has been committed by its banks. The Company intends to record this business combination as a purchase during the third quarter of 1994.





                              Page 11 of 107 Pages

ITEM 2
                          CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On July 8, 1994, CORAM Healthcare Corporation was created by the combination of Curaflex Health Services, Inc., T2 Medical, Inc.,
HealthInfusion, Inc. and Medisys, Inc, all of which are now wholly owned subsidiaries of the Company.


RESULTS OF OPERATIONS

         Net revenue for the three months and six months ended June 30, 1994 decreased by 4% and 2% respectively, compared to the corresponding periods in the prior year. The decrease in net revenue is primarily the result of continued cost reduction initiatives by third party payors. These initiatives to reduce costs include, but are not limited to, retroactive implementation of case management price discounts and demands for larger price discounts by indemnity insurance carriers. Acquisitions consummated subsequent to June 30, 1993, however, offset decreasing patient revenues to a small degree.

         Although the number of infusion therapy patients served during the three and six month periods ended June 30, 1994, increased, the Company experienced a significant reduction in per patient revenue due to pricing and reimbursement pressures imposed by third-party payors. Such pricing and reimbursement pressures are expected to continue to have a negative effect on the Company's infusion therapy revenues for the foreseeable future.

        Lithotripsy revenues were $12,638,100 and $24,857,900 for the three and six month periods ended June 30, 1994 compared with $10,529,000 and $17,516,300 for the corresponding periods in the prior year. The increases of 20% and 42%, respectively, for the three and six month periods ended June 30, 1994, respectively over the corresponding periods in the prior year were primarily attributable to an increase in patients served and the acquisitions since June 30, 1993, of majority interests in three lithotripsy companies in which the Company had no prior interest.

         While pricing pressures have been primarily related to the Company's infusion therapy operations, there can be no assurance that similar pricing pressures will not be applied to the Company's lithotripsy operations. The Health Care Finance Administration ("HCFA") has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at a hospital. Further, a decrease in the Medicare reimbursement rate for lithotripsy may trigger demands for similar reductions by other third-party payors.

         Despite the fact that revenues per patient decreased, the number of patients served increased. As a result of serving more patients, the cost of drugs and supplies used increased by 9% and 13% for the three and six month periods ended June 30, 1994, compared to the corresponding periods in the prior year.

         Clinical services increased 13% and 16% for the three and six month periods ended June 30, 1994 compared to the corresponding periods in 1993. These increases are due to increased personnel costs required to serve the larger patient base, as well as the inclusion of clinical costs of the companies acquired subsequent to the second quarter of 1993.





                              Page 12 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




         Selling, general and administrative expenses decreased slightly during the three months ended June 30, 1994 compared to the corresponding period of 1993. This decrease was primarily the result of a reduction in travel costs, some decrease in personnel costs, and the cost control efforts of the Company. During the six month period ended June 30, 1994, selling, general and administrative expenses increased by 9%, primarily due to the addition of three senior executives at HealthInfusion during the latter half of 1993, and increased legal costs associated with, among other matters: (i) the defense of T2 and certain former officers and directors in the previously mentioned stockholder litigation involving T2, (ii) the representation of T2 in connection with the previously disclosed inquiries currently being conducted by certain governmental authorities; and (iii) the advancement of legal fees and expenses to certain former T2 officers and directors.

         The provision for the estimated uncollectible accounts receivable decreased as a percentage of net revenue to 5.3% for the three months ended June 30, 1994 from 6.2% for the corresponding period in 1993, and to 4.7% for the six months ended June 30, 1994 from 7.0% for the corresponding period in 1993. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the allowance for estimated uncollectible accounts as needed to reflect prevailing conditions.

         The increases in the amortization of goodwill of 10% and 21% for the three and six month periods ended June 30, 1994, respectively, compared to the corresponding periods of 1993 reflects additional goodwill associated with acquisitions made subsequent to June 30, 1993 which were accounted for as purchases.

         During the second quarter of 1994 the Company recorded a provision for litigation of $17.2 million with respect to the legal proceeding involving T2 described in note 5. There was not a comparable charge in 1993.

         The merger costs recorded during the three months ended June 30, 1993 relate to the costs associated with Medisys's merger and pooling of interests with American Home Therapies, Inc. ("AHT"). The merger and restructuring costs during the six months ended June 30, 1993, are associated with the Medisys merger with AHT and with Curaflex's merger with Clinical Homecare, Inc. The costs associated with the merger of Curaflex, T2 Medical, HealthInfusion and Medisys will be recorded in the third quarter of 1994.

         Interest income decreased by 6% and 24% for the three months and six months, respectively, ended June 30, 1994 compared to the same periods in 1993. The decreases were due primarily to the decrease in short-term investments which were used to finance acquisitions.

         Interest expense increased by 33% and 39% for the three and six month periods ended June 30, 1994, respectively, compared to the corresponding periods in 1993, primarily due to increased borrowings used to finance acquisitions and general working capital requirements.





                              Page 13 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



         Minority interest in consolidated joint ventures increased by 44% in both the three and six month periods ended June 30, 1994, compared to the same period in 1993. This increase is due to the Company's acquisition of majority positions in several lithotripsy companies subsequent to the second quarter 1993.

         Other income decreased by 91% and 86% during the three and six month periods ended June 30, 1994 compared to the same periods in 1993, primarily due to a gain of $6.3 million on the sale of T2's respiratory therapy business during the second quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1994 each of the individual parties to the merger had a revolving credit agreement in place. Borrowings against these lines as of June 30, 1994, were $25 million for Curaflex, $3.9 million for T2, $14.7 million for HealthInfusion, and $5.9 million for Medisys. On July 21, 1994, the Company entered into a revolving credit agreement for $80 million, and paid in full and terminated all the previously existing lines. The credit agreement is collateralized by a pledge of the stock of the Company's subsidiaries, accounts receivable and general assets of the Company. Interest on base rate borrowings are zero to .75% over prime and LIBOR borrowings at rates of 1.25% to 2.00% over LIBOR. The current LIBOR borrowings of $55 million are at a rate of 6.25% through August 30, 1994, and the $7.6 million of base rate borrowings are currently at 7.75%. As of July 31, 1994, borrowings on the new line were $62.6 million. On August 2, 1994, the Company received a commitment letter to amend the credit agreement which would increase the amount available under the line to $120 million.

         For the six months ended June 30, 1994, the Company's operating activities produced cash flows of $2.5 million. Investing activities resulted in the net use of cash of $8.7 million, primarily for purchases of equipment, furniture and fixtures of $4.8 million, as well as payments for acquisitions of businesses of $5.0 million and distributions to minority owners of consolidated joint ventures of $5.7 million. These expenditures were partially offset by proceeds from the sale short-term of investments of $7.0 million. Financing activities during the six months ended June 30, 1994 produced positive cash flow of $8.3 million. This was comprised primarily of increased borrowings net of repayments of $4.9 million, plus cash from the exercise of stock options of $4.6 million, offset by the payment of dividends of $2.1 million.

         Management believes that available cash, funds generated by operations and funds available under its revolving credit agreement will be sufficient for the Company to satisfy its growth and to finance working capital requirements for the foreseeable future. However, the Company is currently reviewing all of T2's relationships with the infusion therapy companies T2 manages and may acquire such companies or restructure the management agreements T2 has with such companies. If the Company causes T2 to acquire such managed companies, the Company may need to seek additional funds to finance such acquisitions. In addition, if T2 is required to acquire the minority interests in its lithotripsy ventures, or resolves its material pending litigation, the Company may need to seek additional sources of capital either through an expansion of its current credit facility or through other means.





                              Page 14 of 107 Pages

                          CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

         Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Clinton Administration proposed legislation, known as the Health Security Act of 1993, which has been introduced into Congress and is designed to reform the United States health care system. The Health Security Act proposes a major restructuring of the health care system, including (i) universal access to health care and (ii) measures to control or reduce the rate of increase of public and private spending on health care. Alternative federal health care reform legislation is being considered by Congress, including a single-payor approach, "managed competition" proposals, the creation of a "Medicare Part C" for the uninsured and more incremental approaches to health care reform. In addition, some of the states in which the Company operates have enacted and other are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.





                              Page 15 of 107 Pages

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Annual Report on Commission Form 10-K of T2 for the fiscal year ended September 30, 1993 and the Quarterly Report of T2 on Commission Form 10-Q for the period ended March 31, 1994 (the "T2 10-Q Report") disclosed certain lawsuits filed on behalf of persons claiming to be stockholders of T2. The T2 10-Q Report stated that five putative class action lawsuits were pending against T2 in addition to a suit captioned: "In Re T2 Stockholder Litigation," Matter File No. 1:92-CV-1564-RLV that was pending in the United States District Court for the Northern District of Georgia. All five of such putative class action suits have been consolidated with "In Re T2 Stockholder Litigation".

         Based on discussions regarding the possible resolution of such litigation, the Company has recorded a provision of $17,200,000 for the quarter ended June 30, 1994, with respect to the Company's potential expense in connection with such resolution of such litigation. There can be no assurance, however, that such litigation can be resolved or that any such resolution will be on terms currently under discussion. If the foregoing claims continue to be pressed, the resulting distraction of management, the costs of defending these claims and the payment of any settlement or damage award could have a material adverse effect on the Company's operations and financial condition.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         On August 3, 1994, the Company announced that it had entered into an agreement to acquire H.M.S.S., Inc. A copy of the August 3, 1994 press release related to such announcement is attached hereto as Exhibit 99 and is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8K

                  On July 15, 1994, the Company filed a current report on Form 8-K announcing the consummation of the acquisition and combination of four public companies
                  - T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. The transaction was approved by the respective stockholders of the four companies at respective special meetings of such stockholders held on July 8, 1994.

                                                                    Sequential
         (b)      Exhibit No.   Description                           Page No.
                  -----------   -----------                         ----------
                     10.93       Credit Agreement dated as of           21
                                 July 15, 1994, by and among
                                 Coram, Curaflex, T2,
                                 HealthInfusion, and Medisys,
                                 as Co-Borrowers, Wells Fargo
                                 Bank, National Association,
                                 as Agent, and the Financial
                                 Institutions Party thereto
                                 (the "Credit Agreement").
                                 The exhibits and schedules
                                 to the Credit Agreement as
                                 listed in the Exhibit





                              Page 16 of 107 Pages

                                                                                 Sequential
          (b)      Exhibit No.                Description                         Page No.
                   -----------                -----------                        ----------
                  10.93 (continued)

                                              Index are omitted from this
                                              Exhibit.  The Company agrees
                                              to furnish supplementally
                                              any omitted exhibit or schedule
                                              to the Securities and Exchange
                                              Commission upon request.

                                              Exhibit 2.1(c) Form of Loan
                                              Request

                                              Exhibit 2.1(d) Form of Note

                                              Exhibit 2.2(b) Notice of
                                              Conversion / Extension

                                              Exhibit 3.1 Form of Security
                                              Agreement

                                              Exhibit 3.2 Form of Guaranty

                                              Exhibit 4.1(c)(i) Form of Opinion
                                              of Brobeck, Phleger & Harrison

                                              Exhibit 4.1(c)(ii)-A Form of Opinion
                                              of Oppenheimer Wolff & Donnelly

                                              Exhibit 4.1(c)(ii)-B Form of Opinion
                                              Traurig, Hoffman,  Lipoff, Rocoh &
                                              Quentel, P.A.

                                              Exhibit 4.1(c)(ii)-C Form of Opinion of
                                              Scott T. Larson, Esq.

                                              Exhibit 4.1(n) Notice of Authorized
                                              Representatives

                                              Exhibit 6.2(c)-1 Form of Certificate
                                              of Compliance

                                              Exhibit 6.2(c)-2 Form of Certificate
                                              re Real Property and New Locations

                                              Exhibit 6.2(e) Form of Borrowing
                                              Certificate and Aging of Accounts
                                              of Coram and its subsidiaries





                              Page 17 of 107 Pages

                                                                            Sequential
          (b)      Exhibit No.             Description                       Page No.
                   -----------             -----------                      ----------
                   10.93 (continued)

                                           Exhibit 10.1 Form of
                                           Assignment and Acceptance

                                           Sched.4.1(b)(iii) Good
                                           Standing Certificates

                                           Schedule 4.1(j) List of
                                           Property Subject to
                                           Perfected Liens

                                           Schedule 4.1(k) List of
                                           Existing Indebtedness
                                           to be Paid

                                           Schedule 5.2 List of Subsidiaries
                                           by States of Incor-
                                           poration or Organiza-
                                           tion and Qualification

                                           Schedule 5.4 Exceptions
                                           to Requisite
                                           Corporate Power

                                           Schedule 5.8 Exceptions
                                           to "No Conflicts"

                                           Schedule 5.10 List of
                                           Financial Statements

                                           Schedule 5.14 Key Contracts

                                           Schedule 5.15 Intellectual
                                           Property

                                           Schedule 5.16 Litigation
                                           and Contingent
                                           Liabilities

                                           Schedule 5.18(i) ERISA
                                           Title IV Benefit Plans

                                           Schedule 5.18(ii) Other
                                           Benefit Plans

                                           Schedule 5.19 Environmental
                                           Matters

                                           Schedule 5.20 List of
                                           Insurance Policies

                                           Schedule 5.21 Exceptions
                                           to Compliance with
                                           Laws





                              Page 18 of 107 Pages

                                                                       Sequential
          (b)      Exhibit No.              Description                 Page No.
                   -----------              -----------                ----------
                   10.93 (continued)

                                            Schedule 5.27 Exceptions
                                            to Compliance with
                                            Physician Self-
                                            Referral Laws

                                            Schedule 6.21-A Actions on
                                            or before July 31, 1994

                                            Schedule 6.21-B Collateral
                                            in which Security Interest
                                            Perfected on or before
                                            August 31, 1994

                                            Schedule 7.6 List of
                                            Existing Permitted
                                            Encumbrances


                                            Schedule 7.8 List of
                                            Existing Interest-Bearing
                                            Indebtedness

                                            Schedule 7.12 Existing
                                            Transactions with
                                            Affiliates


                    99                      August 12, 1994
                                            press release
                                            relating to the
                                            proposed acquisition
                                            of H.M.S.S., Inc.





                              Page 19 of 107 Pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORAM HEALTHCARE CORPORATION



                                       By:  /S/  JAMES M. SWEENEY
                                          -------------------------
                                          James M. Sweeney
                                          Chairman and Chief
                                          Executive Officer
                                          (Duly Authorized Officer)



                                       By: /S/  SAM R. LENO
                                          -------------------------
                                          Sam R. Leno
                                          Chief Financial Officer
Date:  August 15, 1994
     -------------------




                              Page 20 of 107 Pages