Form 10-Q/A
period 1994-06-30
CORAM HEALTHCARE CORP
filed 1994-08-23
CIK 924174

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994
                                                -------------
                                     or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ____________________

                         Commission file number 1-11343

                          CORAM HEALTHCARE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                           33-0615337
       ---------------------------------         ------------------
         (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization)         Identification No.)


                 4675 MacArthur Court
                     Suite 1250
                   Newport Beach, CA                     92660
         ---------------------------------------       ----------
         (Address of principal executive office)       (Zip Code)


Registrant's telephone number, including area code: (714) 955-8776
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES              NO (1)
                               ---             ---
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

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                 On August 3, 1994, the Company announced that it had entered into an agreement to acquire H.M.S.S., Inc. A copy of the August 2, 1994 press release related to such announcement is attached hereto as Exhibit 99 and is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K




(b)

                                                         Sequential
Exhibit No.            Description                        Page No.
- - ------------           -----------                       ----------
   99            August 2,1994 press release
                 relating to the proposed
                 acquisition of H.M.S.S., Inc.               3


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CORAM HEALTHCARE CORPORATION




                                        By: /s/ James M. Sweeney
                                        ---------------------------------
                                                James M. Sweeney
                                                Chairman and Chief
                                                Executive Officer
                                                (Duly Authorized Officer)



                                        By: /s/ Sam R. Leno
                                        ---------------------------------
                                                Sam R. Leno
                                                Chief Financial Officer
Date:  August 19, 1994