Form 10-Q
period 1994-09-30
CORAM HEALTHCARE CORP
filed 1994-11-14
CIK 924174

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                         Commission file number 1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                               33-0615337
         ----------------------------------             ----------------
         (State or other jurisdiction                   (I.R.S. Employer
         of incorporation or organization)              Identification No.)

         1125 Seventeenth Street
         Suite 1500
         Denver, CO                                          80202
         ----------------------------------             ---------------
         (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:     (303) 292-4973

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X           NO
                                ---             ---

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of September 30, 1994 was 38,640,574.





                              Page 1 of 96 pages

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                        (in thousands, including shares)

                                     ASSETS

                                                         September 30,         December 31,
                                                             1994                  1993
                                                         ------------          ------------
Current assets:
  Cash and cash equivalents                                $ 18,028              $ 22,971
  Accounts receivable, net                                  109,558               113,022
  Short term investments                                     22,105                33,082
  Inventory                                                  11,601                11,194
  Prepaid expenses                                            3,709                 4,412
  Other current assets                                        2,207                 2,896
  Deferred income taxes                                      25,157                   864
                                                           --------              --------
    Total current assets                                    192,365               188,441

Equipment, furniture & fixtures, net                         27,040                39,838
Land and buildings                                            1,679                 3,079
Joint ventures & other assets                                 9,360                25,837
Deferred income taxes  non-current                            2,547                     -
Goodwill, net                                               329,861               294,118
                                                           --------              --------
    Total assets                                           $562,852              $551,313
                                                           ========              ========

                                LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 16,290              $ 23,782
  Accrued compensation                                        3,331                 4,149
  Current maturities of debt                                  7,212                13,760
  Other accrued liabilities                                   9,711                 6,629
  Reserve for litigation (note 5)                            22,720                     -
  Accrued merger & restructuring (note 3)                    52,807                     -
                                                           --------              --------
    Total current liabilities                               112,071                48,320

Revolving line of credit (note 4)                           110,335                37,166
Long-term debt                                               13,308                17,990
Minority interest in consolidated joint ventures              7,541                 6,299
Deferred taxes non-current                                        -                 2,667
                                                           --------              --------
    Total liabilities                                       243,255               112,442
                                                           --------              --------

Stockholders' equity:
  Preferred stock, par value $.001, authorized
    10,000 shares, none issued or outstanding                     -                     -
  Common stock par value $.001, authorized
    75,000 shares; issued 38,641 in
    1994 and 38,000 in 1993                                      39                    38
  Additional paid-in capital                                338,641               328,395
    Less:  Treasury stock                                        (5)                   (5)
           Stock purchase note                                 (860)                 (860)
  Unrealized holding loss on available-for-sale
    securities                                                 (498)                    -
  Retained earnings (deficit)                               (17,720)              111,303
                                                           --------              ---------
    Total stockholders' equity                              319,597               438,871
                                                           --------              ---------
    Total liabilities & stockholders' equity               $562,852              $551,313
                                                           ========              ========

   See accompanying notes to the condensed consolidated financial statements





                              Page 2 of 96 pages

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                     (In thousands, Except Per Share Data)


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                       -------------------------        -------------------------
                                                         1994             1993            1994             1993
                                                       --------         --------        --------         --------
Net revenue                                            $ 110,206        $119,260        $ 336,918        $350,560

Cost of service                                           79,037          71,378          233,470         206,915
Selling, general and
  administrative expenses                                 20,855          19,537           59,466          54,584
Provision for estimated
  uncollectibles (note 3)                                 21,461           5,909           32,170          22,021
Amortization of goodwill                                   2,204           2,089            6,620           5,724
Provision for litigation
  settlements (note 5)                                     6,020               -           23,220               -
Merger expenses (note 3)                                  28,500               -           28,500           2,827
Restructuring charges (note 3)                            95,500               -           95,500           1,600
                                                       ---------        --------        ---------        --------
  Operating income(loss)                                (143,371)         20,347         (142,028)         56,889

Interest income                                              500           1,028            2,039           3,041
Interest expense                                          (2,068)         (1,173)          (4,710)         (3,080)
Minority interest in net
  income of consolidated
  joint ventures                                          (3,477)         (2,834)          (9,005)         (6,680)
Equity in net income of
  unconsolidated joint
  ventures                                                   225             489              728             912
Gain(loss) on sales of assets                                (86)           (410)            (259)          5,358
Other income                                                 253             308              834             764
                                                       ---------        --------        ---------        --------

Income(loss) before income taxes                        (148,024)         17,755         (152,401)         57,204
Provision(benefit) for
  income taxes(note 6)                                   (26,847)          7,520          (25,436)         24,072
                                                       ---------        --------        ---------        --------

Net income(loss)                                       $(121,177)       $ 10,235        $(126,965)       $ 33,132
                                                       =========        ========        =========        ========


Net income(loss) per common
   share: (note 1)
      Primary                                          $   (3.14)       $   0.27        $   (3.30)       $   0.88
                                                       =========        ========        =========        ========
      Fully Diluted                                    $   (3.14)       $   0.26        $   (3.30)       $   0.86
                                                       =========        ========        =========        ========

Weighted average common
  shares outstanding
    Primary                                               38,636          38,021           38,462          37,764
                                                       =========        ========        =========        ========
    Fully Diluted                                         38,636          38,648           38,462          38,414
                                                       =========        ========        =========        ========


       See accompanying notes to the condensed consolidated financial statements





                              Page 3 of 96 pages

                          Coram Healthcare Corporation

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                         Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                          1994         1993
                                                       ---------     ---------
Cash flows from operating activities:
  Net income(loss)                                     $(126,965)    $  33,132

Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
  Provision for estimated uncollectible
    accounts receivable                                   14,870        22,021
  Depreciation and amortization                           16,391        13,808
  Provision for additional uncollectible accounts         17,300            -
  Merger/restructuring charges not requiring cash         50,100            -
  Litigation settlement not requiring cash                 5,520            -
  Deferred tax asset, net                                (29,506)         (14)
  Minority interest in net income of
    consolidated joint ventures                            9,005        6,680
  (Gain)loss on sale of property and equipment               259       (5,358)
  Gain on sales of equity in joint ventures                 (177)           -
  Equity in net income of unconsolidated
    joint ventures                                          (728)        (912)
  Other, net                                                  13           32
  Change in assets and liabilities,
    net of acquisitions:
    Increase in accounts and notes receivable            (14,648)     (19,336)
    Increase in prepaid expenses and
      other assets                                        (6,639)      (8,416)
    Increase in accrued merger and restructuring          47,800            -
    Increase in accrued litigation                        17,200            -
    Decrease in current and other liabilities             (9,971)      (4,103)
                                                       ---------     ---------
       Net cash provided(used) by operating
         activities                                      (10,176)      37,534
                                                       ---------     ---------
Cash flows from investing activities:
  Proceeds from sale of short-term investments            10,429       19,918
  Proceeds from sale of property and equipment               505        5,402
  Proceeds from sale of equity in
    joint ventures                                         1,012            -
  Purchase of equipment, furniture and fixtures           (7,187)      (7,471)
  Payments for acquisition of businesses                 (58,090)     (48,402)
  Capital contribution to unconsolidated
    joint ventures                                        (3,309)     (11,226)
  Distributions of S corporation earnings                      -       (4,273)
  Distribution of earnings from unconsolidated
    joint ventures                                           941        1,510
  Distributions to minority interest
    in consolidated joint ventures                        (9,028)      (5,333)
                                                       ---------     ---------
    Net cash used by investing activities                (64,727)     (49,875)
                                                       ---------     ---------


     See accompanying notes to condensed consolidated financial statements





                              Page 4 of 96 pages

                          CORAM Healthcare Corporation

                                  (Unaudited)
                                 (In thousands)


                                                           Nine Months Ended
                                                             September 30
                                                         ---------------------
                                                           1994          1993
                                                         --------     --------
Cash flows from financing activities:
  Sales of common stock, net of
    repurchases and issuance costs                       $  1,616     $  1,044
  Debt borrowings                                               -        7,885
  Dividends                                                (2,059)      (3,952)
  Exercise of stock options                                 4,558          293
  Net change in revolving line of credit                   73,169       32,233
  Repayment of debt                                        (7,324)     (18,831)
                                                         --------     --------
    Net cash provided by financing activities              69,960       18,672
                                                         --------     --------
    Net increase(decrease) in cash                        (4,943)        6,331
Cash at beginning of period                                22,971       16,332
                                                         --------     --------
Cash at end of period                                    $ 18,028     $ 22,663
                                                         ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $  2,133     $  2,782
    Income taxes                                         $ 14,933     $ 29,128


     See accompanying notes to condensed consolidated financial statements





                              Page 5 of 96 pages

                          CORAM HEALTHCARE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994


(1)      Significant Accounting Policies

  Basis of Presentation

         The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than those relating to the merger, restructuring, special accounts receivable reserve and litigation settlements, are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Company's Registration Statement on Form S-4 filed on June 6, 1994. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

         On July 8, 1994 the Company completed its merger transaction with T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc. ("Medisys"), and HealthInfusion, Inc. ("HealthInfusion"). The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information was restated to include the accounts of T2, Curaflex, Medisys and HealthInfusion for all periods presented. Certain reclassifications of prior year amounts have been made in order to reflect a consistent presentation.

  Earnings per Share

         Earnings per share are computed by dividing net income or loss by the weighted average number of common and dilutive common equivalent shares outstanding.

(2)      Business Combinations

         On July 8, 1994 the Company consummated the merger of T2, Curaflex, Medisys and HealthInfusion. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information was restated to include the accounts of T2, Curaflex, Medisys and HealthInfusion for all periods presented.

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below (in thousands):

                        SIX MONTHS        THREE MONTHS          NINE MONTHS
                           ENDED              ENDED                ENDED
                       JUNE 30, 1994    SEPTEMBER 30, 1993    SEPTEMBER 30, 1993
                       -------------    ------------------    ------------------
Net Revenue
- - -----------

  T2                     $115,770           $ 67,205              $201,426
  Curaflex                 48,989             24,839                70,130
  Medisys                  27,438             12,759                37,221
  HealthInfusion           34,515             14,457                41,783
                         --------           --------              --------
     Combined            $226,712           $119,260              $350,560
                         ========           ========              ========





                              Page 6 of 96 pages

                          CORAM HEALTHCARE CORPORATION
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1994


                       SIX MONTHS        THREE MONTHS         NINE MONTHS
                          ENDED              ENDED               ENDED
                      JUNE 30, 1994   SEPTEMBER 30, 1993   SEPTEMBER 30, 1993
                      -------------   ------------------   ------------------
Net Income(Loss)
- - ----------------

  T2                     $(3,386)          $ 6,761               $27,358
  Curaflex                (4,400)            1,768                 1,438
  Medisys                    599               476                   417
  HealthInfusion           1,703             1,230                 3,919
  Coram Holding             (304)                -                     -
                         -------           -------               -------
  Combined               $(5,788)          $10,235               $33,132
                         =======           =======               =======

         On September 12, 1994, the Company acquired all of the outstanding capital stock of H.M.S.S., Inc. ("HMSS"), an alternate site infusion therapy provider. The acquisition was accounted for by the purchase method of accounting, and accordingly, the results of operations of HMSS have been included in the accompanying consolidated financial statements subsequent to the date of acquisition. The acquisition was not material to the Company's financial position or results of operations

(3)      Merger and Restructuring

         During September 1994, the Company developed and initiated its merger and restructuring plan ("the Plan"). The Plan was developed to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in workforce, and elimination of or discontinuance of investment in certain joint venture and other non-infusion facilities. Following the development of the Plan, the Company recorded charges of $28.5 million for merger costs and $92.3 million in estimated restructuring costs. In connection with the acquisition of HMSS (see note 2), the Company extended the Plan to include the consolidation of HMSS operations with those of the Company and, accordingly, recorded additional restructuring costs of $3.2 million.

         As a result of the Company's decision to implement standardized policies for recognition of contractual and other allowances, deemphasize certain businesses and provide for the disruptions experienced during the merger and post-merger transition process, the Company recorded a special charge of $17.3 million for anticipated uncollectible accounts and other receivables. In establishing this reserve, the Company evaluated the aging of trade receivables since the merger process began and evaluated the impact of ending relationships with certain centers.

(4)      Revolving Credit

         On July 15, 1994, the Company entered into an $80 million revolving credit facility replacing the lines of credit maintained previously by each of the Company's subsidiaries. The credit facility was increased to $120 million on September 12, 1994.

         At September 30, 1994, borrowings on the revolving credit were $110.3 million of which $25 million was at LIBOR borrowing rate of 6.9375%, $60 million at LIBOR borrowing rate of 7% with the remaining $25.3 million at base rate borrowing at a variable interest rate of 8.75%.

         On October 17, 1994, the Company entered into a new $120 million revolving credit facility to replace the above referenced facility with one of the banks that participated in the prior agreement. This new agreement provided





                              Page 7 of 96 pages

                          CORAM Healthcare Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)
                               September 30, 1994


for an extended maturity date of June 30, 1996, and adjusted LIBOR and base borrowing rates. Base rate borrowings under this new agreement are zero to 1.125% over prime as it varies from time to time and LIBOR borrowings at a rate of floating LIBOR plus .875% to 2.125%. The revolving credit is collateralized by a pledge of the stock of the Company's subsidiaries, as well as accounts receivable, short-term investments and all of the general assets of the Company and its subsidiaries.

(5)      Litigation

         On October 10, 1994, the Company announced that it had entered into an agreement in principle to settle the T2 Shareholder Litigation ("In Re T2 Shareholder Litigation"), which provides for the Company to pay to the shareholder class $25 million in cash, of which $7.8 million will be contributed by one of the Company's insurance carriers, and issue warrants to acquire an aggregate of 2.52 million shares of the Company's common stock at an exercise price of $20.25, subject to adjustment. The Company is currently in legal proceedings against one of its other insurance carriers to obtain additional coverage for a portion of the settlement. The Company has recorded a charge against earnings of $19.72 million of which $17.2 million was recorded in the second quarter, for the settlement of this matter. The agreement in principle also provides that the defendants deny any wrongdoing and that the action will be dismissed as to all defendants with prejudice. The settlement is conditioned upon, among other things, confirmatory discovery and court approval.

         On September 26, 1994, the Company announced that T2 had agreed to settle its OIG investigation of T2's financial arrangements with physicians. T2, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The order further requires T2 to comply with certain standards when providing management or other services to physicians. Under the terms of the settlement, T2 paid the federal government $.5 million to reimburse the government for the costs of its investigation and settle its claims. T2 will continue to participate in the Medicare/Medicaid program. On September 30, 1994, the U.S. District Court for the Northern District of Georgia (Atlanta Division) approved the settlement.

         During September, 1994, the Company also settled a dispute with the former principals of a company acquired by T2 in 1992 related to the valuation of that acquisition transaction. The dispute was settled with the Company issuing warrants to acquire 500,000 shares of the Company's common stock to the former principals at an exercise price of $18, subject to adjustment. The Company is obligated to make a cash payment of up to $4 million to the warrantholders at the end of the five-year term of the warrants; provided, however, that the payment will be reduced, dollar-for-dollar, to the extent of the aggregate positive spread in excess of $16.00 per share on any warrants exercised prior to, or exercisable at the end of, the five year term of the
warrants.   The Company's obligation to make any cash payment terminates if the
Company's stock price exceeds $26.00 for any five consecutive business days during the term of the warrants.

6)       Income Taxes

         The Company recorded an income tax benefit of $26.8 million and $25.4 million, respectively, for the three and nine month periods ended September 30, 1994, each of which is net of a valuation allowance of $20.1 million. The resulting lower effective income tax benefit rate is primarily due to the inability to carry back the Company's current operating loss, including the charges for estimated merger, restructuring and litigation costs, and anticipated uncollectible accounts receivable, to the prior year tax returns of the predecessor companies, and the non-deductibility of certain merger costs.





                              Page 8 of 96 pages

ITEM 2

                          CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On July 8, 1994, the merger which formed Coram Healthcare Corporation was consummated with the combination of T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc., each of which are now wholly-owned subsidiaries of the Company. With the completion of the merger Coram became a national provider of comprehensive alternate site healthcare delivery services, including ambulatory and home infusion therapies, lithotripsy and institutional pharmacy services.

         On September 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc., a national provider of home health infusion therapy. The acquisition was not material to the Company's results of operations or financial position.

         During the third quarter the Company announced the results of ongoing operations together with financial impact of the merger and restructuring plan formulated to combine the Coram entities. The Company also announced the settlement of certain pre-existing litigation actions during the quarter.

RESULTS OF OPERATIONS

         Net revenue for the three months and nine months ended September 30, 1994, declined by 8% and 4% respectively, compared to the same periods in the prior year. The decline is primarily the result of pricing pressures on the home infusion therapy market imposed by third-party indemnity and managed care payors. During the second and third quarters of 1994, pricing declines within certain payor groups appear to have stabilized, but no assurance can be given that such trends will continue. The growth in managed care business throughout the industry will, however, continue to apply pressure on prices.

         Also affecting third quarter net revenues was the implementation of the Company-wide policies for recognition of contractual and other allowances. The Company does not believe it is possible to fully separate the impact of this change from the routine quarter to quarter shifts in patient and therapy mix but it is estimated that this change reduced recorded revenues by approximately $2.6 million in the quarter.

         In the Company's lithotripsy business, revenues were $13.5 million and $38.3 million for the three and nine months of 1994, compared to $12.6 million and $30.1 million for the corresponding periods in the prior year. These increases are the result of both an increase in the number of patients served and the acquisitions of majority interests in three lithotripsy companies since June 30, 1993.

         The price declines mentioned earlier have been related primarily to the Company's infusion business. There can, however, be no assurance that similar price concessions will not be applied to the Company's lithotripsy operations. The Health Care Finance Administration has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at a hospital.
Further, such a decrease might trigger demands for similar reductions by other third-party payors.

         Due to differences in reporting practices among Coram's component companies, prior year comparisons of the main volume indicator, patient days, are not meaningful. Current data, however, suggests that patient days are up in the third quarter over the second quarter of this year by about 1%, exclusive of HMSS, and 3% inclusive of HMSS.

         Cost of service as a percent of net revenue increased to 71.7% in the third quarter from 59.9% in the same quarter last year, while for the nine months it increased to 69.3% from 59.1% in the nine months last year. These increases are related primarily to the revenue decline and policy changes noted above and the fact that branch consolidation directed at reducing fixed cost have not yet been completed. Prospectively, the Company's restructuring plans, as described below, are focused on reducing cost and improving margins. The Company also implemented standardized reporting practices in the cost of service area among the five previously separate companies






                              Page 9 of 96 pages

                          CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


and recorded one-time charges such that gross margins in the quarter were negatively impacted by approximately .8%.

         Other factors that affected margins to a lesser extent, include patient and therapy mix changes that occur quarter to quarter and short-term costs necessary to facilitate the integration of the operating units of the five combined businesses. These latter costs are described below.

        Selling, general and administrative expense (SG&A) increased 6.7% for the quarter compared to the prior year. Excluding the effect of HMSS from the results for the quarter, and a one-time accrual for legal cost in settling certain litigation, SG&A would have declined slightly between the quarterly periods. Reductions in legal and executive payroll costs late in the third quarter were offset by costs incurred in the third quarter to establish a new corporate office prior to the realization of expense reductions through planned downsizing of the corporate staffs at the five former companies. In addition, certain personnel and professional fees, special incentive programs, travel, recruiting, relocation and other administrative expenses charged to operations but necessary and related to the merger and consolidation activities impacted reported SG&A expenses. The Company estimates that the incremental expense incurred in the third quarter related to these items was approximately $2.0 million. Over the short term and during the consolidation process management anticipates some level of additional costs of this type to be incurred. As the consolidation process is completed these additional costs will be eliminated and, combined with the cost reductions anticipated from the restructuring
process, contribute to the profitability improvement discussed below.   SG&A
increased 8.9% for the nine months compared to the corresponding period in the prior year. Excluding the effect of HMSS and a one-time accrual for legal cost for certain litigation, SG&A would have increased 6% between the nine month periods. This increase is primarily attributed to the addition of three senior executives at HealthInfusion during the latter half of 1993, and increased legal costs associated with certain legal matters.

         As a result of the merger of the companies forming Coram, management developed and initiated a merger and restructuring plan ("the Plan") to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in personnel and elimination or discontinuance of investments in certain joint venture and other non-infusion facilities. The Plan includes the costs associated with consummation of the merger transaction ("Merger Costs"), and severance and fringe benefits related to workforce reductions ("Personnel Reduction Costs"), consolidation of existing operating and corporate office facilities and disposition of redundant equipment and inventories ("Facility Reduction Costs") and the impact of changes in strategic direction related to certain non-core businesses ("Discontinuance Costs") (collectively "Restructuring Cost"). Following development of the Plan in September, 1994, the Company recorded charges of $28.5 million in estimated merger costs and $92.3 million in estimated restructuring costs.

         Upon the completion of the HMSS acquisition the Company extended the Plan to include the HMSS operations. Accordingly, the Company recorded estimated restructuring costs of $3.2 million during the quarter related to this transaction.

         Management believes these costs to be non-recurring; however, they are subject to changes in estimates as the Plan moves toward completion. Also, in the event the Company consummates additional acquisitions, further restructuring of its operations may be required.





                              Page 10 of 96 pages

                          CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         The following table summarizes the components of the Plan for restructuring cost and the related costs associated with each component, segregated between those estimated costs requiring the use of cash and those costs representing the writedown of existing assets to estimated net realizable value (in millions):

                                             Cash       Non-cash      Total
                                             -----      --------      -----
         Personnel Reduction Costs           $26.2       $  .6        $26.8
         Facility Reduction Costs             15.6        16.3         31.9
         Discontinuance Costs                  4.2        32.6         36.8
                                             -----       -----        -----
                                             $46.0       $49.5        $95.5

          Implementation of the Plan commenced in September, 1994. The Plan contemplates the elimination of approximately 100 of the Company's home infusion branch facilities, with a corresponding significant reduction of branch professional and administrative employees, and the consolidation of corporate administrative operations into one location with a corresponding significant reduction of corporate executive, professional and administrative employees. Management anticipates that the branch and corporate consolidation portions of the Plan will be completed by mid-1995, including the disposition or elimination of certain non-infusion joint ventures and facilities.

         Management anticipates that cost savings in the range of $30-$40 million annually over the next 24 months will result from the implementation of the Plan. The Company expects these savings will accrue from reductions in personnel and related costs, facilities rent, operating and depreciation costs, and corporate overhead and governance costs. Within the next three quarters following initial implementation of the Plan, the savings noted above will be partially offset by the costs of relocation, retention and retraining of personnel, which the Company currently estimates will aggregate approximately $6 million.

         As a result of the Company's decision to implement standardized policies for recognition of contractual and other allowances, deemphasize certain businesses and provide for the disruptions experienced before and during the merger and post-merger transition process, the Company recorded a special charge of $17.3 million for anticipated uncollectible accounts and other receivables. In establishing this reserve, the Company evaluated the aging of trade receivables since the merger process began and evaluated the impact of ending relationships with certain centers.

         The provisions for litigation settlements in the nine months ended September 30, 1994 represent the estimated costs of settling the three matters discussed below:

         On October 10, 1994, the Company announced that it had entered into an agreement in principle to settle the T2 Medical shareholder litigation which was originally initiated against T2 in 1992. The settlement agreement provides for the Company to pay the shareholder class $25 million in cash, of which $7.8 million will be contributed by one of the Company's insurance carriers, and issue warrants to acquire an aggregate of 2.52 million shares of the Company's common stock at an exercise price of $20.25, subject to adjustment. The
Company is currently in legal proceedings against one of its other insurance carriers to obtain additional coverage for a portion of the settlement. The Company has recorded a charge against earnings of $19.72 million of which $17.2 million was recorded in the second quarter, for the settlement of this matter. The agreement in principle also provides that the defendants have denied any wrongdoing and that the action will be dismissed as to all defendants with prejudice. The settlement is conditioned upon, among other things, confirmatory discovery and court approval. There can be no assurance that the settlement will be consumated.





                              Page 11 of 96 pages

                         CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         If the settlement is not consummated and the shareholder claims continue to be pressed, the resulting distraction of management, the costs of defending these claims and the payment of any settlement or damage award could have a material adverse effect on the Company's results of operations and financial position.

         During September 1994 the Company announced the settlement of an investigation by the Office of Inspector General ("OIG") of the financial arrangements that existed between certain physicians and T2 Medical. Under the terms of the settlement, T2 paid the federal government $.5 million to reimburse the government for the costs of its investigation and settle its claim.

         During September, 1994, the Company also settled a dispute with the former principals of a company acquired by T2 in 1992, related to the valuation of that acquisition transaction. The dispute was settled with the Company issuing warrants to acquire 500,000 shares of common stock to the former principals at an exercise price of $18, subject to adjustment. The Company is obligated to make a cash payment of up to $4 million to the warrantholders at the end of the five-year term of the warrants; provided, however, that the payment will be reduced, dollar-for-dollar, to the extent of the aggregate positive spread in excess of $16.00 per share on any warrants exercised prior to, or exercisable at the end of, the five year term of the warrants.
The Company's obligation to make any cash payment terminates if the Company's stock price exceeds $26.00 for any five consecutive business days during the term of the warrants.

         Interest income decreased 51% and 33% for the three months and nine months ended September 30, 1994, respectively, compared to the corresponding periods in the prior year. The decrease is primarily due to the reduction in investable cash. Interest expense increased 76% and 53% in the three and nine month periods compared to the corresponding periods in the prior year due primarily to increased borrowings used to finance acquisitions, merger costs and general working capital needs.

         Minority interest in consolidated joint ventures increased by 23% and 35%, respectively, in the three and nine months ended September 30, 1994 compared to the same periods last year. The increase is due primarily to the acquisition of majority interests in several lithotripsy companies during the latter half of 1993.

         Other income decreased during the nine month period ended September 30, 1994 compared to the prior period primarily due to the gain of $6.3 million on the sale of T2's respiratory therapy business during the second quarter of 1993.

         The Company's tax benefit rate for the nine month period ended September 30, 1994 was approximately 17%, substantially below the expected benefit at statutory rates. This was due primarily to the non-deductibility of goodwill amortization, certain merger costs and the timing of recognition of certain restructuring, litigation and receivable write-off expenses.

LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter the Company entered into a $120 million revolving credit agreement, with base rate borrowings at an interest rate of zero to 1% over prime rate and Libor borrowings at a rate of Libor plus 1.25% to 2%. The





                              Page 12 of 96 pages

                         CORAM HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


credit agreement had a maturity date of December 31, 1995. In October, 1994 the Company entered into a new $120 million revolving credit facility to replace the above referenced facility. The new facility's maturity date is June 30, 1996. Base rate borrowings under the new facility are at a rate of zero to 1.125% over prime as it varies from time to time and LIBOR borrowings are at a rate of LIBOR plus .875% to 2.125% as it varies from time to time. The revolving credit is secured by the stock of the Company's subsidiaries and the receivables, short-term investments and all general assets of the Company and its subsidiaries.

         Significant uses of the credit line during the quarter have been to repay all amounts outstanding under the credit lines of each of the former individual entities, purchase businesses, including HMSS and certain minority interests at T2, and fund the merger and restructuring expenses paid to date in cash.

         A significant portion of the restructuring, litigation and receivable charges taken against earnings in the nine months ended September 30, 1994 did not require the use of cash in that period. Of the non-recurring charges taken, approximately $26.6 million had been paid in cash as of the end of the period. The Company anticipates that over the next year the remainder of the costs of these charges, totaling an estimated $70.0 million, will be made from cash generated from operations, additional savings realized from the restructuring process, the effects of lower effective tax rates on 1995 income as these charges become deductible for tax purposes, and additional borrowing capacity which the Company believes will be available if necessary. Should the Company pursue other cash acquisition opportunities, additional sources of cash may be required to support such activities.

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





                              Page 13 of 96 pages

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         T2 Shareholder Litigation

         The Annual Report on Commission Form 10-K of T2 for the fiscal year ended September 30, 1993, the Quarterly Report of T2 on Commission Form 10-Q for the period ended March 31, 1994 (the "T2 10-Q Report") and the Quarterly Report of the Company on Commission Form 10-Q for the period ended June 30, 1994 (the "Company's 10-Q Report") disclosed certain lawsuits on behalf of persons claiming to be stockholders of T2 ("T2 Shareholder Litigation").
The Company's 10-Q Report stated that although an amended complaint had been filed in an attempt to expand the previously certified class to include purchasers of T2 Common Stock for the period December 2, 1991, through August 12, 1993, the court had not ruled on the plaintiffs' motion to expand the previously certified class. On August 24, 1994, the amended complaint was certified as a class action.

                 On October 10, 1994, the Company announced that it had entered into an agreement in principle to settle the T2 Shareholder Litigation, which provides for the Company to pay to the shareholder class $25 million in cash and to issue warrants to acquire an aggregate of 2,520,000 shares of the Company's Common Stock at an initial per share exercise price of $20.25, subject to adjustment. The Company further stated that one of its insurance carriers has agreed to contribute approximately $7.8 million toward the settlement and that the Company is engaged in legal proceedings to obtain coverage for a portion of the settlement against one of its other insurance carriers. The agreement in principle also provides that the defendants deny any wrongdoing and that the action will be dismissed as to all defendants with prejudice. The settlement, including the execution of definitive settlement documents, the cash payment and the issuance of warrants, is conditioned upon, among other things, confirmatory discovery and court approval. There can be no assurances that the settlement will be consummated. If the settlement is not consummated and the shareholder claims continue to be pressed, the resulting distraction of management, the costs of defending these claims and the payment of any settlement or damage award could have a material adverse effect on the Company's results of operations and financial position.

         OIG Investigation

         In 1992, T2 received a request for documents from a grand jury sitting in Atlanta, Georgia, at the request of the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services, the focus of which appeared to be the potential application of the federal anti-kickback law as it relates to physician ownership. On September 26, 1994, the Company announced that T2 had settled the OIG investigation. T2, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The order further requires T2 to comply with certain standards when providing management or other services to physicians. Under the terms of the settlement, T2 paid the federal government $500,000 to reimburse the government for the costs of its investigation and settle its claims. T2 will continue to participate in the Medicare/Medicaid program. On September 30, 1994, the U.S. District Court for the Northern District of Georgia (Atlanta Division) approved the settlement.





                              Page 14 of 96 pages

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                 A special meeting of stockholders of T2, Curaflex, Medisys and HealthInfusion was held on July 8, 1994 to consider and vote upon three proposals:

                 No. 1 - Approval of an Agreement and Plan of Merger involving the Merger of all four companies pursuant to which they each became wholly-owned subsidiaries of Coram Healthcare Corporation.

                 No. 2 - Approval of the Coram Healthcare Corporation 1994 Stock Option/Stock Issuance Plan, and

                 No. 3 - Approval of the Coram Employee Stock Purchase Plan.

                 All three proposals were approved. The results of voting are as follows:

                 Proposal No. 1

                                               For           Against        Abstain
                                           ----------       ---------       -------
                 T2                        21,237,263         376,548       150,859
                 Curaflex                  10,376,291          67,249        18,793
                 Medisys                    8,733,819         214,326       175,895
                 HealthInfusion             6,963,391         144,235        98,617

                 Proposal No. 2
                 --------------

                 T2                        18,131,251       3,197,082       438,337
                 Curaflex                   8,224,412       2,184,797        44,528
                 Medisys                    7,854,468       1,074,105       195,517
                 HealthInfusion             6,142,106         927,014       136,123

                 Proposal No. 3
                 --------------

                 T2                        20,383,751         970,647       410,272
                 Curaflex                   8,930,853       1,494,621        36,859
                 Medisys                    8,218,741         693,228       212,121
                 HealthInfusion             6,295,423         760,542       150,278

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Reports on Form 8K

                 July 15, 1994.            Reported item 5
                 September 13, 1994.       Reported item 5





                              Page 15 of 96 pages

                                                                                              Sequential
         (b)     Exhibit No.               Description                                         Page No.
                 -----------               -----------                                        ----------
                   10.94                   Credit Agreement dated as of                           20
                                           October 17, 1994, by and among
                                           Coram Healthcare, Curaflex, T2,
                                           HealthInfusion, Medisys, and HMSS
                                           as Co-Borrowers, Toronto Dominion
                                           (Texas), Inc., as Agent (the
                                           "Credit Agreement").  The
                                           exhibits and schedules to the
                                           Credit Agreement as listed in
                                           the Exhibit Index are omitted from
                                           this Exhibit.  The Company agrees
                                           to furnish supplementally
                                           any omitted exhibit or schedule
                                           to the Securities and Exchange
                                           Commission upon request.

                                           Exhibit 2.1(c)           Form of Loan
                                                                    Request

                                           Exhibit 2.1(d)           Form of Note

                                           Exhibit 2.2(b)           Notice of
                                                                    Conversion/
                                                                    Extension

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

                                           Exhibit 3.2              Form of Guaranty

                                           Exhibit 4.1(n)           Notice of Authorized
                                                                    Representatives

                                           Exhibit 6.2(c)-1         Form of Certificate
                                                                    of Compliance

                                           Exhibit 6.2(c)-2         Form of Certificate
                                                                    re Real Property
                                                                    and New Locations

                                           Exhibit 10.1             Form of Assignment
                                                                    and Acceptance

                                           Sched.2.3(c)(ii)         Assets to be sold

                                           Sched.4.1(b)(iii)        Good Standing
                                                                    Certificates

                                           Schedule 4.1(j)          List of Property
                                                                    Subject to
                                                                    Perfected Liens





                              Page 16 of 96 pages

                                                                                              Sequential
         (b)     Exhibit No.               Description                                         Page No.
                 -----------               -----------                                        ----------
                 10.94 (continued)
                                           Schedule 4.1(k)          List of Existing
                                                                    Indebtedness to be
                                                                    Paid

                                           Schedule 5.2             List of Subsidiaries
                                                                    by States of Incor-
                                                                    poration or Organiza-
                                                                    tion and Qualification

                                           Schedule 5.4             Exceptions to
                                                                    Requisite
                                                                    Corporate Power

                                           Schedule 5.8             Exceptions to
                                                                    "No Conflicts"

                                           Schedule 5.10            List of
                                                                    Financial State-
                                                                    ments

                                           Schedule 5.16            Litigation and
                                                                    Contingent
                                                                    Liabilities

                                           Schedule 5.18(i)         ERISA Title IV
                                                                    Benefit Plans

                                           Schedule 5.14            Key Contracts

                                           Schedule 5.15            Intellectual
                                                                    Property

                                           Schedule 5.18(ii)        Other Benefit
                                                                    Plans

                                           Schedule 5.19            Environmental
                                                                    Matters

                                           Schedule 5.20            List of Insurance
                                                                    Policies

                                           Schedule 5.21            Exceptions to
                                                                    Compliance with
                                                                    Laws

                                           Schedule 5.27            Exceptions to
                                                                    Compliance with
                                                                    Physician Self-
                                                                    Referral Laws

                                           Schedule 7.6             List of Existing
                                                                    Permitted
                                                                    Encumbrances

                                           Schedule 7.8             List of Existing
                                                                    Interest-Bearing
                                                                    Indebtedness





                              Page 17 of 96 pages

                                                                                              Sequential
         (b)     Exhibit No.               Description                                         Page No.
                 -----------               -----------                                        ----------
                 10.94 (continued)

                                           Schedule 7.12            Existing Trans-
                                                                    actions with
                                                                    Affiliates

                 Exhibit 27                Financial Data                                         96
                                           Schedules





                              Page 18 of 96 pages

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORAM HEALTHCARE CORPORATION



                                          By: /s/ James M. Sweeney
                                              -----------------------------
                                                  James M. Sweeney

                                                  Chairman and Chief
                                                  Executive Officer
                                                  (Duly Authorized Officer)



                                          By: /s/ Sam R. Leno
                                              -----------------------------
                                                  Sam R. Leno
                                                  Chief Financial Officer

November 14, 1994





                              Page 19 of 96 pages