Form 10-K
period 1994-12-31
CORAM HEALTHCARE CORP
filed 1995-03-27
CIK 924174

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994       Commission file number 1-11343

                          Coram Healthcare Corporation
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     33-0615337
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                     Identification No.)

     1125 SEVENTEENTH STREET, 15TH FLOOR                          80202
               DENVER, COLORADO                                 (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 292-4973
          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                                WHICH REGISTERED
- ---------------------------------------------     ---------------------------------------------
  Common Stock ($.001 par value per share)                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     BASED ON THE CLOSING PRICE ON MARCH 20, 1995, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $1,007.8 MILLION.

     THE NUMBER OF COMMON SHARES OUTSTANDING OF THE REGISTRANT WAS 39,465,677 AS OF MARCH 20, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR
COVERED BY THIS REPORT.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company"), is currently the second largest provider of alternate site (outside the hospital) infusion therapy and related services in the United States, operating 140 branches located in 38 states. Infusion therapy involves the intravenous administration of anti-infective, chemotherapy, pain management, nutrition, and other therapies. Other services offered by the Company include the provision of lithotripsy, non-intravenous infusion products and physician support services. On January 29, 1995, the Company entered into an agreement to acquire the alternate site infusion business of Caremark International Inc. (the "Caremark Business.") Upon the consummation of the acquisition of the Caremark Business, the Company will become the largest provider of alternate site infusion therapy services in the United States, with the capability of providing services to approximately 96% of the United States population.

     The Company was formed on July 8, 1994 pursuant to a merger (the "Merger") by and among T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc. ("Medisys") and HealthInfusion, Inc. ("HealthInfusion"), each of which was a publicly-held national or regional provider of home infusion therapy and related services. The Merger enabled the Company to become a national provider of home infusion and other alternate site health care services. On September 12, 1994, the Company further broadened its geographic coverage by acquiring H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas. The Company is in the process of completing a branch and corporate office consolidation of its five predecessor companies (the "Coram Consolidation Plan") which is expected to result in significant annual cost savings and operating efficiencies. The Company expects to implement a similar branch office and consolidation program after the consummation of the acquisition of the Caremark Business (the "Caremark Consolidation Plan"), resulting in additional cost savings and operating efficiencies. The Company is led by a newly formed management team with extensive background in the health care industry, including James M. Sweeney, Chairman and Chief Executive Officer.

DELIVERY OF ALTERNATE SITE HEALTH CARE SERVICES

     General. Infusion patients are generally referred to the Company following diagnosis of a specific disease or upon discharge from a hospital. Either the patient's physician or a managed care payor will generally determine to which infusion company a patient is referred. The referring physician will generally determine whether the patient is a candidate for home infusion treatment or outpatient infusion therapy. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs generally requires patient training, specialized equipment and periodic monitoring by skilled nurses. Most therapies require either a gravity-based flow control device or an electro-mechanical pump to meter the drugs. Some therapies are administered continuously; most however, are taken for a given number of hours per day. The Company's nurses and pharmacists work with the patient's doctor to track the patient's condition and update the therapy as necessary. Treatments can last from a few days to years.

     Branch Facilities. The delivery of infusion services is coordinated through regional infusion centers or "branches," whose functions include (i) patient intake (usually physician-based), (ii) a pharmacy/mixing facility staffed by pharmacists and pharmacy technicians, (iii) materials management, including drug and supply inventory and delivery, (iv) billings, collections and benefit verification, (v) sales to local referral services, including doctors, hospitals and payors and (vi) general management. The Company's branch facilities typically are leased and consist of 2,000 to 20,000 square feet of office space in suburban office parks in close proximity to major medical facilities. A typical branch has a fully equipped pharmacy, offices for administrative personnel and a small storage warehouse. Facilities are staffed with three to fifteen full-time employees, and a typical branch includes a manager, a licensed pharmacist, registered nurses and sales and administrative personnel. Each facility serves the metropolitan area in which it is located, generally within a two-hour driving radius, as well as outlying locations where it can arrange appropriate nursing services. Satellite facilities are also used. These smaller centers contain limited supplies and pharmacy operations, and are used as dispatch centers serving a specified geographical area. The Company currently has 40 full centers and 100 satellite centers.

     In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff of the local branch works closely with the patient's physician or clinicians and hospital personnel in order to assess the patient's suitability for home care. This assessment process includes an analysis of the patient's physical condition and of social factors such as the stability of the patient's home life and the availability of family members or others who can assist in the administration of the patient's therapy, if necessary. It also includes a review of compliance with the requirements of the patient's insurance carrier.

     When a patient's suitability for home care has been confirmed, the patient and the patient's family (or others) receive training and education concerning the therapy to be administered, including proper infusion technique and care and use of intravenous devices and other equipment used in connection with the therapy. Assessment and training are generally performed by the Company's nurses.

     Prior to the patient receiving treatment services from the Company, the treating physician devises the patient's plan of care and transmits it to the local branch's clinical support team, including its nurses and pharmacists. This team will work with the treating physician to administer the plan of care and monitor the patient's progress. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician with reports on the patient's condition, allowing the treating physician to play an active role in the patient's treatment. The treating physician always remains responsible for the patient's care, including changing the patient's plan of care to meet the patient's needs and handling patient emergencies.

     Upon the patient's arrival home, a nurse from the local branch typically oversees the administration of the patient's first home infusion treatment. Thereafter, the frequency of nursing visits depends upon the particular therapy of the patient involved. During these subsequent visits, the nurse may check and adjust the patient's infusion site, intravenous lines and related equipment, obtain blood samples, change the pump settings and/or drug administration after consulting with the physician and assess the patient's condition and compliance with the plan of care. The patient's nutrition supplies and prescription drugs are typically delivered on a weekly basis, depending on the therapy and the particular drugs being used. Nurses will visit the patient as needed to monitor the therapy, draw blood tests, check wounds and catheter insertion points, and check the patient's overall medical condition.

     The treating physician remains actively involved in monitoring his or her patient's treatment by devising the patient's initial plan of treatment, monitoring the plan's administration and revising the plan as necessary. In addition, each branch has a medical advisory board comprised of local physicians who review quality assurance and patient services issues and consult with the Company on maintaining and improving its quality of care and patient service at the local level.

     Outpatient Facilities. The Company's ambulatory outpatient infusion therapy centers have proven to be synergistic with its core home infusion therapy business. Physicians use outpatient facilities to treat their patients when the patient does not require hospitalization, but is not an ideal candidate for home care because of severity of illness, complexity of therapy or environmental concerns. Patients report to the facility for administration of the required therapy and return home that day. Therapies commonly administered at outpatient facilities include first dose antibiotics, complex or lengthy chemotherapy regimens and transfusion of both red blood cells and platelets. Other procedures may include the insertion of long line venous catheters, aerosol therapies for prophylaxis and instruction related to such therapies.

PRODUCTS AND SERVICES OF THE COMPANY

     Infusion Therapy. The Company provides a variety of infusion therapies, principally anti-infective therapy, parenteral nutrition, chemotherapy and pain management therapy. The initiation and duration of these therapies is determined by a physician based upon a patient's diagnosis, treatment plan and response to therapy. Certain therapies, such as anti-infective therapy, are generally used in the treatment of temporary conditions such as infections, while others, such as parenteral nutrition, may be required on a long-term or permanent basis. The infusion therapies are either administered at the patient's home by an employee of the

Company or at a regional outpatient facility operated by the Company. In patient groups such as immune repressed patients (e.g., AIDS/HIV, cancer and transplant patients) anti-infective therapy must be provided episodically over the duration of the primary disease or for the remainder of the patient's life.

     The following table sets forth the aggregate percentages of patient revenues derived by the Company from the designated types of infusion therapies during the year ended December 31, 1994:

    Anti-Infective.................................................................   40%
    Parenteral and Enteral Nutrition...............................................   27%
    Chemotherapy...................................................................   11%
    Pain Management................................................................   10%
    Other Therapies................................................................   12%
                                                                                     ---
    Total..........................................................................  100%
                                                                                     ===

               Anti-Infective Therapy. Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal medications into the patient's bloodstream for the treatment of a variety of infectious diseases, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with AIDS and infections of the kidneys and urinary tract. Generally, intravenous anti-infection drugs are delivered through a peripheral catheter inserted in a vein in the patient's arm and are generally more effective when infused directly into the bloodstream than when taken orally.

               Parenteral and Enteral Nutrition. Total parenteral nutrition therapy or "TPN" involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to a gastrointestinal illness or condition, such as an intestinal obstruction or inflammatory bowel disease. The therapy is administered through a central catheter, surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solutions may contain amino acids, dextrose, fatty acids, electrolytes, trace minerals and vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature, requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must continue this type of therapy for life. Enteral nutrition therapy is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical condition. Enteral nutrition therapy is often administered over a long period, generally for more than six months.

               Chemotherapy. Chemotherapy is the administration of cytotoxic drugs to patients suffering from various types of cancer either alone or as adjuvant (an immunological agent that increases the antigenic response) to other therapies such as radiation or surgery. The Company has been advised that breast, lung, colon, prostate and ovarian cancer, among others, are most conducive to outpatient chemotherapy treatment. Chemotherapy generally is administered periodically for several weeks or months. A majority of the nurses employed by the Company are certified to administer chemotherapy. The nature of drugs that are used to treat cancer is such that side effects such as nausea and amnesia occur in most patients. This requires the administration of additional agents to treat those side effects.

               Pain Management Therapy. Pain management therapy is the administration of analgesic drugs to patients suffering from acute or chronic pain. It is often administered in conjunction with intravenous chemotherapy or intravenous therapy given to patients with cancer or AIDS. This type of therapy is often administered in a way that permits the patient to regulate the infusion of analgesic drugs in proportion to the severity of the pain the patient experiences, improving the medical outcome at the same time as drug use is reduced.

               Other Therapies. The Company provides other technologically advanced therapies such as intravenous inotrope therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for prevention of blood clots, myeloid growth factor therapy for various anemias, and anti-nauseant therapy for chemotherapy induced emesis.

     Lithotripsy. Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. Depending on the particular lithotripter used, the patient is sedated using either a general or an epidermal anesthetic while seated in a bath or lying on a treatment table. The operator of the lithotripter machine locates the stone using fluoroscopy or ultrasound and directs the shock waves toward the stone either through the water in the bath or across a fluid membrane placed next to the patient's body. The shock waves then fragment the stone thereby enabling the patient to pass the fragments through his or her urinary tract. Because lithotripsy is non-invasive and is provided on an outpatient basis, lithotripsy is an attractive alternative to other more invasive techniques otherwise used in treating urinary tract stones or to extended hospital stays waiting for the stone to pass.

     As of March 1, 1995, the Company owned a controlling interest in 15 lithotripsy partnerships as well as a wholly owned lithotripter maintenance company. The Company's lithotripsy partnerships currently operate an aggregate of 31 lithotripsy machines that provide services in 180 locations in 18 states. The other owners of the partnerships are primarily physicians, many of whom utilize the partnership's equipment to treat their patients. Ten of the 31 lithotripsy machines are stationary and located at hospitals or ambulatory surgery centers, while the other 21 machines are mobile, allowing them to be moved in order to meet patient needs and market demands. The Company's lithotripsy partnerships typically lease the machine on a per procedure basis to the hospital, ambulatory surgery center or other facility providing care to the patient. In some cases, the lithotripsy partnership bills the patient directly for the use of the partnership's machine.

     The Company's agreements with its lithotripsy physician partners contemplate that the Company will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the physician from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, the Company believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law. If, however, the Company were required to acquire the minority interest of its physician partners in each of its lithotripsy partnerships, the cost would be material to the Company.

     The Company's lithotripsy operations have contributed an increasing amount to the Company's operating income. However, there can be no assurance that lithotripsy reimbursement rates will remain at their current levels and the Company believes the amounts the partnerships currently receive for their machines will be increasingly subject to pricing pressures similar to the pricing pressures that have been exerted on the Company's infusion therapy business. Recently, the Health Care Financing Administration ("HCFA") released a proposed rule reducing the rate at which ambulatory surgery centers and certain hospitals would be reimbursed for the technical component of a lithotripsy procedure. The Company cannot predict what the final rate for such reimbursement will be or what effect, if any, the adoption of this proposed rule would have on lithotripsy revenues and whether this decreased reimbursement rate will be applied to lithotripsy procedures performed at hospitals, where a majority of the Company's lithotripsy machines are currently utilized.

     Physician Practice Management Services. The Company is implementing a physician practice management business that will provide a variety of consulting and administrative services to small and medium sized physician groups. The Company estimates that over 80% of the physicians in the United States practice either alone or in a small group practice. As a result of growing pressure on physicians to control costs and the rising influence of managed care organizations, the Company believes that physicians have a growing need for external management services. Through its physician services business, the Company intends to provide consulting and administrative services in the following areas: development and management; office systems, including computerization, financial management, billing and collections; practice marketing and development; other in-office services such as infusion therapy; mergers, acquisitions, affiliations and ventures; and managed care and third party payor contract opportunities. Initially, the physician services business will focus on providing services to the Company's physician network and their medical specialties. In addition, the Company intends to offer consulting and management services to service organizations and other health care providers that will offer a package of health care services to third party payors.

     Other Health Care Businesses. In addition to operating infusion therapy companies and providing the other services described above, the Company was also involved during 1994 in certain other health care businesses. Such complementary businesses amounted to less than 1% of the Company's net revenues for the fiscal year ended December 31, 1994, and some or all of such businesses are under review for possible divestiture.

ORGANIZATION AND OPERATIONS

     General. The Company's alternate site health care business operations are conducted through approximately 140 branches which are managed through six area offices reporting to the Vice President of Field Operations. The area office provides each of its branches with key management direction and support services. The Company's organizational structure is designed to create operating efficiencies associated with centralized services and purchasing while also promoting local decision making. The Company believes that its decentralized approach to management facilitates high quality local decision making, allows it to attract and retain experienced local managers and allows it to be responsive to local market needs.

     Operating Systems and Controls. An important factor in the Company's ability to closely monitor its operating locations will be the reliability of its management information systems. Besides routine revenue and cost reporting, the Company is developing a performance model for monitoring district and branch operations. Actual operating results derived from the Company's management information systems will be compared to the performance model, enabling all levels of management to identify areas requiring improvement. The Company believes that the use of common, specific performance matrixes and the identification of best demonstrated practices will expedite operating improvement.

     The Company has begun to implement standardized management information systems throughout the Company. This has enabled the Company to begin standardizing operating processes, track profit and loss performance by branch, control and manage accounts receivable, process customer orders, reduce administrative overhead and gather branch operating statistics for comparisons and management decision making.

     The Company has recently begun to standardize and simplify its financial systems. This will enable the Company to access more detailed financial information and respond accordingly. Moreover, the Company expects that managed care organizations and other referral sources and health care providers will benefit from these sophisticated reporting capabilities, thereby giving the Company a further competitive advantage.

     The Company endeavors to ensure that its local managers have the autonomy and ability to perform effectively by providing them with training, comprehensive policies and procedures and standardized systems. The Company is designing management incentive plans that reward performance based on revenue increases, earnings contribution, accounts receivable collection, inventory control and control of capital expenditures.

REIMBURSEMENT OF SERVICES

     Virtually all of the revenues of the Company are derived from third-party payors, including private insurers, managed care organizations such as HMOs and PPOs, and governmental payors such as Medicare and Medicaid. Similar to other medical service providers, the Company experiences lengthy reimbursement periods as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success and continues to be a high priority for all levels of management. The Company has developed substantial expertise in processing claims and carefully screens new cases to determine whether adequate reimbursement will be available. Individual branches are responsible for their own billing and collections, within strict guidelines. The Company believes that accounts receivable management is best accomplished at the local level because of direct relationships with payors and the ability of branch personnel to identify and react promptly to billing discrepancies.

     Medicare has developed a national fee schedule for respiratory therapy, home medical equipment and infusion therapy which provides reimbursement for 80% of the amount of any fee on the schedule. The remaining 20% co-insurance portion is not paid by Medicare. In most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients. In other cases, the Company bills and actively monitors other third-party payors or patients responsible for co-insurance reimbursement.

     Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, and through the federal Medicare and Medicaid programs. Private payors typically reimburse a higher amount for a given service and provide a broader range of benefits than governmental payors, although net revenues and gross profits from private payors have been affected by the continuing efforts of private payors to contain or reduce the costs of health care. An increasing percentage of the Company's private payor revenue has been derived in recent years from contracts with HMOs, PPOs and other managed care providers. Although these contracts often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts, provide for faster payment terms and generate a greater volume than other third-party payors.

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private, governmental and managed care payors, respectively, for the year ended December 31, 1994:

    Private Insurance and Other Payors...........................................   58%
    Medicare and Medicaid Programs...............................................   28%
    Managed Care Organizations...................................................   14%
                                                                                   ----
              Total..............................................................  100%
                                                                                   =====

QUALITY ASSURANCE

     The Company has established quality assurance programs to ensure that service standards are implemented and that the objectives of those standards are met. As of March 1, 1995, all of the branch offices of the Company had received or are in the process of applying for accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The Company's quality assurance program also includes quality audits of branches by a member of the Company's quality assurance department.

COMPETITION

     The alternate site health care market is highly competitive and is experiencing both horizontal and vertical consolidation. Some of the Company's current and potential competitors include hospital chains and providers of multiple products and services for the alternate site health care market. On March 3, 1995, two of the largest companies in the alternate site health care industry, Abbey and Homedco, announced an agreement to merge in a transaction that would create the largest alternate site health care provider in the United States based on pro forma combined 1994 revenues. The size, purchasing power, ability to bundle products and services; and relationships with physicians and payors which certain of these providers enjoy make them formidable competitors to the Company. Moreover, there are relatively few barriers to entry in the local markets that the Company serves. Local or regional companies have entered the home health care market in the past and others may do so in the future. There can be no assurance that the Company will not encounter increased competition in the future that could limit its ability to maintain or increase its market share. Such increased competition could have a material adverse effect on the Company's business and results of operations.

     The Company competes on the basis of a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. As it achieves low cost provider status, the Company believes that it can compete effectively in each of its service areas with respect to all of the above factors. The achievement of the operating scale required to achieve low cost provider status is a critical source of competitive advantage and a major objective of the Company's consolidation strategy.

     Competition within the alternate site health care delivery system has been affected by the decision of third party payors and their case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers may become a prerequisite to the Company's ability to serve many of the patients treated by it. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered by the Company.

SALES AND MARKETING

     The Company's products and services are marketed through its field sales force, branch sales personnel and various media formats. Most of the Company's new patients are referred by hospitals, medical groups, home care agencies and case managers. The Company's sales force is responsible for establishing and maintaining referral sources. All sales employees receive a base salary plus incentive bonuses based on collected net revenue. The Company recently established improved sales training programs enabling its sales force to generate more revenue from current referral sources and to assist them in targeting and developing new referral sources. The Company believes that JCAHO accreditation of its branches is important to its sales and marketing efforts, particularly with large customers.

     The Company's network of field representatives enables it to market its home health care services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel and HMOs. Marketing is focused on specific product lines and in specific payor groups. Products such as physician services and disease state carveouts that are considerably different than the base infusion therapy and ancillary service business are supported by specialty marketing and sales support personnel.

     As a result of escalating pressures to contain health care costs, third-party payors are participating to a greater extent in decisions regarding health care alternatives and are more important in the referral process. In response, the Company has modified its sales and development focus and is aggressively pursuing agreements with third party payors and is seeking to participate in managed service organizations and provider networks that will provide high quality, cost effective care. The Company has recruited a dedicated sales force to enhance the Company's efforts to market and sell its services to managed care payors. Managed care sales representatives are deployed in each branch and a separate national accounts sales force reports to the Vice President, Managed Care Sales and Marketing. Since commencing such marketing efforts, the Company has successfully negotiated approximately 400 managed care contracts, including agreements with CIGNA and Travelers Health Network ("Travelers"). Pursuant to these arrangements, the Company provides services to members of the managed care organization on a non-exclusive basis at negotiated prices in specified geographic areas. For example, the Company was recently awarded a nationwide contract to be one of three providers authorized to coordinate the delivery of infusion, durable medical equipment, respiratory therapy, home nursing and other services to the approximately 5.3 million beneficiaries of Travelers. The Company has subcontracted for those alternate site services it has agreed to deliver under the Travelers contract which it is currently unable to provide directly.

CUSTOMERS AND SUPPLIERS

     The Company provides alternate site health care services and products to a large number of patients and no single payor accounted for more than 5% of the net revenue of the Company during the year ended December 31, 1994, excluding Medicare and Medicaid payors. The Company purchases products from a large number of suppliers. The Company considers its relationships with its vendors to be good and believes that substantially all of its products are available from alternative sources on terms not materially less favorable to the Company than its present sources.

GOVERNMENT REGULATION

     General. The Company is subject to extensive federal and state regulation regarding, among other things, fraud and abuse, health and safety, environmental compliance and toxic waste disposal. In particular, the illegal remuneration provisions of the Social Security Act and similar state laws impose civil and criminal sanctions. These sanctions include disqualification from participation in the Medicare and Medicaid programs for persons who solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment which is paid for in whole or in part by Medicare and Medicaid or for otherwise generating revenue reimbursed by either of these programs. Due to the breadth of the statutory provisions and the absence in certain instances of regulations or court decisions addressing many of the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws and there can be no assurance that the Company will not be required to change one or more of its current business practices or be subject to sanctions. The Company's revenues and net earnings could be adversely affected as a result of any such change or sanctions. The Company believes it complies in all material respects with these and all other applicable laws and regulations.

     In particular, the operations of the Company are subject to federal and state laws covering the repackaging and dispensing of drugs (including oxygen), regulating interstate motor-carrier transportation, pharmacies, nursing services and certain types of home health agency activities. Certain of the employees of the Company are subject to state laws and regulations governing the ethics and professional practice of pharmacy and nursing. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that health care reform, if enacted, will not result in a material adverse change to the Company.

     Fraud and Abuse. The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Federal enforcement officials also may attempt to impose civil false claims liability with respect to claims resulting from an anti-kickback violation. If successful, civil penalties could be imposed, including assessments of $2,000 per improper claim for payment plus twice the amount of such claim and suspension from future participation in Medicare and Medicaid programs. Civil suspension for anti-kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payor source.

     In addition, an increasing number of states in which the Company operates have laws, which vary from state to state, prohibiting certain direct or indirect remuneration or fee-splitting arrangements between health care providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. The Company maintains an internal regulatory compliance review program and has retained Richard J. Kusserow, the former Inspector General of the U.S. Department of Health and Human Services, to act as a consultant to assist the Company in developing its compliance program. There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

     Prohibition on Physician Referrals. Under both the Omnibus Budget Reconciliation Act of 1993 ("Stark II") and certain state legislation, it is unlawful for a physician to refer patients for certain designated health services to an entity with which the physician has a financial relationship. A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995. Because of its broad language Stark II may be interpreted by the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") to apply to the Company's operations. Consequently, Stark II has required the Company to restructure certain existing compensation agreements with physicians or, in the alternative, to refuse to accept referrals for designated health services from such physicians to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. The Company has substantially completed the termination of business arrangements with physicians that may be questionable in the current regulatory environment, however if the Company does not achieve such material compliance, and Stark II is broadly interpreted by HHS to apply to the Company, such application of Stark II could have a material adverse effect on the Company.

     A California statute, which become effective January 1, 1995, makes it unlawful for a physician who has, or a member of whose immediate family has, a financial interest with or in an entity to refer a person to that entity for laboratory, diagnostic nuclear medicine, radiation oncology, physical therapy, physical rehabilitation, psychometric testing, home infusion therapy, or diagnostic imaging goods or services. Under the statute, "financial interest" includes, among other things, any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, dividend, distribution, subsidy or other form of direct or indirect payment, whether in money or otherwise, between a physician and the entity to which the physician makes a referral for the items described above. The statute also prohibits the entity to which the referral was made from presenting a claim for payment to any payor for a service furnished pursuant to a prohibited referral, and prohibits a payor from paying for such a service. Violation of the statute by a physician is a misdemeanor, and will subject the physician to civil fines. Violation of the prohibition on submitting a claim in violation of the statute is a public offense, subjecting the offender to a fine of up to $15,000 for each violation and possible action against licensure. The Company believes that other states in which the Company does business have or are considering similar legislation.

     Medicare and Health Care Reform. Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets, among other reasons. Legislation or regulations may be enacted in the future that may substantially reduce the amount paid for the Company's services. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. The Company is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or, whether such changes, if made, will have a material adverse effect on its revenues and net earnings.

     State Laws Regarding Provision of Medicine and Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, certain aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion. In addition, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationships with physician groups, would could have an adverse effect on the Company.

     Most states have laws regulating insurance companies and HMOs. The Company is not qualified in any state to engage in the insurance or HMO businesses. As the managed care business evolves, state regulators may begin to scrutinize the practices of, and relationships between, third-party payors, medical service providers and entities providing management and other services to medical service providers with respect to the application of insurance and HMO laws and regulations. The Company does not believe that its practices, which are consistent with those of other health care companies, would subject it to such laws and regulations. However, given the limited regulatory history with respect to such practices, there can be no assurance that states will not attempt to assert jurisdiction. The Company may be subject to prosecution by state regulatory agencies, and accordingly may be required to change or discontinue certain practices which could have a material adverse effect on the Company.

     Pharmacies and Home Health Agencies. All states require pharmacies to be licensed and all of the Company's pharmacies are licensed in the states in which they are located. All these pharmacies also have Controlled Substances Registration Certificates issued by the Drug Enforcement Administration of the United States Department of Justice. Many states in which the Company operates also require home infusion companies to be licensed as home health agencies. The Company's branches are licensed as home health agencies in all such states except four, where it has applied for licensure. The failure of a branch facility to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect its continued expansion and the existing operations of that branch facility.

     Other Regulations. The Company's operations are subject to various state hazardous waste disposal laws. Those laws as currently in effect do not classify most of the waste produced during the provision of the Company's services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all health care facilities, including the Company's branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations. Some states have established certificate of need programs regulating the establishment or expansion of health care facilities, including certain of the Company's facilities.

     The Company believes it is in material compliance with current applicable laws and regulations. As noted under Item 3 "Legal Proceedings," in September 1994 the Company entered into a settlement with the OIG regarding an investigation of T2's financial arrangements with physicians which requires T2 to adhere to a compliance program in rendering its services. No assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships placed it in material noncompliance with such a statute. The health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business.

POTENTIAL LIABILITY AND INSURANCE

     Participants in the health care market are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. The Company is from time to time subject to such suits as a result of the nature of its business. The Company maintains general liability insurance with coverage limits of $1 million per occurrence and in the aggregate annually, professional liability insurance on each of its professionals with coverage limits of $1 million per claim and in the aggregate annually and excess liability coverage of $25 million per occurrence and in the aggregate annually. In addition, the Company maintains a $25 million excess umbrella insurance policy that covers liabilities in excess of the Company's other liability policies subject to certain exclusions. Each of these policies provides coverage on an "occurrence" basis and has certain exclusions from coverage. The Company's insurance policies must be renewed annually.

     A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. Claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms, if available at all.

EMPLOYEES

     As of March 1, 1995, the Company had approximately 2,400 full-time equivalent employees. None of such employees are currently represented by a labor union or other labor organization. Approximately 50% of such employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing representatives, reimbursement representatives, financial and systems professionals and managers. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

     The Company's headquarters are temporarily located in Denver, Colorado and consist of approximately 16,000 square feet of office space leased through July, 1996. The Company has entered into a ten year lease for 35,000 square feet of office space in a new headquarters facility near Boulder, Colorado, commencing July 1996. Pending the closure of such facilities pursuant to the Consolidation Plan, the Company leases facilities which formerly were the corporate headquarters of Curaflex, HealthInfusion, Medisys and HMSS. The Company also owns a building containing approximately 27,000 square feet of space which formerly served as the headquarters of T2. As of March 1, 1995, the Company had 140 branch facilities in the United States.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has entered into a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a proposed settlement of class action shareholder litigation which was initiated against T2 in 1992. The settlement provides for the Company to pay the shareholder class $25 million in cash (of which approximately $9.8 million will be contributed by the Company's insurance carriers), and to issue warrants to acquire an aggregate of 2.52 million shares of the Company Common Stock at an exercise price of $20.25, subject to adjustment. The Stipulation is subject to the review and approval of the court on May 5, 1995 and certain other contingencies, and there can be no assurance that the settlement will be consummated. If the settlement is not consummated and the shareholder claims continue to be pressed, the resulting distraction of management, the costs of defending such claims and the payment of any settlement or damage award could have a material adverse effect on the Company's results of operations and financial position.

     In September, 1994, T2 entered into a settlement of an investigation by the OIG into T2's financial arrangements with physicians (the "T2 OIG Settlement"). T2, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The order further requires T2 to comply with certain standards when providing management or other services to physicians. As a result of the T2 OIG Settlement and the recent legal proceedings and investigations in which T2 has been involved, the Company believes it will be subject to increased federal and state regulatory scrutiny. The Company is implementing programs to ensure that it is in compliance with the terms and conditions of the T2 OIG Settlement and has engaged Richard P. Kusserow, the former Inspector General of the U.S. Department of Health and Human Services, as a consultant to assist the Company in developing its compliance program. However, in the event that T2 violates the T2 OIG Settlement or the Company engages in conduct that violates federal or state laws, rules or regulations, the Company may be subject to a risk of increased sanctions or penalties; including, but not limited to, partial or complete exclusion from the Medicare/Medicaid program.

     The Company is subject to certain claims and lawsuits, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CRH." The following table sets forth the high and low sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape for the periods indicated (from the inception of trading on July 11, 1994):

                                                                              HIGH     LOW
                                                                              ----     ---
    CALENDAR YEAR 1994
      First Quarter........................................................    --       --
      Second Quarter.......................................................    --       --
      Third Quarter (July 11 through September 30).........................  19 1/8   10 1/2
      Fourth Quarter.......................................................  18 3/4   14 1/2

    CALENDAR YEAR 1995
      First Quarter (through March 20, 1995)...............................  26 1/2   15 3/8

     As of March 20, 1995, there were 3,297 record holders of the Company's Common Stock. On March 20, 1995, the last reported sale price of the Common Stock on the New York Stock Exchange was $25 5/8 per share.

     The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and schedules and accompanying notes and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Historical financial data for the Company is based on the combined financial data of the predecessor entities, and may not be comparable on a year by year basis. Certain data for the Company prior to the fiscal year ended December 31, 1992 is unavailable based upon the accounting records of such entities. Amounts are in thousands except per share data.

                                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------------
                                                                    1990       1991       1992        1993        1994
INCOME STATEMENT DATA:
  Net revenue...................................................  $162,214   $299,851   $ 413,100   $ 462,304   $ 450,496
  Cost of service...............................................        --         --     224,356     285,023     313,182
                                                                  --------   --------   ---------   ---------   ---------
  Gross profit..................................................        --         --     188,744     177,281     137,314
  Selling, general and administrative expenses..................        --         --      48,927      75,706      81,907
  Provision for estimated uncollectible accounts................        --         --      24,036      29,751      19,517
  Amortization of goodwill......................................        --         --       4,832       7,824       8,971
  Provision for litigation settlements..........................        --         --          --          --      23,220
  Merger costs..................................................        --         --          --       2,868      28,500
  Restructuring costs...........................................        --         --       2,385       1,600      95,500
  Special provision for uncollectible accounts..................        --         --          --          --      17,300
                                                                  --------   --------   ---------   ---------   ---------
  Operating income (loss).......................................    34,178     82,144     108,564      59,532    (137,601)
  Interest income...............................................        --         --       4,940       3,746       2,469
  Interest expense..............................................        --         --      (2,860)     (3,916)     (7,414)
  Minority interest in net income of consolidated joint
    ventures....................................................        --         --      (4,638)     (9,715)    (12,622)
  Other income, net.............................................        --         --       3,969       7,862         865
                                                                  --------   --------   ---------   ---------   ---------
  Income (loss) before income taxes.............................        --         --     109,975      57,509    (154,303)
  Provision (benefit) for income taxes..........................        --         --      38,117      28,848     (26,231)
                                                                  --------   --------   ---------   ---------   ---------
  Net income (loss).............................................  $ 22,412   $ 56,009   $  71,858   $  28,661   $(128,072)
                                                                  ========   ========   =========   =========   =========
  Net income (loss) per common share
    Primary.....................................................  $   0.82   $   1.67   $    1.95   $    0.76   $   (3.32)
  Weighted average common shares outstanding:
    Primary.....................................................    27,189     33,632      36,812      37,778      38,633
BALANCE SHEET DATA:
  Cash and short-term investments...............................  $     --   $     --   $      --   $  56,003   $  36,592
  Working capital...............................................    69,977    123,543     165,150     124,992      83,395
  Total assets..................................................   207,340    334,613     476,422     555,877     576,115
  Long-term debt................................................     4,121     15,257      20,653      40,156     120,817
  Stockholders' equity..........................................   143,237    230,539     394,514     438,872     322,261

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORY

     The operations of the Company commenced on July 8, 1994 as a result of a merger of T2, Curaflex, HealthInfusion, and Medisys, each of which were publicly held national or regional providers of alternate site infusion therapy and related services. Pursuant to the Merger, which was accounted for as a pooling of interests, each of those companies became and are now wholly owned subsidiaries of the Company. On September 12, 1994, the Company acquired all of the capital stock of HMSS, a leading regional provider of home infusion therapies, in a transaction accounted for as a purchase. The Company is led by a newly formed management team with extensive background in the health care industry, including James M. Sweeney, Chairman and Chief Executive Officer.

IMPACT OF MERGER AND POST-MERGER CONSOLIDATION

     During the quarter ended September 30, 1994, the Company recorded a special charge of $17.3 million to provide for anticipated uncollectible accounts and other receivables as a result of the Company's decision to implement standardized policies for recognition of contractual and other allowances and to provide for the disruptions experienced before and during the Merger and post-Merger transition process.

     The Company also recorded charges of $23.2 million, representing the estimated cash and non-cash costs of settling certain pre-Merger litigation matters, including an agreement in principle to settle the T2 shareholders litigation, the T2 OIG Settlement and the settlement of a dispute with the former principals of a company acquired by T2 in 1992.

     During the same quarter, the Company initiated a merger and restructuring plan to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in personnel and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company's alternative site infusion branch facilities and the consolidation of corporate administrative operations into one location, with a corresponding significant reduction of branch and corporate personnel. In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $95.5 million in estimated restructuring costs in the quarter ended September 30, 1994, including charges to assimilate HMSS. Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. The Company anticipates that the branch and corporate consolidation portions of the Coram Consolidation Plan will be substantially completed by March 31, 1995 and that the Coram Consolidation Plan, when fully implemented, will generate annual cost savings in excess of $55 million. The Company expects these savings will arise through reductions in personnel described above and related costs, facilities rent, operating and depreciation costs, corporate overhead and procurement savings. In the first half of 1995, these savings will be partially offset by the costs of relocation, retention and retraining of personnel, currently estimated to be approximately $3 million.

     In the aggregate, the Company recorded non-recurring charges of approximately $164.5 million in the second and third quarters of 1994 related to the Merger and the implementation of the Coram Consolidation Plan.

IMPACT OF PRICING/VOLUME TRENDS

     Throughout 1993 and early 1994, the Company experienced severe pricing pressure from payors related to its alternate site infusion therapy services. The Company believes, however, that short-term pricing declines within individual payor groups have moderated. Moreover, home infusion therapy patient volume has increased since the Merger. No assurance can be given, however, that such trends will continue. The increasing prevalence and influence of managed care payors is expected to continue to apply pressure on pricing for the Company's services. The Company believes that alternate site health care providers will increasingly face lower operating margins as managed care organizations constitute an increasing percentage of the mix of the industry's revenues, and that maintaining offsetting growth in patient volumes will be necessary to offset lower margins. In addition, there can be no assurance that the Company's lithotripsy operations will not also experience pricing pressure in the future. HCFA has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at the hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures.

RECENT DEVELOPMENTS

     Consistent with the Company's strategy of focusing on its core businesses, on January 30, 1995, the Company announced that it had reached an agreement in principle to sell its pediatric home care business known as Kid's Medical Club to Pediatric Services of America, Inc. ("PSAI") for $13.5 million, of which the Company will receive proceeds of approximately $9.2 million (net of advances of approximately $5 million). The Company is also in the process of soliciting offers for its institutional pharmacy business known as Pharmcare, Inc. ("Pharmcare"), which had revenues of approximately $20 million and contributed approximately $0.8 million to the Company's operating income in 1994. The Company expects the sale of Pharmcare to be completed in the second quarter of 1995. The Company is continuing to evaluate the strategic fit and short-term value of each of the partnerships and businesses inherited from its predecessor entities, and management will consider additional divestitures of other non-strategic businesses during 1995. As part of its strategy, the Company is continually engaged in acquisition discussions with alternate site providers, some of which acquisitions, if consummated, would be material to the Company.

IMPACT OF THE CAREMARK TRANSACTION

     On January 29, 1995, the Company entered into an agreement to acquire the alternate site infusion business of Caremark (the "Caremark Transaction"). Upon completion of the Caremark Transaction, the Company will be the largest provider of alternate site infusion therapy services in the United States based on pro forma 1994 net revenue. The consolidation of the Company and the Caremark Business is expected to result in certain additional annual cost savings. No assurances, however, can be given as to the amount of cost savings that actually will be realized from the Coram Consolidation Plan or the consolidation of the Caremark Business.

     The purchase price for the Caremark Business is $310 million, subject to adjustment, consisting of (i) $210 million in cash and (ii) $100 million junior subordinated payment-in-kind notes (the "Junior Subordinated PIK Notes"). The Company currently plans to finance the cash portion of the purchase price for the Caremark Business through the issuance of up to $175 million in subordinated notes (the "Notes") and through borrowings under a new credit facility providing for borrowings of up to $300 million, of which $200 million will be term loans and $100 million will be available as revolving credit loans and letters of credit, with Chemical Bank as Agent (the "Senior Credit Facility"). A portion of the cash proceeds will be used to repay all of the Company's indebtedness under its existing credit facility (the "Existing Credit Facility") which was approximately $108.1 million as of December 31, 1994.

     The Company believes that the combination of the Company and the Caremark Business will create an entity which will be able to leverage its cost base more efficiently through a reduction in branch facilities, and which is expected to be able to benefit from significant economies of scale and operating synergies, particularly with regard to procurement, regulatory compliance and patient outcomes tracking. Substantial cost savings are expected to be realized from elimination of geographically duplicative branches, the elimination of duplicative corporate overhead expenses, procurement savings and the implementation of the best demonstrated business practices of the Company's predecessor entities and the Caremark Business (e.g., accounts receivable collections) throughout the combined entity. No assurances can be made as to the amount of cost savings, if any, that actually will be realized. The Company expects to record a charge against earnings in the second quarter of 1995 in connection with the Caremark Consolidation Plan.

     Upon the consummation of the Caremark Transaction, the Company will be highly leveraged. Following the Caremark Transaction, the Company believes that its primary liquidity needs will be cost of debt service, restructuring costs and working capital. The Company believes that cash generated by operations and amounts available under the revolving credit portion of the Senior Credit Facility will be sufficient to meet its liquidity needs. The Company's strategy includes the attainment of the operating scale required to achieve low cost provider status through strategic acquisitions. All or a portion of any such acquisitions may be financed through available credit under the Senior Credit Facility or, depending upon capital market conditions, the issuance of additional indebtedness or equity securities or other bank borrowings. At the closing of the Caremark Transaction, the Company expects to have up to $100 million of unused borrowing capacity under the Senior Credit Facility. The Senior Credit Facility, and the Notes will include various affirmative, negative and financial covenants with which the Company must comply, including among others, a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness and pay dividends.

RESULTS OF OPERATIONS

     The following table shows certain items as a percentage of the Company's net revenue for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                        1992     1993     1994
Net revenue...........................................................  100.0%   100.0%   100.0%
Cost of service.......................................................   54.3     61.6     69.5
                                                                        -----    -----    -----
          Gross margin................................................   45.7     38.4     30.5
Selling, general and administrative expenses..........................   11.8     16.4     18.2
Provision of estimated uncollectible accounts.........................    5.8      6.4      4.3
Amortization of goodwill..............................................    1.2      1.7      2.0
Provision for litigation settlements..................................     --       --      5.2
Merger costs..........................................................     --      0.6      6.3
Restructuring costs...................................................    0.6      0.4     21.2
Special provision for uncollectible accounts..........................     --       --      3.8
                                                                        -----    -----    -----
          Total operating expenses....................................   19.4     25.5     61.0
          Operating income (loss).....................................   26.3     12.9    (30.5)
Interest income.......................................................    1.2      0.8      0.6
Interest expense......................................................   (0.7)    (0.9)    (1.7)
Minority interest in net income of consolidated joint ventures........   (1.1)    (2.1)    (2.8)
Other income, net.....................................................    0.9      1.7      0.2
                                                                        -----    -----    -----
Income (loss) before income taxes.....................................   26.6     12.4    (34.2)
Provision (benefit) for income taxes..................................    9.2      6.2     (5.8)
                                                                        -----    -----    -----
Net income (loss).....................................................   17.4%     6.2%   (28.4)%
                                                                        =====    =====    =====

1994 COMPARED TO 1993

     Net Revenue. Net revenue for the year ended December 31, 1994 declined by 2.6% from the prior year. Net revenue from the Company's home infusion therapy business declined primarily due to the pricing pressures imposed by third-party indemnity and managed care payors discussed above and the termination of certain physician relationships by the Company. Net revenue from the Company's IntraCare (outpatient infusion therapy) business declined by approximately $12.2 million due to direct competition from physicians. This decline in net revenue was offset by a $9.5 million increase in net revenue from the Company's lithotripsy business and the addition of an estimated $14 million of net revenue resulting from the HMSS acquisition. Additional factors affecting 1994 net revenue were the implementation of consistent Company-wide policies for recognition of contractual and other allowances, an effort to eliminate unprofitable business relationships and the renegotiation of physician relationships which were potentially incompatible with new regulatory requirements. Revenues for the fourth quarter of 1994 were $113.6 million, as compared to $119.9 million in the third quarter of 1994 on a pro forma basis including the HMSS acquisition for a full quarter, representing a decline of 5.3%. While no assurance can be given regarding the Company's future revenues, management believes that its fourth quarter net revenue may be a more accurate reflection of the Company's current operating environment than the Company's 1994 reported revenue taken as a whole.

     Gross Margin. Gross margin decreased to 30.5% in 1994 from 38.4% in 1993. This decrease was related primarily to the decline in pricing, changes in payor mix, and the revenue recognition policy changes discussed above and the fact that branch consolidations and corresponding reductions in fixed costs had not been fully completed by year end. Other factors that affected gross margin included patient and therapy mix changes and short-term costs not includable in the restructuring charges which were necessary to facilitate the integration of the Company's operating companies. However, despite this year-to-year decrease, gross margin increased from 28.5% in the third quarter of 1994 to 29.5% in the fourth quarter of 1994, primarily due to the implementation of the Coram Consolidation Plan and reduced pricing pressures. The Company expects gross margin to increase from its current level as cost savings are realized in connection with the Coram Consolidation Plan.

     Selling, General and Administrative Expense. Selling, general and administrative expenses ("S,G&A") increased 8.2% over the prior year primarily as a result of the acquisition of HMSS. Excluding duplicative costs related to the Merger and the acquisition of HMSS, S,G&A expenses for 1994 remained substantially constant as compared to the prior year. Reductions in overall payroll and other administrative costs since consummation of the Merger were partially offset by costs incurred in the same period to establish a new corporate office prior to the realization of cost savings through planned reductions of the corporate staffs of the merged companies. Due to the integration process, certain personnel and professional fees, special incentive programs, travel, recruiting, relocation and other administrative expenses charged to operations, but necessary and related to the merger and consolidation activities, contributed to the increase in S,G&A. The Company estimates that the incremental expense related to these items was approximately $3.0 million. Additional costs of this type are expected to be incurred during the balance of the consolidation process.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts (including a special provision of $17.3 million in 1994 in connection with the Merger), increased to 8.2% of net revenue in 1994 from 6.4% in 1993. This increase was related to disruptions in the Company's collection activities experienced during the Merger and post-Merger transaction process as well as continuing changes in reimbursement patterns, including the retroactive effect of case management discounts and discounts demanded by indemnity insurers.

     Amortization of Goodwill. Amortization of goodwill increased in 1994 as a result of a full year of amortization being taken for acquisitions completed during 1993, as well as the acquisition of HMSS on September 12, 1994.

     Provision for Litigation Settlements. The provision for litigation settlements represents the estimated cash and non-cash costs of settling certain litigation matters, including the T2 shareholder litigation, the T2 OIG Settlement and the settlement of a dispute with the former principals of a company acquired by T2 in 1992.

     Operating Income (Loss). The Company incurred an operating loss of $137.6 million in 1994, compared to operating income of $59.5 million in the prior year. Excluding the merger, restructuring, litigation charges and special accounts receivable provision, which were taken as discussed above, and totalled $164.5 million, the Company's operating income would have been $26.9 million. The Company's lithotripsy business contributed approximately $19.9 million of operating income in 1994 (after minority interest of $10.8 million) compared to a contribution of $15.9 million (after minority interest of $8.9 million) in 1993, excluding the allocation of certain corporate overhead costs. Based on its current contribution to operating income, any material change in the operations of the lithotripsy business could have a material adverse effect on the consolidated operating results of the Company.

     Net Interest Expense. Interest expense increased over the prior year primarily due to increased borrowings used to finance acquisitions, merger costs and other working capital needs.

     Minority Interest. Minority interest in net income of consolidated joint ventures increased primarily due to the acquisition of majority interests in several lithotripsy companies during the latter half of 1993.

     Other Income. The higher level of other income in 1993 compared to 1994 is primarily due to the $6.4 million gain realized on the sale of T2's respiratory business in 1993.

     Taxes. The Company's effective tax benefit rate for 1994 was approximately 17%. The rate was substantially below the expected benefit at combined statutory federal and state rates due primarily to the non-deductibility of goodwill amortization, certain merger costs and the realizability of losses created by certain restructuring, litigation and receivable charges.

1993 COMPARED TO 1992

     Net Revenue. Net revenue for the year ended December 31, 1993, increased by 11.9% over the prior year. The increase was primarily the result of increased volume from acquisitions, offset by pricing pressures on the Company's home infusion therapy business imposed by third-party indemnity and managed care payors. IntraCare net revenue increased approximately $3.5 million over the prior year while lithotripsy net revenue increased $30.3 million as a result of both acquisitions and internal growth.

     Gross Margin. Gross margin decreased to 38.3% in 1993 from 45.7% in the prior year due primarily to the pricing pressures discussed above and changes in patient and therapy mix.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased 54.7% over the prior year to 16.4% of net revenue compared to 11.8% in the prior year. The increase was primarily the result of lower than historical revenue gains without a corresponding decrease in the fixed components of S,G&A as well as legal and accounting fees associated with a special internal inquiry conducted by T2.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts increased primarily as a result of changes in reimbursement patterns, including the retroactive effect of case management discounts and larger discounts demanded by indemnity insurance carriers, although as a percentage of sales it remained the same as the prior year.

     Operating Income. The Company's operating income in 1993 was $59.5 million compared to $108.6 million in the prior year. The Company's lithotripsy business contributed approximately $15.8 million of operating income in 1993 (after minority interest of $8.9 million) compared to a contribution of $3.7 million in 1992 (after minority interest of $1.4 million), excluding the allocation of certain corporate overhead costs and before reflecting the minority interest in those operating results, which are reflected in the non-operating section of the Company's consolidated statement of operations.

     Other Income. Other income includes net interest expense, compared to net interest income in the prior year, due primarily to increased borrowings used to finance acquisitions. Minority interest in net income of consolidated joint ventures increased primarily due to the acquisition of majority interests in several lithotripsy companies. Other income in 1993 includes the gain of $6.4 million on the sale of T2's respiratory business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents and marketable securities at December 31, 1994 was $36.5 million (including restricted cash of approximately $6.5 million), a decrease of $19.4 million from December 31, 1993. The ratio of total debt to equity was 0.5:1 at December 31, 1994 compared to 0.2:1 at December 31, 1993. The increase in the debt ratio is primarily attributable to borrowings by the Company under the Existing Credit Facility subsequent to the Merger. Working capital at December 31, 1994 was $83.4 million compared to $125 million at December 31, 1993. The principal reason for the decrease in working capital was reserves established by the Company in connection with the Coram Consolidation Plan and in connection with the settlement of the T2 shareholders' litigation.

     Cash used in operating activities was $11.1 million for the year ended December 31, 1994 compared to $54.6 million of cash provided by operating activities for the year ended December 31, 1993. The decrease of approximately $65.7 million in cash from operating activities between 1993 to 1994 is primarily attributable to the Company's lower gross margin for the year ended December 31, 1994 and cash used to fund merger costs. EBITDA, excluding special charges recorded in connection with the Coram Consolidation Plan, litigation and certain other one-time costs, was $37.2 million for the year ended December 31, 1994 compared to $73.3 million for the year ended December 31, 1993. The decrease of approximately $48.3 million is primarily attributable to the reduction in gross profit which occurred in the year ended December 31, 1994. The difference between cash used in operating activities and EBITDA for the year ended December 31, 1994 is primarily due to cash payments for merger and restructuring costs of $34.6 million.

     Under the Existing Credit Facility, the Company has a $150 million revolving facility, with a maturity date of June 30, 1996, and an available borrowing base of $120 million as of December 31, 1994. Base rate borrowings (as defined) are at a rate of zero to 1.25% over the greater of (i) prime rate or
(ii) Federal funds rate plus 0.5%, and LIBOR borrowings (as defined) are at a rate of LIBOR plus .875% to 2.25%. The Existing Credit Facility is secured by the stock of all of the Company's subsidiaries and contains standard financial covenants and conditions limiting the Company's ability to make certain expenditures. The Existing Credit Facility was predominantly used to repay amounts outstanding under the lines of credit maintained by the Company's predecessors prior to the Merger, to enable the Company to acquire HMSS and certain minority interests in T2, and to pay certain expenses incurred by the Company in connection with the Merger and the Coram Consolidation Plan. The Company expects to incur deferred loan charges of approximately $1.2 million in order to refinance the Existing Credit Facility.

     A number of events in fiscal 1994 had a significant impact on the Company's financial statements, liquidity and results of operations. These events included the Merger, the T2 OIG Settlement and the T2 shareholders litigation and the implementation of the Coram Consolidation Plan.

     As of December 31, 1994, the Company had recorded restructuring charges of approximately $95.5 million in connection with the implementation of the Coram Consolidation Plan. Actual charges against the reserve were $56.8 million, consisting principally of write downs to discontinue certain non-core businesses. Of the total non-recurring charges of $164.5 million incurred in 1994 for the settlement of litigation, the Coram Consolidation Plan and the special provision for uncollectible accounts, approximately $33.0 million of such charges were paid in cash and charged against the reserves in 1994. The Company anticipates that the remainder of these charges, totaling approximately $65.5 million, will be paid from cash from the Company's operations, cost savings recognized from the Coram Consolidation Plan, proceeds from the sale of certain non-core businesses and borrowings under the Senior Credit Facility.

     The reserve for settlement of the T2 shareholder litigation represents the Company's estimate of the net costs of the ultimate disposition of the litigation based on discussions between the parties regarding the possible settlement of such litigation. There can be no assurance, however, that such litigation will be resolved pursuant to the terms currently under discussion or that the Company's ultimate liability will not exceed such estimate.

     The Company's liquidity, including cash provided by operating activities, anticipated sales of non-core businesses, the realization of certain tax benefits, the anticipated establishment of the Senior Credit Facility and the sale of the Convertible Notes and the Notes is believed to be adequate to finance planned capital expenditures, known operating needs, including the settlements of the legal proceedings referred to herein, and costs related to the Coram Consolidation Plan and the Caremark Consolidation Plan for at least the next twelve months.

STATUS OF CORAM CONSOLIDATION PLAN

     Through February 28, 1995 the Company had completed a significant portion of the branch consolidation process, including the closure of 92 branch facilities and a reduction of approximately 510 employees.

     The following table summarizes the utilization of restructuring reserves through December 31, 1994 (in millions):

                                                              CASH     NON-CASH     TOTAL
    Personnel Reduction Costs...............................  $6.2      $  0.6      $ 6.8
    Facility Reduction Costs................................   1.2        16.2       17.4
    Discontinuance Costs....................................    --        32.6       32.6
                                                              ----      ------      -----
                                                              $7.4      $ 49.4      $56.8
                                                              ====      ======      =====

     The Company believes it has adequate reserves to complete the Coram Consolidation Plan.

FUTURE HEALTHCARE PROPOSALS AND LEGISLATION

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

ITEM 8.  FINANCIAL STATEMENTS.

     Consolidated financial statements of the Company at December 31, 1994, and 1993 and for the years ended December 31, 1994, 1993 and 1992 and the independent auditors' report thereon as referenced in Item 14 herein are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management -- Directors and Executive Officers" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Voting Securities and Principal Stockholders" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to this information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) and (d)     Financial Statements and Schedules

                    The financial statements and schedules of the Registrant listed on the accompanying Index to Financial Statements and Index to Schedules are
                    filed as part of this Annual Report.

    (b)             Reports on Form 8-K:

                    None.

    (c)             Exhibits

                    Included as exhibits are the items listed on the Exhibit Index. The
                    Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    EXHIBIT                                        PAGE
- ------                                    -------                                    ------------
  2.1    Agreement and Plan of Merger dated as of February 6, 1994, by and among the Registrant, T2, Curaflex, HealthInfusion, Medisys, T2 Acquisition
         Company, CHS Acquisition Company, HII Acquisition Company and MI
         Acquisition Company (Incorporated by reference to Exhibit 2.1 of
         Registration No. 33-53957 on Form S-4). ..................................
  2.2    First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T2, Curaflex, HealthInfusion, Medisys, T2
         Acquisition Company, CHS Acquisition Company, HII Acquisition Company and
         MI Acquisition Company (Incorporated by reference to Exhibit 2.2 of
         Registration No. 33-53957 on Form S-4). ..................................
  2.3    Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and between the Registrant, T2, Curaflex, HealthInfusion, Medisys, T2
         Acquisition Company, CHS Acquisition Company, HII Acquisition Company and
         MI Acquisition Company (Incorporated by reference to Exhibit 2.3 of the
         Registrant's Current Report on Form 8-K dated as of July 15, 1994). ......
  3.1    Certificate of Incorporation of Registrant, as amended through May 11,
         1994 (Incorporated by reference to Exhibit 2.1 of Registration No.
         33-53957 on Form S-4). ...................................................
  3.2    Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 of
         Registration No. 33-53957 on Form S-4). ..................................
  4.1    Form of Common Stock Certificate for the Registrant's common stock, $.001 par value per share.* ....................................................
 10.1    Amended and Restated Credit Agreement dated as of February 10, 1995, by and among Curaflex, T2, HealthInfusion, Medisys, and HMSS as Co-Borrowers,
         Toronto Dominion (Texas), Inc., as Agent (the "Amended Credit Agreement").
         The exhibits and schedules to the Amended Credit Agreement are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibit or schedule to the Securities and Exchange Commission upon request.* ................................................................
 10.2    Form of Employment Agreement between the Registrant and Charles A. Laverty
         (Incorporated by reference to Exhibit 10.1 of Registration No. 33-53957 on
         Form S-4). ...............................................................
 10.3    Form of Severance/Non-Compete Agreement between the Registrant and Miles
         E. Gilman (Incorporated by reference to Exhibit 10.2 of Registration No.
         33-53957 on Form S-4). ...................................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    EXHIBIT                                        PAGE
- ------                                    -------                                    ------------
 10.4    Form of Severance/Non-Compete Agreement between the Registrant and William
         J. Brummond (Incorporated by reference to Exhibit 10.3 of Registration No.
         33-53957 on Form S-4). ...................................................
 10.5    Form of Severance/Non-Compete Agreement between the Registrant and Tommy
         H. Carter (Incorporated by reference to Exhibit 10.4 of Registration No.
         33-53957 on Form S-4). ...................................................
 10.6    Form of Indemnification Agreement between the Registrant and each of the
         Registrant's directors and certain executive officers.* ..................
 10.7    Registrant's 1994 Stock Option/Stock Issuance Plan and related forms of agreements (Incorporated by reference to Exhibit 10.15 of Registration No.
         33-53957 on Form S-4). ...................................................
 10.8    Registrant's Employee Stock Purchase Plan (Incorporated by reference to
         Exhibit 10.16 of Registration No. 33-53957 on Form S-4). .................
 10.9    401(k) Plan of T2 dated December 8, 1989 (Incorporated herein by reference to Exhibit 10(s) of T2's Annual Report on Form 10-K for the fiscal year ended September 30, 1989, filed with the Commission on or about December
         29, 1988. ................................................................
10.10    1988 Stock Option Plan of T2, as amended and restated as of July 31, 1990 and as further amended as of (i) August 20, 1991; (ii) November 12, 1991;
         and (iii) July 6, 1992 (Incorporated by reference to Exhibit 10.18 of
         Registration No. 33-53957 on Form S-4). ..................................
10.11    Curaflex 1989 Stock Option Plan (Incorporated by reference to Exhibit
         10.53 of Registration No. 33-53957 on Form S-4). .........................
10.12    Curaflex Amended 1990 Stock Option Plan (Incorporated by reference to
         Exhibit 10.54 of Registration No. 33-53957 on Form S-4). .................
10.13    Curaflex Directors' Nonqualified Stock Option Plan (Incorporated by
         reference to Exhibit 10.59 of Registration No. 33-53957 on Form S-4). ....
10.14    Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as amended
         (Incorporated by reference to Exhibit 10.61 of Registration No. 33-53957 on Form S-4). ............................................................
10.15    Clinical Homecare Ltd. 1990 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.62 of Registration No. 33-53957 on Form S-4). ....
10.16    1989 Stock Option Plan of Medisys (Incorporated by reference to Exhibit
         10.85 of Registration No. 33-53957 on Form S-4). .........................
10.17    Form of Non-Plan Option Agreement of Medisys (Incorporated by reference to
         Exhibit 10.86 of Registration No. 33-53957 on Form S-4). .................
 11      Statement regarding Computation of Per Share Earnings.*...................
 22.1    Subsidiaries of the Registrant.*..........................................
 23.1    Consent of Ernst & Young LLP.*............................................
 23.2    Consent of Deloitte & Touche LLP.*........................................
 23.3    Consent of KPMG Peat Marwick LLP.*........................................
 23.4    Consent of Arthur Andersen LLP.*..........................................
 23.5    Consent of Coopers & Lybrand LLP.*........................................
 27      Financial Data Schedule*..................................................

- ---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1995.

                                          CORAM HEALTHCARE CORPORATION

                                          By:       /s/ JAMES M. SWEENEY

                                            ------------------------------------
                                                      James M. Sweeney
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                TITLE                         DATE
            ---------                                -----                         ----
      /s/ JAMES M. SWEENEY           Chairman and Chief Executive Officer      March 25, 1995
- ---------------------------------      (Principal Executive Officer)
        James M. Sweeney

     /s/ PATRICK J. FORTUNE          President, Chief Operating Officer        March 25, 1995
- ---------------------------------      and Director
       Patrick J. Fortune

         /s/ SAM R. LENO             Secretary and Chief Financial Officer     March 25, 1995
- ---------------------------------      (Principal Financial Officer and
           Sam R. Leno                 Principal Accounting Officer)

       /s/ TOMMY H. CARTER           Vice Chairman of the Board of             March 25, 1995
- ---------------------------------      Directors
         Tommy H. Carter

       /s/ RICHARD A. FINK           Director                                  March 25, 1995
- ---------------------------------
         Richard A. Fink

                                     Director
- ---------------------------------
       Stephen G. Pagliuca

       /s/ L. PETER SMITH            Director                                  March 25, 1995
- ---------------------------------
         L. Peter Smith

    /s/ DR. GAIL R. WILENSKY         Director                                  March 25, 1995
- ---------------------------------
      Dr. Gail R. Wilensky

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Auditors.......................................................  F-2
Consolidated Balance Sheets -- As of December 31, 1994 and 1993.......................  F-7
Consolidated Statements of Operations -- Years Ended December 31, 1994, 1993 and
  1992................................................................................  F-8
Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1994, 1993
  and 1992............................................................................  F-9
Consolidated Statements of Cash Flows -- Years Ended December 31, 1994, 1993 and
  1992................................................................................  F-10
Notes to Consolidated Financial Statements............................................  F-11
Schedule II -- Valuation and Qualifying Accounts......................................  F-25

Board of Directors
Coram Healthcare Corporation and subsidiaries

     We have audited the accompanying consolidated balance sheet of Coram Healthcare Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1994. Our audit also included the 1994 financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1994 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also have audited, as to combination only, the accompanying consolidated balance sheet of Coram Healthcare Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1993. As described in Note 1 to such statements, these statements have been combined from the financial statements of T(2) Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc., and Medisys, Inc. (which are not presented separately herein). The reports of Deloitte & Touche LLP, as it relates to T(2) Medical, Inc., as of September 30, 1993, and for the two years in the period ended September 30, 1993, KPMG Peat Marwick LLP, as it relates to Curaflex Health Services, Inc., Arthur Andersen LLP, as it relates to HealthInfusion, Inc., and Coopers & Lybrand, as it relates to Medisys, Inc., who have audited these statements appear elsewhere herein. In our opinion, the accompanying consolidated financial statements for 1993 and for the two years in the period ended December 31, 1993 have been properly combined on the basis described in
Note 1.

     We also audited the adjustments described in Note 1 that were applied to present the statements of operations, stockholders' equity, and cash flows, of T(2) Medical, Inc. for each of the two years in the period ended December 31, 1993. In our opinion, such adjustments are appropriate and have been properly applied.

                                            ERNST & YOUNG LLP

Orange County, California
February 17, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of T2 Medical, Inc.

     We have audited the accompanying consolidated balance sheet of T2 Medical, Inc. and its subsidiaries (the "Company") as of September 30, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of T2 Medical, Inc. and subsidiaries at September 30, 1993, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 12, the Company is a defendant in civil suits filed on behalf of individuals claiming they have purchased Company stock at various times during the time period from December 2, 1991 through August 12, 1993. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these suits has been made in the accompanying consolidated financial statements.

Deloitte & Touche LLP

Atlanta, Georgia
November 17, 1993
(December 23, 1993 as to Note 17)

KPMG PEAT MARWICK LLP [LOGO]



              INLAND EMPIRE OFFICE
              ONE LAKESHORE CENTRE
              3281 GUASTI ROAD, SUITE 550
              ONTARIO, CA 91761

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Curaflex Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Curaflex Health Services, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Curaflex Health Services, Inc. and subsidiaries as of December 31, 1993 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                            KPMG PEAT MARWICK LLP

Ontario, California
February 28, 1994

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
  HealthInfusion, Inc. and subsidiaries:

     We have audited the consolidated balance sheet of HealthInfusion, Inc. (a Florida corporation) and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthInfusion, Inc. and subsidiaries as of December 31, 1993 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Miami, Florida,
  March 18, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of

Medisys, Inc.:

     We have audited the consolidated balance sheet of Medisys, Inc. and Subsidiaries as of December 31, 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The 1992 consolidated financial statements of Medisys, Inc. and Subsidiaries have been restated to give retroactive effect to the merger of Medisys, Inc. and Subsidiaries and American Home Therapies, Inc., on July 30, 1993, which has been accounted for as a pooling of interests as described in note 2 to the consolidated financial statements of Medisys, Inc. and Subsidiaries.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medisys, Inc. and Subsidiaries as of December 31, 1993, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements of Medisys Inc., and Subsidiaries, in 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                            COOPERS & LYBRAND

Minneapolis, Minnesota
February 11, 1994

                          CORAM HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
CURRENT ASSETS:
  Cash and cash equivalents............................................  $ 20,046     $ 22,971
  Accounts receivable, net of allowances of $22,297 in 1994 and $25,076
     in 1993...........................................................   111,000      112,944
  Investment in available-for-sale securities..........................    16,546       33,032
  Inventories..........................................................    11,064       11,158
  Prepaid taxes........................................................    11,430           --
  Deferred income taxes, net...........................................    31,893        6,726
  Other current assets.................................................     5,667        5,453
                                                                         --------     --------
          Total current assets.........................................   207,646      192,284
PROPERTY AND EQUIPMENT, NET............................................    25,902       42,917
JOINT VENTURES AND OTHER ASSETS........................................     8,651       26,558
DEFERRED INCOME TAXES NON-CURRENT......................................       557           --
GOODWILL, NET..........................................................   333,359      294,118
                                                                         --------     --------
TOTAL ASSETS...........................................................  $576,115     $555,877
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.....................................................  $ 26,897     $ 18,745
  Taxes payable........................................................        --        3,600
  Revolving lines of credit............................................        --       15,073
  Current maturities of long-term debt.................................     5,911       13,684
  Deferred income taxes................................................     5,788        5,769
  Liabilities for securities sold under agreement to repurchase........     7,430           --
  Reserve for litigation...............................................    22,720           --
  Accrued merger and restructuring.....................................    42,794           --
  Other accrued liabilities............................................    12,711       10,421
                                                                         --------     --------
          Total current liabilities....................................   124,251       67,292
REVOLVING LINES-OF-CREDIT..............................................   108,099       22,093
LONG-TERM DEBT.........................................................    12,718       18,063
MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES.......................     6,599        6,298
OTHER LIABILITIES......................................................       665          499
DEFERRED INCOME TAXES NON-CURRENT......................................     1,522        2,760
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.001, authorized 75,000 shares, issued
     38,964 in 1994 and 37,793 in 1993.................................        39           38
  Additional paid-in capital...........................................   341,328      328,390
  Stock purchase note..................................................        --         (860)
  Unrealized loss on available-for-sale securities.....................      (279)          --
  Retained earnings (deficit)..........................................   (18,827)     111,304
                                                                         --------     --------
          Total stockholders' equity...................................   322,261      438,872
                                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................  $576,115     $555,877
                                                                         ========     ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1994         1993        1992
                                                              ---------    --------    --------
NET REVENUE.................................................  $ 450,496    $462,304    $413,100
COST OF SERVICE.............................................    313,182     285,023     224,356
                                                              ---------    --------    --------
  Gross profit..............................................    137,314     177,281     188,744
OPERATING EXPENSES:
  Selling, general and administrative expenses..............     81,907      75,706      48,927
  Provision for estimated uncollectible accounts............     19,517      29,751      24,036
  Amortization of goodwill..................................      8,971       7,824       4,832
  Provision for litigation settlements......................     23,220          --          --
  Merger costs..............................................     28,500       2,868          --
  Restructuring costs.......................................     95,500       1,600       2,385
  Special provision for uncollectible accounts..............     17,300          --          --
                                                              ---------    --------    --------
          Total operating expenses..........................    274,915     117,749      80,180
                                                              ---------    --------    --------
OPERATING INCOME (LOSS).....................................   (137,601)     59,532     108,564
OTHER INCOME (EXPENSE):
  Interest income...........................................      2,469       3,746       4,940
  Interest expense..........................................     (7,414)     (3,916)     (2,860)
  Minority interest in net income of consolidated joint
     ventures...............................................    (12,622)     (9,715)     (4,638)
  Equity in net income of unconsolidated joint ventures.....        800       1,357       2,918
  Gain (loss) on sales of property and equipment............       (255)      5,359        (254)
  Other income..............................................        320       1,146       1,305
                                                              ---------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (154,303)     57,509     109,975
PROVISION (BENEFIT) FOR INCOME TAXES........................    (26,231)     28,848      38,117
                                                              ---------    --------    --------
NET INCOME (LOSS)...........................................  $(128,072)   $ 28,661    $ 71,858
                                                              =========    ========    ========
NET INCOME (LOSS) PER COMMON SHARE:
  Primary...................................................  $   (3.32)   $   0.76    $   1.95
                                                              =========    ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary...................................................     38,633      37,778      36,812
                                                              =========    ========    ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       UNREALIZED
                                                                                        LOSS ON
                                              COMMON STOCK     ADDITIONAL    STOCK     AVAILABLE-   RETAINED
                                             ---------------    PAID-IN     PURCHASE    FOR-SALE    EARNINGS
                                             SHARES   AMOUNT    CAPITAL       NOTE     SECURITIES   (DEFICIT)     TOTAL
                                             ------   ------   ----------   --------   ----------   ---------   ---------
BALANCE, JANUARY 1, 1992...................  32,158    $ 32     $ 193,521    $ (860)     $   --     $  37,846   $ 230,539
  Issuance of common stock, net............   3,954       4       109,890        --          --            --     109,894
  Dividends................................      --      --            --        --          --        (2,349)     (2,349)
  Distribution of S Corporation earnings...      --      --            --        --          --       (15,428)    (15,428)
  Net income...............................      --      --            --        --          --        71,858      71,858
                                             ------   ------   ----------   --------   ----------   ---------   ---------
BALANCE, DECEMBER 31, 1992.................  36,112      36       303,411      (860)         --        91,927     394,514
  Issuance of common stock, net............   1,681       2        24,979        --          --            --      24,981
  Dividends................................      --      --            --        --          --        (5,012)     (5,012)
  Distribution of S Corporation earnings...      --      --            --        --          --        (4,272)     (4,272)
  Net income...............................      --      --            --        --          --        28,661      28,661
                                             ------   ------   ----------   --------   ----------   ---------   ---------
BALANCE, DECEMBER 31, 1993.................  37,793      38       328,390      (860)         --       111,304     438,872
  Issuance of common stock, net (through
     June 30, 1994)........................     786       1         9,323        --          --            --       9,324
  Dividends (through June 30, 1994)........      --      --            --        --          --        (2,059)     (2,059)
  Net loss (through June 30, 1994)
     (unaudited)...........................      --      --            --        --          --        (5,788)     (5,788)
                                             ------   ------   ----------   --------   ----------   ---------   ---------
  Balance, at June 30, 1994................  38,579      39       337,713      (860)         --       103,457     440,349
  Issuance of common stock, net............     385      --         3,615        --          --            --       3,615
  Unrealized loss on available-for-sale
     securities............................      --      --            --        --        (279)           --        (279)
  Proceeds from stock purchase note........      --      --            --       860          --            --         860
  Net loss from June 30, 1994 to December
     31, 1994 (unaudited)..................      --      --            --        --          --      (122,284)   (122,284)
                                             ------   ------   ----------   --------   ----------   ---------   ---------
BALANCE, DECEMBER 31, 1994.................  38,964    $ 39     $ 341,328    $   --      $ (279)    $ (18,827)  $ 322,261
                                             ======   ======     ========   =======    ========     =========   =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       1994         1993        1992
                                                                                     ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................................  $(128,072)   $ 28,661    $ 71,858
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Provision for estimated uncollectible accounts...................................     19,517      29,751      24,036
  Special provision for additional uncollectible amounts...........................     17,300          --          --
  Depreciation and amortization....................................................     22,871      18,983      11,876
  Income tax benefit of exercise of stock options..................................         --          --      15,464
  Merger/restructuring costs not requiring cash....................................     50,100          --          --
  Litigation settlements not requiring cash........................................      5,520          --          --
  Deferred income taxes, net.......................................................    (26,943)        377        (330)
  Minority interest in net income of consolidated joint ventures, net..............       (978)      1,240         901
  (Gain) loss on sales of property and equipment...................................        255      (5,359)        254
  (Gain) loss on sales of investments, net.........................................       (177)       (115)        278
  Equity in net income of unconsolidated joint ventures, net.......................        562         406      (1,154)
  Other, net.......................................................................        675        (115)      1,165
  Change in assets and liabilities, net of acquisitions:
    Increase in accounts receivable................................................    (20,597)    (17,683)    (35,483)
    Increase in prepaid expenses, inventories and other assets.....................    (15,286)     (4,451)    (12,347)
    Decrease in current and other liabilities......................................     (3,112)     (3,834)     (9,997)
    Increase in accrued merger and restructuring...................................     37,787          --          --
    Increase in reserve for litigation.............................................     17,200          --          --
                                                                                     ---------    --------    --------
        Net cash provided (used) by operating activities...........................    (23,378)     47,861      66,521
                                                                                     ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale securities..............................     17,207          --          --
  Purchases of available-for-sale securities.......................................     (1,000)         --          --
  Purchases and sales of short-term investments, net...............................         --      35,785     (66,668)
  Proceeds from sale of property and equipment.....................................      1,100       5,439         150
  Proceeds from sales of joint ventures............................................      1,050          --          --
  Purchases of property and equipment..............................................     (8,950)    (14,701)    (11,101)
  Payments for acquisition of businesses, net of cash acquired.....................    (61,450)    (60,364)    (57,153)
  Capital contributions to unconsolidated joint ventures...........................     (3,945)    (11,897)     (7,380)
  Distributions of S corporation earnings..........................................         --      (4,272)    (15,427)
                                                                                     ---------    --------    --------
        Net cash used by investing activities......................................    (55,988)    (63,434)   (157,579)
                                                                                     ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net of repurchases and issuance costs.....................      2,597       1,296      50,887
  Borrowings and repayments of lines of credit, net................................     70,933          --          --
  Securities sold under agreements to repurchase...................................      7,430          --          --
  Debt borrowings..................................................................      2,180      62,941      22,809
  Repayment of debt................................................................    (11,655)    (50,823)    (49,465)
  Cash dividends paid..............................................................     (2,059)     (5,012)     (2,349)
  Exercise of stock options........................................................      7,015         223         291
                                                                                     ---------    --------    --------
        Net cash provided by financing activities..................................     76,441       8,625      22,173
                                                                                     ---------    --------    --------
NET INCREASE (DECREASE) IN CASH....................................................     (2,925)      6,476     (68,885)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................     22,971      16,495      85,380
                                                                                     ---------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................  $  20,046    $ 22,971    $ 16,495
                                                                                     =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest.......................................................................  $   9,596    $  3,868    $  2,963
                                                                                     =========    ========    ========
    Income taxes...................................................................  $  16,692    $ 32,183    $ 28,174
                                                                                     =========    ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock in connection with acquisitions................................  $   4,022    $ 23,331    $ 38,261
                                                                                     =========    ========    ========
  Capital lease obligations for purchase of property and equipment.................  $      --    $  1,700    $     --
                                                                                     =========    ========    ========
  Conversion of preferred stock to common stock....................................  $      --    $     --    $ 20,009
                                                                                     =========    ========    ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activity

     Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site infusion therapy and related services. Other services offered by the Company include the provision of lithotripsy, non-intravenous infusion products and physician support services.

     The operations of the Company commenced on July 8, 1994, as a result of a merger of T(2) Medical, Inc. ("T(2)"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities"). Each of these companies became and are now wholly owned subsidiaries of the Company. Each outstanding share of the Merged Entities was converted, at varying exchange rates, into shares of the Company's common stock, resulting in the issuance of 38.6 million shares of Coram common stock. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information was restated to include the accounts of the Merged Entities for all periods presented.

     The results of operations previously reported by the Merged Entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                              YEARS ENDED
                                                                             DECEMBER 31,
                                                    SIX MONTHS ENDED     ---------------------
                                                     JUNE 30, 1994         1993         1992
                                                    ----------------     --------     --------
    Net Revenue:
      T(2)........................................      $115,770         $265,090     $264,562
      Curaflex....................................        48,989           89,152       75,127
      Medisys.....................................        27,438           51,381       23,662
      HealthInfusion..............................        34,515           56,681       49,749
                                                    ----------------     --------     --------
         Combined.................................      $226,712         $462,304     $413,100
                                                    =============        ========     ========
    Net Income (Loss):
      T(2)........................................      $ (3,387)        $ 35,504     $ 64,859
      Curaflex....................................        (4,400)          (8,615)        (875)
      Medisys.....................................           599              652        1,551
      HealthInfusion..............................         1,703            1,120        6,323
      Coram Holding...............................          (304)              --           --
                                                    ----------------     --------     --------
         Combined.................................      $ (5,789)        $ 28,661     $ 71,858
                                                    =============        ========     ========

     HMSS Acquisition -- On September 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc. ("HMSS"), an alternate site infusion therapy provider. The acquisition was accounted for by the purchase method of accounting, and accordingly, the results of operations of HMSS have been included in the accompanying consolidated financial statements subsequent to the date of acquisition. The acquisition was not material to the Company's financial position or results of operations.

     Other Acquisitions -- During 1994, T(2) completed 55 acquisitions totaling $22.8 million which were accounted for as purchases. Individually, the acquisitions were not considered material to the Company's financial position or results of operations. During the years ended December 31, 1993 and 1992, the Merged Entities completed numerous acquisitions. Acquisitions accounted for as poolings of interests (four in 1993 and five in 1992) are reflected in the accounts and operations of the Merged Entities for all periods presented. Acquisitions accounted for as purchases (15 in 1993 and 14 in 1992) are included in the operations of the Merged Entities subsequent to the dates of acquisitions.

                          CORAM HEALTHCARE CORPORATION

     In connection with these purchase transactions, certain purchase agreements provided for additional contingent consideration. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. If these contingent payments are paid, they will be recorded as additional costs in excess of fair value in the period in which the payment becomes probable.

     Fiscal Year -- In conjunction with the merger, the Company adopted a December 31 year end. While Curaflex, HealthInfusion and Medisys previously had year ends of December 31, T(2) prepared its financial statements on the basis of a September 30 fiscal year end. The restated financial statements for 1993 and 1992 include previously reported T(2) amounts adjusted to conform to a December 31 year end. Accordingly, T(2)'s results of operations as previously reported have been adjusted as follows (in thousands):

    NET REVENUES:
      As previously reported -- fiscal year ended September 30, 1992..........  $250,944
      As adjusted to conform to the year ended December 31, 1992..............  $264,562

      As previously reported -- fiscal year ended September 30, 1993..........  $273,199
      As adjusted to conform to the year ended December 31, 1993..............  $265,090
    NET INCOME:
      As previously reported -- fiscal year ended September 30, 1992..........  $ 64,959
      As adjusted to conform to the year ended December 31, 1992..............  $ 64,859

      As previously reported -- fiscal year ended September 30, 1993..........  $ 41,468
      As adjusted to conform to the year ended December 31, 1993..............  $ 35,504

     The adjustments made to conform T(2)'s previously reported amounts reflect the inclusion and exclusion, as necessary, of T(2)'s results of operations for the quarters ended December 31, 1993, 1992 and 1991.

     Merger and Restructuring -- During September 1994, the Company initiated a merger and restructuring plan ("the Coram Consolidation Plan") to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan anticipated the costs associated with consummation of the merger transaction ("Merger Costs"); it also anticipated costs associated with severance and fringe benefits related to workforce reductions ("Personnel Reduction Costs"), consolidation of existing operating and corporate office facilities and disposition of redundant equipment and inventories ("Facility Reduction Costs") and the impact of changes in strategic direction related to certain non-core businesses ("Discontinuance Costs") (collectively "Restructuring Costs"). In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $92.3 million in estimated restructuring costs. Additionally, upon the completion of the HMSS acquisition, the Company extended the Coram Consolidation Plan to include the consolidation of HMSS operations. Accordingly, the Company recorded estimated restructuring costs of $3.2 million related to the HMSS transaction. The estimated costs associated with each component of the

                          CORAM HEALTHCARE CORPORATION

Coram Consolidation Plan, including the writedown of existing assets to their estimated net realizable value were as follows (in thousands):

                                                               CASH        NON-CASH
                                                           EXPENDITURES    CHARGES      TOTAL
                                                           ------------    --------    -------
    Merger Costs.........................................    $ 27,900      $   600     $28,500
                                                            =========      =======     =======
    Personnel Reduction Costs............................    $ 26,200      $   600     $26,800
    Facility Reduction Costs.............................      15,600       16,300      31,900
    Discontinuance Costs.................................       4,200       32,600      36,800
                                                           ------------    --------    -------
    Restructuring Costs..................................    $ 46,000      $49,500     $95,500
                                                            =========      =======     =======

     Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues.

     Implementation of the Coram Consolidation Plan began in September 1994. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company's home infusion branch facilities and the consolidation of corporate administrative operations into one location, with a corresponding significant reduction of branch and corporate personnel. The Company anticipates that the branch and corporate consolidation portions of the Coram Consolidation Plan will be substantially completed by March 31, 1995.

     Through December 31, 1994, the Company had completed a significant portion of the branch consolidation process, including the closure of 75 branch facilities and a reduction of approximately 500 employees. The Company has made total payments and recorded asset write-downs through December 31, 1994, as follows (in thousands):

                                                               CASH      NON-CASH     TOTAL
                                                              -------    --------    -------
    Merger Costs............................................  $25,100    $   600     $25,700
                                                              =======    =======     =======
    Personnel Reduction Costs...............................  $ 6,200    $   600     $ 6,800
    Facility Reduction Costs................................    1,200     16,200      17,400
    Discontinuance Costs....................................       --     32,600      32,600
                                                              -------    --------    -------
    Restructuring Costs.....................................  $ 7,400    $49,400     $56,800
                                                              =======    =======     =======

     The accrued merger and restructuring includes the remaining portion of the restructuring amount related to the HMSS acquisition.

     As a result of the Company's decision to implement standardized policies for recognition of contractual and other allowances, de-emphasize certain businesses and provide for the disruptions experienced during the merger and post-merger transition process, the Company also recorded a special charge of $17.3 million in September 1994, for anticipated uncollectible accounts and other receivables. In establishing this reserve, the Company evaluated the aging of trade receivables since the merger process began and evaluated the impact of ending relationships with certain centers.

     Although subject to future adjustment, management of the Company believes it had adequate reserves as of December 31, 1994, to complete the Coram Consolidation Plan.

  Summary of Significant Accounting Policies

     Basis of Presentation and Principles of Consolidation -- The consolidated financial statements include the accounts of Coram, its subsidiaries and joint ventures in which ownership is 51% or greater. All material intercompany accounts and transaction balances have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence

                          CORAM HEALTHCARE CORPORATION
and has an ownership interest of 20 to 50%. The cost method is used to account for investments in which ownership is less than 20%.

     Revenue Recognition -- Revenue is recognized as services are rendered or products are delivered. Substantially all of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans, governmental payors and contracted institutions. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between service revenue at established rates and amounts expected to be realized from third-party payors under contractual agreements.

     Management fees, which are collected from entities managed by the Company, are based on a percentage of the entities' annual pretax earnings or a percentage of revenue.

     Cash and Cash Equivalents -- Cash equivalents include all highly liquid investments with an original maturity of three months or less. A portion of the Company's cash balances were restricted as to their use. The restricted balances totaled approximately $6.5 million and $5.0 million at December 31, 1994 and 1993, respectively.

     Investments -- Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1994, the Company had classified all of its investment securities as available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported on a net basis as a separate component of stockholders' equity until realized. Realized gains and losses on the sale of securities are computed using the specific identification method.

     Provision for Estimated Uncollectible Accounts -- The Company records a provision for estimated uncollectible accounts for the portion of recognized revenues which it estimates may not be ultimately collected. The provision includes any contractual adjustments in excess of those estimated at the time revenue is recognized and other differences between recorded revenues and collections from third party payors and patients. The provision and related allowance are adjusted periodically, based upon the Company's evaluation of historical collection experience with specific payors for particular services, anticipated reimbursement levels with specific payors for new services for which the Company may not have had significant historical collection experience, industry reimbursement trends and other relevant factors.

     Inventories -- Inventories, consisting primarily of pharmaceuticals and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of one to 10 years for machinery and equipment, furniture and fixtures and vehicles, and 30 to 31.5 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the related assets.

     Goodwill -- Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. At December 31, 1994 and 1993, total accumulated amortization of goodwill was approximately $28.4 million and $19.1 million, respectively.

     Goodwill from acquisitions consummated prior to the merger and the HMSS acquisition is amortized over useful lives ranging from 30 to 40 years. Goodwill will be amortized over an average useful life of approximately 20 years for all companies purchased subsequent to December 31, 1994. The Company assesses the recoverability of goodwill at least annually using estimated undiscounted future cash flows determined based on its judgments as to the future profitability of its operations and the changing dynamics of the healthcare industry.

                          CORAM HEALTHCARE CORPORATION

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes.

     Per Share Data -- Per share data have been computed by dividing net income or loss by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average calculation also includes common shares issuable. Common stock equivalents include dilutive stock options and warrants. Fully diluted per share calculations are not presented in the financial statements because the assumed conversions of convertible debt and any additional incremental shares would be either antidilutive or cause de minimus dilution.

2. INVESTMENTS

     The carrying value of the Company's available-for-sale securities and their approximate fair values at December 31, 1994 were as follows (in thousands):

                                                          AMORTIZED    UNREALIZED    APPROXIMATE
                                                            COST         LOSSES      FAIR VALUE
                                                          ---------    ----------    -----------
    U.S. Government agencies............................   $   329        $  4         $   325
    Asset and mortgage-backed securities................     8,256         171           8,085
    U.S. Treasury obligations...........................     7,531          93           7,438
    Corporate obligations...............................       704          11             693
    Other securities....................................         5          --               5
                                                          ---------    ----------    -----------
              Total.....................................   $16,825        $279         $16,546
                                                           =======     ========      =========

     In accordance with the Company's previous investment accounting policy, the aggregate carrying value and estimated fair value of investments at December 31, 1993 were as follows (in thousands):

                                                                                APPROXIMATE
                                                                      COST      FAIR VALUE
                                                                    --------    -----------
    U.S. Government agencies......................................  $  1,313      $ 1,323
    Asset and mortgage-backed securities..........................    18,438       18,484
    U.S. Treasury obligations.....................................    12,296       12,307
    Corporate obligations.........................................       985          986
                                                                    --------    -----------
              Total...............................................  $ 33,032      $33,100
                                                                     =======    =========

     The amortized cost and approximate market value of investment securities at December 31, 1994, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    AMORTIZED     APPROXIMATE
                                                                      COST        FAIR VALUE
                                                                    ---------     -----------
    Due in one year or less.......................................   $ 5,618        $ 5,574
    Due after one year through five years.........................     2,951          2,887
    Asset and mortgage-backed securities..........................     8,256          8,085
                                                                    ---------     -----------
                                                                     $16,825        $16,546
                                                                     =======      =========

     On December 28, 1994, the Company entered into an agreement to sell and repurchase U.S. Treasury obligations totaling approximately $7.4 million. The liability to repurchase securities sold under this agreement reported as a current liability in the accompanying consolidated balance sheet because of its short-term maturity. The related investments were included as available-for-sale securities at December 31, 1994.

                          CORAM HEALTHCARE CORPORATION

     Gross realized gains and losses on sale of available-for-sale securities were as follows (in thousands):

                                                                     YEAR ENDED DECEMBER
                                                                             31,
                                                                    ----------------------
                                                                    1994     1993     1992
                                                                    ----     ----     ----
    Gain..........................................................  $  8     $ 69     $182
    Loss..........................................................  $136     $264     $506

3. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Land and buildings...............................................  $ 3,135     $ 3,218
    Leasehold improvements...........................................    4,943       4,570
    Machinery and equipment..........................................   50,940      51,703
    Furniture and fixtures...........................................    5,898       9,848
    Vehicles.........................................................    5,493       5,274
                                                                       -------     -------
                                                                        70,409      74,613
    Less accumulated depreciation and amortization...................   44,507      31,696
                                                                       -------     -------
                                                                       $25,902     $42,917
                                                                       =======     =======

4. LINES OF CREDIT AND LONG-TERM DEBT

     Lines of credit and Long-term debt were as follows (in thousands):

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1994        1993
                                                                      --------     -------
    Revolving lines of credit.......................................  $108,099     $37,166
    Subordinated convertible debentures, at 9%, with semi-annual interest payments, due June 30, 1996, convertible into common
      stock at the conversion rate of $16.36........................     7,000       7,000
    Other obligations, including capital leases, at rates ranging from 6% to 16%, collateralized by certain property and
      equipment.....................................................    11,629      24,747
                                                                      --------     -------
                                                                       126,728      68,913
    Less current maturities.........................................     5,911      28,757
                                                                      --------     -------
                                                                      $120,817     $40,156
                                                                      ========     =======

     On October 17, 1994, the Company entered into a $120 million revolving line of credit agreement to replace its prior borrowing facility. This agreement, which has a maturity date of June 30, 1996, bears interest at an adjusted LIBOR and/or base borrowing rates. Base rate borrowings under this agreement were zero to 1.125% over the greater of 1) prime rate or 2) Federal funds rate plus 0.5%, and LIBOR borrowings at a rate of floating LIBOR plus 0.875% to 2.125%. The revolving line of credit is collateralized by a pledge of the stock of the Company's subsidiaries, as well as accounts receivable, investment securities and all of the general assets of the Company and its subsidiaries. The agreement also requires the maintenance of certain financial ratios and contains other restrictive covenants. At December 31, 1994, borrowings on the revolving line of credit were at a weighted average LIBOR rate of 7.822%. At December 31, 1994, the available borrowings under the revolving credit facility, as defined in the Agreement, were approximately $12 million.

                          CORAM HEALTHCARE CORPORATION

     On February 10, 1995, the Company entered into an amendment, which had an effective date of December 31, 1994, to its revolving line of credit agreement. Under this amendment, the revolving line of credit was increased to $150 million. The base rate borrowings were adjusted to zero to 1.25% over the greater of 1) prime rate or 2) Federal funds rate plus 0.5%, and LIBOR borrowings at a rate of floating LIBOR plus 0.875% to 2.25%. The covenants include but are not limited to the restrictions in the payment of any dividends. The agreement contains a commitment fee ranging from 0.25% to 0.5% on the unused balance.

     The Company was in compliance with financial ratios and restrictive covenants at December 31, 1994 and for the year then ended.

     At December 31, 1994, the Company was obligated to make principal payments on long-term debt outstanding as follows (in thousands):

    Year Ending December 31,
      1995....................................................................  $  5,911
      1996....................................................................   117,879
      1997....................................................................       866
      1998....................................................................       820
      1999 and thereafter.....................................................     1,252
                                                                                --------
                                                                                $126,728
                                                                                ========

5. INCOME TAXES

     The components of consolidated income tax provision (benefit) were as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1994        1993        1992
                                                           --------     -------     -------
    Current:
      Federal............................................  $    237     $27,019     $33,138
      State..............................................        68       3,479       4,793
                                                           --------     -------     -------
              Total......................................       305      30,498      37,931
                                                           --------     -------     -------
    Deferred:
      Federal............................................  $(17,676)    $(1,440)    $   146
      State..............................................    (8,860)       (210)         40
                                                           --------     -------     -------
              Total......................................   (26,536)     (1,650)        186
                                                           --------     -------     -------
              Provision (benefit) for income taxes.......  $(26,231)    $28,848     $38,117
                                                           ========     =======     =======

                          CORAM HEALTHCARE CORPORATION

     The following table reconciles the effective income tax rate (benefit) to the federal statutory rate:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Federal statutory rate......................................  (35.0)%    35.0%     34.0%
    Valuation allowance.........................................   15.9       6.8        --
    S corporation income........................................     --      (3.0)     (4.9)
    State income taxes, net of federal income tax benefit.......   (5.4)      5.8       3.9
    Non-deductible merger costs.................................    3.2       0.3        --
    Goodwill....................................................    1.1       2.0       1.1
    Other.......................................................    3.1       3.3       0.5
                                                                  -----     -----     -----
    Effective income tax rate (benefit).........................  (17.1)%    50.2%     34.6%
                                                                  =====     =====     =====

     The temporary differences, tax effected, which give rise to the Company's net deferred tax asset (liability) were as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1994       1993
                                                                       --------   --------
    Deferred tax assets:
      Restructuring costs............................................  $ 33,320   $     --
      Net operating loss carryforwards...............................    14,031     12,358
      Accrued litigation.............................................    10,286         69
      Allowance for doubtful accounts................................    11,146      5,656
      Accrued vacation...............................................       975        680
      Other..........................................................     1,303        383
                                                                       --------   --------
              Total gross deferred tax asset.........................    71,061     19,146
              Less valuation allowance...............................   (38,611)   (12,420)
                                                                       --------   --------
              Net deferred tax asset.................................    32,450      6,726
    Deferred tax liabilities:
      State taxes....................................................    (4,911)      (442)
      Amortization of intangibles....................................    (1,492)      (925)
      Partnerships...................................................      (608)    (5,327)
      Other..........................................................      (299)    (1,835)
                                                                       --------   --------
              Total deferred tax liabilities.........................    (7,310)    (8,529)
                                                                       --------   --------
    Net deferred tax asset (liability)...............................  $ 25,140   $ (1,803)
                                                                       ========   ========

     During the year ended December 31, 1992, the principal differences resulting in the deferred income tax provision of $186,000 were not significant.

     At December 31, 1994, the Company had net operating loss carryforwards ("NOL's") for federal income taxes of approximately $35 million which are available to offset future federal taxable income, expiring in the years 2002 through 2008. The NOL carryforwards were generated by Curaflex prior to the merger. Accordingly, the NOL's contain separate return limitations restricting their use to Curaflex and its subsidiaries. In addition, the NOL's have a maximum annual usuage limitation of approximately $4.5 million as imposed under
Section 382 of the Internal Revenue Code.

     For financial reporting purposes, a valuation allowance of approximately $14 million has been recognized to offset the deferred tax assets related to these NOL's. An additional valuation allowance has been recognized to offset the deferred tax assets which cannot be realized as part of the Company's loss carryback. Both valuation allowances when realized will benefit the Company's income tax provision.

                          CORAM HEALTHCARE CORPORATION

6. RELATED PARTY TRANSACTIONS

     Prior to the merger, the Merged Entities entered into agreements with individuals and/or companies considered to be related parties. The majority of these individuals and/or companies are no longer related parties as these individuals are no longer Company employees, officers and/or directors. The following summarizes the significant related party transactions:

     Receivables from officers and other related parties at December 31, 1993, were approximately $1.6 million.

     Certain executive officers and consultants to the Merged Entities had employment, severance or consulting agreements that entitled such executive officers or consultants to certain termination or severance payments upon consummation of the merger or upon termination of employment following the merger. In conjunction with the Coram Consolidation Plan (see Note 1), the Company accrued $18.8 million for the termination of the existing employment, consulting and/or severance agreements with these individuals. This accrual is included as a component of the Coram Consolidation Plan.

     All companies managed by the Company are considered related parties. Management fee revenue from entities managed by the Company was approximately $28.8 million, $51.6 million and $66.2 million in 1994, 1993 and 1992, respectively. Receivables from managed companies were $4.8 million and $11.6 million at December 31, 1994 and 1993, respectively.

     A former Director of one of the Merged Entities is associated with a law firm that rendered various legal services to the Company. The legal fees to the firm approximated $0.2 million in 1994 and $0.3 million in each of the years 1993 and 1992.

     A Director of the Company is associated with a law firm that rendered various legal services to the Company. The legal fees to the firm approximated $1.4 million during 1994.

     Certain former Directors of one of the Merged Entities were employed as consultants. Consulting fees to these individuals approximated $2.5 million, $0.3 million and $0.4 million during 1994, 1993, and 1992, respectively.

     In 1994, a note receivable totaling $0.4 million from a former Director of one of the Merged Entities was forgiven by the Company as part of his severance.

     At December 31, 1994, the Company had outstanding loans to certain members of management approximating $1.5 million. The loans are collateralized by the individuals' former primary residences and had interest rates ranging from zero to 6.6% per annum. The principal amount of the loans and all interest accumulated is due no later than one year from the date of origination.

7. STOCKHOLDERS' EQUITY

     At December 31, 1994, the Company was authorized to issue 10 million shares of preferred stock, $.001 par value, which may be issued at the discretion of the Company's Board of Directors without further stockholder approval. The Board can also determine the preferences, rights, privileges and restrictions of any series of preferred stock. At December 31, 1994, there were no shares of preferred stock issued and outstanding.

     In accordance with the Merger Agreement, Coram assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the Company's Board of Directors. In addition, the Company has implemented the 1994 Stock Option Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which an aggregate of up to 7.9 million shares of common stock are

                          CORAM HEALTHCARE CORPORATION
reserved for issuance. In 1994, options to purchase approximately 5.0 million shares of Coram stock were issued under the 1994 Plan and no shares were issued under the Purchase Plan.

     Common shares reserved for future issuance also include approximately 0.6 million shares related to options outside of the 1994 Plan, 0.4 million shares related to convertible debt (see Note 4), and 3.2 million shares related to stock purchase warrants.

  Stock Option Plan

     The 1994 Plan contains three separate incentive programs which provide for the granting of stock options to certain officers, key employees, consultants and non-employee members of Coram's Board of Directors. Options granted under the 1994 Plan may constitute either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options may be granted at exercise prices ranging from 85% to 100% of the fair market value of the Company's stock at the date of grant. Options granted under the 1994 Plan expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. The 1994 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made and the incentive program to be utilized. During the year ended December 31, 1994 the options granted under the 1994 Plan were all at 100% of fair market value of the Company's stock at the date of grant. A summary of the stock option transactions under the prior stock option plans and the 1994 Plan is as follows (in thousands):

                                                                SHARES        EXERCISE PRICE
                                                              OUTSTANDING        PER SHARE
                                                              -----------     ---------------
    Balance at January 1, 1992..............................     2,750        $ 0.79 - $49.90
      Options granted.......................................     1,469          7.60 -  92.26
      Options exercised.....................................      (385)         0.79 -  51.19
      Options cancelled.....................................      (296)         1.38 -  92.26
                                                              -----------     ---------------
    Balance at December 31, 1992............................     3,538          0.79 -  92.26
      Options granted.......................................     1,254          9.52 -  41.67
      Options exercised.....................................      (258)         0.79 -  32.92
      Options cancelled.....................................      (714)         1.38 -  51.19
                                                              -----------     ---------------
    Balance at December 31, 1993............................     3,820          1.44 -  92.26
      Options granted.......................................     5,080         11.00 -  18.41
      Options exercised.....................................      (867)         1.44 -  19.84
      Options cancelled.....................................      (914)         1.44 -  92.26
                                                              -----------     ---------------
    Balance at December 31, 1994............................     7,119        $ 1.44 - $92.26
                                                              =========        ==============
    Total options exercisable at December 31, 1994..........     1,732        $ 1.44 - $92.26
                                                              =========        ==============

     The Company has an option agreement outside of the 1994 Plan, with a firm performing consulting services to the Company. An option to purchase 0.6 million shares of the Company's common stock was granted at an exercise price of $15.63 and expires in November 1999. This option vests over a 3 year period, commencing in November 1994.

  Warrants to Purchase Common Stock

     In connection with the settlement of certain stockholder litigation the Company has issued warrants to acquire approximately 0.5 million shares of the Company's common stock at an exercise price ranging from $18 per warrant, subject to adjustment. The Company has agreed, subject to court approval and certain other

                          CORAM HEALTHCARE CORPORATION
contingencies, to issue additional warrants to acquire up to 2.5 million shares of the Company's common stock at an exercise price of $20.25 per warrant, subject to adjustment (see Note 8).

     In addition, stock purchase warrants outstanding at December 31, 1994, which had been issued by the Merged Entities prior to the merger were converted into warrants to acquire approximately 0.2 million shares of the Company's stock at a price ranging from $12.58-$29.63 per warrant. Certain of these warrants do not have an expiration date.

8. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office, other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments including real estate taxes and other operating costs. Total rental expense for 1994, 1993 and 1992 was approximately $14.8 million, $14.3 million and $10.8 million, respectively. At December 31, 1994 the aggregate future minimum lease commitments were as follows (in thousands):

                                                                       CAPITAL     OPERATING
                                                                       LEASES       LEASES
                                                                       -------     ---------
    Year Ending December 31,
      1995...........................................................  $ 2,844      $ 7,845
      1996...........................................................    1,376        5,560
      1997...........................................................      617        3,876
      1998...........................................................      484        1,795
      1999 and thereafter............................................       --          957
                                                                       -------     ---------
      Total minimum lease payments...................................    5,321       20,033
      Less amounts representing interest.............................      582           --
                                                                       -------     ---------
      Net minimum lease payments.....................................  $ 4,739      $20,033
                                                                        ======      =======

     Capital lease obligations are included in other obligations (see Note 4). The cost and related accumulated depreciation of equipment under capital leases were approximately $6.6 million and $3.2 million at December 31, 1994.

  Employee Benefit Plans

     The Merged Entities provide various defined contribution plans that are available to their employees. Management of the Company intends to merge these benefit plans during 1995. In general, each plan covers eligible employees, as defined in the plan documents, and certain plans contain provisions whereby the Company will contribute specified amounts. During the years ended December 31, 1994, 1993 and 1992, total contributions to these plans were approximately $1.4 million, $1.3 million and $0.9 million, respectively.

  Litigation

     The Company has entered into a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a proposed settlement of class action shareholder litigation which was initiated against T2 in 1992. The settlement provides for the Company to pay the shareholder class $25 million in cash (of which approximately $9.8 million will be contributed by the Company's insurance carriers), and to issue warrants to acquire an aggregate of 2.52 million shares of the Company Common Stock at an exercise price of $20.25, subject to adjustment. The Stipulation is subject to the review and approval of the court on May 5, 1995 and certain other contingencies, and there can be no assurance that the settlement will be consummated.

                          CORAM HEALTHCARE CORPORATION

     During September 1994, the Company also settled a dispute with the former principals of a company acquired by T2 in 1992 related to the valuation of that acquisition transaction. The dispute was settled with the Company issuing to the former principals, warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $18, subject to adjustment. The Company is obligated to make a cash payment of up to $4 million to the warrantholders at the end of the five-year term of the warrants; provided, however, that the payment will be reduced, dollar-for-dollar, to the extent of the aggregate positive spread in excess of $16.00 per share on any warrants exercised prior to, or exercisable at the end of, the five year term of the warrants. The Company's obligation to make any cash payment terminates if the Company's stock price exceeds $26.00 for any five consecutive business days during the term of the warrants.

     In September 1994, the Company announced that T2 had agreed to settle the investigations conducted by Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services regarding T2's financial arrangements with physicians. T2, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The order further requires T2 to comply with certain standards when providing management or other services to physicians. Under the terms of the settlement, T2 paid the federal government $500,000 to reimburse the government for the costs of its investigation and settle its claims. T2 will continue to participate in the Medicare/Medicaid programs. On September 30, 1994, the U.S. District Court for the Northern District of Georgia (Atlanta Division) approved the settlement.

     The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Other Commitments

     The Company's agreements with its lithotripsy physician partners contemplate that the Company will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the physician from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, the Company believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Most of the Company's financial instruments are carried at their fair value. The Company has estimated the fair value of its financial instruments whose carrying value differed from fair value using available market information and appropriate valuation methodologies. Considerable judgment is required in developing the estimates of fair value presented herein and, therefore, the values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     At December 31, 1994, the carrying amount and the estimated fair value of such financial instruments consisted of the following:

                                                                      CARRYING    ESTIMATED
                                                                       AMOUNT     FAIR VALUE
                                                                      --------    ----------
    Investment securities...........................................  $ 16,546     $  16,546
    Long-term debt, including current portion.......................  $126,728     $ 127,116

     The estimated fair value of investment securities is based on quoted market prices and dealer quotes. The estimated fair value of long-term debt was determined based on interest rates that are currently available to

                          CORAM HEALTHCARE CORPORATION
the Company for issuance of debt with similar terms and remaining maturities. See Note 2 and Note 4 for additional disclosures relating to the Company's investment securities and long-term debt, respectively. The Company has investments in unconsolidated subsidiaries totaling approximately $3.2 million. Since these subsidiaries are all closely held companies and there are no quoted market prices, it is not practicable to estimate the fair value of such investments.

     The fair value estimates presented herein are based on information available to management as of December 31, 1994. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

10. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                    1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                    -----------   -----------   -----------   -----------
Year Ended December 31, 1994
  Net revenue.....................................   $ 113,065     $ 113,647     $  110,206    $ 113,578
  Gross profit....................................      36,050        36,356         31,432       33,476
  Net income (loss)...............................   $   3,211     $  (9,000)    $ (121,176)   $  (1,107)
                                                      ========     =========      =========    =========
  Net income (loss) per common share:
     Primary......................................   $    0.08     $   (0.23)    $    (3.14)   $   (0.03)
                                                      ========     =========      =========    =========
Year Ended December 31, 1993
  Total revenue...................................   $ 113,416     $ 117,885     $  119,259    $ 111,744
  Gross profit....................................      47,590        48,173         47,881       33,637
  Net income (loss)...............................   $  10,217     $  12,680     $   10,235    $  (4,471)
                                                      ========     =========      =========    =========
  Net income (loss) per common share:
     Primary......................................   $    0.27     $    0.33     $     0.27    $   (0.12)
                                                      ========     =========      =========    =========

     In 1994, unusual or infrequently occurring charges included the Company's provision for litigation settlements of $17.2 million in the second quarter and, during the third quarter, a special provision for uncollectible accounts of $17.3 million, a provision for litigation settlements of $6.0 million and the development and implementation of the Coram Consolidation Plan which resulted in charges of $28.5 million in estimated Merger Costs and $95.5 million in estimated Restructuring Costs. In 1993 unusual or infrequently occurring charges included a $6.4 million gain or sale of assets during the second quarter and charges aggregating $11.3 million for additional provisions for uncollectible accounts during the fourth quarter.

11. SUBSEQUENT EVENTS

  Caremark

     In January 1995, the Company announced that it had reached a definitive agreement to acquire Caremark International Inc.'s alternate site infusion business. Under the terms of the agreement, the Company will pay Caremark approximately $310 million, subject to a net asset adjustment of up to $18 million. Consummation of the transaction is subject to the Company obtaining certain debt financing, which is currently being undertaken, and other normal closing conditions, including required government approvals. The acquisition will be accounted for as a purchase and accordingly, Caremark's results of operations, after consummation of the transaction, will be included in the Company's operating results.

                          CORAM HEALTHCARE CORPORATION

     Unaudited pro forma financial position and results of operations of the Company, as of and for the year ended December 31, 1994, assuming the purchase had occurred at the beginning of the period, are as follows (in thousands):

                                                                             UNAUDITED     UNAUDITED
                                                  HISTORICAL    HISTORICAL   PRO FORMA     PRO FORMA
                                                    CORAM       CAREMARK    ADJUSTMENTS    COMBINED
                                                  ----------    --------    -----------    ---------
Assets
  Current Assets................................  $  207,700    $184,900     $ (23,100)    $ 369,500
                                                   =========    ========     =========     =========
  Total Assets..................................  $  576,100    $418,700     $ (20,000)    $ 974,800
                                                   =========    ========     =========     =========
Liabilities and Stockholders' Equity
  Total Current Liabilities.....................  $  124,300    $ 81,700     $      --     $ 206,000
  Revolving Lines of Credit and Long Term
     Debt.......................................     120,800         600       321,900       443,300
  Other Liabilities.............................       8,800      35,300                      44,100
  Total Stockholders' Equity....................     322,200     301,100      (341,900)      281,400
                                                  ----------    --------    -----------    ---------
  Total Liabilities and Stockholders' Equity....  $  576,100    $418,700     $ (20,000)    $ 974,800
                                                   =========    ========     =========     =========
Net Revenue.....................................  $  450,500    $441,900     $      --     $ 892,400
Cost of Service.................................     313,200     338,200            --       651,400
                                                  ----------    --------    -----------    ---------
Gross profit....................................     137,300     103,700            --       241,000
Total operating expenses........................     274,900     106,300         5,800       387,000
                                                  ----------    --------    -----------    ---------
Operating loss..................................  $ (137,600)   $ (2,600)    $  (5,800)    $(146,000)
                                                   =========    ========     =========     =========
Interest expense, net...........................  $   (4,900)   $   (500)    $ (35,000)    $ (40,400)
                                                  ----------    --------    -----------    ---------
Net loss........................................  $ (128,100)   $ (2,400)    $ (33,800)    $(164,300)
                                                   =========    ========     =========     =========
Net loss per common share (primary).............                                           $   (4.25)
                                                                                           =========
Weighted average common shares outstanding
  (primary).....................................                                              38,633
                                                                                           =========

     This pro forma presentation assumes that the Company will obtain approximately $450 million of debt structured either as a combination of subordinated debt and convertible notes or entirely subordinated debt. For purposes of the calculation of interest expense, the Company has assumed an average interest rate of approximately 10%. The structure of the proposed financing is currently being negotiated. However, the Company anticipates the financing will also to provide for the repayment of the outstanding revolving line of credit totaling approximately $108 million at year end.

     The pro forma adjustments to financial position primarily relate to the increase in debt to be incurred by the Company to finance the acquisition of Caremark. In addition, the Company expects goodwill associated with the acquisition to be approximately $250 million, including $196 million of purchased goodwill. The pro forma adjustments to operational expenses are due to interest expense on the acquisition debt and adjustments to amortization of the excess purchase price over the net assets and liabilities assumed and is subject to change based upon finalizing the purchase agreement, asset valuation and potential future restructuring costs. The pro forma adjustments do not give affect to any benefits derived from the anticipated closures of a substantial number of branches, reduction of corporate administrative expenses and other savings. Additionally, interest expense could change significantly depending upon the structure of the financing which has not yet been determined.

     The pro forma financial information does not necessarily reflect the operations that would have occurred had the companies been combined as a single entity as of January 1, 1994 and the year ended December 31, 1994.

  Kids Medical Club

     On January 30, 1995, the Company reached an agreement in principle to sell its pediatric home care business known as Kid's Medical Club to Pediatric Services of America, Inc. ("PSAI"). The Company and PSAI simultaneously announced the formation of a strategic alliance pursuant to which PSAI's comprehensive pediatric home care services would be included in the Company's alternate site care network, allowing joint national marketing and capitation agreements with managed care organizations. The transaction is not material to the Company's results of operations or financial position.

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT      CHARGED TO      CHARGED TO
                                             BEGINNING       COSTS AND     OTHER ACCOUNTS      DEDUCTIONS       BALANCE AT
                DESCRIPTION                  OF PERIOD        EXPENSES        DESCRIBE          DESCRIBE       END OF PERIOD
- -------------------------------------------  ----------      ----------    --------------      ----------      -------------
Year Ended December 31, 1994
  Reserve and allowances deducted from
     asset accounts:
     Allowance for uncollectible
       accounts............................   $ 25,076        $ 19,517         $3,901(2)        $(46,383)(1)      $22,297
                                                                17,300                             2,886(3)
Year Ended December 31, 1993
  Reserve and allowances deducted from
     asset accounts:
     Allowance for uncollectible
       accounts............................   $ 17,530(2)     $ 29,751         $2,834(2)        $(24,788)(1)      $25,076
                                                                                                    (251)(3)
Year Ended December 31, 1992
  Reserve and allowances deducted from
     asset accounts:
     Allowance for uncollectible
       accounts............................   $ 18,953(2)     $ 24,036         $1,948(2)        $(27,407)(1)      $17,530

- ---------------

(1) Accounts written off, net of recoveries.

(2) Balance acquired in purchase acquisition(s).

(3) Other charges.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                         EXHIBIT
- ------                                         -------
  2.1    Agreement and Plan of Merger dated as of February 6, 1994, by and among the
         Registrant, T2, Curaflex, HealthInfusion, Medisys, T2 Acquisition Company, CHS
         Acquisition Company, HII Acquisition Company and MI Acquisition Company
         (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form
         S-4). ..............................................................................
  2.2    First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T2, Curaflex, HealthInfusion, Medisys, T2 Acquisition Company,
         CHS Acquisition Company, HII Acquisition Company and MI Acquisition Company
         (Incorporated by reference to Exhibit 2.2 of Registration No. 33-53957 on Form
         S-4). ..............................................................................
  2.3    Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and between the Registrant, T2, Curaflex, HealthInfusion, Medisys, T2 Acquisition
         Company, CHS Acquisition Company, HII Acquisition Company and MI Acquisition Company
         (Incorporated by reference to Exhibit 2.3 of the Registrant's Current Report on Form
         8-K dated as of July 15, 1994). ....................................................
  3.1    Certificate of Incorporation of Registrant, as amended through May 11, 1994
         (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form
         S-4). ..............................................................................
  3.2    Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 of Registration No.
         33-53957 on Form S-4). .............................................................
  4.1    Form of Common Stock Certificate for the Registrant's common stock, $.001 par value per share.* ........................................................................
 10.1    Amended and Restated Credit Agreement dated as of February 10, 1995, by and among
         Curaflex, T2, HealthInfusion, Medisys, and HMSS as Co-Borrowers, Toronto Dominion
         (Texas), Inc., as Agent (the "Amended Credit Agreement"). The exhibits and schedules to the Amended Credit Agreement are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibit or schedule to the Securities and
         Exchange Commission upon request.* .................................................
 10.2    Form of Employment Agreement between the Registrant and Charles A. Laverty
         (Incorporated by reference to Exhibit 10.1 of Registration No. 33-53957 on Form
         S-4). ..............................................................................
 10.3    Form of Severance/Non-Compete Agreement between the Registrant and Miles E. Gilman
         (Incorporated by reference to Exhibit 10.2 of Registration No. 33-53957 on Form
         S-4). ..............................................................................
 10.4    Form of Severance/Non-Compete Agreement between the Registrant and William J.
         Brummond (Incorporated by reference to Exhibit 10.3 of Registration No. 33-53957 on
         Form S-4). .........................................................................
 10.5    Form of Severance/Non-Compete Agreement between the Registrant and Tommy H. Carter
         (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form
         -S-4). .............................................................................
 10.6    Form of Indemnification Agreement between the Registrant and each of the
         Registrant's directors and certain executive officers.* ............................
 10.7    Registrant's 1994 Stock Option/Stock Issuance Plan and related forms of agreements
         (Incorporated by reference to Exhibit 10.15 of Registration No. 33-53957 on Form
         S-4). ..............................................................................
 10.8    Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit
         10.16 of Registration No. 33-53957 on Form S-4). ...................................
 10.9    401(k) Plan of T2 dated December 8, 1989 (Incorporated herein by reference to
         Exhibit 10(s) of T2's Annual Report on Form 10-K for the fiscal year ended September
         30, 1989, filed with the Commission on or about December 29, 1988. .................
10.10    1988 Stock Option Plan of T2, as amended and restated as of July 31, 1990 and as further amended as of (i) August 20, 1991; (ii) November 12, 1991; and (iii) July 6,
         1992 (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on
         Form S-4). .........................................................................
10.11    Curaflex 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.53 of
         Registration No. 33-53957 on Form S-4). ............................................
10.12    Curaflex Amended 1990 Stock Option Plan (Incorporated by reference to Exhibit 10.54 of Registration No. 33-53957 on Form S-4). .........................................
10.13    Curaflex Directors' Nonqualified Stock Option Plan (Incorporated by reference to
         Exhibit 10.59 of Registration No. 33-53957 on Form S-4). ...........................
10.14    Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.61 of Registration No. 33-53957 on Form S-4). ..............
10.15    Clinical Homecare Ltd. 1990 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.62 of Registration No. 33-53957 on Form S-4). ........................
10.16    1989 Stock Option Plan of Medisys (Incorporated by reference to Exhibit 10.85 of
         Registration No. 33-53957 on Form S-4). ............................................
10.17    Form of Non-Plan Option Agreement of Medisys (Incorporated by reference to Exhibit
         10.86 of Registration No. 33-53957 on Form S-4). ...................................
   11    Statement regarding Computation of Per Share Earnings.*.............................
 22.1    Subsidiaries of the Registrant.*....................................................
 23.1    Consent of Ernst & Young LLP.*......................................................
 23.2    Consent of Deloitte & Touche LLP.*..................................................
 23.3    Consent of KPMG Peat Marwick LLP.*..................................................
 23.4    Consent of Arthur Andersen LLP.*....................................................
 23.5    Consent of Coopers & Lybrand LLP.*..................................................
   27    Financial Data Schedule*............................................................

- ---------------
* Filed herewith.