Form 10-K/A
period 1994-12-31
CORAM HEALTHCARE CORP
filed 1995-05-01
CIK 924174

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                  FORM 10-K/A
                                AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended               Commission file number
            DECEMBER 31, 1994                          1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                              33-0615337
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

   1125 SEVENTEENTH STREET, 15TH FLOOR                  80202
             DENVER, COLORADO                         (Zip Code)
(Address of principal executive offices)

                                 (303) 292-4973
              (Registrant's telephone number, including area code)

          Securities registered pursuant to section 12 (b) of the Act:

                                                NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                   WHICH REGISTERED
              -------------------               ------------------------

     Common Stock ($.001 par value per share)   New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act:  NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /x/ NO / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

    BASED ON THE CLOSING PRICE ON MARCH 20, 1995, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES OR THE REGISTRANT WAS $1,007.8 MILLION.

    THE NUMBER OF COMMON SHARES OUTSTANDING OF THE REGISTRANT WAS 39,465,677 AS OF MARCH 20, 1995.

    DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the name, age, principal occupations and business experience during the last five years of each of the directors and executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors of the Company (the "Board of Directors" or the "Board"). Each member of the Board of Directors holds office until the next meeting of the stockholders of the Company or until his successor is elected and qualified.


 NAME                                        AGE                         POSITIONS
 James M. Sweeney  . . . . . . . . . . .     52          Chairman and Chief Executive Officer
 Patrick J. Fortune  . . . . . . . . . .     47          President, Chief Operating Officer and Director
 Olav B. Bergheim  . . . . . . . . . . .     44          Executive Vice President
 Sam R. Leno . . . . . . . . . . . . . .     49          Vice President, Secretary and Chief Financial Officer
 Tommy H. Carter . . . . . . . . . . . .     52          Vice Chairman of the Board of Directors
 Richard A. Fink . . . . . . . . . . . .     40          Director
 Stephen G. Pagliuca . . . . . . . . . .     40          Director
 L. Peter Smith  . . . . . . . . . . . .     45          Director
 Dr. Gail R. Wilensky  . . . . . . . . .     50          Director



         Mr. Sweeney has been Chairman and Chief Executive Officer of the Company since July 1994. Mr. Sweeney was the Chairman and Chief Executive Officer of McGaw, Inc., and served as a member on the Board of Directors of McGaw, Inc. from October 1990 until he resigned effective February 7, 1994. From February 1988 to October 1990, Mr. Sweeney was the Chairman and Chief Executive Officer of CarePartners, Inc., a provider of patient monitoring services and home therapies. Mr. Sweeney was the founder of Caremark, Inc., formerly the largest home infusion therapy company in the United States, and served as its Chairman and Chief Executive Officer from June 1979 to February 1988.

         Mr. Fortune has been President and Chief Operating Officer of the Company since August 1994, and a Director since November, 1994. Between 1991 and August 1994, Mr. Fortune served as Corporate Vice President -Information Management, at Bristol-Myers Squibb where he was responsible for worldwide information technology, planning, systems integration and organization consolidation. Prior to 1991, Mr. Fortune was Senior Vice President and Group Executive at Packaging Corporation of America and a Group Corporate Vice President at Baxter Healthcare Corporation ("Baxter Healthcare").

         Mr. Bergheim has been Executive Vice President of the Company since March 1995. Prior to March 1995, Mr. Bergheim held various positions with Baxter Healthcare for 18 years, most recently as Group Corporate Vice President and President, Baxter Cardiovascular Group.

         Mr. Leno has been Vice President and Chief Financial Officer of the Company since July, 1994, and Secretary since November, 1994. Between October, 1989 and July, 1994, Mr. Leno served as Vice President of Finance and Information Technology for the Hospital Business of Baxter Healthcare. Prior to October, 1989, Mr. Leno held various executive positions with Baxter Healthcare and American Hospital Supply Corporation.

         Mr. Carter has served as a director of the Company since July 1994. Between September 1993 and July 1994, Mr. Carter was Chief Executive Officer and President of T2. Prior to September 1993, Mr. Carter, a co-founder of T2, served as President of T2 from 1984 to October 1988 and as a director from 1984 to 1990. Mr. Carter came out of retirement to assume the duties of President and Chief Executive Officer in September 1993. From November 1978 to May 1984, Mr. Carter served in various capacities with Kendall McGaw Corporation, a manufacturer of intravenous fluids and equipment, including Regional Manager, National Sales Administration Manager, and Vice President of Sales and Marketing for the United States.

         Mr. Fink has served as a director of the Company since July 1994. Mr. Fink has been partner of the Orange County, California office of Brobeck, Phleger & Harrison, a California-based law firm, since October 1987.





                               Page 2 of 12 pages

         Mr. Pagliuca has served as a director of the company since July 1994. Mr. Pagliuca founded Information Partners, a venture capital and management buyout company based in Boston, Massachusetts, in 1989 and has been Managing Director since that time, focusing on health care and information industry private-equity investment opportunities. Prior to 1989, Mr. Pagliuca was a partner at Bain & Company, a management consulting firm based in Boston, Massachusetts, where he concentrated on the health care and information industries.

         Mr. L. Peter Smith has served as a director of the Company since July 1994. Between November 1993 and July 1994, Mr. Smith was director of Medisys, Inc. ("Medisys"). Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys in December of 1992. Mr. Smith is also President and serves on the Board of Directors of Ralin Medical, Inc. ("Ralin"), a company specializing in ambulatory cardiac monitoring. Prior to joining Ralin in 1990, Mr. Smith served in various capacities with Baxter Healthcare. From 1984 through 1989 he was president of the home infusion therapy division of Baxter Healthcare. Mr. Smith also serves on the Board of Directors of Sabratek, Inc. and AMSYS, Inc.

         Dr. Wilensky has served as a director of the Company since November 1994. Since January 1993, Dr. Wilensky has served as a Senior Fellow at Project HOPE. From March 1992 to January 1993, Dr. Wilensky served in the Bush Administration as Deputy Assistant to the President for Policy Development, responsible for advising the President on health and welfare issues. From January 1990 to March 1992, Dr. Wilensky served in the Department of Health and Human Services, where she directed the Medicare and Medicaid programs. From April 1983 to January 1990, Dr. Wilensky was Vice President, Division of Health Affairs at Project HOPE. Dr. Wilensky is an elected member of the Institute of Medicine of the national Academy of Sciences. She has also served as a member of the Physician Payment Review Commission and the Health Advisory Committee of the General Accounting Office. Dr. Wilensky also serves as a Director of United HealthCare Corporation, Syncor International Corporation and Advanced Tissue Sciences, Inc.

COMPLIANCE WITH SECTION 16.

         Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Based solely upon its review of copies of the
Section 16 reports the Company has received and written representations from certain reporting persons, the Company believes that during its fiscal year ended December 31, 1994, all of its directors, executive officers and greater than 10% beneficial owners were in compliance with their filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         Fees for Board Service. Directors who are employees of the Company receive no additional compensation for service on the Board of Directors. Non-employee directors of the Company receive no compensation for each Board meeting attended, however, all out-of-pocket expenses of directors related to meetings attended will be reimbursed by the Company.

         Outside Directors' Automatic Option Grant Program. Non-employee members of the Company's Board of Directors participate in the Automatic Option Grant Program in effect under the Company's 1994 Stock Option/Stock Issuance Plan (the "Option Plan"). Each individual who served as a non-employee Board member on July 28, 1994 (other than Mr. Carter) received an automatic option grant under the program for 75,000 shares of Common Stock at an exercise price of $11.00 per share, the fair market value on such date. Accordingly, Messrs. Fink, Pagliuca and Smith each received such a 75,000-share option grant. On November 11, 1994, the date of her





                               Page 3 of 12 pages
appointment to the Board, Dr. Wilensky received an automatic option grant for 75,000 shares of Common Stock at an exercise price of $15.375 per share. Each 75,000-share option grant is immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of Board service prior to vesting in such shares.
With respect to the options granted to Messrs. Fink, Pagliuca and L. Peter Smith the optionee will vest in twenty-five percent (25%) of the option shares upon completion of one year of Board service measured from the grant date.
With respect to Dr. Wilensky's options, the optionee will vest in 25% of the option shares upon completion of one year of service measured from grant date and will vest in the balance in a series of equal monthly installments over the next thirty-six (36) months of Board service thereafter.

         On July 28, 1994, Mr. Carter received a non-statutory stock option grant to purchase 94,500 shares of Common Stock at an exercise price of $11.00 per share. The option becomes exercisable in a series of three (3) successive equal annual installments over Mr. Carter's period of Board service, with the first such installment to become exercisable on the first anniversary of the option grant date.

         On the date of each annual stockholders meeting, beginning with the 1995 Annual Meeting, each individual who will continue to serve as a non-employee Board member will receive a non-statutory stock option to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the automatic option grant date. Each option will be immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of Board service prior to vesting in such shares. The optionee will vest in the option shares in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date.

         The shares subject to the option granted to Mr. Carter and to each automatic option granted to the other non-employee Board members under the Plan will vest in full upon (i) the optionee's cessation of Board service due to death or disability, (ii) an acquisition of the Company by merger or asset sale or (iii) a hostile change in control of the Company.

         The option granted to Mr. Carter and each automatic option granted to the other non-employee Board members includes a limited stock appreciation right which will allow the optionee, upon the successful completion of a hostile tender offer for more than 50% of the Company's outstanding securities, to surrender that option to the Company, in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of Common Stock paid in the tender offer less the exercise price payable per share.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS.

         The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the "Named Executive Officers"), determined as of the end of the Company's fiscal year for services rendered during the fiscal year ended December 31, 1994. Information with respect to fiscal years prior to the last completed fiscal year is not provided because the registrant was not a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act at any time prior to July 8, 1994.





                               Page 4 of 12 pages

                           SUMMARY COMPENSATION TABLE


                                                                                   Long Term
                                                                                  Compensation
                                                                                  ------------
                                                 ANNUAL COMPENSATION(1)              Awards
                                           ----------------------------------     ------------


                                                                                   Securities
                                                                                   Underlying
          Name and                                               Other Annual     Options/SARs         All Other
     Principal Positions         Year       Salary      Bonus    Compensation         (#)            Compensation
- - - ---------------------------   ---------   ---------    -------   ------------     ------------      --------------
 James M. Sweeney               1994      $   -0-      $ --       $   --            3,000,000       $3,596,918(2)
   Chairman and Chief
   Executive Officer

 Patrick J. Fortune             1994      161,762      87,000      171,129(3)         350,000             --
  President and Chief
  Operating Officer
 Sam R. Leno                    1994      126,202        --        31,769(4)          150,000             --
   Vice President and
   Chief Financial Officer


(1) Reflects salary, bonus and other annual compensation paid by the registrant since its formation on July 8, 1994.

(2) Consists of a cash fee paid to Mr. Sweeney for financial advisory services rendered in connection with the formation of the Company pursuant to an agreement with T2. See "Certain Relationships and Related Transactions."

(3) Consists of reimbursed expenses paid to Mr. Fortune in connection with his move to Denver, Colorado.

(4) Consists of reimbursed expenses paid to Mr. Leno in connection with his move to Denver, Colorado.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning captions granted to each of the Named Executive Officers during the fiscal year ended December 31, 1994. In addition, in accordance with the rules of the Commission, there are shown hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. Except for the limited stock appreciation rights described in footnote (3) below, no stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 31, 1994.





                               Page 5 of 12 pages

                                                       INDIVIDUAL GRANTS
                            -----------------------------------------------------------------------
                                                                                                      Potential Realizable Value at
                                                                                                         Assumed Annual Rates of
                                                                                                       Stock Price Appreciation for
                              Number of       % of Total                                                      Option Term(1)
                              Securities        Options                                               -----------------------------
                              Underlying      Granted to
                               Options       Employees in       Exercise Price
        NAME                Granted(2)(3)    Fiscal Year     Per Share ($/Sh)(4)    Expiration Date         5%              10%
 -----------------          -------------    ------------    -------------------    ---------------    -----------      -----------
 James M. Sweeney             3,000,000          60.0             $11.00             July 27, 2004     $20,753,522      $52,593,503

 Patrick J. Fortune             350,000           7.0              11.75             July 31, 2004       2,586,329        6,554,266

 Sam R. Leno                    150,000           3.0              11.00             July 27, 2004       1,037,676        2,629,675

(1) Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the remaining term of the option (ten years), subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock options exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions.

(2) The options granted to Messrs. Sweeney, Fortune and Leno are immediately exercisable for all the option shares. However, any shares purchased under the options will be subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares. The optionee will vest in twenty-five percent (25%) of the option shares upon completion of one year of service measured from the grant date and will vest in the balance in a series of equal monthly installments over the next thirty-six (36) months of service thereafter. The shares subject to Mr. Sweeney's option will immediately vest in full upon (i) an acquisition of the Company by merger or asset sale or (ii) a hostile change in control of the Company, and the option will remain exercisable for such vested shares until the expiration of the ten
         (10)-year option term. The shares subject to Messrs. Fortune and Leno's options will immediately vest in full upon an acquisition of the Company by merger or asset sale, unless the Company's repurchase right with respect to the unvested option shares is transferred to the acquiring entity. In the event either Messrs. Fortune or Leno's service is involuntarily terminated within eighteen (18) months following (i) an acquisition of the Company by merger or asset sale in which the Company's repurchase right is assigned to the acquiring entity or (ii) a hostile change in control of the Company, all unvested shares subject to such options will immediately vest in full. Each of Messrs. Fortune and Leno's option has a maximum term of 10 years, subject to earlier termination in the event of the cessation of their service with the Company.

(3) Each option granted to the Named Executive Officers includes a limited stock appreciation right which will allow the optionee, upon the successful completion of a hostile tender offer for more than 50% of the Company's outstanding securities, to surrender that option to the Company in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of Common Stock paid in the tender offer less the exercise price payable per share.

(4) The exercise price for each option may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any Federal and state income tax liability incurred by the optionee in connection with such exercise.





                               Page 6 of 12 pages

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         The following table sets forth information concerning the aggregate number of options exercised during the fiscal year ended December 31, 1994, by each of the Named Executive Officers of the Company and outstanding options held by each such officer at December 31, 1994. None of the Named Executive Officers exercised any stock appreciation rights during the 1994 fiscal year. The stock appreciation held by such individuals at the end of that fiscal year are described at footnote (3) above, under "Option Grants in Last Fiscal Year."


                                                                                                        Value of Unexercised


                                                         Number of Unexercised Options at              In-the-Money Options at
                                                                 December 31, 1994                       December 31, 1994(2)
                                                         --------------------------------         ---------------------------------

                        Shares                              Exercisable/                                Exercisable/
                     Acquired on    Value                    Subject to                                  Subject to
  NAME                 Exercise     Realized  Exercisable   Repurchase(1)  Unexercisable  Exercisable  Repurchase(1)   Unexercisable
- - - -------------------  -----------  ----------  -----------   -------------  -------------  -----------  -------------   -------------
James M. Sweeney          --         --            0          3,000,000          0           $ 0        $16,500,000        $ 0

Patrick J. Fortune        --         --            0           350,000           0             0         1,662,500           0

Sam R. Leno               --         --            0           150,000           0             0           825,000            0


(1) The options granted to Messrs. Sweeney, Fortune and Leno are immediately exercisable for all the option shares. However, any shares purchased under the options are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in such shares. Each optionee will vest in the option shares in a series of installments upon the optionee's continued service over a four (4)-year period measured from the option grant date. No option shares have vested as of December 31, 1994.

(2) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Common Stock as reported by the New York Stock Exchange) as of December 30, 1994 ($16.50) and multiplying the resulting number by the number of underlying shares of Common Stock.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

       The Company does not presently have any employment contracts in effect with the Chief Executive Officer or any of the other executive officers named in the Summary Compensation Table.

       The shares subject to the options granted to the Company's Chief Executive Officer under the 1994 Stock Option/Stock Issuance Plan (as described above in Footnote (2) to the Individual Grants Table in the section entitled "Option Grants in Last Fiscal Year") will immediately vest in full upon (i) an acquisition of the Company by merger or asset sale or (ii) a hostile change in control of the Company.

       The shares subject to the options granted to the other Named Executive Officers will immediately vest in full upon an acquisition of the Company by merger or asset sale, unless such options are assumed by the acquiring entity. In the event the optionee's service is involuntarily terminated within eighteen
(18) months following (i) an acquisition of the Company by merger or asset sale in which the option is assumed by the acquiring entity or (ii) a hostile change in control of the Company, the shares subject to such options will immediately vest in full.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Richard A. Fink and Stephen G. Pagliuca were the only two members of the Compensation Committee of the Company during the last completed fiscal
year.   Messrs. Fink and Pagliuca are both non-employee directors of the
Company who have not previously been in the Company's employ. Mr. Fink is a partner in a law firm that rendered various legal services to the Company in 1994.





                               Page 7 of 12 pages

         No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 27, 1995, the number of owners of the Company's outstanding Common Stock, beneficially owned by (i) each person known to the Company to be the owner of more than 5% of any such class, (ii) each of the Company s directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to the Company. Unless otherwise indicated, the address of each person named below is 1125 Seventeenth Street, Suite 1500, Denver, Colorado 80202.

                                                      NUMBER OF SHARES         PERCENTAGE OF SHARES OF
    NAME AND ADDRESS OF BENEFICIAL OWNER             OF COMMON STOCK(1)      COMMON STOCK OUTSTANDING(1)
    ------------------------------------             ------------------      ---------------------------
 James M. Sweeney(2) . . . . . . . . . . .                 3,000,000                     7.0*
 Patrick J. Fortune(3) . . . . . . . . . .                   350,000                      *

 Olav B. Bergheim(4) . . . . . . . . . . .                       -0-                      --

 Sam R. Leno(5)  . . . . . . . . . . . . .                   150,000                      *
 Tommy H. Carter(6)  . . . . . . . . . . .                    77,587                      *

 Richard A. Fink(7)  . . . . . . . . . . .                    75,000                      *
 Stephen G. Pagliuca(8)  . . . . . . . . .                    75,000                      *

 L. Peter Smith(9) . . . . . . . . . . . .                   135,081                      *

 Dr. Gail R. Wilensky(10)  . . . . . . . .                    75,000                      *
 All Executive Officers and Directors
 as a group (9 persons)(11) . . . . . . .                 3,937,668                     9.0%
- - - ---------------

* Less than 1%

(1) Shares of Common Stock subject to options or warrants which are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company understands that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. No percent of class is shown for holdings of less than 1%. Percentage computations are based on 39,682,277 shares of Common Stock outstanding as of April 27, 1995.

(2) Includes 3,000,000 shares subject to an option granted to Mr. Sweeney on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with the Company over the next thirty-six (36) months thereafter.

(3) Includes 350,000 shares subject to an option granted to Mr. Fortune on August 1, 1994 (the "August Option Grant"), which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon August 1, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with the Company over the next thirty-six (36) months thereafter. Does not include 50,000 shares subject to an option granted to Mr. Fortune on February 1, 1995, which options will





                               Page 8 of 12 pages
vest as to 25% of the option shares upon February 1, 1996, and will vest as to the balance in the same manner as the August Option Grant.

(4) Does not include 300,000 shares subject to an option granted to Mr. Bergheim on March 8, 1995, which option will vest as to 25% of the option shares on March 8, 1996, and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with the Company over the next thirty-six (36) months hereafter.

(5) Includes 150,000 share subject to an option granted to Mr. Leno on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with the Company over the next thirty-six
(36) months thereafter.

(6) Does not include 94,500 shares subject to an option granted to Mr. Carter on July 28, 1994, which option will vest in three equal and successive annual installments over Mr. Carter s continued period of service with the Company measured from July 28, 1994 and which was granted to Mr. Carter in cancellation of his existing contractual right to receive an option grant for 150,000 shares of T2 Common Stock in September 1994.

(7) Includes 75,000 shares subject to an option granted to Mr. Fink on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of services prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of Board service with the Company over the next thirty-six (36) months thereafter.

(8) Includes 75,000 shares subject to an option granted to Mr. Pagliuca on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of Board service with the Company over the next thirty-six (36) months thereafter.

(9) Include 75,000 shares subject to an option granted to Mr. Smith on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of Board service with the Company over the next thirty-six (36) months thereafter.

(10) Includes 75,000 shares subject to an option granted to Dr. Wilensky on November 7, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon November 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon her completion of each additional month of Board service with the Company over the next thirty-six (36) months thereafter.

(11) Includes an aggregate of 3,800,000 shares subject to options that have been granted to Messrs. Sweeney, Fortune, Bergheim, Leno, and all non-employee directors of Coram following consummation of the Merger, which options have the terms and conditions described in footnotes (2)-(10).





                               Page 9 of 12 pages

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Sweeney was paid a fee of approximately $3.5 million for financial advisory services pursuant to an agreement with T2 in connection with the merger (the "Merger") which formed the Company on July 8, 1994. The fee paid to Mr. Sweeney was determined as a percentage of the average total market capitalization of the Company as determined over the ten trading day period immediately following the Merger. In connection with the relocation of the Company's corporate headquarters to Denver, Colorado, the Company made a loan of $650,000 to Mr. Leno which loan bears interest at the applicable interest rate under the Internal Revenue Code. The principal amount of such loans is due no later than one year from the date of origination. Mr. Fink is a partner in a law firm that rendered various legal services to the Company in 1994.

         Mr. Charles A. Laverty served briefly as an executive officer of the Company during the last fiscal year. As a result of the Merger and restructuring of the Company, Mr. Laverty became eligible to receive certain payments pursuant to the terms of an Employment Contract dated as of July 8, 1994 between Mr. Laverty and the Company, including a severance/noncompete payment of $2.5 million payable in 36 monthly installments. In 1994, payments under such contract totaled approximately $536,300. The Company also forgave a note in the amount of approximately $400,000 from Mr. Laverty, payable to a predecessor entity of the Company, as part of Mr. Laverty's severance.

         Mr. Miles E. Gilman served briefly as an executive officer of the Company during the last fiscal year. As a result of the Merger and restructuring of the Company, Mr. Gilman received certain payments pursuant to the terms of a Severance/Non-Compete Agreement dated as of July 8, 1994 between Mr. Gilman and the Company, including a severance payment of $326,000 and a post- termination noncompete covenant payment of $2,000,000.

         Mr. William J. Brummond served briefly as an executive officer of the Company during the last fiscal year. As a result of the Merger and restructuring of the Company, Mr. Brummond became eligible to receive certain payments pursuant to the terms of a Severance/Noncompete Agreement dated as of July 8, 1994, between Mr. Brummond and the Company, including a severance/noncompete payment of approximately $822,000, payable in 36 monthly installments. In 1994, payments under such contract totaled approximately $400,000.





                              Page 10 of 12 pages

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 1995.

                 CORAM HEALTHCARE CORPORATION



                 By:  /s/ James M. Sweeney
                     -------------------------------------
                                     James M. Sweeney
                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                        Title                                      Date
                    ---------                                        -----                                      ----
                                                  Chairman and Chief Executive
   /s/ James M. Sweeney                           Officer (Principal Executive                              May 1, 1995
 ---------------------------------------          Officer)
                James M. Sweeney

    /s/ Patrick J. Fortune                        President, Chief Operating Officer                        May 1, 1995
 -----------------------------------------        and Director
               Patrick J. Fortune


    /s/ Sam R. Leno
 ----------------------------------------         Secretary and Chief Financial
                   Sam R. Leno                    Officer (Principal Financial Officer                      May 1, 1995
                                                  and Principal Accounting Officer)

    /s/ Tommy H. Carter                           Vice Chairman of the Board of Directors                   May 1, 1995
 ----------------------------------------
                 Tommy H. Carter

     /s/ Richard A. Fink                          Director                                                  May 1, 1995
 -----------------------------------------
                 Richard A. Fink


    /s/ Stephen G. Pagliuca                       Director                                                  May 1, 1995
 ----------------------------------------
               Stephen G. Pagliuca

         /s/ L. Peter Smith                       Director                                                  May 1, 1995
 -----------------------------------------
                 L. Peter Smith


       /s/ Gail R. Wilensky                       Director                                                  May 1, 1995
 ----------------------------------------
              Dr. Gail R. Wilensky






                              Page 11 of 12 pages