Form 10-Q
period 1995-03-31
CORAM HEALTHCARE CORP
filed 1995-05-15
CIK 924174

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                     OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the transition period from                to

                         Commission file number 1-11343

                          Coram Healthcare Corporation
             (Exact name of registrant as specified in its charter)

                             ---------------------

                   DELAWARE                                     33-0615337
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

           1125 SEVENTEENTH STREET
                  SUITE 1500
                  DENVER, CO                                      80202
    Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 292-4973

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                  -----      -----

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 8, 1995 was 39,682,277

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1995            1994
                                                                       ---------     ------------
CURRENT ASSETS:
  Cash and cash equivalents..........................................  $  21,580       $ 20,046
  Accounts receivable, net...........................................    106,419        109,087
  Investment in available-for-sale securities........................     15,499         16,546
  Inventories........................................................     11,250         11,864
  Prepaid taxes......................................................      9,739         11,510
  Deferred income taxes, net.........................................     32,538         31,893
  Other current assets...............................................     20,784          7,251
                                                                       ---------     ------------
          Total current assets.......................................    217,809        208,197
PROPERTY AND EQUIPMENT, NET..........................................     23,744         25,902
JOINT VENTURES AND OTHER ASSETS......................................     18,073          8,546
DEFERRED INCOME TAXES NON-CURRENT....................................        556            556
GOODWILL, NET........................................................    337,269        333,238
                                                                       ---------     ------------
TOTAL ASSETS.........................................................  $ 597,451       $576,439
                                                                       ---------     ------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................................  $  32,553       $ 27,098
  Current maturities of long-term debt...............................      5,562          5,911
  Deferred income taxes..............................................      5,818          5,788
  Liabilities for securities sold under agreement to repurchase......      7,365          7,430
  Reserve for litigation.............................................     22,647         22,720
  Accrued merger and restructuring...................................     35,958         43,594
  Other accrued liabilities..........................................     13,632         11,845
                                                                       ---------     ------------
          Total current liabilities..................................    123,535        124,386
REVOLVING LINES-OF-CREDIT............................................    122,300        108,099
LONG-TERM DEBT.......................................................     10,801         11,627
MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES.....................      4,729          6,599
OTHER LIABILITIES....................................................      1,885          1,945
DEFERRED INCOME TAXES NON-CURRENT....................................      1,522          1,522
STOCKHOLDERS' EQUITY:
  Common stock par value $.001, authorized 75,000 shares, issued
     39,454 in 1995 and 38,964 in 1994...............................         39             39
  Additional paid-in capital.........................................    347,071        341,328
  Unrealized loss on available-for-sale securities...................       (193)          (279)
  Retained earnings (deficit)........................................    (14,238)       (18,827)
                                                                       ---------     ------------
          Total stockholders' equity.................................    332,679        322,261
                                                                       ---------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................  $ 597,451       $576,439
                                                                        ========     ==========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
NET REVENUE............................................................  $104,778     $113,065
COST OF SERVICE:
  Drugs and supplies...................................................    37,227       34,650
  Clinical services....................................................    38,382       42,365
                                                                         --------     --------
          Total cost of service........................................    75,609       77,015
                                                                         --------     --------
  Gross Profit.........................................................    29,169       36,050
OPERATING EXPENSES:
  Selling, general and administrative expenses.........................    17,885       19,584
  Provision for estimated uncollectible accounts.......................     4,013        4,732
  Amortization of goodwill.............................................     2,790        2,135
  Restructuring costs (benefit)........................................    (4,131)          --
                                                                         --------     --------
          Total operating expenses.....................................    20,557       26,451
                                                                         --------     --------
OPERATING INCOME.......................................................     8,612        9,599
OTHER INCOME (EXPENSE):
  Interest income......................................................       402          715
  Interest expense.....................................................    (3,436)      (1,168)
  Minority interest in net income of consolidated joint ventures.......    (2,432)      (2,391)
  Other income.........................................................       338          151
                                                                         --------     --------
INCOME BEFORE INCOME TAXES.............................................     3,484        6,906
PROVISION (BENEFIT) FOR INCOME TAXES...................................    (1,105)       3,695
                                                                         --------     --------
NET INCOME.............................................................  $  4,589     $  3,211
                                                                         ========     ========
NET INCOME PER COMMON SHARE:
  Primary..............................................................  $   0.11     $   0.08
                                                                         ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary..............................................................    40,939       38,616
                                                                         ========     ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................  $  4,589     $ 3,211
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Provision for estimated uncollectible accounts.....................     4,013       4,732
     Depreciation and amortization......................................     5,571       5,311
     Merger/restructuring benefit.......................................    (4,131)         --
     Deferred income taxes, net.........................................      (615)        500
     Minority interest in net income of consolidated joint ventures,
      net...............................................................      (493)        469
     Equity in net income of unconsolidated joint ventures, net.........       (11)         21
     Other, net.........................................................       (29)         43
     Change in assets and liabilities, net of acquisitions and
      dispositions:
       Accounts receivable..............................................    (6,414)     (9,355)
       Prepaid expenses, inventories and other assets...................    (6,910)     (2,834)
       Current and other liabilities and reserve for litigation.........     6,123      (8,435)
       Accrued merger and restructuring.................................    (7,218)         --
                                                                          --------     -------
          Net cash provided (used) by operating activities..............    (5,525)     (6,337)
                                                                          --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale and maturities of available-for-sale securities....     1,133       4,956
  Proceeds from sales of property and equipment.........................        62         393
  Proceeds from sales of joint ventures.................................       100          --
  Purchases of property and equipment...................................    (1,251)     (2,709)
  Payments for acquisition of businesses, net of cash acquired..........   (11,638)     (2,682)
  Proceeds from sales of businesses.....................................       729          --
  Capital contributions to unconsolidated joint ventures................      (556)       (929)
                                                                          --------     -------
          Net cash used by investing activities.........................   (11,421)       (971)
                                                                          --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net of repurchases and issuance costs..........        --       3,586
  Borrowing (repayments) of lines of credit, net........................    14,180         (14)
  Securities sold under agreements to repurchase, net...................       (65)         --
  Debt borrowings.......................................................        24       8,908
  Repayment of debt.....................................................    (1,020)       (457)
  Cash dividends paid...................................................        --      (1,027)
  Exercise of stock options.............................................     5,361          68
                                                                          --------     -------
          Net cash provided by financing activities.....................    18,480      11,064
                                                                          --------     -------
NET INCREASE IN CASH....................................................     1,534       3,756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................    20,046      22,971
                                                                          --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................  $ 21,580     $26,727
                                                                          ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
     Interest...........................................................  $  3,954     $ 1,066
                                                                          ========     =======
     Income taxes.......................................................  $ (2,412)    $11,648
                                                                          ========     =======

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared by Coram Healthcare Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than those relating to the merger, restructuring, special provision for uncollectible accounts and litigation settlements, are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. Certain December 31, 1994 balance sheet amounts have been reclassified to conform with the March 31, 1995 presentation.

     Business Activity. The operations of the Company commenced on July 8, 1994, as a result of a merger (the "Merger") of T(2) Medical, Inc. ("T(2)"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities"). Each of those companies became and are now wholly-owned subsidiaries of the Company. Each outstanding share of the Merged Entities was converted, at varying exchange rates, into shares of the Company's common stock, resulting in the issuance of
38.6 million shares of Coram common stock. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information was restated to include the accounts of the Merged Entities for all periods presented.

     The results of operations previously reported by the Merged Entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                              THREE MONTHS
                                                                                 ENDED
                                                                             MARCH 31, 1994
                                                                             --------------
    Net Revenue
      T(2).................................................................     $ 58,209
      Curaflex.............................................................       24,974
      Medisys..............................................................       13,508
      HealthInfusion.......................................................       16,374
                                                                             --------------
      Combined.............................................................     $113,065
                                                                             ===========
    Net Income (loss)
      T(2).................................................................     $  3,562
      Curaflex.............................................................       (1,590)
      Medisys..............................................................          277
      HealthInfusion.......................................................          962
      Coram Holding........................................................           --
                                                                             --------------
      Combined.............................................................     $  3,211
                                                                             ===========

     HMSS Acquisition. On September 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc. ("HMSS"), an alternate site infusion therapy provider. The acquisition was accounted for by the purchase method of accounting, and accordingly, the results of operations of HMSS have been included in the accompanying consolidated financial statements subsequent to the date of acquisition. The acquisition was not material to the Company's financial position or results of operations.

     Other Acquisitions. During the three months ended March 31, 1995, the Company completed six acquisitions totaling $11.6 million, net of cash acquired, which were accounted for as purchases. During 1994,

                          CORAM HEALTHCARE CORPORATION

T(2) completed 55 acquisitions totaling $22.8 million which were accounted for as purchases. Individually, the acquisitions were not considered material to the Company's financial position or results of operations.

     Merger and Restructuring. During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduce personnel, and eliminate or discontinue investments in certain joint ventures and other non-infusion facilities. Additionally, upon the completion of the HMSS acquisition, the Company extended the Coram Consolidation Plan to include the consolidation of HMSS operations. Accordingly, the Company recorded estimated restructuring costs of $3.2 million related to the HMSS transaction. The estimated cost associated with each component of the Coram Consolidation Plan, recorded in the third quarter of 1994, including the writedown of existing assets to their estimated net realizable value, were as follows (in thousands):

                                                               CASH        NON-CASH
                                                           EXPENDITURES    CHARGES      TOTAL
                                                           ------------    --------    -------
    Merger Costs.........................................    $ 27,900      $   600     $28,500
                                                            =========      =======     =======
    Personnel Reduction Costs............................    $ 26,200      $   600     $26,800
    Facility Reduction Costs.............................      15,600       16,300      31,900
    Discontinuance Costs.................................       4,200       32,600      36,800
                                                           ------------    --------    -------
    Restructuring Costs..................................    $ 46,000      $49,500     $95,500
                                                            =========      =======     =======
    Change in Estimate, sale of Kid's Medical............                  $(2,700)    $(2,700)
                                                                           =======     =======

     Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues.

     Implementation of the Coram Consolidation Plan began in September 1994. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company's home infusion branch facilities and the consolidation of corporate administrative operations into one location, with a corresponding significant reduction of branch and corporate personnel. The Company anticipates that the branch and corporate consolidation portions of the Coram Consolidation Plan will be substantially completed by July 31, 1995.

     Through March 31, 1995, the Company had completed a significant portion of the branch consolidation process, including the closure of 115 branch facilities, 2 corporate facilities, and a reduction of approximately 650 employees. The Company has made total payments and total asset disposals through March 31, 1995, as follows (in thousands):

                                                            NON-CASH
                                                   ---------------------------          TOTAL
                                                      ACCRUALS/                  --------------------
                                          CASH     ASSET WRITEDOWN   DISPOSALS   RECORDED   COMPLETED
                                         -------   ---------------   ---------   --------   ---------
    Merger Costs........................ $25,100       $   600        $   600    $ 25,700    $25,700
                                         =======       =======        =======    ========    =======
    Personnel Reduction Costs........... $11,200       $   600        $   600    $ 11,800    $11,800
    Facility Reduction Costs............   3,800        16,300          9,600      20,100     13,400
    Discontinuance Costs................     100        32,600         12,300      32,700     12,400
                                         -------       -------       ---------   --------   --------
    Restructuring Costs................. $15,100       $49,500*       $22,500*   $ 64,600    $37,600
                                         =======       =======        =======    ========    =======

- - - - ---------------
* The accompanying balance sheet reflects assets net of the $49,500 of established accruals and reserves. Charges against those established reserves pertaining to disposals completed through March 31, 1995 aggregate $22,500.

     As a result of the Company's decision to implement standardized policies for recognition of contractual and other allowances, de-emphasize certain businesses and provide for the disruptions experienced during the merger and post-merger transition process, the Company also recorded a special charge of $17.3 million in

                          CORAM HEALTHCARE CORPORATION

September 1994, for anticipated uncollectible accounts and other receivables. In establishing this reserve, the Company evaluated the aging of trade receivables since the merger process began and evaluated the impact of ending relationships with certain centers.

     Although subject to future adjustment, management of the Company believes it had adequate reserves as of March 31, 1995, to complete the Coram Consolidation Plan.

     Per Share Data. Per share data have been computed by dividing net income or loss by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average calculation also includes common shares issuable. Common stock equivalents include dilutive stock options and warrants. Fully diluted per share amounts are not presented in the financial statements because the assumed conversions of convertible debt and any additional incremental shares would be either antidilutive or cause de minimus dilution.

2. LINES OF CREDIT

     On October 17, 1994, the Company entered into a revolving line of credit agreement to replace its prior borrowing facility. This agreement, which had a maturity date of June 30, 1996 was amended effective December 31, 1994 on February 10, 1995. Under this amendment the revolving line of credit was increased to $150 million from $120 million. Under the credit agreement, the Company could borrow at either (i) a base rate equal to a spread of zero to 1.25% over the greater of the prime rate or the Federal funds rate plus 0.5%; or
(ii) at the Floating London Interbank Offering Rate ("LIBOR") plus 0.875% to 2.25%.

     At March 31, 1995, borrowings under the revolving credit agreement were $122.3 million of which $108.0 million was outstanding under the LIBOR option at an all-in rate of 8.375% and $14.3 million was outstanding under the base rate option at an all-in rate of 10.25%.

     On April 6, 1995, the Company entered into a Senior Credit Facility. Under the terms of the Senior Credit Facility, the Company has (i) a $200 million term loan facility (the "Term Loan Facility") with a maturity date of April 6, 2000, and (ii) a $100 million revolving credit facility (the "Revolving Credit Facility"), with a maturity date of April 6, 2000, of which up to $20 million is available in the form of letters of credit. As of April 30, 1995, the available borrowing base under the revolving credit facility was $100 million and the amount borrowed under the term loan facility was $200 million. The loans under the Senior Credit Facility bear interest at a rate equal to, at the Company's option, (i) the Alternate Base Rate (as defined hereafter) for the respective interest period plus the Applicable Margin (as defined hereafter) ("ABR Loans") or (ii) the Eurodollar Rate (as defined hereafter) as determined by Chemical Bank ("Chemical") for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). "Applicable Margin" means a percentage per annum ranging
(a) in the case of ABR Loans, from 1.50% to 0.50%, and (b) in the case of Eurodollar Loans, from 2.50% to 1.50%, in each case based upon the Company's ability to maintain certain financial ratios determined as provided in the Credit Agreement. "Alternate Base Rate" means with respect to an interest period, an interest rate per annum equal to the highest of (i) the rate of interest publicly announced by Chemical as its prime rate in effect at its principal office in New York City, (ii) the secondary market rate for three month certificates of deposit (adjusted for reserves and assessments) plus 1% and (iii) the federal funds rate in effect from time to time plus 0.5%. "Eurodollar Rate" means, with respect to an interest period, an interest rate per annum equal to the product of (a) the LIBOR rate in effect for such interest period and (b) Statutory Reserves (as defined in the Credit Agreement). The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and contains standard financial covenants and conditions limiting the Company's ability to engage in certain activities. The proceeds of the loans under the Senior Credit Facility were used to repay amounts outstanding under the Former Credit Facility, to fund a portion of the cash purchase price for the Caremark Business and to pay certain expenses in connection therewith.

                          CORAM HEALTHCARE CORPORATION

3. INCOME TAXES

     The Company recorded an income tax benefit of $1.1 million for the three months ended March 31, 1995. The resulting effective income tax benefit rate is primarily due to the ability to carry back a portion of the Company's current period tax deductible loss to the prior year tax returns of the predecessor companies.

4. LITIGATION

     The Company has entered into a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a proposed settlement of class action shareholder litigation which was initiated against T(2) in 1992. The settlement provides for the Company to pay the shareholder class $25 million in cash (of which approximately $7.8 million will be contributed by the Company insurance carrier), and to issue warrants to acquire an aggregate of 2.52 million shares of the Company Common Stock at an exercise price of $20.25, subject to adjustment. The stipulation was approved by the court on May 5, 1995; however, it is subject to certain other contingencies, and there can be no assurance that the settlement will be consummated. If the settlement is not consummated and the shareholder claims continue to be pressed, the resulting distraction of management, the costs of defending such claims and the payment of any settlement or damage award could have a material adverse effect on the Company's results of operations and financial position.

     During September, 1994, the Company also settled a dispute with the former principals of a company acquired by T(2) in 1992 related to the valuation of that acquisition transaction. The dispute was settled with the Company issuing to the former principals warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $18, subject to adjustment. The Company is obligated to make a cash payment of up to $4 million to the warrantholders at the end of the five-year term of the warrants; provided, however, that the payment will be reduced, dollar-for-dollar, to the extent of the aggregate positive spread in excess of $16.00 per share on any warrant exercised prior to, or exercisable at the end of, the five year term of the warrants.

     The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. SUBSEQUENT EVENTS

     Caremark Acquisition. In April 1995, the Company acquired substantially all of the assets used in the alternate site infusion health care business, the home care management and utilization system business and women's health care business (collectively "Caremark Business") of Caremark International, Inc. and its wholly-owned subsidiary, Caremark Inc. ("Caremark"). The acquisition was accounted for by the purchase method of accounting. It is estimated that the purchase price of $309 million will exceed the fair market value of the assets of Caremark by over $190 million and will be recorded as an increase to goodwill. The results of operations of Caremark will be included with the results of the Company from April 1, 1995.

     Lincare Merger. On April 17, 1995, the Company and Lincare Holdings Inc. ("Lincare") entered into an Agreement and Plan of Merger pursuant to which all of Lincare's outstanding common stock would be acquired by the Company in a tax-free business combination intended to be accounted for as a pooling of interests. Upon consummation of the merger, shareholders of Lincare will receive
1.5354 shares of the Company's common stock. Historical financial information presented in reports following the merger will be restated to include Lincare.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORY

     The operations of Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company") commenced on July 8, 1994 as a result of a merger (the "Four-Way Merger") of T(2) Medical, Inc. ("T(2)"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion"), and Medisys, Inc. ("Medisys"), each of which was a publicly held national or regional provider of alternate site infusion therapy and related services. Pursuant to the Four-Way Merger, which was accounted for as a pooling of interests, each of these companies became and is now a wholly-owned subsidiary of the Company. On September 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies, in a transaction accounted for as a purchase. On April 6, 1995, the Company acquired substantially all of the assets used in the alternate site infusion health care business, the home care management and utilization system business and women's health care business collectively ("Caremark Business") of Caremark International, Inc. and its wholly-owned subsidiary, Caremark Inc. ("Caremark"). Upon the consummation of the acquisition (the "Caremark Transaction"), the Company became the largest provider of alternate site infusion therapy services in the United States, with branches covering geographic locations in which over 90% of the population of the United States resides. The Company is led by a newly formed management team with extensive background in the health care industry, including James M. Sweeney, Chairman and Chief Executive Officer.

RECENT DEVELOPMENTS

     On April 17, 1995, Coram entered into an agreement to merge with Lincare Holdings Inc. ("Lincare"). Upon the consummation of the merger, the Company believes it will become the largest provider of alternate site health care in the United States based on pro forma 1994 net revenue. The combination of the Company and Lincare is expected to accelerate revenue growth through the expansion of Lincare's respiratory therapy business into existing Coram markets and through cross-marketing activities involving Coram and Lincare customer relationships. Lincare's financial performance is expected to enhance the Company's financial position by providing additional revenue, earnings and cash flow and by strengthening key financial ratios. No assurances can be made as to the amount of revenue growth that can be realized or the level of financial enhancement that will actually be realized, if any.

     The Company is also in the process of soliciting offers for its institutional pharmacy business known as Pharmcare, Inc. ("Pharmcare"), which had revenues of approximately $20 million and contributed approximately $0.8 million to the Company's operating income in 1994. The Company expects the sale of Pharmcare to be completed in the second quarter of 1995. The Company is continuing to evaluate the strategic fit and short-term value of each of the partnerships and businesses inherited from its predecessor entities, and management will consider additional divestitures of other non-strategic businesses during 1995. Coram does not anticipate that such divestitures will be material to its business. As part of its strategy, the Company engages in acquisition discussions from time to time with alternate site providers, some of which acquisitions, if consummated, would be material to the Company.

IMPACT OF FOUR-WAY MERGER AND POST FOUR-WAY MERGER CONSOLIDATION

     During the quarter ended September 30, 1994, the Company recorded a special charge of $17.3 million to provide for anticipated uncollectible accounts and other receivables as a result of the Company's decision to implement standardized policies for recognition of contractual and other allowances and to provide for the disruptions experienced before and during the Four-Way Merger and post-Four-Way Merger transition process.

     Coram also recorded charges of $23.2 million, representing the estimated cash and non-cash costs of settling certain pre-Four-Way Merger litigation matters, including an agreement in principle to settle the T(2) shareholders litigation, the T(2) Office of Inspector General of the U.S. Department of Health and Human

Services ("OIG") Settlement and the settlement of a dispute with the former principals of a company acquired by T(2) in 1992.

     During the same quarter, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in personnel and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provides for the elimination of approximately 100 of the Company's home infusion branch facilities and the consolidation of corporate administrative operations into one location, with a corresponding significant reduction of branch and corporate personnel. In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $95.5 million in estimated restructuring costs in the quarter ended September 30, 1994, including charges to assimilate HMSS. Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. The Company anticipates that the branch and corporate consolidation portions of the Coram Consolidation Plan are expected to be substantially completed by the third quarter of 1995 and that the Coram Consolidation Plan, when fully implemented, will generate annual cost savings of approximately $70 million. The Company expects these savings will result from reductions in personnel described above and related costs, facilities rent, operating and depreciation costs, corporate overhead and procurement savings. In the first half of 1995, these savings will be partially offset by the costs of relocation, retention and retraining of personnel, currently expected to range between $3.0 million and $5.0 million. No assurances can be given, however, as to the aggregate cost savings to be achieved by the Company or the timing thereof.

     In the aggregate, the Company recorded non-recurring charges of approximately $164.5 million in the second and third quarters of 1994 related to the Four-Way Merger and the implementation of the Coram Consolidation Plan.

THE CAREMARK TRANSACTION

     Effective as of April 1, 1995, Coram acquired the Caremark Business from Caremark for $309 million, consisting of (i) $209 million in cash and (ii) $100 million principal amount of Junior Subordinated Payment-In-Kind ("PIK") Notes payable to Caremark, consisting of a $75 million 7% Convertible Subordinated PIK Note (the "Junior Convertible Subordinated PIK Note") and a $25 million 12% Non-Convertible Subordinated PIK Note (the "Junior Non-Convertible Subordinated PIK Note"). The Caremark Transaction was structured as an asset purchase. Accordingly, the Company assumed only certain specified liabilities of the Caremark Business, which, in particular, expressly exclude any liabilities associated with the pending investigation of Caremark by the OIG.

     In connection with the Caremark Transaction, the Company repaid all of its $123.8 million indebtedness under its former credit facility with Toronto Dominion (Texas) Inc. (the "Former Credit Facility"). The cash paid by the Company in connection with the Caremark Transaction and the repayment of indebtedness under the Former Credit Facility, together with related fees and expenses, were financed through: (i) borrowings under a new credit facility (the "Senior Credit Facility") with Chemical Bank ("Chemical"), as Agent, providing for aggregate commitments of up to $300 million, including a $100 million revolving credit facility, and (ii) $150 million from the issuance of Senior Subordinated Bridge Notes (the "Bridge Notes").

     Effective as of the Caremark Transaction, the Company has become highly leveraged. The Company believes that its primary liquidity needs will be cost of debt service, restructuring costs and working capital and that cash generated by operations and amounts available under the revolving credit portion of the Senior Credit Facility will be sufficient to meet its liquidity needs.

     The Company believes that the combination of the Company and the Caremark Business has created an entity which will be able to leverage its cost base more efficiently through a reduction in branch facilities, and which is expected to be able to benefit from significant economies of scale and operating synergies, particularly with regard to procurement, regulatory compliance and patient outcomes tracking. Substantial cost savings are expected to be realized from elimination of geographically duplicative branches, the elimination of duplicative corporate overhead expenses, procurement savings and the implementation of the best demonstrated business practices of the Company's predecessor entities and the Caremark Business throughout the combined entity. No assurances can be made as to the amount of cost savings, if any, that actually will be realized. The Company expects to record a charge against earnings in the second quarter of 1995 in connection with the Caremark consolidation plan.

IMPACT OF PRICING/VOLUME TRENDS

     The Company has recently experienced pricing pressure from payors related to its alternate site infusion therapy services. The Company believes, however, that short-term pricing declines within individual payor groups have moderated in late 1994 and the first quarter of 1995. Moreover, alternate site infusion therapy patient volume has increased since the Four-Way Merger. No assurance can be given, however, that such trends will continue. The increasing prevalence and influence of managed care payors are expected to continue to apply pressure on pricing for the Company's services. The Company believes that alternate site health care providers will increasingly face lower operating margins as managed care organizations constitute an increasing percentage of the mix of the industry's revenues, and that maintaining growth in patient volumes will be necessary to offset lower margins. In addition, there can be no assurance that the Company's lithotripsy operations will not also experience pricing pressure in the future. The Health Care Financing Administration ("HCFA") has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at a hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures. The Company is in the process of developing new revenue enhancing programs such as one-stop shopping for managed care payors, physician practice management services and disease-state carve-outs to offset future pricing declines.

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

     Net Revenue. Net revenue for the first quarter of 1995 decreased by $8.3 million or 7.3% to $104.8 million compared to the same period in 1994. Management believes that the decrease was attributable to a variety of factors including: (i) the industry pricing pressures discussed above, (ii) therapy and payor mix shifts, (iii) the restructuring and in some cases termination of physician relationships (including in-office infusion services) which were potentially incompatible with new regulatory requirements and (iv) the implementation of consistent company-wide policies for the recognition of contractual and other allowances. Approximately $5.9 million, or 71% of the decrease, was attributable to discontinued in-office infusion services ("Intra-Care"). From the first quarter of 1994 to the first quarter of 1995, prices for infusion therapy services declined in the range of 11% to 12%, with the majority of such decline occurring during the first and second quarters of 1994.

     Gross Profit. Gross profit for the first quarter of 1995 decreased $6.9 million to $29.2 million, a decrease of 19.1%, as compared to the same period in 1994. Gross margin decreased to 27.8% in the first quarter of 1995 compared to 31.9% for the same period in 1994. The primary source of this decrease was related to price reductions resulting from the industry pricing pressures discussed above and other causes included therapy and payor mix shifts, the implementation of consistent company-wide policies for the recognition of contractual allowances and policies and procedures related to accounting for inventory. Offsetting the gross profit decrease was a reduction in clinical services expenses of $4.0 million resulting from the partial completion of the Coram Consolidation Plan.

     In the first quarter of 1995, the Company converted from five separate decentralized accounts payable systems to a new centralized system. At the same time, accounts payable accrual procedures were standardized, resulting in $1.7 million of drugs and supplies being expensed in the first quarter 1995 that were utilized in prior periods. Adjusting for this charge, the gross margin for the first quarter of 1995 was 29.5%.

     Operating Expenses. Selling, general and administrative expenses decreased $1.7 million or 8.7% for the first quarter of 1995 compared to the same period in 1994. This decrease was primarily due to a $2.1 million credit pertaining to an agreement by one of the Company's insurance carriers to pay for certain legal fees incurred in conjunction with the T2 shareholder litigation. In addition, a $1.1 million reduction in salaries resulted from the closure of two corporate offices and the elimination of 100 corporate staff positions and a $1.4 million reduction in general expenses was realized in connection with the partial completion of the Coram Consolidation Plan. These reductions were offset by temporary costs necessary to support the restructuring activities which were not chargeable to restructuring reserves. These costs included (i) training, (ii) travel, (iii) consulting fees, (iv) system implementation costs and (v) additional audit and tax work. Additional costs were incurred during the first quarter of 1995 associated with the initiation and development of certain revenue enhancing programs.

     A benefit of $4.1 million was recorded to restructuring costs in the first quarter as a result of the sale of the Company's home pediatrics business ("Kid's Medical") which was originally expected to result in a loss. Kid's Medical had historically accounted for approximately $5 million in quarterly gross revenue. In total, operating expenses, including the benefit from the sale of Kid's Medical, were $5.9 million less in the first quarter of 1995 than in the same period in the prior year, a decrease of 22.3%.

     Operating Income. Operating income for the first quarter of 1995 decreased from the first quarter of 1994 by $1.0 million or 10.3% as a result of the $6.9 million decrease in gross profit, which was offset, in part, by the $5.9 million reduction in operating expenses.

     Other Income and Expenses. Interest expense increased by $2.3 million for the first quarter of 1995 over the same period in the prior year primarily due to increased borrowings by the Company in order to finance acquisitions, merger costs and other working capital needs.

     Provision (Benefit) for Income Taxes. During the first quarter of 1995, the Company recorded a tax benefit in the amount of $1.1 million compared to a $3.7 million expense in the same period in the prior year. The tax benefit was the result of tax deductions from the continued consolidation activities of the Company during the quarter. While no assurance can be given in this regard, it is expected that these tax deductions will enable Coram to recover taxes that have been paid in a prior year.

     Net Income. Net income for the first quarter of 1995 increased $1.4 million to $4.6 million, an increase of 42.9% as compared to the same period in 1994. Major components of this increase include: (i) the $4.8 million favorable tax variance, (ii) the $4.1 million benefit from the sale of Kid's Medical and
(iii) the $2.1 million benefit to operating expenses for the legal fees to be paid by one of Coram's insurers in connection with the T(2) shareholders litigation.

     Restructuring costs. Restructuring costs reflect a $4.1 million gain on the sale of Kid's Medical. The potential divestiture of additional non-strategic businesses are currently being evaluated. Management monitors restructuring costs on an ongoing basis and believes that the Coram Consolidation Plan will be substantially completed by the third quarter of 1995. Currently, management believes that remaining reserves as of March 31, 1995 are sufficient to provide for remaining costs to be incurred to complete the Coram Consolidation Plan.

     Through March 31, 1995, the Company had completed a significant portion of the branch consolidation process, including the closure of 115 infusion branch facilities, two corporate facilities, and a reduction of approximately 650 employees. The following table summarizes the utilization of restructuring reserves through March 31, 1995 (in thousands):

                                                            NON-CASH
                                                   ---------------------------          TOTAL
                                                      ACCRUALS/                  --------------------
                                          CASH     ASSET WRITEDOWN   DISPOSALS   RECORDED   COMPLETED
                                         -------   ---------------   ---------   --------   ---------
    Merger Costs........................ $25,100       $   600        $   600    $ 25,700    $25,700
                                         =======       ========       ========   ========    =======
    Personnel Reduction Costs........... $11,200       $   600        $   600    $ 11,800    $11,800
    Facility Reduction Costs............   3,800        16,300          9,600      20,100     13,400
    Discontinuance Costs................     100        32,600         12,300      32,700     12,400
                                         -------       --------       --------   --------    -------
    Restructuring Costs................. $15,100       $49,500*       $22,500*   $ 64,600    $37,600
                                         =======       ========       ========   ========    =======

- - - - ---------------

* The accompanying balance sheet reflects assets net of the $49,500 of established accruals and reserves. Charges against those established reserves pertaining to disposals completed through March 31, 1995 aggregate $22,500.

CERTAIN TRENDS FROM PRIOR QUARTER

     Management believes that comparisons of financial results between the first quarter of 1995 and the first quarter of 1994 should be supplemented in the case of Coram because, prior to July 8, 1994, the activities of the Company were conducted separately by each of the predecessor entities. Accordingly, the following discussion provides certain comparative information between the first quarter of 1995 and the fourth quarter of 1994.

     Net revenue decreased by $8.8 million or 7.7% from the fourth quarter of 1994. The major source of the decrease is the normal seasonality exhibited by both the infusion and the lithotripsy businesses between the fourth and first quarters. The restructuring and termination of physician contracts and the closure of Intracare facilities represented the majority of the remainder. Price and payor mix effects were partially offset by an increase in patient days. Gross profit decreased $4.3 million to $29.2 million or 27.8% of revenue in the first quarter of 1995 from $33.5 million or 29.5% of revenue in the fourth quarter of 1994. The decrease is attributable to a $1.7 million one-time out of period cost related to the standardization of accounts payable accrual procedures in the first quarter of 1995. Total clinical services costs were reduced by more than $3.9 million or 9.2% between the fourth quarter of 1994 and the first quarter of 1995, 60% of which was due to a reduction in salaries as non-sales field positions were eliminated through operation consolidation. The remaining 40% arose from facility closures which reduced both general support and lease costs.

     Operating expenses, including the benefit from the sale of Kid's Medical, decreased by $9.0 million from the fourth quarter of 1994 to the first quarter of 1995. The balance of the decrease resulted from permanent reductions in selling, general and administrative expenses due to the implementation of the Coram Consolidation Plan, which was offset by a number of one-time or short-term cost increases associated with establishing a single corporate headquarters and with increases resulting from continuing merger and acquisition activity. Partially offsetting both one-time and recurring benefits were one-time or short-term costs and recurring costs associated with new programs. The Company incurred short-term costs attributable to consolidation, restructuring, and merger and acquisition activity totaling approximately $2.0 million to $3.0 million which were expensed in the first quarter of 1995. Selling, general and administrative expenses were reduced by $4.5 million to $17.9 million from the fourth quarter of 1994 to the first quarter of 1995. $2.1 million of this reduction resulted from an insurance carrier's one-time payment of certain legal fees incurred in connection with the T2 shareholder litigation. The remaining $2.4 million resulted from the implementation of the Coram Consolidation Plan.

     Operating income increased by $4.7 million to $8.6 million from the fourth quarter of 1994 to the first quarter of 1995. This was achieved through the continuing implementation of the Coram Consolidation Plan, as well as the recording of one-time favorable transactions in operating expenses related to legal expenses covered by an insurance carrier and the divestiture of Kid's Medical, partially offset by short-term and other non-recurring costs described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities at March 31, 1995 was $37.1 million (including restricted cash of approximately $7.3 million), an increase of $0.5 million from December 31, 1994. The ratio of total debt to equity was .44 to 1 at March 31, 1995 compared to .42 to 1 at December 31, 1994. The increase in the debt ratio is primarily attributable to borrowings by the Company under the Former Credit Facility subsequent to the Four-Way Merger. Working capital at March 31, 1995 was $94.3 million compared to $83.8 million at December 31, 1994. The principal reason for the increase in working capital is the receivable related to the sale of Kid's Medical.

     Under the Senior Credit Facility, the Company has (i) a $200 million term loan facility (the "Term Loan Facility") with a maturity date of April 6, 2000, and (ii) a $100 million revolving credit facility (the "Revolving Credit Facility"), with a maturity date of April 6, 2000, of which up to $20 million is available in the form of letters of credit. As of April 30, 1995, the available borrowing base under the Revolving Credit Facility was $100 million and the amount borrowed under the term loan facility was $200 million. The loans under the Senior Credit Facility bear interest at a rate equal to, at the Company's option, (i) the Alternate

Base Rate (as defined hereafter) for the respective interest period plus the Applicable Margin (as defined hereafter) ("ABR Loans") or (ii) the Eurodollar Rate (as defined hereafter) as determined by Chemical for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). "Applicable Margin" means a percentage per annum ranging (a) in the case of ABR Loans, from 1.50% to 0.50%, and (b) in the case of Eurodollar Loans, from 2.50% to 1.50%, in each case based upon Coram's ability to maintain certain financial ratios determined as provided in the Senior Credit Facility. "Alternate Base Rate" means with respect to an interest period, an interest rate per annum equal to the highest of (1) the rate of interest publicly announced by Chemical as its prime rate in effect at its principal office in New York City, (2) the secondary market rate for three month certificates of deposit (adjusted for reserves and assessments) plus 1% and (3) the federal funds rate in effect from time to time plus 0.5%. "Eurodollar Rate" means, with respect to an interest period, an interest rate per annum equal to the product of (a) the LIBO rate in effect for such interest period and (b) Statutory Reserves (as defined in the Senior Credit Facility). The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and contains standard financial covenants and conditions limiting the Company's ability to engage in certain activities. The proceeds of the loans under the Senior Credit Facility were used to repay amounts outstanding under the Former Credit Facility, to fund a portion of the cash purchase price for the Caremark Business and to pay certain expenses in connection therewith.

     Interest on the $75 million Junior Convertible Subordinated PIK Note is payable semi-annually at the rate of 7% per annum. The Junior Convertible Subordinated PIK Note will mature on the earlier to occur of October 1, 2005 or an event of default. Prior to the second anniversary of the initial date of issuance, interest is payable in cash or in additional Junior Convertible Subordinated PIK Notes, at the election of the Company. Thereafter, interest will be payable in cash, subject to the satisfaction of certain financial tests set forth in the Senior Credit Facility. The Junior Convertible Subordinated PIK Note may not be prepaid or redeemed for three years following the initial issuance date without the written consent of the holder thereof. Thereafter, the Junior Convertible Subordinated PIK Note is, at the option of Coram, redeemable, in whole or in part, subject to normal redemption terms and conditions, and subject to restrictions on optional redemption contained in the Senior Credit Facility. The Junior Convertible Subordinated PIK Note will be convertible at the Company's option at any time subsequent to one year following the date of issuance, in whole or in part, into such number of shares of the Company Common Stock determined by dividing the aggregate principal amount by the conversion price in effect at the time of such conversion. The conversion price of the Junior Convertible Subordinated PIK Note is $27 per share, subject to adjustment. The Company is required to file, and to use its best efforts to cause to become effective on or before the first anniversary of the initial date of issuance of the Junior Convertible Subordinated PIK Note, a registration statement covering the shares of the Company Common Stock issuable upon conversion thereof. the Company is required to maintain the effectiveness of such registration statement for a three-year period following the original effective date of the registration statement. In the event that there is a change in control (as defined) of Coram, the holder of the Junior Convertible Subordinated PIK Note may require the Company to repurchase such note at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

     Interest on the $25 million Junior Non-Convertible Subordinated PIK Note is payable semi-annually at the rate of 12% per annum. The Junior Non-Convertible Subordinated PIK Note will mature on the earlier to occur of September 30, 2005 or an event of default. Prior to the second anniversary of the initial date of issuance, interest will be payable in cash or in additional Junior Non-Convertible Subordinated PIK Notes, at the election of the Company. Thereafter, interest will be payable in cash, subject to satisfaction of certain financial tests set forth in the Senior Credit Facility. The Junior Non-Convertible Subordinated PIK Note may be prepaid or redeemed, in whole or in part, at any time at Coram's option, without penalty or premium, and subject to restrictions on optional redemption contained in the Senior Credit Facility. In the event that there is a change in control of the Company, the holder of the Junior Non-Convertible Subordinated PIK Note may require the Company to repurchase such note at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

     The Bridge Note was issued on April 6, 1995 to an affiliate of DLJ Bridge, Inc., pursuant to a securities purchase agreement, as an unsecured obligation of the Company, in a principal amount of $150 million. The Bridge Note initially bears interest at an annual rate equal to the sum of (i) the rate of interest publicly announced by The Bank of New York from time to time as its prime rate plus (ii) 3.00% plus (iii) an additional percentage amount, equal to 1.00% from and including October 5, 1995 and increasing by an additional 0.50% from and including each quarterly anniversary of such date for as long as the Bridge Note remain outstanding. Such interest will be payable quarterly in arrears on the 30th day of March, June, September and December commencing on June 30, 1995. The principal amount of the Bridge Note, together with any accrued and unpaid interest thereon, will initially be due and payable in full on April 5, 1996. Commencing on the six month anniversary of issuance, the Bridge Note will also bear a duration fee, payable in arrears on October 5, 1995 and on the 5th day of each January, April and July 1996, of 0.25% of the average aggregate principal amount of the Bridge Note outstanding during the three-month period (or, in the case of the payment due in October 1995, the six-month period) then ended. Coram may, at its option, redeem (and does intend to redeem as soon as reasonably practicable) the Bridge Note, upon ten days' notice to the holder of the Bridge Note. The redemption price therefor will be 100% of the principal amount of the Bridge Note plus accrued and unpaid interest thereon; provided that the funds for such redemption are raised in a transaction in which Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") or any of its affiliates has acted as exclusive agent or sole underwriter. The agreement pursuant to which the Bridge Note was issued contains customary covenants and events of default.

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has entered into a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a proposed settlement of class action shareholder litigation which was initiated against T(2) in 1992. The settlement provides for the Company to pay the shareholder class $25 million in cash (of which approximately $7.8 million will be contributed by the Company's insurance carrier), and to issue warrants to acquire an aggregate of 2.52 million shares of the Company Common Stock at an exercise price of $20.25, subject to adjustment. The Stipulation was approved by the court, on May 5, 1995; however, it is subject to certain other contingencies, and there can be no assurance that the settlement will be consummated. If the settlement is not consummated and the shareholder claims continue to be pressed, the resulting distraction of management, the costs of defending such claims and the payment of any settlement or damage award could have a material adverse effect on the Company's results of operations and financial position.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Reports on Form 8-K

April 6, 1995     Reported Item 2
May 2, 1995       Reported Item 5

     (B)

EXHIBIT NO.                                      DESCRIPTION
- - - - -----------                                      -----------
     11      -- Statement regarding Computation of Per Share Earnings *
     27      -- Financial Data Schedules *

- - - - ---------------

* Filed herewith

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

                                            CORAM HEALTHCARE CORPORATION

                                            By: /s/  JAMES M. SWEENEY
                                                -------------------------
                                                      James M. Sweeney
                                                     Chairman and Chief
                                                     Executive Officer
                                                 (Duly Authorized Officer)

                                            By: /s/  SAM R. LENO
                                                -------------------------
                                                        Sam R. Leno
                                                  Chief Financial Officer

May 15, 1995

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                  DESCRIPTION                                    PAGE
  -------                                 -----------                                -------------
   11      -- Statement regarding Computation of Per Share Earnings
   27      -- Financial Data Schedule