Form 10-K/A
period 1994-12-31
CORAM HEALTHCARE CORP
filed 1995-05-26
CIK 924174

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  __________

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES (x) NO ( )

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

    BASED ON THE CLOSING PRICE ON MARCH 20, 1995, THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES OR THE REGISTRANT WAS $1,007.8 MILLION.

    THE NUMBER OF COMMON SHARES OUTSTANDING OF THE REGISTRANT WAS 39,465,677 AS OF MARCH 20, 1995. DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                 The undersigned registrant hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the year ended December 31, 1994, as amended by Amendment No. 1, dated as of May 1, 1995.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 The following table sets forth as of April 27, 1995, the number of owners of Coram's outstanding Common Stock, beneficially owned by (i) each person known to Coram to be the owner of more than 5% of any such class,
(ii) each of Coram's directors, (iii) each of the Named Executive Officers and
(iv) all directors and executive officers of Coram as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to Coram. Unless otherwise indicated, the address of each person named below is 1125 Seventeenth Street, Suite 1500, Denver, Colorado 80202.

NAME AND ADDRESS OF                                        NUMBER OF SHARES                     PERCENTAGE OF SHARES OF
BENEFICIAL OWNER                                         OF COMMON STOCK (1)                  COMMON STOCK OUTSTANDING (1)
- - ----------------                                         -------------------                  ----------------------------
James M. Sweeney (2)  . . . . . . . . . . . . . . . . . .       3,000,000                               7.0%
Patrick J. Fortune (3)  . . . . . . . . . . . . . . . . .         350,000                                 *
Olav B. Bergheim (4)  . . . . . . . . . . . . . . . . . .             -0-                                --
Sam R. Leno (5) . . . . . . . . . . . . . . . . . . . . .         113,640                                 *
Tommy H. Carter (6) . . . . . . . . . . . . . . . . . . .          77,587                                 *
Richard A. Fink (7) . . . . . . . . . . . . . . . . . . .          75,000                                 *
Stephen G. Pagliuca (8) . . . . . . . . . . . . . . . . .          75,000                                 *
L. Peter Smith (9)  . . . . . . . . . . . . . . . . . . .         135,081                                 *
Dr. Gail R. Wilensky (10) . . . . . . . . . . . . . . . .          75,000                                 *
All Executive Officers and Directors as a group
  (9 persons) (11)  . . . . . . . . . . . . . . . . . . .       3,901,308                               9.0%
Tiger Management Corporation (12) . . . . . . . . . . . .       3,672,596                               9.3%

- - -----------
*        Less than 1%

(1) Shares of Coram Common Stock subject to options or warrants which are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, Coram understands that the persons named in the table above have sole voting and investment power with respect to all shares of Coram Common Stock shown as beneficially owned by them. No percent of class is shown for holdings of less than 1%. Percentage computations are based on 39,682,277 shares of Coram Common Stock outstanding as of April 27, 1995.

(2) Includes 3,000,000 shares subject to an option granted to Mr. Sweeney on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with Coram over the next thirty-six
         (36) months thereafter.

(3) Includes 350,000 shares subject to an option granted to Mr. Fortune on August 1, 1994 (the "August Option Grant"), which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon August 1, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with Coram over the next thirty-six (36) months thereafter. Does not include 50,000 shares subject to an option granted to Mr. Fortune on February 1, 1995, which options will vest as to 25% of the option shares upon February 1, 1996, and will vest as to the balance in the same manner as the August Option Grant.

(4) Does not include 300,000 shares subject to an option granted to Mr. Bergheim on March 8, 1995, which option will vest as to 25% of the option shares on March 8, 1996, and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with Coram over the next thirty-six (36) months hereafter.

(5) Includes 113,640 shares subject to an option for 150,000 shares granted to Mr. Leno on July 28, 1994, which option is immediately exercisable for such 113,640 option shares, but any option shares purchased thereunder will be unvested and subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. Does not include the remaining 36,360 shares subject to Mr. Leno's July 28, 1994 option, which shares become exercisable in a series of installments as the option shares vest, with the first such installment to vest on July 7, 1995. Mr. Leno will vest as to 25% of the total option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of service with Coram over the next thirty-six (36) months thereafter.

(6) Does not include 94,500 shares subject to an option granted to Mr. Carter on July 28, 1994, which option will vest in three equal and successive annual installments over Mr. Carter's continued period of service with Coram measured from July 28, 1994 and which was granted to Mr. Carter in cancellation of his existing contractual right to receive an option grant for 150,000 shares of T2) Common Stock in September 1994.

(7) Includes 75,000 shares subject to an option granted to Mr. Fink on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of services prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of Board service with Coram over the next thirty-six
         (36) months thereafter.

(8) Includes 75,000 shares subject to an option granted to Mr. Pagliuca on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of Board service with Coram over the next thirty-six
         (36) months thereafter.

(9) Includes 75,000 shares subject to an option granted to Mr. Smith on July 28, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon July 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon his completion of each additional month of Board service with Coram over the next thirty-six
         (36) months thereafter.

(10) Includes 75,000 shares subject to an option granted to Dr. Wilensky on November 7, 1994, which option is immediately exercisable, but any option shares purchased thereunder will be unvested and subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee will vest as to 25% of the option shares upon November 7, 1995 and will vest as to the balance of the option shares in a series of successive equal monthly installments upon her completion of each additional month of Board service with Coram over the next thirty-six (36) months thereafter.

(11) Includes an aggregate of 3,800,000 shares subject to options that have been granted to Messrs. Sweeney, Fortune, Bergheim, Leno, and all non-employee directors of Coram following consummation of the Merger, which options have the terms and conditions described in footnotes
         (2)-(10).

(12) Includes an aggregate of 3,672,596 shares of Coram Common Stock which may be deemed to be beneficially owned by Tiger Management Corporation, a Delaware Corporation ("TMC"), Panther Partners L.P., a Delaware limited partnership ("Panther"), Panther Management Company L.P., a Delaware limited partnership ("PMCLP"), and Julian H. Robertson, Jr.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CORAM HEALTHCARE CORPORATION


                                             By:   /s/ Sam R. Leno
                                                   -----------------------------
                                                   Sam R. Leno
                                                   Vice President, Secretary and
                                                   Chief Financial Officer