Form 10-Q
period 1995-06-30
CORAM HEALTHCARE CORP
filed 1995-08-14
CIK 924174

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

                             --------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                             --------------------

                  DELAWARE                                 33-0615337
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

           1125 SEVENTEENTH STREET
                 SUITE 1500
                 DENVER, CO                                  80202
   (Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (303) 292-4973

                             --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 10, 1995 was 39,876,898.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (IN THOUSANDS, INCLUDING SHARES)

                                     ASSETS

                                                                                June 30,        December 31,
                                                                                  1995              1994
                                                                               ----------       ------------
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        $ 21,649          $ 13,588
   Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,171             6,458
   Investment in available-for-sale securities . . . . . . . . . . . . .          12,859            16,546
   Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . .         208,114           109,087
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,691            11,864
   Prepaid taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,413            11,510
   Deferred income taxes, net  . . . . . . . . . . . . . . . . . . . . .          32,538            31,893
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .          10,820             7,251
                                                                                --------          --------
       Total current assets  . . . . . . . . . . . . . . . . . . . . . .         318,255           208,197
 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .          43,469            25,902
 Joint ventures and other assets . . . . . . . . . . . . . . . . . . . .          57,105             8,546
 Deferred income taxes non-current . . . . . . . . . . . . . . . . . . .             556               556
 Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         543,478           333,238
                                                                                --------          --------
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $962,863          $576,439
                                                                                ========          ========

                      LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 62,634         $ 27,098
   Current maturities of long-term debt  . . . . . . . . . . . . . . . . .         45,157            5,911
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          5,818            5,788
   Liabilities for securities sold under agreement to repurchase . . . . .          5,775            7,430
   Reserve for litigation  . . . . . . . . . . . . . . . . . . . . . . . .          6,815           22,720
   Accrued merger and restructuring  . . . . . . . . . . . . . . . . . . .         56,559           43,594
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .         47,221           11,845
                                                                                  -------          -------
        Total current liabilities before debt under negotiation  . . . . .        229,979          124,386
        Debt under negotiation . . . . . . . . . . . . . . . . . . . . . .        449,792               --
                                                                                  -------        ---------
        Total current liabilities including debt under negotiation . . . .        679,771          124,386
 Revolving lines-of-credit . . . . . . . . . . . . . . . . . . . . . . . .             --          108,099
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           11,627
 Minority interest in consolidated joint ventures  . . . . . . . . . . . .          4,604            6,599
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,620            1,945
 Deferred income taxes non-current . . . . . . . . . . . . . . . . . . . .          1,521            1,522
 Stockholders' equity:
   Common stock par value $.001, authorized 75,000 shares, issued
   39,852 in 1995 and 38,964 in 1994 . . . . . . . . . . . . . . . . . . .             40               39
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .        355,070          341,328
   Unrealized loss on available-for-sale securities  . . . . . . . . . . .           (180)            (279)
   Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .        (80,583)         (18,827)
                                                                                 --------         --------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .        274,347          322,261
                                                                                 --------         --------
 Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .       $962,863         $576,439
                                                                                 ========         ========

        See accompanying notes to the consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                --------------------------
                                                                                   1995            1994
                                                                                ---------        ---------
 Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $179,351         $113,647
 Cost of service . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        137,840           77,291
                                                                                ---------        ---------
 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,511           36,356
 Operating expenses:
   Selling, general and administrative expenses  . . . . . . . . . . . . .         41,312           18,993
   Provision for estimated uncollectible accounts  . . . . . . . . . . . .         16,049            5,977
   Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . .          4,767            2,142
   Provision for T2 litigation settlements . . . . . . . . . . . . . . . .             --           17,200
   Restructuring costs . . . . . . . . . . . . . . . . . . . . . . . . . .         25,501                --
                                                                                ---------        ---------
      Total operating expenses . . . . . . . . . . . . . . . . . . . . . .         87,629           44,312
                                                                                ---------        ---------
 Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,118)          (7,956)
 Other income (expense):
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .            527              828
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,953)          (1,474)
   Equity in net income of unconsolidated joint ventures . . . . . . . . .            551              241
   Gain (loss) on sales of property and equipment  . . . . . . . . . . . .              6              (67)
   Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (193)             281
                                                                                ---------        ---------
 Loss before income taxes, minority interest and extraordinary items . . .        (59,180)          (8,147)
 Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . .             --           (2,284)
 Minority interest in net income of consolidated joint ventures  . . . . .         (3,771)          (3,137)
                                                                                ---------        ---------
 Loss before extraordinary item  . . . . . . . . . . . . . . . . . . . . .        (62,951)          (9,000)
 Extraordinary loss - early extinguishment of debt (net of
   zero income tax benefit)  . . . . . . . . . . . . . . . . . . . . . . .         (3,396)               --
                                                                                ---------        ---------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (66,347)       $  (9,000)
                                                                                =========        =========
 Net loss per share:
     Loss before extraordinary item  . . . . . . . . . . . . . . . . . . .         $(1.59)         $ (0.23)
     Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . .          (0.08)              --
                                                                                ---------        ---------
     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (1.67)       $   (0.23)
                                                                                =========        =========
 Weighted average common shares outstanding  . . . . . . . . . . . . . . .         39,685           38,497
                                                                                =========        =========


        See accompanying notes to the consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -----------------------
                                                                                      1995           1994
                                                                                    --------       --------
 Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $284,129       $226,712
 Cost of service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     213,448        154,306
                                                                                    --------       --------
   Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      70,681         72,406
 Operating expenses:
   Selling, general and administrative expenses  . . . . . . . . . . . . . . . .      59,197         38,577
   Provision for estimated uncollectible accounts  . . . . . . . . . . . . . . .      20,061         10,709
   Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . .       7,557          4,277
   Provision for T2 litigation settlements . . . . . . . . . . . . . . . . . . .          --         17,200
   Restructuring costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,370             --
                                                                                    --------       --------
        Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . .     108,185         70,763
                                                                                    --------       --------
 Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (37,504)         1,643
 Other income (expense):
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         929          1,543
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (17,389)        (2,642)
   Equity in net income of unconsolidated joint ventures . . . . . . . . . . . .         837            484
   Gain (loss) on sales of property and equipment  . . . . . . . . . . . . . . .          68           (173)
   Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (203)           295
                                                                                    --------       --------
 Income (loss) before income taxes, minority interest and extraordinary items  .     (53,262)         1,150
 Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . . . . .      (1,105)         1,411
 Minority interest in net income of consolidated joint ventures  . . . . . . . .      (6,203)        (5,528)
                                                                                    --------       --------
 Loss before extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .     (58,360)        (5,789)
 Extraordinary loss - early extinguishment of debt (net of zero
   income tax benefit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,396)            --
                                                                                    --------       --------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(61,756)      $ (5,789)
                                                                                    ========       ========
 Net loss per share:
    Loss before extraordinary item . . . . . . . . . . . . . . . . . . . . . . .    $  (1.45)      $  (0.15)
                                                                                    --------
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (0.08)            --
                                                                                    --------       --------
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (1.53)      $  (0.15)
                                                                                    ========       ========

 Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .      40,274         38,549
                                                                                    ========       ========




        See accompanying notes to the consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ----------------------
                                                                                      1995          1994
                                                                                    --------      --------
 Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(61,756)     $ (5,789)
 Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Provision for estimated uncollectible accounts  . . . . . . . . . . . . . . .      20,061        10,709
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      16,657        10,407
   Merger and restructuring benefit  . . . . . . . . . . . . . . . . . . . . . .      (4,131)           --
   Deferred income taxes, net  . . . . . . . . . . . . . . . . . . . . . . . . .        (616)           --
   Minority interest in net income of consolidated joint ventures, net . . . . .      (4,108)        5,528
   (Gain) loss on sales of property and equipment, net . . . . . . . . . . . . .         451           120
   Gain on sales of equity in joint ventures . . . . . . . . . . . . . . . . . .          --          (161)
   Equity in net income of unconsolidated joint ventures, net  . . . . . . . . .         554          (503)
   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (71)         (557)
   Change in assets and liabilities, net of acquisitions and dispositions:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (15,558)      (16,392)
     Prepaid expenses, inventories and other assets  . . . . . . . . . . . . . .     (10,451)       (1,712)
     Current and other liabilities and reserve for litigation  . . . . . . . . .      16,002        (1,440)
     Accrued merger and restructuring  . . . . . . . . . . . . . . . . . . . . .      11,671            --
                                                                                    --------      --------
         Net cash provided (used) by operating activities  . . . . . . . . . . .     (31,295)          210
                                                                                    --------      --------
 Cash flows from investing activities:
   Proceeds from sale and maturities of available-for-sale securities  . . . . .       3,786         7,016
   Proceeds from sales of property and equipment . . . . . . . . . . . . . . . .       1,086           418
   Proceeds from sales of joint ventures . . . . . . . . . . . . . . . . . . . .         100           500
   Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .      (2,611)       (4,784)
   Payments for acquisition of businesses, net of cash acquired  . . . . . . . .    (239,461)       (4,966)
   Proceeds from sales of businesses . . . . . . . . . . . . . . . . . . . . . .         679            --
   Capital contributions to unconsolidated joint ventures  . . . . . . . . . . .        (906)       (1,654)
   Distribution of earnings from unconsolidated joint ventures . . . . . . . . .          --           515
   Distributions to minority interest in consolidated joint ventures . . . . . .          --        (5,741)
                                                                                    --------      --------
          Net cash used by investing activities  . . . . . . . . . . . . . . . .    (237,327)       (8,696)
                                                                                    --------      --------
 Cash flows from financing activities:                                                    --
   Sales of common stock, net of repurchases and issuance costs  . . . . . . . .                     1,154
   Borrowings (repayments) of lines of credit, net . . . . . . . . . . . . . . .    (108,120)           --
   Securities sold under agreements to repurchase, net . . . . . . . . . . . . .      (1,655)           --
   Debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     557,000        15,216
   Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (179,688)      (10,523)
   Proceeds from long-term receivable  . . . . . . . . . . . . . . . . . . . . .         715            --
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        (2,059)
   Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .       7,663         4,552
   Exercise of stock warrants  . . . . . . . . . . . . . . . . . . . . . . . . .         768            --
                                                                                    --------      --------
          Net cash provided by financing activities  . . . . . . . . . . . . . .     276,683         8,340
                                                                                    --------      --------
 Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . .       8,061          (146)
 Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .      13,588        17,948
                                                                                    --------      --------
 Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 21,649      $ 17,802
                                                                                    ========      ========

 Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  9,219      $  2,775
                                                                                    ========      ========
     Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (1,722)     $ 14,663
                                                                                    ========      ========
 Supplemental schedule of non-cash investing and financing activities:
   Issuance of note in connection with acquisition . . . . . . . . . . . . . . .    $100,000            --
                                                                                    ========      ========
   Issuance of Common Stock for Earn-Outs  . . . . . . . . . . . . . . . . . . .    $  4,340            --
                                                                                    ========      ========

   Issuance of Common Stock for Convertible Debentures . . . . . . . . . . . . .    $    382            --
                                                                                    ========      ========



        See accompanying notes to the consolidated financial statements.

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by Coram Healthcare Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than those relating to the acquisition of the Caremark Business (as defined below), consolidation, restructuring, termination of the proposed merger with Lincare Holdings Inc. ("Lincare"), litigation settlements and reclassification of certain long-term indebtedness are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. Certain 1994 Financial Statement amounts have been reclassified to conform with the June 30, 1995 presentation.

         Joint Ventures and Other Assets - Joint ventures and other assets increased primarily due to the allocation of the fair value of the Caremark Business purchase price to other identifiable intangible assets.

         Goodwill -- Effective April 1, 1995 the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, the carrying value of goodwill is reviewed at least quarterly and more frequently if the facts and circumstances suggest that it may be impaired. If such review indicated that goodwill will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization period, the carrying value of goodwill will be reduced to the estimated fair market value. Currently the Company is implementing the Coram and Caremark Consolidation Plans (as defined below) and believes cash flow from operations will be sufficient to recover the carrying value of this goodwill. However, if sufficient cash flow from operations is not achieved, the Company may be required to write down such goodwill. Any such write down could have a material adverse effect upon the Company's financial position and results of operations. Reference is made to the discussion under "Liquidity and Capital Resources" set forth herein.

         Per Share Data -- Per share data have been computed by dividing net income or loss by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average calculation also includes common shares issuable. Common stock equivalents include dilutive stock options and warrants. Fully diluted per share amounts are not presented in the financial statements because the assumed conversions of convertible debt and any additional incremental shares would be either antidilutive or cause de minimis dilution.

         Business Activity

         The operations of the Company commenced on July 8, 1994, as a result of a merger (the "Four-Way Merger") of T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities"). Each of those companies became and is now a wholly-owned subsidiary of the Company. The outstanding shares of the Merged Entities were converted, at varying exchange rates, into shares of the Company s common stock, resulting in the issuance of
38.6 million shares of Coram common stock. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information was restated to include the accounts of the Merged Entities for all periods presented.

         The results of operations previously reported by the Merged Entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                                      SIX MONTHS ENDED
                                                                                       JUNE 30, 1994
                                                                                      ----------------
 Net Revenue:
   T2  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $115,770
   Curaflex  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              48,989
   Medisys . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27,438
   HealthInfusion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              34,515
                                                                                          --------
     Combined  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $226,712
                                                                                          ========

 Net Income (Loss):
   T2  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ (3,387)
   Curaflex  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (4,400)
   Medisys . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 599
   HealthInfusion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,703
   Coram Holding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (304)
                                                                                          --------
     Combined  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ (5,789)
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

         Caremark Acquisition -- Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and certain related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark") a California corporation and wholly-owned subsidiary of Caremark International, Inc. for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes") consisting of a $75 million 7% Junior Convertible Subordinated PIK Note (the "Junior Convertible Subordinated PIK Note") and a $25 million 12% Junior Non-Convertible Subordinated PIK Note (the "Junior Non-Convertible Subordinated PIK Note"), plus assumption of specified liabilities of the Caremark Business. The Company also incurred $6 million of acquisition costs. The acquisition was accounted for by the purchase method of accounting and the results of the Caremark Business have been included in the accompanying condensed consolidated financial statements since the date of acquisition. In connection with the purchase, the Company has preliminarily determined that the fair values of acquired identifiable intangible and tangible assets approximate $178.9 million and assumed liabilities approximate $57.4 million.

         The Company is currently obtaining necessary information to allocate the purchase price to the fair values of the acquired net assets. Accordingly, the acquired net assets are included in the Company's condensed consolidated balance sheet as of June 30, 1995 using preliminary estimates of the fair values that are subject to adjustment as additional information becomes available. The accompanying condensed consolidated balance sheet as of June 30, 1995 reflects a $30 million reduction in the carrying value of certain acquired accounts receivable, through an increase in the allowance for doubtful accounts, with a corresponding increase in goodwill. The Company has not yet completed its assessment of the fair value of the acquired accounts receivable as well as other acquired net assets and further material adjustments to the preliminary purchase price allocation are possible. Based on its preliminary purchase price allocation and after allocation of fair value to other identifiable intangible assets, the Company has recognized goodwill of $193.5 million, resulting from the acquisition of the Caremark Business, which is being amortized over 30 years.

         In addition, the Company's management has formulated and begun to implement plans to combine the Caremark Business with the Company's business. Estimated incremental and non-revenue generating costs resulting from the termination or relocation of former Caremark Business employees and from reductions of operations at or elimination of the Caremark Business locations have been recognized as liabilities assumed in the acquisition of the Caremark Business and accounted for as additional costs of the acquisition of the Caremark Business. Similar types of costs related to former Company employees and facilities have been accrued and expensed as restructuring charges in the Company's statement of operations as required by applicable accounting standards (see "Merger and Restructuring" below). The Company's new management group expects to focus on increasing revenues and cash collections and decreasing operating costs. Resulting changes to preliminary estimates, if any, will also be recognized as liabilities assumed in the acquisition of the Caremark Business and as a part of the acquisition costs of the Caremark Business.

         Additionally, effective March 1, 1994, Caremark acquired the assets and assumed certain liabilities of Critical Care of America, Inc. ("CCA"), which transaction was accounted for using the purchase method of accounting. The following table presents unaudited, pro forma information as if the Company's acquisitions of the Caremark Business including CCA had occurred on January 1, 1994. The unaudited, pro forma information is provided for comparative purposes only and is not necessarily indicative of the results that would have been obtained had the acquisitions of the Caremark Business and CCA occurred on the date indicated or that may be achieved in the future.

                                                                                SIX MONTHS ENDED JUNE 30,

                                                                                 1995                1994
                                                                              ----------           ---------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                  $  380,387           $ 476,176
                                                                              ==========           =========
 Loss before extraordinary item  . . . . . . . . . . . . . .                  $  (69,483)          $ (26,322)
                                                                              ==========           =========
 Loss before extraordinary item per common share . . . . . .                  $    (1.76)          $   (0.69)
                                                                              ==========           =========
 Common shares used in computation . . . . . . . . . . . . .                      39,457              38,372
                                                                              ==========           =========


         The above amounts reflect adjustments for interest charges on the debt incurred as part of the acquisitions, amortization of goodwill and depreciation expense related to fixed assets. These amounts have not been reduced by any potential cost savings from operating synergies.

         Other Acquisitions -- The Company has continued to make acquisitions, primarily of certain physician practices of the Merged Entities. During the six months ended June 30, 1995, the Company completed eight such acquisitions totaling $21.7 million, which were accounted for as purchases and during the year ended December 31, 1994, the Company and the Merged Entities completed 55 such acquisitions totaling $22.8 million which were accounted for as purchases. Individually and in the aggregate, the results of operations of these businesses for periods prior to their acquisition were not material to the Company's consolidated results of operations for these periods.

         Certain of the Company's historical purchase agreements previously entered into by the Merged Entities provided for additional contingent consideration. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. The Company may be required to pay under such contingent obligations approximately $10.0 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $8.1 million of contingent obligations may be paid in cash. If these contingent payments are paid, they will be recorded as additional costs in excess of fair value in the period in which the payment becomes probable.

         Merger and Restructuring -- During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduce personnel, and eliminate or discontinue investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company s home infusion branch facilities and the consolidation of corporate administrative operations into one location. It also provided for a corresponding reduction of approximately 470 full-time equivalent field employees and 160 full-time equivalent corporate employees. Upon the completion of the HMSS acquisition, the Company extended the Coram Consolidation Plan to include the consolidation of HMSS operations. Accordingly, the Company recorded estimated restructuring costs of $3.2 million related to the HMSS transaction. The estimated cost associated with each component of the Coram Consolidation Plan, recorded in the third quarter of 1994, including the writedown of existing assets to their estimated net realizable value, were as follows (in thousands):

                                                          CASH              NON-CASH
                                                      EXPENDITURES           CHARGES              TOTAL
                                                      ------------           -------              -----
 Merger Costs  . . . . . . . . . . . . . . . . .         $27,900             $   600             $28,500
                                                         =======             =======             =======
 Personnel Reduction Costs . . . . . . . . . . .         $26,200             $   600             $26,800

 Facility Reduction Costs  . . . . . . . . . . .          15,600              16,300              31,900

 Discontinuance Costs  . . . . . . . . . . . . .           4,200              32,600              36,800
                                                         -------             -------             -------
 Restructuring Costs . . . . . . . . . . . . . .         $46,000             $49,500             $95,500
                                                         =======             =======             =======


         The Company believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues.

         The Company has continued to evaluate the remaining accruals and the estimated costs to complete the Coram Consolidation Plan. As a result of this evaluation the Company recorded an additional charge (benefit) to restructuring as a change in estimate in the first quarter of 1995. The change in estimate was the result of the sale of its 51% ownership interest in Pediatric Partners, Inc., doing business as Kids Medical Club ("Kids Medical"). The Company had estimated that the sale of Kids Medical would result in a $2.7 million loss because Kids Medical had historically sustained losses and made an insignificant contribution to the Company s revenue. The unanticipated gain resulted from (i) positive margins experienced by Kids Medical in the period from the date of the estimate through the date of the sale of Kids Medical and
(ii) the purchase of Kids Medical by a synergistic buyer, Pediatric Services of America, Inc. The sale of Kids Medical resulted in a $1.4 million gain; therefore, $4.1 million was recorded as a restructuring benefit in the first quarter of 1995.

         Through June 30, 1995, the Company had completed a significant portion of the branch consolidation process contemplated by the Coram Consolidation Plan, including the closure of 122 branch facilities, the downsizing of 36 branch facilities, the consolidation of the corporate functions previously conducted in five corporate facilities, and a reduction of approximately 700 full-time equivalent employees. The Company has made total payments and total asset disposals through June 30, 1995, as follows (in thousands):


                                                       CASH         NON-CASH     CHANGE IN
                                                   EXPENDITURES      CHARGES      ESTIMATE         TOTAL
                                                   ------------      -------      --------         -----
 Merger Costs  . . . . . . . . . . . . . . . .        $25,100        $   600      $     --        $25,700
                                                      =======        =======      ========        =======

 Personnel Reduction Costs . . . . . . . . . .        $16,000        $   600      $     --        $16,600


 Facility Reduction Costs  . . . . . . . . . .          6,400         16,300            --         22,700
 Discontinuance Costs  . . . . . . . . . . . .            100         32,600       (3,000)         29,700
                                                      -------        -------      --------        -------

 Restructuring Costs . . . . . . . . . . . . .        $22,500        $49,500      $ (3,000)        $69,000
                                                      =======        =======      ========        =======

         In connection with the Coram Consolidation Plan and as a result of the Company's decision to implement standardized policies for recognition of contractual and other allowances, de-emphasize certain businesses and provide for the potential disruptions expected during the merger and post-merger transition process, the Company recorded a special charge of $17.3 million in September 1994, for anticipated uncollectible accounts and other receivables. In establishing this reserve, the Company evaluated the aging of trade receivables since the merger process began and evaluated the impact of ending relationships with certain centers.

         During May 1995, the Company initiated a second restructuring plan ( the "Caremark Consolidation Plan"). The estimated costs associated with each component of the Caremark Consolidation Plan, recorded in the second quarter of 1995, including the writedown of existing assets to their net realizable value, were as follows (in thousands):

                                                               CASH             NON-CASH
                                                           EXPENDITURES          CHARGES           TOTAL
                                                           ------------          -------           -----
 Personnel Reduction Costs . . . . . . . . . . . .             $12,400          $    --           $12,400
 Facility Reduction Costs  . . . . . . . . . . . .               6,800            6,600            13,400
                                                               -------          -------           -------

 Restructuring Costs . . . . . . . . . . . . . . .             $19,200          $ 6,600           $25,800
                                                               =======          =======           =======


         The restructuring costs exclude the personnel reduction costs of former Caremark employees in the amount of $2.7 million, the facility lease buyout and closure expense of former Caremark facilities in the amount of $1.1 million and vendor contract cancellation charges of former Caremark vendors in the amount of $3.9 million. These costs, totaling approximately $7.7 million were accounted for as a change in the purchase price of the Caremark Business.

         The Caremark Consolidation Plan provided for the elimination of approximately 55 and the downsizing of approximately ten of the Company s home infusion facilities and the consolidation of corporate functions. It also provided for a corresponding reduction of approximately 330 full-time equivalent field employees and 100 full-time equivalent corporate employees. The Company anticipates that the Caremark Consolidation Plan will be substantially completed by September 30, 1995.

         The Company has made total payments and total asset disposals through June 30, 1995, as follows (in thousands):

                                                                CASH           NON-CASH
                                                            EXPENDITURES       CHARGES            TOTAL
                                                            ------------       -------            -----
 Personnel Reduction Costs . . . . . . . . . . . . . .        $   --            $   --             $   --

 Facility Reduction Costs  . . . . . . . . . . . . . .            --             6,600              6,600
                                                              ------            ------             ------
 Restructuring Costs . . . . . . . . . . . . . . . . .        $   --            $6,600             $6,600
                                                              ======            ======             ======

         Although subject to future adjustment, the Company believes it had adequate reserves as of June 30, 1995 to complete the Coram Consolidation Plan and Caremark Consolidation Plan.

2.  LINES OF CREDIT AND LONG-TERM DEBT

         Debt under negotiation, lines of credit and long-term debt were as follows (in thousands):

                                                               DEBT CURRENTLY UNDER     LINES OF CREDIT AND
                                                                   NEGOTIATION           LONG-TERM DEBT AT
                                                                AT JUNE 30, 1995         DECEMBER 31, 1994
                                                                -----------------       --------------------
 Revolving lines of credit . . . . . . . . . . . . . . . .           $30,000                  $108,099

 Term loans  . . . . . . . . . . . . . . . . . . . . . . .           200,000                        --

 Bridge note, due April 5, 1996, plus interest payable
 quarterly at 3% above the prime rate  . . . . . . . . . .           150,000                        --

 Junior convertible subordinated PIK note, due October 1,
 2005, plus interest payable semi-annually at 7%,
 convertible into common stock at the conversion rate of
 $27 . . . . . . . . . . . . . . . . . . . . . . . . . . .            75,000                        --

 Junior non-convertible subordinated PIK note, due
 September 30, 2005, plus interest payable semi-annually
 at 12%  . . . . . . . . . . . . . . . . . . . . . . . . .            25,000                        --

 Subordinated convertible debentures, due June 30, 1996,
 plus interest payable semi-annually at 9%, convertible
 into common stock at the conversion rate of $16.36  . . .             6,818                     7,000

 Other obligations, including capital leases, at interest              8,131                    10,538
 rates ranging from 6% to 16%, collateralized by certain           ---------                  --------
 property and equipment  . . . . . . . . . . . . . . . . .           494,949                   125,637

 Less:
      Current scheduled maturities . . . . . . . . . . . .            45,157                     5,911

      Debt current under negotiation . . . . . . . . . . .          $449,792                        --
                                                                    ========                  --------
      Lines of credit and long-term debt . . . . . . . . .                                    $119,726
                                                                                              ========


         The Company has violated certain minimum financial ratios of the Senior Credit Facility and has obtained a waiver of such violation from its lenders through October 31, 1995. The Company is currently negotiating with banks party to the Senior Credit Facility (as defined below) and the holders of its other outstanding long-term indebtedness in an effort to finalize a satisfactory resolution of its debt. Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is not assured that the borrower will be able to comply with the same covenant, or receive a similar waiver, at measurement dates that are within the next twelve months. The Company is in the process of finalizing a new business plan, and it is engaging in discussions with its creditors and pursuing plans to raise additional capital. As a result, the Company is not able to determine at this time whether its long-term debt should be reclassified. Reclassification of long-term debt as a current liability would result in negative working capital of $361.5 million. Unadjusted for the reclassification of long-term debt, working capital at June 30, 1995 was $88.3 million. Reference is made to the discussion under "Liquidity and Capital Resources" set forth herein.

         On April 6, 1995, the Company entered into a credit facility (the "Senior Credit Facility"). Under the terms of the Senior Credit Facility, the Company has (i) a $200 million term loan facility (the "Term Loan Facility") with a maturity date of April 6, 2000, and (ii) a $100 million revolving credit facility (the "Revolving Credit Facility"), with a maturity date of April 6, 2000, of which up to $20 million is available in the form of letters of credit. As of June 30, 1995, the available borrowing base under the Revolving Credit Facility was $30 million (excluding undrawn letters of credit of $836,000) and the amount borrowed under the Term Loan Facility was $200 million. The Senior Credit Facility is secured by the stock of all of the Company s subsidiaries and contains standard financial covenants and conditions limiting the Company s ability to engage in certain activities. The proceeds of the loans under the Senior Credit Facility were used to repay amounts outstanding under a prior credit facility, to fund a portion of the cash purchase price for the Caremark Business and to pay certain expenses in connection therewith.

         A bridge note (the "Bridge Note") was issued on April 6, 1995, to an affiliate of DLJ Bridge, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), pursuant to a securities purchase agreement, as unsecured obligations of the Company, in a principal amount of $150 million. The Bridge Note initially bears interest at an annual rate equal to the sum of
(i) the rate of interest publicly announced by The Bank of New York from time to time as its prime rate plus (ii) 3.00% plus (iii) an additional percentage amount, equal to 1.00% from and including October 5, 1995 and increasing by an additional 0.50% from and including each quarterly anniversary of such date for as long as the Bridge Note remains outstanding. Such interest will be payable quarterly in arrears on the 30th day of March, June, September and December, commencing on June 30, 1995. The principal amount of the Bridge Note, together with any accrued and unpaid interest thereon, will initially be due and payable in full on April 5, 1996. Commencing on the six-month anniversary of issuance, the Bridge Note will also bear a duration fee, payable in arrears on October 5, 1995, and on the 5th day of each January, April and July, 1996, of 0.25% of the average aggregate principal amount of the Bridge Note outstanding during the three-month period (or, in the case of the payment due in October, 1995, the six-month period) then ended. The agreement pursuant to which the Bridge Note was issued contains customary covenants and events of default. If the Bridge
Note is not repaid in full as of April 6, 1996, rollover notes (the "Rollover Notes") which mature on October 6, 2000 will be issued in an amount equal to the then-outstanding principal amount of the Bridge Note. Additionally, DLJ will have the right to appoint one member of the Company's Board of Directors and a cash payment of three percent of the outstanding principal amount of the Rollover Notes will be due to DLJ. DLJ will also begin to receive warrants to purchase up to 20% of the outstanding shares of Common Stock of the Company at a nominal exercise price in accordance with the following table:


                 0-89 days                                0.50%
                 90-179 days                              1.00%
                 180-269 days                             1.00%
                 270-359 days                             1.50%
                 360-449 days                             2.00%
                 450-539 days                             2.50%
                 540-629 days                             2.50%
                 630-719 days                             3.00%
                 720-809 days                             3.00%
                 810 days and thereafter                  3.00%
                                                         ------
                                                         20.00%
                                                         ======

         Interest on the $75 million Junior Convertible Subordinated PIK Note is payable semi-annually at the rate of 7% per annum. The Junior Convertible Subordinated PIK Note will mature on the earlier to occur of October 1, 2005, or an event of default. Prior to the second anniversary of the initial date of issuance, interest is payable in cash or additional Junior Convertible Subordinated PIK Notes, at the election of the Company. Thereafter, interest will be payable in cash, subject to the satisfaction of certain financial tests set forth in the Senior Credit Facility. The Junior Convertible Subordinated PIK Note may not be prepaid or redeemed prior to three years following the initial issuance date without the written consent of the holder thereof. Thereafter, the Junior Convertible Subordinated PIK Note is, at the option of the Company, redeemable, in whole or in part, subject to normal redemption terms and conditions, and subject to restrictions on optional redemption contained in the Senior Credit Facility. The Junior Convertible Subordinated PIK Note will be convertible, at the holder s option, at any time subsequent to one year following the date of issuance, in whole or in part, into such number of shares of Common Stock determined by dividing the aggregate principal amount by the conversion price in effect at the time of such conversion. The conversion price of the Junior Convertible Subordinated PIK
Note is $27 per share, subject to adjustment. The Company is required to file, and use its best efforts to cause to become effective on or before the first anniversary of the initial date of issuance of the Junior Convertible Subordinated PIK Note, a registration statement covering the shares of the Company's Common Stock issuable upon conversion thereof. The Company is required to maintain the effectiveness of such registration statement for a three year period following the original effective date of the registration statement. In the event that there is a change in control (as defined herein) of the Company, the holder of the Junior Convertible Subordinated PIK Note may require the Company to repurchase such note at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

         Interest on the $25 million Junior Non-Convertible Subordinated PIK
Note is payable semi-annually at the rate of 12% per annum. The Junior Non-Convertible Subordinated PIK Note will mature on the earlier to occur of September 30, 2005 or an event of default. Prior to the second anniversary of the initial date of issuance, interest will be payable in cash or in additional Junior Non-Convertible Subordinated PIK Notes, at the election of the Company. Thereafter, interest will be payable in cash, subject to satisfaction of certain financial tests set forth in the Senior Credit Facility. The Junior Non-Convertible Subordinated PIK Note may be prepaid or redeemed, in whole or in part, at any time at the Company s option, without penalty or premium, and subject to restrictions on optional redemption contained in the Senior Credit Facility. In the event that there is a change in control of the Company, the holder of the Junior Non-Convertible Subordinated PIK Note may require the Company to repurchase such note at a purchase price equal to the principal amount therefore, plus accrued interest thereon.

3.       INCOME TAXES

         The Company recorded an income tax benefit of $1.1 million for the six month period ended June 30, 1995. The resulting effective income tax benefit rate is primarily due to the ability to carry back a portion of the Company's tax deductible loss to the prior year tax returns of the predecessor companies.

4.       LITIGATION

         The Company entered into a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a settlement of class action shareholder litigation which was initiated against T2 in 1992. Pursuant to the settlement the Company paid, during June 1995, the shareholder class $25.7 million in cash (of which approximately $7.8 million was contributed by the Company s insurance carrier) and has issued warrants to the shareholder class to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.125. The Stipulation was approved by the court on May 5, 1995 and a judgment was entered dismissing the litigation with prejudice on May 19, 1995.

         During September 1994, the Company also settled a dispute with the former principals of a company acquired by T2 in 1992 related to the valuation of that acquisition transaction. The dispute was settled with the Company issuing to the former principals warrants to acquire 500,000 shares of the Company's Common Stock at an exercise price of $18, subject to adjustment. The Company is obligated to make a cash payment of up to $4 million to the warrantholders at the end of the five year term of the warrants; provided, however, that the payment will be reduced, dollar-for-dollar, to the extent of the aggregate positive spread in excess of $16.00 per share on any warrant exercised prior to, or exercisable at the end of, the five year term of the warrants.

         The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company s financial position, results of operations or liquidity.

5.       SUBSEQUENT EVENTS

         Lincare Merger -- On April 17, 1995, the Company entered into an agreement to merge (the "Lincare Agreement") with Lincare, a provider of oxygen and other respiratory therapy services to patients in the home. On July 21, 1995, the Company and Lincare announced that they had terminated the plans to merge and had signed a letter of intent to cooperatively offer their integrated services in targeted metropolitan areas. The Company and Lincare executed a letter agreement dated July 21, 1995, under which the parties agreed to allocate fees and expenses incurred in connection with the transaction and to forever release and discharge the other from actions, liabilities and obligations arising out of or related to the transaction. Costs incurred of approximately $3.4 million, representing the Company's expenses in the transaction, were expensed in the quarter ended June 30, 1995.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         General. The operations of Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company") commenced on July 8, 1994 as a result of a merger (the "Four-Way Merger") of T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys" and together with T2, Curaflex and HealthInfusion, Inc. the "Merged Entities"), each of which was a publicly-held national or regional provider of alternate site infusion therapy and related services. Pursuant to the Four-Way Merger, which was accounted for as a pooling of interests, each of those companies became and is now a wholly-owned subsidiary of the Company. On September, 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc. ("HMSS"), a regional provider of alternate site infusion therapies, in a transaction accounted for as a purchase. Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. (the "Caremark Transaction"). The Caremark Transaction was accounted for as a purchase.

         Acquisition of Caremark Business. Effective April 1, 1995, the Company acquired the Caremark Business from Caremark. The purchase price of the transaction consisted of (i) $209 million in cash and (ii) $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "PIK Notes") payable to Caremark. The PIK Notes included a $75 million 7% Convertible Subordinated PIK Note (the "Junior Convertible Subordinated PIK Note") and a $25 million 12% Non-Convertible Subordinated PIK Note (the "Junior Non-Convertible Subordinated PIK Note"). The Company also incurred $6 million of acquisition costs. The Caremark Transaction was structured as an asset purchase. Accordingly, the Company assumed only certain specified liabilities of the Caremark Business, which, in particular, expressly exclude any liabilities associated with the recent government investigation of Caremark.
In connection with the Caremark Transaction, the Company repaid all of its indebtedness under its then existing credit facility. The cash paid by the Company in connection with the Caremark Transaction and the repayment of indebtedness, together with related fees and expenses, were financed through:
(i) borrowings under a Senior Credit Facility (the "Senior Credit Facility"), and (ii) $150 million from the issuance of the Bridge Note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, DLJ Bridge, Inc. ("DLJ").

         Coram Consolidation Plan and Caremark Consolidation Plan. Following the Four-Way Merger, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in personnel and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provides for the elimination of approximately 100 of the Company s home infusion branch facilities and the consolidation of corporate administrative operations into one location, with a corresponding significant reduction of branch and corporate personnel. In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $95.5 million in estimated restructuring costs in the quarter ended September 30, 1994, including charges to assimilate HMSS. Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. The Coram Consolidation Plan is expected to generate annual cost savings of over $70 million. The Company expects these savings will result from reductions in overhead and procurement savings. In the first half of 1995, these savings were partially offset by the costs of integration, relocation, retention and retraining of personnel, estimated to be approximately $5 million. No assurances can be given as to the aggregate cost savings which will be achieved by the Company or the timing thereof.

         During the quarter ended June 30, 1995, the Company initiated a second restructuring plan (the "Caremark Consolidation Plan") following the acquisition of the Caremark Business. The Caremark Consolidation Plan provides for the elimination of approximately 55 branches and the downsizing of approximately ten of the Company's home infusion branch facilities and the consolidation of corporate functions. It also provided for a corresponding reduction of approximately 330 full-time equivalent field employees and 100 full-time equivalent corporate employees. The Caremark Consolidation Plan includes a reorganization of the Caremark reimbursement function from a centralized organization to a decentralized organization. It also includes the conversion of the Company's billing and accounts receivable system to the Caremark system. While the potential for an increase in accounts receivable write-offs exists, management believes that such an exposure can be minimized with the proper management emphasis. In connection with the Caremark Consolidation Plan, the Company recorded charges of $25.8 million in estimated restructuring costs and $7.7 million in purchase price adjustment in the quarter ended June 30, 1995. Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Caremark Consolidation Plan continues. The Company anticipates that the Caremark Consolidation Plan will be substantially implemented by September 30, 1995 and will generate annualized cost savings of approximately $59.0 million. No assurances can be given as to the aggregate cost savings which will be achieved by the Company or the timing thereof.

         Lincare. On April 17, 1995, the Company entered into an agreement to merge (the "Lincare Agreement") with Lincare Holdings Inc. ("Lincare"), a provider of oxygen and other respiratory therapy services to patients in the home. On July 21, 1995, the Company and Lincare announced that they had terminated the plan to merge and had signed a letter of intent to cooperatively offer their integrated services in targeted metropolitan areas. The Company and Lincare executed a letter agreement dated July 21, 1995, under which the parties agreed to allocate fees and expenses incurred in connection with the transaction and to forever release and discharge the other from actions, liabilities and obligations arising out of or related to the transaction.
Costs incurred of approximately $3.4 million, representing the Company's expenses in connection with the transaction, were expensed in the quarter ended June 30, 1995.

         Management. Effective July 10, 1995, Sam R. Leno resigned from his position as Vice President and Chief Financial Officer of the Company. G. Rodney Wolford has assumed the position of Acting Chief Financial Officer. On August 3, 1995, Patrick J. Fortune resigned from his position as a director, President and Chief Operating Officer of the Company and Olav Bergheim resigned from his position as Executive Vice President. James M. Sweeney, the Company's Chairman and Chief Executive Officer, has assumed the additional position of President of the Company. Kelly J. McCrann, president of the Company's lithotripsy division, and John T. Gallatin, president of Coram Physician Services, have each been appointed executive vice presidents of the Company.
It is currently anticipated that Mr. McCrann will assume responsibility for the Company's corporate and administrative functions and that Mr. Gallatin will assume responsibility for the Company's field operations. Messrs. McCrann and Gallatin will report directly to Mr. Sweeney.

         Factors Adversely Affecting Recent Operating Results. A number of factors have adversely affected the Company's financial condition and recent results of operations. First, following the Four-Way Merger, the Company implemented a policy of terminating physician arrangements and certain businesses which it inherited from the Merged Entities which were potentially in conflict with new federal and state law. In September 1994, in connection with a grand jury investigation, T2 entered a settlement agreement under which T2 acquired 55 companies previously managed by it and terminated the other outstanding management agreements it had with physician-owned home care companies and physician-owned Intracare companies. In addition, the Company terminated other relationships that the Merged Entities and HMSS had with physicians. Many of the physician arrangements were terminated in the fourth quarter of 1994 and the first quarter of 1995. As a result, the Company lost a number of historical referral sources which, when combined with the loss of the terminated businesses, resulted in a decline in revenues on a year-to-year basis and for the first two quarters of 1995. Second, the revenues of the Caremark Business declined significantly from the first quarter of 1995 to the second quarter of 1995, a factor which the Company did not anticipate when it acquired the business and obtained financing to pay the purchase price. Third, the Company has experienced pricing pressure in its core infusion business as a result of a continuing shift in payor mix from traditional indemnity insurers to managed care payors and intense competition among infusion providers. Fourth, the Company experienced a disruption in certain relationships as a result of its headcount reduction and consolidation. The Company also experienced increased competition from hospitals and physicians who have sought to increase the scope of services through their offices, including services similar to those offered by the Company. Finally, the Company believes that its management's focus on the consolidation programs described above and pursuing a growth strategy based on acquisitions has resulted in insufficient attention to revenue generation by its core infusion business.
The confluence of these factors in the first half of 1995 have significantly affected the Company's financial results and condition and created liquidity issues for the Company in the near term as discussed under the caption "Liquidity and Capital Resources." There can be no assurance that these trends will not continue to have an adverse effect on the Company's financial condition and results of operations in the future.

         In addition, there can be no assurance that the Company s lithotripsy operations will not also experience pricing pressure in the future. The Health Care Financing Administration has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at a hospital. Such a proposal might result in similar efforts by other third- party payors to limit reimbursement for lithotripsy procedures.

         Senior management of the Company is in the process of evaluating the effects of the factors discussed above and are formulating a business plan focused on revenue generation, cost reduction and cash collections. To generate increased revenue, the Company will redirect its marketing efforts towards improving its physician relationships in addition to developing new programs such as one-stop shopping for managed care payors, physician practice management services and disease-state carve-outs (i.e., vertical integration along disease specific categories) and billing and collections. Cost reduction efforts will be focused on field consolidation and a reduction of corporate expenses, assessment of poor performing branches and a review of branch efficiencies. Management also intends to concentrate on improved reimbursement through an emphasis on cash collection throughout the organization over the near term and the reassessment of systems support for reimbursement. While management believes the implementation of this plan will improve the Company's operations and financial performance, the plan is subject to change and no assurances can be given as to its ultimate success.

RESULTS OF OPERATIONS

         Prior to July 8, 1994, the activities of the Company were conducted separately by each of the predecessor entities. Accordingly, the following discussion provides certain comparative information for the second quarter of 1995 compared with the first quarter of 1995 in addition to prior year comparisons.

         SECOND QUARTER ENDED JUNE 30, 1995 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1994

         Net Revenue. Net revenue for the second quarter of 1995 increased by $65.7 million or 57.8% compared with the same period in 1995. The acquisition of the Caremark Business accounted for approximately $85.0 million of the increase. Net revenue from Coram's business exclusive of the Caremark Business (the "Coram Business"), declined by approximately $19.3 million or 17.0% from the second quarter of 1994 due primarily to the factors discussed above.

         Gross Profit. Gross profit for the second quarter of 1995 increased $5.2 million or 14.2% compared with the same period in 1994. The increase is primarily due to the acquisition of the Caremark Business which contributed an estimated $16.5 million in 1995. The increased gross profit contributed by this acquisition was partially offset by the sale of the Company's home pediatrics business ("Kids Medical"), which decreased gross profit by $1.1 million, and price reductions resulting from industry pricing pressures and therapy and payor mix shifts. The gross margin percentage decreased to 23.1% for the second quarter of 1995 compared with 32.0% for the same period in 1994. Gross profit on the Coram Business decreased by $11.3 million from the quarter ended June 30, 1994 primarily due to reduced sales and therapy and payor mix shifts which occurred for the reasons discussed under the caption "Factors Adversely Affecting Recent Operating Issues."

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $22.3 million or 117.5% for the second quarter of 1995 compared with the same period in 1994. The acquisition of the Caremark Business resulted in an increase of $14.7 million of SG&A expenses in the second quarter, $7.5 million of which are duplicate corporate expenses and other non-recurring items which are expected to be eliminated by the fourth quarter of 1995. Expenses related to the terminated Lincare merger contributed $3.4 million in SG&A in the second quarter. Other integration costs not accrued as part of the restructuring are estimated to be $2.2 million.

         Total SG&A adjusted for estimated non-recurring items is as follows:

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     -----------------------
                                                                                      1995             1994
                                                                                     ------           ------
 Net revenue . . . . . . . . . . . . . . . . . . . . . . .                          $179,351         $113,647
                                                                                    ========         ========

 SG&A  . . . . . . . . . . . . . . . . . . . . . . . . . .                          $ 41,312         $ 18,993
   Less Non-recurring SG&A:
   Caremark general and administrative . . . . . . . . . .                             7,500               --
   Lincare termination costs . . . . . . . . . . . . . . .                             3,400               --
   Other non-recurring items . . . . . . . . . . . . . . .                             2,200               --
                                                                                    --------         --------
 Adjusted SG&A net of non-recurring items  . . . . . . . .                          $ 28,212         $ 18,993
                                                                                    ========         ========

   SG&A as a percentage of Net revenue less
     Non-recurring items . . . . . . . . . . . . . . . . .                             15.7%            16.7%
                                                                                    ========         ========

         Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $16.0 million, or 8.9% of net revenue, for the quarter ended June 30, 1995 compared to $6.0 million, or 5.3% of net revenue, for the quarter ended June 30, 1994 due primarily to the addition of the Caremark Business that added $6.7 million to the current period reserve. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the allowance for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in assessment of realizable value.

         Amortization of Goodwill. Amortization of goodwill increased $2.6 million from the second quarter of 1994 primarily as a result of $1.5 million of amortization of goodwill related to the acquisition of the Caremark Business, and additional amortization related to the acquisition of HMSS in September 1994 and the acquisition of physician ownership interests in a number of ventures.

         Restructuring Costs. The Company recorded a pre-tax charge of $25.8 million in the second quarter of 1995 for estimated costs related to the Caremark Consolidation Plan. This charge consists primarily of estimated exit costs to close redundant branch facilities and related headcount reductions. In addition, the Company recognized a $.3 million credit to the provisions for the sale of a non-strategic asset.

         Operating Loss. The Company recorded an operating loss of $46.1 million for the second quarter of 1995 compared with a loss of $8.0 million in the second quarter of 1994 as a result of a $43.3 million increase in operating expenses, offset by a $5.2 million increase in gross profit.

         Other Income (Expenses). Interest expense increased by $12.5 million for the second quarter of 1995 compared with the same period in 1994 due to increased borrowings by the Company to finance acquisitions, merger costs and working capital needs.

         Provision (Benefit) for Income Taxes. During the second quarter of 1995, the Company did not record a tax benefit. This compares with a $2.3 million benefit in the same period in the prior year.

         Net Loss. Net loss for the second quarter of 1995 increased $57.3 million compared with the same period in 1994 primarily as a result of the $25.8 million special charge related to the Caremark Consolidation Plan, the increase in the provision for estimated uncollectible accounts and increase in interest expense.

         SECOND QUARTER ENDED JUNE 30, 1995 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 1995

         Net revenue for the second quarter of 1995 increased by $74.6 million compared with the first quarter of 1995. The major source of the increase was approximately $85.0 million of revenue contributed by the Caremark Business acquired at the beginning of the second quarter. The increase was partially offset by a decrease in revenues resulting from the termination of physician agreements and certain businesses as well as the March 31, 1995 sale of Kids Medical which contributed $5.6 million in revenue in the first quarter. The gross margin percentage in the Coram Business decreased to 23.1% in the second quarter of 1995 compared with 27.8% in the first quarter of 1995 due to a decline of physician-referred patients which typically result in higher levels of reimbursement, and an increase in managed care patients which typically result in lower reimbursement.

         Operating expenses increased by $67.1 million for the second quarter of 1995 compared with the first quarter of 1995. SG&A expenses increased $23.4 or 131.0%; the acquisition of the Caremark Business resulted in an increase of $14.6 million of SG&A expenses in the second quarter and transaction expenses related to the terminated Lincare merger resulted in an increase of $3.4 million to SG&A. Amortization of goodwill increased $2.0 million over the first quarter. This increase included $1.5 million of amortization related to the Caremark Transaction. The provision for estimated uncollectible accounts was $16.0 million or 8.9% of net revenue for the second quarter compared to $4.0 million or 3.8% of net revenue for the first quarter. The acquisition of the Caremark Business added $6.7 million to this charge in the current quarter with the remainder of the increase resulting from aging of the accounts receivable of the Coram Business. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the provision for estimated uncollectible accounts as needed to reflect prevailing conditions. The Company also recorded a special charge of $25.8 million in the second quarter related to the Caremark Consolidation Plan.

         SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

         Net Revenue. Net revenue for the six months ended June 30, 1995, increased by $57.4 million or 25.3% compared with the same period in 1994. The acquisition of the Caremark Business contributed an estimated $85.0 million of such increase. Net revenue for the Coram Business declined by approximately $27.6 million or 12.2% during the six month ended June 30, 1995 compared with the six months ended June 30, 1994 as a result of the factors discussed above under "Factors Adversely Affecting Recent Operating Results," the impact of the Coram Consolidation Plan and the Caremark Consolidation Plan.

         Gross Profit. Gross profit for the six months ended June 30, 1995 decreased $1.7 million or 2.4% compared with the same period in 1994. The acquisition of the Caremark Business contributed an estimated $16.3 million to gross profit; however that was more than offset by the sale of Kids Medical, which contributed $6.1 million in gross profit in the prior year period, and price reductions resulting from industry pricing pressures and therapy and payor mix shifts. Gross margin decreased to 24.9% for six months ended June 30, 1995 compared with 31.9% for the same period in 1994. Gross profit on the Coram Business decreased by $18.0 million for the six month period ended June 30, 1995 as compared with the same period in 1994 due to a combination of reduced sales and therapy and payor mix shifts.

         Selling, General and Administrative Expenses. SG&A expenses increased $20.6 million or 53.5% for the six months ended June 30, 1995 compared with the same period in 1994. The acquisition of the Caremark Business resulted in an increase of $14.6 million of SG&A expenses in the second quarter, $7.5 million of which are general and administrative costs which are expected to be eliminated by the fourth quarter 1995. Transaction expenses related to the terminated Lincare merger contributed $3.4 million in SG&A in the second quarter. Management has estimated other non-recurring changes, primarily related to the restructuring of Coram and Caremark but not chargeable to the Coram Consolidation Plan and the Caremark Consolidation Plan to be $4.4 million.

         Total SG&A adjusted for estimated non-recurring items is as follows:

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------------
                                                                      1995                       1994
                                                                      ----                       ----
 Net revenue . . . . . . . . . . . . . . . . . . . . .            $284,129                   $226,712
                                                                  ========                   ========

 SG&A  . . . . . . . . . . . . . . . . . . . . . . . .            $ 59,197                   $ 38,577
   Less Non-recurring SG&A:
   Caremark general and administrative . . . . . . . .               7,500                         --
   Lincare termination costs . . . . . . . . . . . . .               3,400                         --
   Other non-recurring items . . . . . . . . . . . . .               4,400                         --
                                                                  --------                   --------
 Adjusted SG&A, net of non-recurring items . . . . . .            $ 43,897                   $ 38,577
                                                                  ========                   ========

   SG&A Expenses as a percentage of net revenue less
     non-recurring items . . . . . . . . . . . . . . .               15.4%                      17.0%
                                                                  ========                   ========


         Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $20.1 million, or 7.1% of net revenue, for the six months ended June 30, 1995 compared with $10.7 million, or 4.7% of net revenue for the six months ended June 30, 1994 due primarily to the acquisition of the Caremark Business which accounted for $6.7 million of the increase. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the provision for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in assessment of realizable value. As the Company becomes more sophisticated in its approach to the estimation process, as well as the lag experience goes beyond twelve months for the Company, this will become a more refined process.

         Amortization of Goodwill. Amortization of goodwill increased $3.3 million from the six months ended June 30, 1994 primarily as a result of $1.5 million of amortization related to the acquisition of the Caremark Business and additional amortization related to the acquisition of HMSS in September 1994 and the acquisition of physician ownership interests in a number of ventures.

         Restructuring Costs. The Company recorded a pre-tax charge of $25.8 million during the six months ended June 31, 1995 for estimated costs related to the Caremark Consolidation Plan. This charge consists primarily of estimated exit costs to close redundant branch facilities and related headcount reductions.

         Operating Income (Loss). The Company recorded an operating loss of $37.5 million for the six months ended June 30, 1995 compared with $1.6 million of operating income for the six months ended June 30, 1994 as a result of a $1.7 million decrease in gross profit, and a $37.4 million increase in operating expenses.

         Other Income and Expenses. Interest expense increased by $14.7 million for the six months ended June 30, 1995 compared with the same period in the prior year primarily due to increased borrowings by the Company to finance acquisitions, merger costs and other working capital needs.

         Provision (Benefit) for Income Taxes. During the six months ended June 30, 1995, the Company recorded an income tax benefit of $1.1 million compared with a $1.4 million provision for income taxes recorded in the comparable period of the prior year. The income tax benefit recognized for the six months ended June 30, 1995 has been limited to the estimated amounts recoverable through carryback of losses and resulting recovery of income taxes previously paid by predecessor entities to the Company that were participants in the Four-Way Merger. The provision for income taxes recorded in the comparable period of 1994 was determined separately for each of the predecessor entities and then combined; the predecessor entities could not make consolidated income tax filings for periods before the Four-Way Merger in July 1994 and thereby utilize the losses of one entity to offset taxable income generated by another. Accordingly, the effective income tax (benefit) rates for the six months period ended June 30, 1995 and 1994 differ substantially from the expected combined federal and state income tax (benefit) rates calculated using applicable statutory rates.

         The Company has recognized net deferred tax assets of approximately $25.8 million at June 30, 1995 related primarily to accrued restructuring costs, litigation charges and allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income. A valuation allowance of $62.3 million has been provided to reduce the gross amount of deferred tax assets to amounts expected to be recovered through (a) carryback of taxable losses and resulting recovery of income taxes previously paid by predecessor entities and (b) offset against deferred tax liabilities that would otherwise become payable in the carryforward period. Realization of $62.3 million of deferred tax assets, for which a valuation allowance has been established at June 30, 1995, is dependent upon the ability of the Company to generate taxable income in the future.

         Net Loss. Net loss for the six months ended June 30, 1995 increased $56.0 million as compared with the same period in 1994. The primary reason for the increased loss is the $25.8 million special charges related to the Caremark Consolidation Plan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company s cash, cash equivalents and marketable securities at June 30, 1995 were $41.7 million (including restricted cash of approximately $7.2 million), an increase of $5.1 million from December 31, 1994. The ratio of total debt to equity increased to 1.83 to 1 at June 30, 1995 from .41 to 1 at December 31, 1994 due to the additional debt incurred to acquire the Caremark Business.

         During the six months ended June 30, 1995, the Company had negative cash flow from operations of $31.3 million compared with positive cash flow of $0.2 million for the six months ended June 30, 1994. Cash used by investing activities was $237.3 million for the six months ended June 30, 1995 compared with $8.7 million for the six months ended June 30, 1994 due to capital expenditures and business acquisitions. Cash provided by financing activities was $276.7 million for the six months ended June 30, 1995 compared with $8.3 million for the six months ended June 30, 1994 due to increased borrowings related to acquisitions.

         As of June 30, 1995 the Company does not have any material commitments for capital expenditures.

         As of June 30, 1995, 56.4% of the assets of the Company consisted of goodwill. The Company had $543.5 million of goodwill as of June 30, 1995, an increase of $210.2 million over December 31, 1994. This increase was largely the result of the purchase of the Caremark Business and other acquisitions mentioned above. It is the Company's policy to review the recoverability of goodwill at least quarterly and more frequently if the facts and circumstances suggest that it may be impaired. If such review indicates that goodwill will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization period, the carrying value of goodwill will be reduced to estimated fair market value. Currently, the Company is implementing the Coram and Caremark Consolidation Plans which are intended to generate cash flow from operations, which will be sufficient to recover the carrying value of this goodwill. However, if sufficient cash flow from operations is not achieved, the Company may be required to write down such goodwill. Any such write down could have a material adverse effect upon the Company's financial position and results of operations.

         As of August 11, 1995, the Company had available cash of approximately $32 million. Based on internal cash flow projections that assume current expense levels and collections impacted by the Caremark Consolidation Plan, the Company believes it will have sufficient working capital to meet its cash requirements from operations through mid-October 1995, excluding the proceeds from any asset sales which the Company is allowed to retain by its lenders under the Senior Credit Facility. The Company has violated certain minimum financial ratios of the Senior Credit Facility and has obtained a waiver of such violations from its lenders through October 31, 1995. The Company is currently in discussions with its senior lenders under the Senior Credit Facility to modify the terms of its existing credit agreement, including the waiver of certain defaults, the continuing ability to borrow under its revolving credit facility, the deferral of a $10 million principal payment which would otherwise be due on September 30, 1995 and the utilization of proceeds from certain asset sales. If the Company is able to obtain satisfactory modifications to its existing credit agreement, the Company believes it will have sufficient working capital to meet its cash requirements from operations. However, if the Company is not able to increase its cash flow on or before mid-October, 1995 or restructure the terms of the Senior Credit Facility, the Company will be required to raise additional capital either through equity or debt financing, or a combination of each, to fund its cash requirements after such time. The failure by the Company to amend the terms of its indebtedness under the Senior Credit Facility or obtain such other financing would have a material adverse effect on the Company's liquidity, financial results and results of operations.

         Pursuant to the Company's discussions with its lenders, the Company is required to develop a formalized business plan that is acceptable to the lenders. Due to the timing of the negotiations and the receipt of the waiver, the Company has not had adequate time to respond. Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is not assured that the borrower will be able to comply with the same covenant or receive a similar waiver, at measurement dates that are within the next 12 months. The Company is in the process of finalizing a new business plan, and it is engaging in discussions with its creditors and pursuing plans to raise additional capital. As a result, the Company is not able to determine at this time whether its long-term debt should be reclassified. Reclassification of long-term debt would result in negative working capital of $361.5 million. Unadjusted for the reclassification of long-term debt, working capital at June 30, 1995 was $88.3 million.

         No assurance can be given that the lenders will grant such payment deferral or agree to any restructuring of the Company's debt obligations. Failure to comply with any of the financial covenants set forth in the Senior Credit Facility after expiration of the waiver or failure to make a payment when due could result in acceleration of all amounts due under the Senior Credit Facility. An acceleration of the debt under the Senior Credit Facility would also result in a default under the Company's other long-term debt instruments and certain of its leases and an acceleration of such instruments, which would have a material adverse effect on the Company's liquidity, financial results and results of operations.The Company has also requested a deferral of a $10 million principal payment which would otherwise be due on September 30, 1995 until October 31, 1995. DLJ has agreed to waive, until October 31, 1995, subject to certain conditions, a payment of interest which would otherwise have been due on the Bridge Note on September 30, 1995 and a fee which would otherwise have been payable on October 6, 1995, in exchange for
(i) the right to appoint a director to the Company's Board of Directors on or before August 15, 1995 and (ii) to commence receiving warrants from escrow to purchase the Company's Common Stock in accordance with the schedule provided in the Bridge Notes commencing on December 30, 1995, rather than April 6, 1996, unless and until such time as all deferred interest and fees have been paid in full, at which time the warrant release schedule would revert back to the original schedule, although no previously issued warrants would be returned by DLJ.

INFLATION

         Inflation has not significantly impacted the operations or financial position of the Company.

STATUS OF THE CORAM CONSOLIDATION PLAN

         Through June 30, 1995, the Company had completed a significant portion of the branch consolidation process, including the closure of 122 infusion branch facilities, the downsizing of 36 branch facilities, the closure of the corporate functions previously conducted in five corporate facilities, and a reduction of approximately 700 full-time equivalent employees. The following table summarizes the utilization of restructuring reserves through June 30, 1995 (in thousands):

                                                            CASH         NON-CASH     CHANGE IN
                                                        EXPENDITURES      CHARGES     ESTIMATE       TOTAL
                                                        ------------      -------     --------       -----
 Merger Costs  . . . . . . . . . . . . . . . . . .         $25,100      $   600      $    --       $25,700
                                                           =======      =======      =======       =======
 Personnel Reduction Costs . . . . . . . . . . . .         $16,000      $   600      $    --        16,600
 Facility Reduction Costs  . . . . . . . . . . . .           6,400       16,300           --        22,700
 Discontinuance Costs  . . . . . . . . . . . . . .             100       32,600       (3,000)       29,700
                                                           -------      -------      -------       -------
 Restructuring Costs . . . . . . . . . . . . . . .         $22,500      $49,500      $(3,000)      $69,000
                                                           =======      =======      =======       =======

         The Company believes it has adequate reserves as of June 30, 1995, to complete the Coram Consolidation Plan.

STATUS OF THE CAREMARK CONSOLIDATION PLAN

         The Company has made total payments and total asset disposals through June 30, 1995, as follows (in thousands):

                                                            CASH             NON-CASH
                                                        EXPENDITURES          CHARGES               TOTAL
                                                        ------------          -------               -----
 Personnel Reduction Costs . . . . . . . . . . . .           $   --             $   --              $   --
 Facility Reduction Costs  . . . . . . . . . . . .               --              6,600                  --
                                                             ------             ------              ------
 Restructuring Costs . . . . . . . . . . . . . . .           $   --             $6,600              $   --
                                                             ======             ======              ======

         The Company believes it has adequate reserves as of June 30, 1995, to complete the Caremark Consolidation Plan.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           Pursuant to a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a settlement of class action shareholder litigation which was initiated against T2 in 1992, the Company paid the shareholder class $25.7 million in cash (of which approximately $7.8 million was contributed by the Company s insurance carrier) and has issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.125. The Stipulation was approved by the court on May 5, 1995 and a judgment was entered dismissing the litigation with prejudice on May 19, 1995.

         The Company is subject to certain claims and lawsuits incidental to the normal course of business, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)
    Exhibit No.           Description
    -----------           -----------
        11                Statement Regarding Computation of Per Share Earnings*

        27                Financial Data Schedules*

* Filed herewith

(B)      REPORTS ON FORM 8K

         On April 6, 1995, the Company filed a current report on Form 8-K announcing the signing of definitive agreement for the Company to acquire the Caremark Business. The filing included the following audited financial statements of the Caremark Business:

         1.      Balance Sheet as of December 31, 1994 and 1993
         2. Combined Statement of Operations for the years ended December 31, 1994, 1993 and 1992.
         3. Combined Statement of Cash Flows for the years ended December 31, 1994, 1993, and 1992.

         On April 17, 1995, the Company filed an amended current report on Form 8-K/A providing Unaudited Pro Forma Condensed Financial Statements for the acquisition of the Caremark Business.

         On May 2, 1995, the Company filed a current report on Form 8-K announcing the signing of a merger agreement with Lincare Holdings Inc.

         On July 26, 1995, the Company filed a current report on Form 8-K announcing the termination of the merger agreement with Lincare.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORAM HEALTHCARE CORPORATION

                                        By:     /s/  James M. Sweeney
                                           -----------------------------------
                                                James M. Sweeney
                                                Chairman and Chief
                                                Executive Officer
                                                (Duly Authorized Officer)

                                        By:     /s/  G. Rodney Wolford
                                           -----------------------------------
                                                G. Rodney Wolford
                                                Acting Chief Financial Officer

August 14, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

  11         Statement regarding Computation of Per Share Earnings*

  27         Financial Data Schedules*


* Filed herewith