Form 10-Q
period 1995-09-30
CORAM HEALTHCARE CORP
filed 1995-11-14
CIK 924174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR

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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 09, 1995 was 40,369,015.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (IN THOUSANDS, INCLUDING SHARES)

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1995              1994
                                                                     -------------     ------------
Current assets:
  Cash and cash equivalents........................................    $  40,481         $ 13,588
  Restricted cash..................................................       13,469            6,458
  Investment in available-for-sale securities......................           --           16,546
  Accounts receivable, net of allowance of $81,208 and $17,990.....      173,063          109,087
  Inventories......................................................       18,086           11,864
  Prepaid taxes....................................................       32,228           11,510
  Deferred income taxes, net.......................................       15,124           31,893
  Other current assets.............................................       11,119            7,251
                                                                       ---------         --------
          Total current assets.....................................      303,570          208,197
Property and equipment, net........................................       40,010           25,902
Joint ventures and other assets....................................       48,152            6,262
Deferred income taxes non-current..................................          556              556
Other deferred costs and intangible assets.........................       14,033            2,284
Goodwill, net......................................................      346,292          333,238
                                                                       ---------         --------
Total assets.......................................................    $ 752,613         $576,439
                                                                       =========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $  92,732         $ 27,098
  Current maturities of long-term debt.............................       48,645            5,911
  Deferred income taxes............................................        5,818            5,788
  Liabilities for securities sold under agreement to repurchase....           --            7,430
  Reserve for litigation...........................................        3,698           22,720
  Accrued merger and restructuring.................................       51,233           43,594
  Other accrued liabilities........................................       64,858           11,845
                                                                       ---------         --------
          Total current liabilities................................      266,984          124,386
Long-term debt, including revolving lines of credit................      450,391          119,726
Minority interest in consolidated joint ventures...................        4,296            6,599
Other liabilities..................................................        3,333            1,945
Deferred income taxes non-current..................................        1,521            1,522
Stockholders' equity:
  Common stock par value $.001, authorized 75,000 shares, issued
     40,346 in 1995 and 38,964 in 1994.............................           40               39
  Additional paid-in capital.......................................      361,293          341,328
  Unrealized loss on available-for-sale securities.................           --             (279)
  Retained deficit.................................................     (335,245)         (18,827)
                                                                       ---------         --------
          Total stockholders' equity...............................       26,088          322,261
                                                                       ---------         --------
Total liabilities and stockholders' equity.........................    $ 752,613         $576,439
                                                                       =========         ========

   See accompanying notes to the condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
Net revenue..........................................................  $ 164,741     $ 110,206
Cost of service......................................................    129,674        78,773
                                                                       ---------     ---------
Gross profit.........................................................     35,067        31,433
Operating expenses:
  Selling, general and administrative expenses.......................     38,848        20,927
  Provision for estimated uncollectible accounts.....................     36,518        21,461
  Amortization of goodwill...........................................      2,947         2,158
  Write-off of goodwill..............................................    203,373            --
  Provision for T2 litigation settlements............................         --         6,020
  Merger expenses....................................................         --        28,500
  Restructuring costs................................................         --        95,500
                                                                       ---------     ---------
          Total operating expenses...................................    281,686       174,566
                                                                       ---------     ---------
Operating loss.......................................................   (246,619)     (143,133)
Other income (expense):
  Interest expense...................................................    (14,236)       (2,068)
  Minority interest in net income of consolidated joint ventures.....     (2,566)       (3,477)
  Other income (expense), net........................................     (1,445)          655
                                                                       ---------     ---------
Loss before income taxes.............................................   (264,866)     (148,023)
Income tax benefit...................................................    (10,204)      (26,847)
                                                                       ---------     ---------
Net loss.............................................................  $(254,662)    $(121,176)
                                                                       =========     =========
Net loss per share...................................................  $   (6.38)    $   (3.14)
                                                                       =========     =========
Weighted average common shares outstanding...........................     39,915        38,636
                                                                       =========     =========

   See accompanying notes to the condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
Net revenue..........................................................  $ 448,870     $ 336,918
Cost of service......................................................    343,122       233,079
                                                                       ---------     ---------
Gross profit.........................................................    105,748       103,839
Operating expenses:
  Selling, general and administrative expenses.......................     98,045        59,504
  Provision for estimated uncollectible accounts.....................     56,579        32,170
  Amortization of goodwill...........................................     10,504         6,435
  Write-off of goodwill..............................................    203,373            --
  Merger expenses....................................................         --        28,500
  Provision for T2 litigation settlements............................         --        23,220
  Restructuring costs................................................     21,370        95,500
                                                                       ---------     ---------
          Total operating expenses...................................    389,871       245,329
                                                                       ---------     ---------
Operating loss.......................................................   (284,123)     (141,490)
Other income (expense):
  Interest expense...................................................    (31,625)       (4,710)
  Minority interest in net income of consolidated joint ventures.....     (8,769)       (9,005)
  Other income, net..................................................        186         2,804
                                                                       ---------     ---------
Loss before income taxes and extraordinary items.....................   (324,331)     (152,401)
Income tax benefit...................................................    (11,309)      (25,436)
                                                                       ---------     ---------
Loss before extraordinary item.......................................   (313,022)     (126,965)
Extraordinary loss -- early extinquishment of debt (no income tax
  benefit)...........................................................     (3,396)           --
                                                                       ---------     ---------
Net loss.............................................................  $(316,418)    $(126,965)
                                                                       =========     =========
Net loss per share:
  Loss before extraordinary item.....................................  $   (7.86)    $   (3.30)
  Extraordinary item.................................................      (0.08)           --
                                                                       ---------     ---------
  Net loss...........................................................  $   (7.94)    $   (3.30)
                                                                       =========     =========
Weighted average common shares outstanding...........................     40,180        38,462
                                                                       =========     =========

   See accompanying notes to the condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          1995          1994
                                                                        ---------     --------
Net cash used by operating activities.................................  $ (19,859)    $(10,176)
Cash flows from investing activities:
  Proceeds from sale and maturities of available-for-sale
     securities.......................................................     10,817       10,429
  Purchases of property and equipment.................................     (3,489)      (7,187)
  Payments for acquisition of businesses, net of cash acquired........   (240,633)     (58,090)
  Other...............................................................        117       (9,879)
                                                                        ---------     ---------
          Net cash used by investing activities.......................   (233,188)     (64,727)
                                                                        ---------     ---------
Cash flows from financing activities:
  Sales of common stock, net of repurchases and issuance costs........      8,693        6,174
  Borrowings (repayments) of lines of credit, net.....................   (103,120)      73,169
  Debt borrowings.....................................................    557,000           --
  Repayment of debt...................................................   (180,785)      (7,324)
  Other...............................................................     (1,848)      (2,059)
                                                                        ---------     ---------
          Net cash provided by financing activities...................    279,940       69,960
                                                                        ---------     ---------
Net increase (decrease) in cash.......................................     26,893       (4,943)
Cash at beginning of period...........................................     13,588       22,971
                                                                        ---------     ---------
Cash at end of period.................................................  $  40,481     $ 18,028
                                                                        =========     =========

   See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION:

Depreciation and amortization was $25,915 in 1995 and $13,808 in 1994.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

1.  BASIS OF PRESENTATION

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by Coram Healthcare Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than those relating to the acquisition of the Caremark Business (as defined below), write-off of goodwill, consolidation, restructuring, termination of the proposed merger with Lincare Holdings Inc. ("Lincare") and litigation settlements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. Certain 1994 Financial Statement amounts have been reclassified to conform with the September 30, 1995 presentation.

     Goodwill. Effective April 1, 1995 the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the carrying value of goodwill is reviewed at least quarterly. If such review indicates that goodwill will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization period, the carrying value of goodwill would be reduced to the estimated fair market value.

     During the third quarter of 1995, the Company reviewed its goodwill with particular focus on the extent to which the carrying value of the goodwill was in excess of its fair market value. As a result of this review, the Company determined that the incremental net goodwill of $203.4 million added as a result of the acquisition of the Caremark Business, as defined below, had no value and it was therefore written off.

     The Company continues to closely monitor its remaining goodwill. If sufficient cash flow from operations is not achieved, the Company may be required to write down such goodwill in the future. Any such write down could have a material adverse effect on the Company's financial position and results of operations. Reference is made to the discussion under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Background" set forth herein.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the provision for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in assessment of realizable value. The Company has continued to become more sophisticated in its approach to the estimation process as it gains experience with estimates for the consolidated entities.

     As part of the Caremark Business Consolidation Plan (as defined below) the Company undertook the conversion of its billing and accounts receivable system to the acquired Caremark Business system while at the same time it reorganized the acquired Caremark Business reimbursement function from a centralized to a decentralized organization. Personnel and system changes were far more disruptive than anticipated, resulting in significant delays in billing and difficulties in receiving timely reimbursements. Because of this, the Company experienced larger write-offs than originally estimated and, therefore, has increased its allowance for estimated uncollectible accounts by a special charge of $20.0 million resulting in total charges of $36.5 million in the quarter ended September 30, 1995.

     In connection with the Coram Consolidation Plan (as defined below) and as a result of the Company's decision to implement standardized policies for recognition of allowances, de-emphasize certain businesses and provide for the potential disruptions expected during the merger and post-merger transition process, the Company recorded a special charge of $17.3 million in September 1994, for anticipated uncollectible accounts and other receivables. In establishing this reserve, the Company evaluated the aging of trade receivables since the merger process began and evaluated the impact of ending relationships with certain centers. This

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

consolidation process included a broad restructuring of the Company's reimbursement organization and systems, including the decentralization of centralized collection activities located in four locations and the relocation of such activities to 100 branch locations.

2. ACQUISITIONS AND RESTRUCTURINGS

     Caremark Business Acquisition. Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and certain related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. ("Caremark International"), for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes"), plus assumption of specified liabilities of the Caremark Business. The Company also incurred approximately $7.5 million of acquisition costs. In connection with the acquisition of the Caremark Business, the Company repaid all of its indebtedness under its then existing credit facility. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of indebtedness, together with related fees and expenses, were financed through:
(i) borrowings of approximately $205 million under a Senior Credit Facility with Chemical Bank as Agent (the "Senior Credit Facility") and (ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). The acquisition was accounted for by the purchase method of accounting and the results of the Caremark Business have been included in the accompanying condensed consolidated financial statements since the date of acquisition. In connection with the purchase, the Company has determined that the fair values of acquired identifiable intangible and tangible assets approximate $172.7 million, consisting principally of accounts receivable of $101.0 million (net of a $37.0 million reduction in carrying value of certain acquired accounts receivable), intangibles of $28.1 million and property and equipment of $31.4 million. In addition, liabilities of approximately $61.1 million were assumed, including $11.4 million of costs of exiting certain Caremark Business activities. The cost in excess of identifiable net assets acquired of $204.9 million was allocated to goodwill. In the third quarter of 1995, it was determined that the incremental goodwill added in the acquisition of the Caremark Business had no value and its balance of $203.4 million, net of amortization, was therefore written off.

     On September 11, 1995, as amended October 6, 1995, the Company filed suit against Caremark and Caremark International, alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches, aggregating $5.2 billion. On October 12, 1995, Caremark and Caremark International filed suit against the Company alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million. The Company believes it has meritorious defenses in this action, but due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of either of these suits at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

     The following table presents unaudited, pro forma information as if the Company's acquisition of the Caremark Business, including Caremark's purchase of assets and assumption of certain liabilities of Critical Care of America, Inc. ("CCA"), effective March 1, 1994, had occurred on January 1, 1994. The unaudited, pro forma information is provided for comparative purposes only and is not necessarily indicative of the results that would have been obtained had the acquisitions of the Caremark Business and CCA occurred on the date indicated or that may be achieved in the future.

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   -----------------------
                                                                     1995          1994
                                                                   ---------     ---------
    Net revenue..................................................  $ 545,128     $ 695,300
                                                                   =========     =========
    Loss before extraordinary item...............................  $(324,145)    $(158,239)
                                                                   =========     =========
    Net loss.....................................................  $(327,541)    $(158,239)
                                                                   =========     =========
    Net loss per share before extraordinary item.................  $   (8.06)    $   (4.11)
                                                                   =========     =========
    Net loss per share...........................................  $   (8.14)    $   (4.11)
                                                                   =========     =========
    Common shares used in computation............................     39,685        38,462
                                                                   =========     =========

     The above amounts reflect adjustments for interest charges on the debt incurred as part of the acquisition, amortization of goodwill and depreciation expense related to fixed assets. These amounts have not been reduced by any potential cost savings.

     Other Acquisitions. The Company has continued to make acquisitions, primarily of certain physician owned entities. During the nine months ended September 30, 1995, the Company completed nine such acquisitions totaling $24.5 million, which were accounted for as purchases. Individually and in the aggregate, the results of operations of these businesses for periods prior to their acquisition were not material to the Company's consolidated results of operations.

     Certain of the Company's historical purchase agreements provided for additional contingent consideration. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. The Company may be required to pay under such contingent obligations approximately $5.5 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $3.1 million of contingent obligations may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable.

     Lincare Agreement. On April 17, 1995, the Company entered into an agreement to merge with Lincare, a provider of oxygen and other respiratory therapy services to patients in the home. On July 21, 1995, the Company and Lincare announced that they had terminated the plans to merge and had signed a letter of intent to cooperatively offer their integrated services in targeted metropolitan areas. The Company and Lincare executed a letter of agreement dated July 21, 1995, under which the parties agreed to allocate fees and expenses incurred in connection with the transaction and to forever release and discharge the other from actions, liabilities and obligations arising out of or related to the transaction. Costs incurred of approximately $3.4 million, representing the Company's expenses related to the transaction, were expensed in the second quarter of 1995.

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

     Merger and Restructuring. The operations of the Company commenced July 8, 1994 as a result of the merger of four predecessor entities (the "Four-Way Merger"). During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company's home infusion branch facilities and the consolidation of corporate administrative operations into one location. It also provided for a corresponding reduction of approximately 470 full-time equivalent field employees and 160 full-time equivalent corporate employees. In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $92.3 million in estimated restructuring costs. The Company extended the Coram Consolidation Plan to include the consolidation of the operations of H.M.S.S., Inc. upon its acquisition in September 1994, and accordingly recorded additional estimated restructuring costs of $3.2 million. The estimated cost associated with each component of the Coram Consolidation Plan, recorded in the third quarter of 1994, including the write-down of existing assets to their estimated net realizable value, were as follows (in thousands):

                                                            CASH         NON-CASH
                                                        EXPENDITURES     CHARGES        TOTAL
                                                        ------------     --------      -------
    Merger Costs......................................    $ 27,900       $   600       $28,500
                                                         =========       =======       =======
    Personnel Reduction Costs.........................    $ 26,200       $   600       $26,800
    Facility Reduction Costs..........................      15,600        16,300        31,900
    Discontinuance Costs..............................       4,200        32,600        36,800
                                                        ------------     --------      -------
    Total Restructuring Costs.........................    $ 46,000       $49,500       $95,500
                                                         =========       =======       =======

     The Company believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. Net revenue of the Company includes revenues from non-core businesses provided for in the Coram Consolidation Plan that will be discontinued or disposed of approximating $5 million and $11 million in the quarters ended September 30, 1995 and 1994, respectively, and approximating $24 million and $32 million in the nine months ended September 30, 1995 and 1994, respectively. Operating results were not material.

     The Company has continued to evaluate the remaining accruals and the estimated costs to complete the Coram Consolidation Plan. As a result of this evaluation, the Company recorded a benefit to restructuring as a change in estimate in the first quarter of 1995. The change in estimate was the result of the sale of its 51% ownership interest in Pediatric Partners, Inc., doing business as Kids Medical Club ("Kids Medical"). The Company had estimated that the sale of Kids Medical would result in a $2.7 million loss because Kids Medical had historically sustained losses and made an insignificant contribution to the Company's revenue. The unanticipated gain resulted from (i) positive margins experienced by Kids Medical in the period from the date of the estimate through the date of the sale and (ii) the purchase of Kids Medical by a synergistic buyer, Pediatric Services of America, Inc. The sale of Kids Medical resulted in a $1.4 million gain; therefore, $4.1 million was recorded as a restructuring benefit in the first quarter of 1995. In the second quarter of 1995, the Company recorded a $.3 million benefit to restructuring for the sale of a non-strategic asset.

     Through September 30, 1995, the Company had substantially completed the consolidation process contemplated by the Coram Consolidation Plan, including the closure of 136 branch facilities, the downsizing of 20 branch facilities, the consolidation of the corporate functions previously conducted in five corporate facilities, and a reduction of approximately 700 full-time equivalent employees. However, the disposition of certain non-core businesses has not yet been completed. A substantial portion of the remaining cash

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

expenditures relate to severance and lease costs that will be paid in future periods. The Company has made total payments and total asset disposals through September 30, 1995, as follows (in thousands):

                                                  CASH         NON-CASH     CHANGE IN
                                              EXPENDITURES     CHARGES      ESTIMATE       TOTAL
                                              ------------     --------     ---------     -------
    Merger Costs............................    $ 26,300       $   600       $    --      $26,900
                                                 =======       =======      ========      =======
    Personnel Reduction Costs...............    $ 18,500       $   600       $    --      $19,100
    Facility Reduction Costs................       7,900        16,300            --       24,200
    Discontinuance Costs....................          --        32,600        (3,000)      29,600
                                                 -------       -------      --------      -------
    Total Restructuring Costs...............    $ 26,400       $49,500       $(3,000)     $72,900
                                                 =======       =======      ========      =======

     During May 1995, the Company initiated a second restructuring plan (the "Caremark Business Consolidation Plan"). The estimated costs associated with each component of the Caremark Business Consolidation Plan, recorded in the second quarter of 1995, including the write down of existing assets to their net realizable value, were as follows (in thousands):

                                                             CASH         NON-CASH
                                                         EXPENDITURES     CHARGES       TOTAL
                                                         ------------     --------     -------
    Personnel Reduction Costs..........................    $ 12,400        $   --      $12,400
    Facility Reduction Costs...........................       6,800         6,600       13,400
                                                            -------        ------      -------
    Total Restructuring Costs..........................    $ 19,200        $6,600      $25,800
                                                            =======        ======      =======

     The restructuring costs exclude the personnel reduction costs of former Caremark employees in the amount of $4.8 million, the facility lease buyout and closure expenses of former Caremark facilities in the amount of $2.7 million and vendor contract cancellation charges of former Caremark vendors in the amount of $3.9 million. These costs, totaling approximately $11.4 million, including the $3.7 million recorded in September 1995 (see below), were accounted for as an adjustment to the purchase price of the Caremark Business.

     The Caremark Business Consolidation Plan provided for the elimination of approximately 55 and the downsizing of approximately ten of the Company's home infusion facilities and the consolidation of corporate functions. It also provided for a corresponding reduction of approximately 330 full-time equivalent field employees and 100 full-time equivalent corporate employees. An additional purchase price adjustment was made in September 1995 of $3.7 million, consisting of $2.1 million for personnel reduction costs and $1.6 million for Caremark facility lease buyouts and closure expenses. This adjustment was based on a re-evaluation of the Caremark Business Consolidation Plan and development of a formal business plan that provided for an additional reduction of approximately 400 full-time equivalent field employee positions and 140 full-time equivalent corporate employees. It also provided for further consolidation of corporate functions and treatment centers with geographic overlap.

     While the Company had completed a significant portion of the branch downsizing and consolidation process contemplated by the Caremark Business Consolidation Plan as of September 30, 1995, the corporate consolidation is still in process. Through September 30, 1995, 73 branches have been closed, and 24 have been downsized, and there has been a reduction of approximately two-thirds of the total planned reduction in full-time equivalent employees. A substantial portion of the remaining cash expenditures relate to severance and lease costs that will be paid in future periods.

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

     The Company has made total payments and total asset disposals through September 30, 1995, as follows (in thousands):

                                                              CASH         NON-CASH
                                                          EXPENDITURES     CHARGES      TOTAL
                                                          ------------     --------     ------
    Personnel Reduction Costs...........................     $2,700         $   --      $2,700
    Facility Reduction Costs............................        100          6,600       6,700
                                                             ------         ------      ------
    Total Restructuring Costs...........................     $2,800         $6,600      $9,400
                                                             ======         ======      ======

     Although subject to future adjustment, the Company believes it had adequate reserves and liquidity as of September 30, 1995 to complete the Coram Consolidation Plan and Caremark Business Consolidation Plan.

3. LINES OF CREDIT AND LONG-TERM DEBT

     Lines of credit and long-term debt were as follows (in thousands):

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1995              1994
                                                                 -------------     ------------
    Senior Credit Facility.....................................    $ 235,000         $108,099
    Bridge Note................................................      150,000               --
    Junior convertible subordinated PIK note, due October 1,
      2005, plus interest payable semi-annually at 7%,
      convertible into common stock at the conversion rate of
      $27......................................................       75,000               --
    Junior non-convertible subordinated PIK note, due September
      30, 2005, plus interest payable semi-annually at 12%.....       25,000               --
    Subordinated convertible debentures, due June 30, 1996,
      plus interest payable semi-annually at 9%, convertible
      into common stock at the conversion rate of $16.36.......        6,818            7,000
    Other obligations, including capital leases, at interest
      rates
      ranging from 6% to 16%, collateralized by certain
      property and equipment...................................        7,218           10,538
                                                                    --------         --------
                                                                   $ 499,036         $125,637
    Less current scheduled maturities..........................       48,645            5,911
                                                                    --------         --------
                                                                   $ 450,391         $119,726
                                                                    ========         ========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. As of June 30 and September 30, 1995, the Company had violated certain minimum financial ratios of the Senior Credit Facility and received short-term waivers of such violations and payment extensions, and at June 30, 1995, the Company had classified all its long-term debt as a current liability. On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, which postponed the first principal payment due under the Senior Credit Facility from September 30, 1995 until March 31, 1996, provided a new $25 million credit line (the "Overline") and re-defined certain financial covenants. The maturity dates were shortened from April 6, 2000 to March 31, 1997, and the unused portion of the existing revolving debt commitments of approximately $64.2 million were terminated. In return, the lenders received warrants to purchase 2,569,342 shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the immediate parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. The lender under the Bridge Note agreed to defer the due date of all interest payments to March 31, 1997. The lender had previously been granted the right to receive certain warrants on an accelerated basis (see below), and the right to appoint one

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

director to the Company's Board of Directors. As a result of the restructuring of terms, the Company is no longer classifying its long-term debt as a current liability.

     Under the terms of the Senior Credit Facility as amended through October 13, 1995, the Company has (i) $200 million outstanding under a term loan facility (the "Term Loan Facility") with payments commencing March 31, 1996 and a final maturity date of March 31, 1997, and (ii) $35.8 million outstanding under a revolving credit facility with a maturity date of March 31, 1997, including undrawn letters of credit of $836,000, under which no additional borrowings can be made, and (iii) $25 million available under the Overline revolving credit line maturing December 31, 1996. Interest is based on margins over certain domestic or foreign indices. The weighted average interest rate on borrowings at September 30, 1995, was 8.67%. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net proceeds from sales of assets, other than those sold in the ordinary course of business, must be applied to prepayment of the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The proceeds of the loans in April 1995 under the Senior Credit Facility were used to repay amounts outstanding under a prior credit facility, to fund a portion of the cash purchase price for the Caremark Business and to pay certain expenses in connection therewith.

     The Bridge Note was issued on April 6, 1995 to DLJ, as an unsecured obligation of the Company in a principal amount of $150 million. The Bridge Note initially bears interest at an annual rate equal to the sum of (i) the rate of interest publicly announced by The Bank of New York from time to time as its prime rate plus (ii) 3.00% plus (iii) an additional 0.50% from and including each quarterly anniversary of such date for as long as the Bridge Note remains outstanding. The principal amount of the Bridge Note will initially be due and payable in full on April 5, 1996. The Bridge Note also bears a duration fee of 0.25% of the average principal amount outstanding. The agreement pursuant to which the Bridge Note was issued contains customary covenants and events of default. If the Bridge Note is not repaid in full as of April 6, 1996, rollover notes (the "Rollover Notes") which mature on October 6, 2000 will be issued in an amount equal to the then-outstanding principal amount of the Bridge Note, with interest at a rate based on various indices but no lower than the rate on the Bridge Note at the rollover date, and increasing by an additional 0.25% quarterly, but not in excess of 21%, and a cash payment of 3% of the Rollover Notes issued. Payment of interest on Bridge and Rollover Notes and the duration fee which had been due quarterly has been deferred to March 31, 1997.

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

     In August 1995, DLJ's right to appoint one member of the Company's Board of Directors was accelerated and such director is expected to be appointed in November 1995. DLJ will receive warrants to purchase up to 20% of the outstanding shares of Common stock of the Company at a nominal exercise price in accordance with the following table as long as the Rollover Notes are outstanding. The schedule has been accelerated to commence December 30, 1995 and will continue on that basis until such time as all deferred interest and duration fees (together with all interest due thereon) have been paid in full, at which time it will revert back to the original schedule with no return of issued warrants.

            0-89 days...................................................   0.50%
            90-179 days.................................................   1.00%
            180-269 days................................................   1.00%
            270-359 days................................................   1.50%
            360-449 days................................................   2.00%
            450-539 days................................................   2.50%
            540-629 days................................................   2.50%
            630-719 days................................................   3.00%
            720-809 days................................................   3.00%
            810 days and thereafter.....................................   3.00%
                                                                          ------
                                                                          20.00%
                                                                          ======

     Prior to April 6, 1997, interest on the Junior Subordinated PIK Notes is payable in Junior Subordinated PIK Notes of the same type. Thereafter, interest will be payable in cash. No principal or interest payments may be made if there is a default, or an event of default, on indebtedness senior to the Junior Subordinated PIK Notes. In the event that there is a change in control of the Company, the holder of the Junior Subordinated PIK Notes may require the Company to repurchase such notes at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

     The Junior Convertible Subordinated PIK Note may not be prepaid or redeemed prior to April 6, 1998 without the written consent of the holder thereof. Thereafter, the Junior Convertible Subordinated PIK Note is, at the option of the Company, redeemable, in whole or in part, subject to normal redemption terms and conditions. The Junior Convertible Subordinated PIK Note will be convertible, at the holder's option, at any time subsequent to April 6, 1996, in whole or in part. The conversion price of the Junior Convertible Subordinated PIK Note is $27 per share, subject to adjustment. The Company is required to file, and use its best efforts to cause it to become effective on or before April 6, 1996, a registration statement covering the shares of the Company's Common Stock issuable upon conversion. The Company is required to maintain the effectiveness of that registration statement for a three year period following its original effective date.

     The Junior Non-Convertible Subordinated PIK Note may be prepaid or redeemed, in whole or in part, at any time at the Company's option, without penalty or premium, and subject to restrictions on optional redemption contained in the Senior Credit Facility.

4. INCOME TAXES

     During the nine months ended September 30, 1995, the Company recorded an income tax benefit of $11.3 million compared with a $25.4 million benefit recorded in the comparable period of the prior year. The income tax benefit recognized in both periods has been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax (benefit) rates for the nine month periods ending

                          CORAM HEALTHCARE CORPORATION

                               SEPTEMBER 30, 1995

September 30, 1995 and 1994 differ substantially from the expected combined federal and state income tax (benefit) rates calculated using applicable statutory rates.

     The Company has recognized net deferred tax assets of approximately $8.3 million, net of refunds receivable included in prepaid taxes, at September 30, 1995 related primarily to accrued restructuring costs, goodwill written off, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income. This amount is net of a valuation allowance of $156.1 million that has been provided to reduce the gross amount of deferred tax assets to amounts expected to be recovered through (a) carryback of taxable losses and resulting recovery of income taxes previously paid by predecessor entities and (b) offset against deferred tax liabilities that would otherwise become payable in the carry forward period. Realization of $156.1 million of deferred tax assets, for which a valuation allowance has been established at September 30, 1995, is dependent upon the ability of the Company to generate taxable income in the future.

     During October 1995, the Company received a $30.3 million refund related to the carryback of tax losses for its tax year ended September 30, 1995. Of this amount, $17 million related to items in net deferred tax assets, $11 million related to current year tax losses and $2 million related to other items not affecting the results of operations.

5. LITIGATION

     In mid-August 1995, a number of law suits purporting to be class actions were filed against the Company and certain of its officers and directors. The suits allege various violations of the Securities Exchange Act of 1934 and other matters and seek damages related to the decrease in the trading price of the Company's stock. On November 2, 1995, a shareholder derivative action asserting substantially similar allegations was filed against the directors and a former director of the Company. While management believes it has meritorious defenses in these actions, their ultimate disposition cannot be determined at this time. Accordingly, no provision for any loss that may result upon resolution of the suits has been made in the unuadited condensed consolidated financial statements.

     The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material effect on the Company's financial position, results of operations or liquidity.

     See Note 2, Caremark Business Acquisition, for litigation related to that transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     General. The operations of Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company") commenced on July 8, 1994 as a result of a merger (the "Four-Way Merger") of T2 Medical, Inc. ("T2") , Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc., ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities"), each of which was a publicly-held national or regional provider of alternate site infusion therapy and related services. Pursuant to the Four-Way Merger, which was accounted for as a pooling of interests, each of the Merged Entities became and is now an indirect wholly-owned subsidiary of the Company. On September, 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc. ("HMSS"), a regional provider of alternate site infusion therapy, in a transaction accounted for as a purchase. Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion therapy and related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. (the "Caremark Transaction"). The Caremark Transaction was accounted for as a purchase. The Company assumed only certain specified liabilities of the Caremark Business, which expressly exclude any liabilities associated with the recent government investigation of Caremark.

     Financing. On June 30, 1995, the Company had classified its long-term debt as a current liability because it had violated certain minimum financial ratios of the Senior Credit Facility. Short-term waivers of such violations were received at that time. As of September 30, 1995, the Company continued to be in violation of those financial ratios and received short-term waivers of such violations and payment extensions. On October 13, 1995 the Company concluded a major restructuring of the terms of its debt. As a result of this restructured financing, the Company is no longer classifying its long-term debt as a current liability. The debt restructuring was the culmination of extensive discussions with its lenders and the completion of a formal business plan by senior management (described below). The business plan was the result of a comprehensive examination of the Company's business and operations, reflecting both the factors that have adversely affected the Company's recent operations as well as the impacts of the acquisition of the Caremark Business.

     Business Plan. The business plan is focused on returning management's attention to the basic factors that could lead to profitability for the Company: revenue generation, cost reduction and cash collections. To generate increased revenue, the Company intends to redirect its marketing efforts towards improving its physician relationships in addition to developing new programs such as one-stop shopping for managed care payors or disease-state carve-outs (i.e., vertical integration along disease specific categories) and improving billing and collections. Cost reduction efforts will be focused on field consolidation and a reduction of corporate expenses, assessment of poor performing branches and a review of branch efficiencies. Management also intends to concentrate on improved reimbursement through an emphasis on cash collections throughout the organization and the reassessment of systems support for reimbursement. While management believes the implementation of this business plan will improve the Company's operations and financial performance, no assurances can be given as to its ultimate success.

     Special Charges. During the quarter ended September 30, 1995, the Company recorded special charges of $228.4 million, which are further described below. A charge of $203.4 million was made to write-off goodwill associated with the acquisition of the Caremark Business, an additional special reserve of $20 million was provided for uncollectible receivables, a $2.0 million loss was incurred on the sale of a non-core business and $3.0 million was provided as a non-recurring SG&A charge for asset write-offs and litigation costs.

     Goodwill. At June 30, 1995, the Company had goodwill of $543.5 million, or 56.4% of its assets. It is the Company's policy to review the recoverability of goodwill at least quarterly. If such review indicates that goodwill would not be recoverable, based on undiscounted estimated cash flows over the remaining amortization period, the carrying value of goodwill would be reduced to the estimated fair market value.

     Immediately after the preparation of its business plan, the Company reviewed its goodwill with particular focus on the extent to which the carrying value of the goodwill was in excess of its fair market value. As a result of this review, the Company determined that the incremental net goodwill of $203.4 million added in the acquisition of the Caremark Business had no value and it was therefore written off.

     The Company continues to closely monitor its remaining goodwill. If sufficient cash flow from operations is not achieved, the Company may be required to write down such goodwill in the future. Any such write down could have a material adverse effect on the Company's financial position and results of operations.

     Coram Consolidation Plan and Caremark Business Consolidation Plan. In the quarters ended September 30, 1994 and June 30, 1995, the Company recorded significant non-recurring restructuring costs related to the Coram and the Caremark Business Consolidation Plans. The Plans and their status are described in Note 2 to the Unaudited Condensed Consolidated Financial Statements. No assurances can be given as to the aggregate cost savings which will be achieved by the Company as a result of these Consolidation Plans, or the timing thereof.

     The Coram Consolidation Plan includes consolidation of infusion centers and corporate offices, personnel reductions and elimination or discontinuance of certain business activities. The consolidation process contemplated by the Coram Consolidation Plan is substantially complete. The Caremark Business Consolidation Plan includes consolidation of infusion centers and corporate offices, and reorganization of the Caremark Business reimbursement function from a centralized to a decentralized function. It also includes the conversion of the Company's billing and accounts receivable system to the Caremark Business system. While an increase in accounts receivable write-offs has occurred in the conversion, management has taken steps aimed at minimizing losses from these system conversions.

     Management. Effective October 16, 1995, Donald J. Amaral, an experienced healthcare company executive, was named President and Chief Executive Officer of the Company, succeeding James M. Sweeney who remains the Company's Chairman. Effective August 30, 1995, Richard M. Smith, previously Vice President Treasury and Tax, was named Chief Financial Officer succeeding G. Rodney Wolford who had been Acting Chief Financial Officer since July 1995. On August 2, 1995 the Company announced the appointment of Kelly J. McCrann and John T. Gallatin, previously Presidents of operating divisions of the Company, as Executive Vice Presidents of the Company. Mr. McCrann is responsible for corporate and administrative functions and Mr. Gallatin is responsible for the Company's field operations.

     Factors Adversely Affecting Recent Operating Results. The most significant factor which affected the Company's performance and financial condition during the second and third quarter of 1995 was the underperformance of the Caremark Business from what the Company expected at the time such business was acquired. The revenues of the acquired Caremark Business declined significantly from the first quarter of 1995 to the third quarter of 1995. That fact combined with the substantial indebtedness which the Company incurred to acquire the Caremark Business, which the Company expected to service in substantial part through the operating income and cash flow of the Caremark Business, materially and adversely affected the Company's financial condition and results of operations. Further, the Company believes the result of Caremark pleading guilty to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company generally, further contributing to a loss of revenues.

     Other factors which adversely affect the Company's results of operations were the Company's implementation of a policy of terminating physician arrangements and certain businesses which it inherited from the Merged Entities which were potentially in conflict with new federal and state law. Many of the physician arrangements were terminated in the fourth quarter of 1994 and the first quarter of 1995. As a result, the Company lost a number of historical referral sources which, when combined with the loss of the terminated businesses, resulted in a decline in revenues on a year-to-year basis and for the first three quarters of 1995 in its operations other than the Caremark Business. In addition, the Company has experienced pricing pressure in its core infusion business as a result of a continuing shift in payor mix from traditional indemnity insurers to managed care and government payors and intense competition among infusion providers. The Company has also experienced a disruption in certain relationships as a result of its headcount reductions and consolidation. Further, the Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services through their offices, including services similar to those offered by the

Company. There can be no assurance that these factors will not continue to have an adverse effect on the Company's financial condition and results of operations in the future.

     In addition, the Company has experienced modest downward pricing pressures in its lithotripsy operations. These operations may continue to experience pricing pressures in the future. The Health Care Financing Administration has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at a hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures.

     To counter the above factors, senior management of the Company has recently completed a major restructuring of the terms of its debt and has adopted a business plan, as discussed above, focused on returning management's attention to the basic factors that could lead to profitability for the Company: revenue generation, cost reduction and cash collections. While management believes the implementation of this business plan will improve the Company's operations and financial performance, no assurances can be given as to its ultimate success.

RESULTS OF OPERATIONS

     Prior to July 8, 1994, the activities of the Company were conducted separately by each of the predecessor entities. Accordingly, the following discussion provides certain comparative information for the third quarter of 1995 compared with the second quarter of 1995 in addition to prior year comparisons.

THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1995

     Net Revenue. Net revenue for the third quarter of 1995 decreased by $14.6 million or 8.1% compared with the second quarter 1995. The decrease is due primarily to increased competition, a decrease in case management referrals and continued pricing pressure in the Company's core infusion business resulting from a continuing shift in payor mix, discussed further under the caption "Factors Adversely Affecting Recent Operating Results."

     Gross Profit. Gross profit for the third quarter of 1995 decreased $6.4 million or 15.5% compared with the second quarter of 1995 due to decreased net revenues and a decline in the gross profit margin from 23.1% to 21.3%.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $2.5 million or 6.0% for the third quarter of 1995 compared with the second quarter of 1995. The decrease is attributable to a decrease in salary expense due to the implementation of the Caremark Business Consolidation Plan and a second quarter SG&A expense of approximately $3.4 million related to the Lincare Agreement. These decreases were partially offset by a $3.0 million non-recurring SG&A charge in the third quarter of 1995 for asset write-offs ($2.5 million) and litigation costs ($.5 million).

     Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $36.5 million, or 22.2% of net revenue, for the quarter ended September 30, 1995 compared to $16.0 million, or 8.9% of net revenue, for the quarter ended June 30, 1995. The increase in the third quarter was because of the special charge of $20.0 million for estimated uncollectible accounts receivable.

     Operating Loss. The Company recorded an operating loss of $246.6 million for the third quarter of 1995 compared to an operating loss of $46.1 million in the second quarter of 1995. The increased operating loss was principally due to the higher level of special charges in the third quarter of 1995 as compared with the second quarter of 1995. Third quarter 1995 charges affecting the operating loss totaled $226.4 million, consisting of the $203.4 million write-off of goodwill, the $20.0 million special charge for estimated uncollectible accounts receivable and $3.0 million of other non-recurring SG&A charges. This compares with a $25.8 million pre-tax charge recorded in the second quarter of 1995 for estimated costs related to the Caremark Consolidation Plan. The balance of the increased operating loss is due to a lower gross profit offset by lower SG&A expenses in the third quarter as compared to the second quarter of 1995.

     Other Income (Expense). Other income (expense), net, increased $1.4 million for the third quarter of 1995 compared with the second quarter of 1995 principally because of a $2.0 million non-recurring loss on the sale of a non-core business.

     Net Loss. Net loss for the third quarter of 1995 increased $188.3 million compared with the second quarter of 1995 primarily as a result of the $202.6 million increase in special charges. The decrease in gross profit from the second quarter of 1995 further contributed to the comparative increase in the net loss. Partially offsetting these increases were the decrease in SG&A expenses in the third quarter of 1995 as compared to the second quarter of 1995, the recognition of a $10.2 million tax benefit in the third quarter of 1995 and the recording of a $3.4 million extraordinary loss in the second quarter of 1995 for the early extinquishment debt.

THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1994.

     Net Revenue. Net revenue for the third quarter of 1995 increased by $54.5 million or 49.5% compared with the same period in 1994. The acquisition of the Caremark Business accounted for the increase. However, on a pro-forma combined basis, third quarter 1995 net revenue declined 24.8% from pro-forma third quarter 1994 net revenue due primarily to the factors discussed above.

     Gross Profit. Gross profit for the third quarter of 1995 increased $3.6 million or 11.6% compared with the same period in 1994. The increase is due to the acquisition of the Caremark Business offset by a decrease in the gross profit margin from 28.5% to 21.3% for the reasons discussed under the caption "Factors Adversely Affecting Recent Operating Results." Also contributing to the decrease was the sale of the Company's home pediatrics business ("Kids Medical"), which decreased gross profit by $2.7 million.

     Selling, General and Administrative Expenses. SG&A expenses increased $17.9 million or 85.6% for the third quarter of 1995 compared with the same period in 1994. The principal reasons for the increase were the acquisition of the Caremark Business and a higher level of corporate expense related to the consolidation of duplicate corporate facilities, and non-recurring charges of $2.5 million for asset write-offs and $0.5 million for litigation costs.

     Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $36.5 million, or 22.2% of net revenue, for the quarter ended September 30, 1995, compared to $21.5 million, or 19.5% of net revenue, for the quarter ended September 30, 1994. The third quarter of 1995 includes a special charge of $20.0 million, and the third quarter of 1994 includes a special charge of $17.3 million, both as described above. The balance of the increase in the provision in 1995 was due primarily to the higher level of revenues and to refinements in the Company's evaluation process.

     Operating Loss. The Company recorded an operating loss of $246.6 million for the third quarter of 1995 compared with a $143.1 million in the third quarter of 1994. The increased operating loss was principally due to the higher level of special charges in 1995 as compared with 1994. Third quarter 1995 special charges affecting operating loss totaled $226.4 million, consisting of the $203.4 goodwill write-off, $20.0 million special charge for estimated uncollectible accounts receivable, and $3.0 million of other non-recurring SG&A charges. This compares with the $147.3 million recorded in the third quarter of 1994 for T2 litigation, merger and restructuring expenses, and the $17.3 million special provision for uncollectible accounts receivable.

     Other Income (Expenses). Interest expense increased by $12.2 million for the third quarter of 1995, compared with the same period in 1994 due to increased borrowings by the Company to finance acquisitions, merger costs and working capital needs. Other expense, net, increased $2.1 million primarily due to a non-recurring $2.0 million loss on the sale of a non-core business.

     Provision (Benefit) for Income Taxes. During the third quarter of 1995, the Company recorded a tax benefit of $10.2 million, as compared with a $26.8 million benefit in the same period of the prior year.

     Net Loss. Net loss for the third quarter of 1995 increased $133.5 million compared with the same period in 1994 primarily as a result of the $81.1 million increase in special charges, the increases in SG&A expenses, in the provision for estimated uncollectible accounts and in interest expense, and the lower tax benefit recorded in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994

     Net Revenue. Net revenue for the nine months ended September 30, 1995, increased by $112.0 million or 33.2% compared with the same period in 1994. The acquisition of the Caremark Business accounted for the increase. However, on a pro-forma combined basis including the Caremark Business in 1994, 1995 net revenue declined 21.6% from pro-forma 1994 net revenue as a result of the factors discussed above under "Factors Adversely Affecting Recent Operating Results".

     Gross Profit. Gross profit for the nine months ended September 30, 1995, increased $1.9 million or 1.8% compared with the same period in 1994. The increase is due to the acquisition of the Caremark Business offset by a decrease in the gross profit margin from 30.8% to 23.6% for the reasons discussed under the caption "Factors Adversely Affecting Recent Operating Results." Also contributing to the decrease was the sale of Kids Medical, which reduced gross profit in comparison with the prior year period by $6.3 million.

     Selling, General and Administrative Expenses. SG&A expenses increased $38.5 million or 64.8% for the nine months ended September 30, 1995 compared with the same period in 1994. The principal reason for the increase was the acquisition of the Caremark Business and a higher level of corporate expenses related to the duplicate corporate facilities. Also contributing to the increase were non-recurring charges of $2.5 million for asset write-offs and $0.5 million charge for litigation costs recorded in the third quarter of 1995 and $3.4 million transaction expenses related to the terminated Lincare merger recorded in the second quarter of 1995. The Company expects that SG&A spending will decrease both in absolute amounts and as a percentage of net revenue as the Coram and Caremark Business Consolidation Plans are completed and its new business plan is implemented.

     Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $56.6 million, or 12.6% of net revenue, for the nine months ended September 30, 1995 compared with $32.2 million, or 9.5% of net revenue for the nine months ended September 30, 1994. As described above, special charges were recorded in the third quarters of 1995 and 1994 of $20.0 million and $17.3 million, respectively. The balance of the increase in the provision was due principally to the higher level of revenues and refinements in the Company's evaluation process.

     Amortization of Goodwill. Amortization of goodwill increased $4.1 million from 1994 primarily as a result of amortization of goodwill related to acquisitions made by the Company in late 1994 and 1995.

     Restructuring Costs. The Company recorded a pre-tax charge of $25.8 million during the nine months ended September 30, 1995 for estimated costs related to the Caremark Business Consolidation Plan. The charge was offset by a $4.1 million benefit related to the sale of Kids Medical as part of the Coram Consolidation Plan.

     Operating Loss. The Company recorded an operating loss of $284.1 million for the nine months ended September 30, 1995, compared with a $141.5 million operating loss for the nine months ended September 30, 1994. The principal reason for the increase was the $83.2 million increase in special charges in 1995. The balance of the increase is attributable to higher SG&A expenses, higher provisions for uncollectible accounts and greater amortization of goodwill in the first months of 1995 as compared with the same period of 1994.

     Other Income (Expense). Interest expense increased by $26.9 million for the nine months ended September 30, 1995, compared with the same period in the previous year primarily due to increased borrowings by the Company to finance acquisitions, merger costs and other working capital needs. Other income decreased $2.6 million principally due to a $2.0 million non-recurring loss on the sale of a non-core business in 1995.

     Provision (Benefit) for Income Taxes. During the nine months ended September 30, 1995 the Company recorded an income tax benefit of $11.3 million, as compared with a $25.4 million benefit in the comparable period of the prior year. (See Note 4 to the Unaudited Condensed Consolidated Financial Statements.)

     Benefits available are currently limited to refunds for the carryback of tax losses. In October 1995, the Company received a $30.3 million refund related to the carryback of tax losses for its tax year ended September 30, 1995. The majority of this refund represented the realization of items included in net deferred tax assets and the carryback of current year losses. The Company expects to realize most of the balance of its net deferred tax assets on filing its 1996 income tax return. It also has approximately $20 million of potential benefit available for carryback of certain future operating losses, if any.

     Net Loss. Net loss for the nine months ended September 30, 1995, increased $189.5 million as compared with the same period in 1994. The primary reason for the increased loss is the $85.2 million increase in special charges, in SG&A expenses and in the provision for estimated uncollectible accounts and interest expense, and the lower tax benefit recorded in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities at September 30, 1995, were $54.0 million (including restricted cash of approximately $13.5 million).

     During the nine months ended September 30, 1995, the Company had negative cash flow from operations of $19.9 million compared with negative cash flow of $10.2 million for the nine months ended September 30, 1994. Cash used by investing activities was $233.2 million for the nine months ended September 30, 1995 compared with $64.7 million for the nine months ended September 30, 1994 due to business acquisitions. Cash provided by financing activities was $279.9 million for the nine months ended September 30, 1995, compared with $70.0 million for the nine months ended September 30, 1994, due to increased borrowings related to acquisitions.

     As of September 30, 1995, the Company does not have any material commitments for capital expenditures.

     As of June 30, 1995, and September 30, 1995, the Company had violated certain minimum financial ratios of the Senior Credit Facility and received short-term waivers of such violations and payment extensions. On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, which postponed the first principal payment due on the Senior Credit Facility from September 30, 1995 to March 31, 1996, redefined covenants to be consistent with the Company's new business plan and provided a new $25 million credit line. The new line expires and matures on December 31, 1996, and the entire Senior Credit Facility has a new maturity date of March 31, 1997. The lender under the Bridge Notes agreed to defer all interest payments until March 31, 1997. As a result of the restructuring of terms, the Company is no longer classifying its long-term debt as a current liability.

     The Company believes that it has adequate working capital to meet its cash requirements through December 31, 1996, provided that the objectives in the business plan are achieved. The failure of the Company to achieve the objectives set forth in the business plan could have a material adverse affect on the Company's financial position, results of operations and liquidity. Moreover, it may still be necessary for the Company to arrange additional equity or debt financing or make additional sales of non-core assets, including its lithotripsy businesses, in order to meet scheduled maturities of principal and interest commencing December 31, 1996. There can be no assurance that such financing will be available to the Company.

     If the Company decides to sell non-core assets, including its lithotripsy businesses, it would expect to realize substantial proceeds on such sales, although such proceeds may be less then the related book values. No assurance can be given as to whether any such a sale will occur or the amount of estimated proceeds therefrom. Net proceeds from asset sales other than in the ordinary course of business must go to pay down the term debt portion of the Senior Credit Facility. While the Company is currently evaluating sale of the lithotripsy business, no decision has been made concerning its disposition. The lithotripsy businesses had revenue and pre-tax net income of approximately $40 million and $12.4 million, respectively, for the nine months ended September 30, 1995.

     Joint venture agreements within the Company's lithotripsy operations contemplate that, in certain situations, the Company would be required to repurchase the minority interests in such joint ventures. During 1995, the Company purchased one of these minority interests and discussions are currently underway to acquire an additional minority interest in one of the joint ventures. Such an acquisition would require the

Company to pay cash or issue common stock with a value of over $4.0 million subject to the consent of the Company's lenders.

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Current pending legislation could significantly decrease the restrictions currently imposed upon physician ownership in compensation arrangements for infusion services provided by physicians at their offices. The impact on the Company is currently under evaluation. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 1995, the Company and certain of its officers and directors were named as defendants in 20 civil suits filed on behalf of individuals claiming to have purchased and sold Coram Common Stock during the time period from approximately February 16, 1995 through August 11, 1995. The suits were filed in the United States District Court for the District of Colorado and have been consolidated into one suit captioned: In Re: Coram Healthcare Corporation Securities Litigation, Master File No. 95-N-2074. The complaint seeks certification of a plaintiff's class. In general, the complaints allege that the defendants made false and misleading statements to the public regarding, among other things, projected earnings, anticipated cost savings, and proposed mergers. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, and seek unspecified compensatory damages, attorneys' fees and costs. The Company will seek coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover all potential liabilities and costs that may be incurred.

     On November 2, 1995, a shareholder derivative suit captioned Martin J. Siegal v. James Sweeney, et. al., and Coram Healthcare Corporation, Civil Action No. 14646 was filed in the court of Chancery of the State of Delaware asserting substantially similar factual allegations as the suits described in the preceding paragraph, and seeking a judgment against the individual defendants to account to Coram for all damages sustained by Coram as a result of their alleged actions.

     On September 11, 1995 as amended on October 6, 1995, the Company filed suit against Caremark Inc., and Caremark International, Inc., alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches aggregating $5.2 billion. On October 12, 1995, Caremark Inc., and Caremark International, Inc., filed suit against the Company in the United States District Court for Northern District of Illinois (File No. 95C 5878) alleging fraudulent misrepresentation in its purchase of the Caremark Businesses and seeking damages of at least $100 million, and punitive damages.

     The Company believes that it has meritorious defenses in these actions. Nevertheless, due to the uncertainties inherent in the early stages of litigation, the ultimate disposition of the litigation described in the preceding paragraphs cannot presently be determined. Accordingly, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position and results of operations or liquidity of the Company.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)

      EXHIBIT                                       DESCRIPTION
--------------------   ----------------------------------------------------------------------
        10.19          -- First Amendment and Waiver to the Credit Agreement, dated as of
                          August 9, 1995, together with exhibits thereto, among the
                          Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.*
        10.20          -- Second Amendment to the Credit Agreement dated as of September 7,
                          1995, by and among the Registrant, Coram Inc., each Subsidiary
                          Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.*
        10.21          -- Third Amendment and Limited Waiver to the Credit Agreement, dated as of September 29, 1995, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial
                          Institutions party thereto (as defined therein), and Chemical Bank as Agent.*
        10.22          -- Fourth Amendment and Limited Waiver to the Credit Agreement and
                          First Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the
                          Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions Party thereto (as defined therein) and Chemical Bank as Agent (Incorporated by reference from the Company's Current Report on Form 8-K as filed October 24,
                          1995).
        10.23          -- Warrant Agreement dated as of October 13, 1995, among the
                          Registrant, Coram Inc., and the other parties specified therein.
                          (Incorporated by reference from the Company's Current Report on
                          Form 8-K as filed October 24, 1995).
        10.24          -- Amendment and Limited Waiver to Bridge Securities Purchase
                          Agreement, dated as of October 13, 1995, by and among the
                          Registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.*
        10.25          -- Form of Employment Agreement between the Registrant and Donald J.
                          Amaral.*
        27             -- Financial Data Schedules*

---------------

* Filed herewith

(B) REPORTS ON FORM 8-K

     On July 26, 1995, the Company filed a current report on Form 8-K announcing the termination of the merger agreement with Lincare.

     On October 24, 1995, the Company filed a current report on Form 8-K announcing that it had concluded a major debt restructuring and named Donald J. Amaral as its President and Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/  DONALD J. AMARAL
                                                       Donald J. Amaral
                                                President and Chief Executive
                                                            Officer

                                            By:    /s/  RICHARD M. SMITH
                                                       Richard M. Smith
                                                   Chief Financial Officer

November   , 1995

                                 EXHIBIT INDEX

 EXHIBIT                                     DESCRIPTION                                  PAGE
----------   ---------------------------------------------------------------------------  ----
   10.19     -- First Amendment and Waiver to the Credit Agreement, dated as of August
                9, 1995, together with exhibits thereto, among the Registrant, Coram
                Inc., each Subsidiary Guarantor (as defined therein), the Financial
                Institutions party thereto (as defined therein), and Chemical Bank as
                Agent.*
   10.20     -- Second Amendment to the Credit Agreement dated as of September 7, 1995, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.*
   10.21     -- Third Amendment and Limited Waiver to the Credit Agreement, dated as of
                September 29, 1995, by and among the Registrant, Coram Inc., each
                Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.*
   10.22     -- Fourth Amendment and Limited Waiver to the Credit Agreement and First
                Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial
                Institutions Party thereto (as defined therein) and Chemical Bank as
                Agent (Incorporated by reference from the Company's Current Report on
                Form 8-K as filed October 24, 1995).
   10.23     -- Warrant Agreement dated as of October 13, 1995, among the Registrant,
                Coram Inc., and the other parties specified therein. (Incorporated by reference from the Company's Current Report on Form 8-K as filed October
                24, 1995).
   10.24     -- Amendment and Limited Waiver to Bridge Securities Purchase Agreement,
                dated as of October 13, 1995, by and among the Registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.*
   10.25     -- Form of Employment Agreement between the Registrant and Donald J.
                Amaral.*
   27        -- Financial Data Schedules*

---------------

* Filed herewith