Form 10-K/A
period 1994-12-31
CORAM HEALTHCARE CORP
filed 1996-04-08
CIK 924174

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 3

                                 ---------------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                           WHICH REGISTERED
        -------------------                           ----------------
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

         The Company was formed on July 8, 1994 pursuant to a merger (the "Merger") by and among T(2) Medical, Inc. ("T(2)"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc. ("Medisys") and HealthInfusion, Inc. ("HealthInfusion"), each of which was a publicly-held national or regional provider of home infusion therapy and related services. The Merger enabled the Company to become a national provider of home infusion and other alternate site health care services. On September 12, 1994, the Company further broadened its geographic coverage by acquiring H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas. The Company is in the process of completing a branch and corporate office consolidation of its five predecessor companies (the "Coram Consolidation Plan") which is expected to result in significant annual cost savings and operating efficiencies. The Company expects to implement a similar branch office and consolidation program after the consummation of the acquisition of the Caremark Business (the "Caremark Consolidation Plan"), resulting in additional cost savings and operating efficiencies. The Company is led by a newly formed management team with extensive background in the health care industry, including James M. Sweeney, Chairman and Chief Executive Officer.

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

         The following table sets forth the aggregate percentages of patient revenues derived by the Company from the designated types of infusion therapies during the year ended December 31, 1994:

Anti-Infective......................................................       40%
Parenteral and Enteral Nutrition....................................       27%
Chemotherapy........................................................       11%
Pain Management.....................................................       10%
Other Therapies.....................................................       12%
                                                                          ---
Total...............................................................      100%
                                                                         ====

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

         The following table sets forth the approximate percentages of the Company's net revenue attributable to private, governmental and managed care payors, respectively, for the year ended December 31, 1994:

Private Insurance and Other Payors....................................     58%
Medicare and Medicaid Programs........................................     28%
Managed Care Organizations............................................     14%
                                                                          ---
    Total.............................................................    100%
                                                                          ===

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

         In addition, an increasing number of states in which the Company operates have laws, which vary from state to state, prohibiting certain direct or indirect remuneration or fee- splitting arrangements between health care providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. The Company maintains an internal regulatory compliance review program and has retained Richard J. Kusserow, the former Inspector General of the U.S. Department of Health and Human Services, to act as a consultant to assist the Company in developing its compliance program. There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

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

         The Company believes it is in material compliance with current applicable laws and regulations. As noted under Item 3 "Legal Proceedings," in September 1994 the Company entered into a settlement with the OIG regarding an investigation of T(2)'s financial arrangements with physicians which requires T(2) to adhere to a compliance program in rendering its services. No assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities. The Company monitors legislative developments and would seek to restructure a business arrangement if the Company determined that one or more of its business relationships placed it in material noncompliance with such a statute. The health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business.

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

ITEM 2.       PROPERTIES.

         The Company's headquarters are temporarily located in Denver, Colorado and consist of approximately 16,000 square feet of office space leased through July, 1996. The Company has entered into a ten year lease for 35,000 square feet of office space in a new headquarters facility near Boulder, Colorado, commencing July 1996. Pending the closure of such facilities pursuant to the Consolidation Plan, the Company leases facilities which formerly were the corporate headquarters of Curaflex, HealthInfusion, Medisys and HMSS. The Company also owns a building containing approximately 27,000 square feet of space which formerly served as the headquarters of T(2). As of March 1, 1995, the Company had 140 branch facilities in the United States.

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

         In September, 1994, T(2) entered into a settlement of an investigation by the OIG into T(2)'s financial arrangements with physicians (the "T(2) OIG Settlement"). T(2), in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The order further requires T(2) to comply with certain standards when providing management or other services to physicians. As a result of the T(2) OIG Settlement and the recent legal proceedings and investigations in which T(2) has been involved, the Company believes it will be subject to increased federal and state regulatory scrutiny. The Company is implementing programs to ensure that it is in compliance with the terms and conditions of the T(2) OIG Settlement and has engaged Richard P. Kusserow, the former Inspector General of the U.S. Department of Health and Human Services, as a consultant to assist the Company in developing its compliance program. However, in the event that T(2) violates the T(2) OIG Settlement or the Company engages in conduct that violates federal or state laws, rules or regulations, the Company may be subject to a risk of increased sanctions or penalties; including, but not limited to, partial or complete exclusion from the Medicare/Medicaid program.

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

         None.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CRH." The following table sets forth the high and low sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape for the periods indicated (from the inception of trading on July 11, 1994):

                                                                   HIGH          LOW
                                                                   ----          ---
CALENDAR YEAR 1994
 First Quarter..............................................         --           --
 Second Quarter.............................................         --           --
 Third Quarter (July 11 through September 30)...............     19 1/8       10 1/2

 Fourth Quarter.............................................     18 3/4       14 1/2

CALENDAR YEAR 1995
 First Quarter (through March 20, 1995).....................     26 1/2       15 3/8

         As of March 20, 1995, there were 3,297 record holders of the Company's Common Stock. On March 20, 1995, the last reported sale price of the Common Stock on the New York Stock Exchange was $255/8 per share.

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

                                                                                      Fiscal Year Ended December 31,
                                                                     -------------------------------------------------------------
                                                                        1994         1993         1992          1991        1990

INCOME STATEMENT DATA:
Net revenue ..................................................       $ 450,496    $ 462,304    $ 413,100     $ 299,851   $ 162,214
Cost of service ..............................................         313,182      285,023      224,356            --          --
                                                                     ---------    ---------    ---------     ---------   ---------
Gross profit .................................................         137,314      177,281      188,744            --          --
Selling, general and administrative expenses .................          81,907       75,706       48,927            --          --
Provision for estimated uncollectible accounts ...............          36,817       29,751       24,036            --          --
Amortization of goodwill .....................................           8,971        7,824        4,832            --          --
Provision for litigation settlements .........................          23,220           --           --            --          --
Merger costs .................................................          28,500        2,868           --            --          --
Restructuring costs ..........................................          95,500        1,600        2,385            --          --
                                                                     ---------    ---------    ---------     ---------   ---------
Operating income (loss) ......................................        (137,601)      59,532      108,564        82,144      34,178
Interest income ..............................................           2,469        3,746        4,940            --          --
Interest expense .............................................          (7,414)      (3,916)      (2,860)           --          --
Other income, net ............................................             865        7,862        3,969            --          --
                                                                     ---------    ---------    ---------     ---------   ---------
Income (loss) before income taxes and minority interests .....        (141,681)      67,224      114,613            --          --
Provision (benefit) for income taxes .........................          26,231       28,848       38,117            --          --
                                                                     ---------    ---------    ---------     ---------   ---------
Minority interest in net income of consolidated joint ventures          12,622        9,715        4,638            --          --
Net income (loss) ............................................       $(128,072)   $  28,661    $  71,858     $  56,009   $  22,412
                                                                     =========    =========    =========     =========   =========
Net income (loss) per common share:

  Primary ....................................................       $   (3.32)   $    0.76    $    1.95     $    1.67   $    0.82
Weighted average common shares outstanding:
  Primary ....................................................          38,633       37,778       36,812        33,632      27,189

BALANCE SHEET DATA:
  Cash and short-term investments ......                              $ 39,134     $ 50,980     $     --      $     --    $     --
  Working capital ......................                                83,395      124,992      165,150       123,543      69,977
  Total assets .........................                               576,115      555,877      476,422       334,613     207,340
  Long-term debt, net of current portion                               108,099       22,093       20,653        15,257       4,121
  Stockholders' equity .................                               322,261      438,872      394,514       230,539     143,237


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

HISTORY

         The operations of the Company commenced on July 8, 1994 as a result of a merger of T(2), Curaflex, HealthInfusion, and Medisys, each of which were publicly held national or regional providers of alternate site infusion therapy and related services. Pursuant to the Merger, which was accounted for as a pooling of interests, each of those companies became and are now wholly owned subsidiaries of the Company. On September 12, 1994, the Company acquired all of the capital stock of HMSS, a leading regional provider of home infusion therapies, in a transaction accounted for as a purchase. The Company is led by a newly formed management team with extensive background in the health care industry, including James M. Sweeney, Chairman and Chief Executive Officer.

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

         The Company also recorded charges of $23.2 million, representing the estimated costs of settling certain pre-Merger litigation matters, of which $5.5 million was a non-cash charge. The non-cash portion of the charge consisted of $3.0 million for warrants issued and a $2.5 million future cash obligation. The provision consisted of the following: an agreement in principle to settle the T(2) shareholders litigation in the amount of $19.7 million; the T(2) OIG Settlement in the amount of $0.5 million; and the settlement of a dispute with the former principals of a company acquired by T(2) in 1992 in the amount of $3.0 million.

         During the same quarter, the Company initiated a merger and restructuring plan to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in personnel and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company's alternative site infusion branch facilities and the consolidation of corporate administrative operations into one location, with a corresponding significant reduction of branch and corporate personnel. In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $95.5 million in estimated restructuring costs in the quarter ended September 30, 1994, including charges to assimilate HMSS. Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. See Note 1 to the Consolidated Financial Statements--Merger and Restructuring. The Company anticipates that the branch and corporate consolidation portions of the Coram Consolidation Plan will be substantially completed by March 31, 1995 and that the Coram Consolidation Plan, when fully implemented, will generate annual cost savings in excess of $55 million. The Company expects these savings will arise through reductions in personnel described above and related costs, facilities rent, operating and depreciation costs, corporate overhead and procurement savings. In the first half of 1995, these savings will be partially offset by the costs of relocation, retention and retraining of personnel, currently estimated to be approximately $3 million.

         In the aggregate, the Company recorded non-recurring charges of approximately $164.5 million in the second and third quarters of 1994 related to the Merger and the implementation of the Coram Consolidation Plan.

IMPACT OF PRICING/VOLUME TRENDS

         Throughout 1993 and early 1994, the Company experienced severe pricing pressure from payors related to its alternate site infusion therapy services. The Company believes, however, that short-term pricing declines within individual payor groups have moderated. Moreover, home infusion therapy patient volume has increased since the Merger. No assurance can be given, however, that such trends will continue. The increasing prevalence and influence of managed care payors is expected to continue to apply pressure on pricing for the Company's services. The Company believes that alternate site health care providers will increasingly face lower operating margins as managed care organizations constitute an increasing percentage of the mix of the industry's revenues, and that maintaining offsetting growth in patient volumes will be necessary to offset lower margins. To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis; the Company does not currently have any significant arrangements based on per member monthly fees. The erosion of historic gross profit margins as a percentage of revenue has resulted from the pricing pressures discussed above and a shift in the payor mix, resulting in managed care payors becoming an increasingly high proportion of the payor mix. These trends, if continued, could have a material adverse impact on the Company's financial condition and results of operations. In addition, there can be no assurance that the Company's lithotripsy operations will not also experience pricing pressure in the future. HCFA has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at the hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures.

RECENT DEVELOPMENTS

         Consistent with the Company's strategy of focusing on its core businesses, on January 30, 1995, the Company announced that it had reached an agreement in principle to sell its pediatric home care business known as Kid's Medical Club to Pediatric Services of America, Inc. ("PSAI") for $13.5 million, of which the Company will receive proceeds of approximately $9.2 million (net of advances of approximately $5 million). The Company is also in the process of soliciting offers for its institutional pharmacy business known as Pharmcare, Inc. ("Pharmcare"), which had revenues of approximately $20 million and contributed approximately $0.8 million to the Company's operating income in 1994. The Company expects the sale of Pharmcare to be completed in the second quarter of 1995. The Company is continuing to evaluate the strategic fit and short-term value of each of the partnerships and businesses inherited from its predecessor entities, and management will consider additional divestitures of other non-strategic businesses during 1995. The Company does not anticipate that such divestitures, including Kid's Medical Club and Pharmcare, will be material to its business. As part of its strategy, the Company is continually engaged in acquisition discussions with alternate site providers, some of which acquisitions, if consummated, would be material to the Company.

IMPACT OF THE CAREMARK TRANSACTION

         On January 29, 1995, the Company entered into an agreement to acquire the alternate site infusion business of Caremark in a transaction accounted for as a purchase (the "Caremark Transaction"). Upon completion of the Caremark Transaction, the Company will be the largest provider of alternate site infusion therapy services in the United States based on pro forma 1994 net revenue. The consolidation of the Company and the Caremark Business is expected to result in certain additional annual cost savings. No assurances, however, can be given as to the amount of cost savings that actually will be realized from the Coram Consolidation Plan or the consolidation of the Caremark Business.

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

         The Company believes that the combination of the Company and the Caremark Business will create an entity which will be able to leverage its cost base more efficiently through a reduction in branch facilities, and which is expected to be able to benefit from significant economies of scale and operating synergies, particularly with regard to procurement, regulatory compliance and patient outcomes tracking. Substantial cost savings are expected to be realized from elimination of geographically duplicative branches, the elimination of duplicative corporate overhead expenses, procurement savings and the implementation of the best demonstrated business practices of the Company's predecessor entities and the Caremark Business (e.g., accounts receivable collections) throughout the combined entity. No assurances can be made as to the amount of cost savings, if any, that actually will be realized. The Company expects to record a charge against earnings in the second quarter of 1995 in connection with the Caremark Consolidation Plan. The Company, on a preliminary basis, has estimated that the amount of the charge will be approximately $32 million, of which approximately $12 million is estimated to be non-cash. The estimated charge consists of personnel and facility reduction costs of approximately $14 million and approximately $18 million, respectively. Estimated cost savings are currently expected to approximate $45 million annually. The Company expects to revise these estimates upon completion of the acquisition of the Caremark Business, and no assurance can be given as to the amounts of the actual costs that will be incurred or the amount of savings, if any, that may be realized.

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

RESULTS OF OPERATIONS

         The following table shows certain items as a percentage of the Company's net revenue for the periods indicated:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                   --------------------------
                                                                                 1994          1993         1992

Net revenue.............................................................        100.0%       100.0%       100.0%
Cost of service.........................................................         69.5         61.6         54.3
                                                                                -----        -----        -----
    Gross margin........................................................         30.5         38.4         45.7
Selling, general and administrative expenses............................         18.2         16.4         11.8
Provision of estimated uncollectible accounts...........................          8.1          6.4          5.8
Amortization of goodwill................................................          2.0          1.7          1.2
Provision for litigation settlements....................................          5.2           --           --
Merger costs............................................................          6.3          0.6           --
Restructuring costs.....................................................         21.2          0.4          0.6
                                                                                -----        -----        -----
    Total operating expenses............................................         61.0         25.5         19.4
    Operating income (loss).............................................        (30.5)        12.9        (26.3)
Interest income.........................................................          0.6          0.8          1.2
Interest expense........................................................         (1.7)        (0.9)        (0.7)
Other income, net.......................................................          0.2          1.7          0.9
                                                                                ------       -----        -----
Income (loss) before income taxes and minority interests................        (31.4)        14.5         27.7
Provision (benefit) for income taxes....................................         (5.8)         6.2          9.2
Minority interest in net income of consolidated joint ventures                   (2.8)        (2.1)        (1.1)
                                                                                ------       -----        -----
Net income (loss).......................................................        (28.4)%        6.2%        17.4%
                                                                                =======      =====        =====

1994 COMPARED TO 1993

         Net Revenue. Net revenue for the year ended December 31, 1994 declined by 2.6% from the prior year. Net revenue from the Company's home infusion therapy business declined primarily due to the pricing pressures imposed by third-party indemnity and managed care payors discussed above, the termination of certain physician relationships by the Company and the retroactive effect of case management discounts and larger discounts demanded by industry insurance carriers. Net revenue from the Company's IntraCare (outpatient infusion therapy) business declined by approximately $12.2 million due to direct competition from physicians. This decline in net revenue was offset by a $9.5 million increase in net revenue from the Company's lithotripsy business and the addition of an estimated $14 million of net revenue resulting from the HMSS acquisition. Additional factors affecting 1994 net revenue were the implementation of consistent Company-wide policies for recognition of contractual and other allowances, an effort to eliminate unprofitable business relationships and the renegotiation of physician relationships which were potentially incompatible with new regulatory requirements. Revenues for the fourth quarter of 1994 were $113.6 million, as compared to $119.9 million in the third quarter of 1994 on a pro forma basis including the HMSS acquisition for a full quarter, representing a decline of 5.3%. While no assurance can be given regarding the Company's future revenues, management believes that its fourth quarter net revenue may be a more accurate reflection of the Company's current operating environment than the Company's 1994 reported revenue taken as a whole.

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

         Selling, General and Administrative Expense. Selling, general and administrative expenses ("S,G&A") increased 8.2% over the prior year primarily as a result of the acquisition of HMSS. Excluding duplicative costs related to the Merger and the acquisition of HMSS, S,G&A expenses for 1994 remained substantially constant as compared to the prior year. Reductions in overall payroll and other administrative costs since consummation of the Merger were partially offset by costs incurred in the same period to establish a new corporate office prior to the realization of cost savings through planned reductions of the corporate staffs of the merged companies. Due to the integration process, certain personnel and professional fees, special incentive programs, travel, recruiting, relocation and other administrative expenses charged to operations, but necessary and related to the merger and consolidation activities, contributed to the increase in S,G&A. The Company estimates that the incremental expense related to these items was approximately $3.0 million. Additional costs not anticipated to exceed $4.0 million are expected to be incurred in the first half of 1995 to complete the consolidation process.

         Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts increased to $36.8 million in 1994 from $29.7 million in 1993 while going to 8.2% of net revenue in 1994 from 6.4% in 1993. This increase was due to a special provision of $17.3 million taken in 1994 related to disruptions in the Company's collection activities experienced during the Merger and post-Merger transaction process. The consolidation process associated with the merger included a broad restructuring of the Company's reimbursement organization and systems. This restructuring included the decentralization of centralized collection activities located in four locations and the relocation of such activities to the 100 branch locations. A significant portion of the charge resulted from the effects of the post-merger consolidation of the predecessor companies' multiple billing systems into, ultimately, one billing system for use at all locations and consolidations of offices and changes in personnel performing the billing and collection functions. As the Coram

Consolidation Plan commenced in the quarter ended September 30, 1994, management noted a significant increase in aging of receivables at various branches, which management concluded had resulted from distractions related to the merger and consolidation process, the transfer of billing information and patient files between branch offices, the termination of certain employees experienced in billing and collection, and the inability to complete or obtain documentation necessary to secure payment because of the termination of certain physician relationships and the elimination of some experienced branch personnel as part of the consolidation of branches then occurring. The amount of the charge was determined based on those factors, and also included a provision of $3.4 million for specific accounts rendered uncollectible because of relationships terminated as part of the merger. Management believes a minor portion of the overall provision may also be attributable to the accounting impact of implementing standardized policies for recognition of contractual and other allowances; however, the Company is unable to distinguish the impact of this factor in the Company's overall provision for estimated uncollectible accounts. The Company believes adequate provision for uncollectible accounts has been made as of December 31, 1994. However, the Company's ability to successfully collect its receivables depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes. Any further disruptions in those processes could adversely affect the ability of the Company to collect its receivables.

         Amortization of Goodwill. Amortization of goodwill increased in 1994 as a result of a full year of amortization being taken for acquisitions completed during 1993, as well as the acquisition of HMSS on September 12, 1994.

         Provision for Litigation Settlements. The provision for litigation settlements represents the estimated cash and non-cash costs of settling certain litigation matters, including the T(2) shareholder litigation, the T(2) OIG Settlement and the settlement of a dispute with the former principals of a company acquired by T(2) in 1992.

         Operating Income (Loss). The Company incurred an operating loss of $137.6 million in 1994, compared to operating income of $59.5 million in the prior year. Excluding the merger, restructuring, litigation charges and special accounts receivable provision, which were taken as discussed above, and totalled $164.5 million, the Company's operating income would have been $26.9 million. The Company's lithotripsy business contributed approximately $19.9 million of operating income in 1994 (after minority interest of $10.8 million) compared to a contribution of $15.9 million (after minority interest of $8.9 million) in 1993, excluding the allocation of certain corporate overhead costs. Based on its current contribution to operating income, any material change in the operations of the lithotripsy business could have a material adverse effect on the consolidated operating results of the Company. See "Impact of Pricing/Volume Trends."

         Net Interest Expense. Interest expense increased over the prior year primarily due to increased borrowings used to finance acquisitions, merger costs and other working capital needs.

         Other Income. The higher level of other income in 1993 compared to 1994 is primarily due to the $6.4 million gain realized on the sale of T(2)'s respiratory business in 1993.

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

         Selling, General and Administrative Expense. Selling, general and administrative expenses increased 54.7% over the prior year to 16.4% of net revenue compared to 11.8% in the prior year. The increase was primarily the result of lower than historical revenue gains without a corresponding decrease in the fixed components of S,G&A as well as legal and accounting fees associated with a special internal inquiry conducted by T(2).

         Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts increased to $29.8 million in 1993 from $24.0 million in 1992 while remaining relatively consistent comparing 1993 to 1992 as a percentage of net revenue, increasing to 6.4% in 1993 from 5.8% in 1992.

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

         Other Income. Other income includes net interest expense, compared to net interest income in the prior year, due primarily to increased borrowings used to finance acquisitions. Other income in 1993 includes the gain of $6.4 million on the sale of T(2)'s respiratory business.

         Minority Interest. Minority interest in net income of consolidated joint ventures increased primarily due to the acquisition of majority interests in several lithotripsy companies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities at December 31, 1994 was $36.5 million (including restricted cash of approximately $6.5 million), a decrease of $19.4 million from December 31, 1993. The ratio of total debt to equity was 0.5:1 at December 31, 1994 compared to 0.2:1 at December 31, 1993. The increase in the debt ratio is primarily attributable to borrowings by the Company under the Existing Credit Facility subsequent to the Merger. Working capital at December 31, 1994 was $83.4 million compared to $125 million at December 31, 1993. The principal reason for the decrease in working capital was reserves established by the Company in connection with the Coram Consolidation Plan and in connection with the settlement of the T(2) shareholders' litigation.

         Cash used by operating activities was $24.8 million for the year ended December 31, 1994 compared to $44.0 million of cash provided by operating activities for the year ended December 31, 1993. The decrease of approximately $68.8 million in cash from operating activities between 1993 to 1994 is primarily attributable to the Company's lower gross margin for the year ended December 31, 1994 and cash used to fund merger costs. EBITDA, excluding special charges recorded in connection with the Coram Consolidation Plan, litigation and certain other one-time costs, was $37.2 million for the year ended December 31, 1994 compared to $73.3 million for the year ended December 31, 1993. The decrease of approximately $48.3 million is primarily attributable to the reduction in gross profit which occurred in the year ended December 31, 1994. The difference between cash used in operating activities and EBITDA for the year ended December 31, 1994 is primarily due to cash payments for merger and restructuring costs of $34.6 million. The primary use of the $56.0 million net cash used by investing activities was

$61.5 million paid for the acquisition of businesses, net of cash acquired. The primary source of the $76.4 million net cash provided by financing activities were borrowings under the Company's line of credit.

         Under the Existing Credit Facility, the Company has a $150 million revolving facility, with a maturity date of June 30, 1996, and an available borrowing base of $120 million as of December 31, 1994. Base rate borrowings (as defined) are at a rate of zero to 1.25% over the greater of (i) prime rate or
(ii) Federal funds rate plus 0.5%, and LIBOR borrowings (as defined) are at a rate of LIBOR plus .875% to 2.25%. The Existing Credit Facility is secured by the stock of all of the Company's subsidiaries and contains standard financial covenants and conditions limiting the Company's ability to make certain expenditures. The Existing Credit Facility was predominantly used to repay amounts outstanding under the lines of credit maintained by the Company's predecessors prior to the Merger, to enable the Company to acquire HMSS and certain minority interests in T(2), and to pay certain expenses incurred by the Company in connection with the Merger and the Coram Consolidation Plan. The Company expects to incur deferred loan charges of approximately $1.2 million in order to refinance the Existing Credit Facility.

         A number of events in fiscal 1994 had a significant impact on the Company's financial statements, liquidity and results of operations. These events included the Merger, the T(2) OIG Settlement and the T(2) shareholders litigation and the implementation of the Coram Consolidation Plan.

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

         The reserve for settlement of the T(2) shareholder litigation represents the Company's estimate of the net costs of the ultimate disposition of the litigation based on discussions between the parties regarding the possible settlement of such litigation. There can be no assurance, however, that such litigation will be resolved pursuant to the terms currently under discussio or that the Company's ultimate liability will not exceed such estimate.

         The Company's liquidity, including cash provided by operating activities, anticipated sales of non-core businesses, the realization of certain tax benefits, the anticipated establishment of the Senior Credit Facility and the sale of the Convertible Notes and the Notes is believed to be adequate to finance planned capital expenditures, known operating needs, including the settlements of the legal proceedings referred to herein, and costs related to the Coram Consolidation Plan and the Caremark Consolidation Plan for at least the next twelve months; however, any restrictions on the Company's ability to access the Senior Credit Facility imposed by the Company's lenders could have a material adverse impact on the Company's liquidity. As of December 31, 1994 the Company does not have any material commitments for capital expenditures. As such the Company will continue to evaluate its capital structure, including the mix of equity and debt instruments outstanding at any point in time.

         As of December 31, 1994, approximately 57.9% of the assets of the Company consisted of goodwill. It is the Company's policy to review the recoverability of goodwill at least quarterly. If such review indicates that goodwill would not be recoverable, based on undiscounted estimated cash flows over the remaining amortization period, the carrying value of the goodwill would be reduced to estimated fair market value. Currently, the Company is implementing the Coram Consolidation Plan which is intended to generate cash flow from operations which will be sufficient to recover the carrying value of this goodwill. However, if sufficient cash flow from operations is not achieved, the Company may be required to write down such goodwill. Any such write down could have a material adverse effect upon the Company's financial position and results of operations.

         An inability to recover goodwill may be suggested by, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or, a material decrease in the fair value of some or all of the goodwill.

STATUS OF CORAM CONSOLIDATION PLAN

         Through February 28, 1995 the Company had completed a significant portion of the branch consolidation process, including the closure of 92 branch facilities and a reduction of approximately 510 employees.

         The following table summarizes the utilization of restructuring reserves through December 31, 1994 (in millions):

                                                             CASH      NON-CASH      TOTAL

Personnel Reduction Costs...........................         $6.2       $ 0.6        $ 6.8
Facility Reduction Costs............................          1.2        16.2         17.4
Discontinuance Costs................................           --        32.6         32.6
                                                             ----       -----        -----

                                                             $7.4       $49.4        $56.8
                                                             ====       =====        =====

         The accrual in the Company's Consolidated Balance Sheet for estimated future cash expenditures related to the Four-Way merger and the Coram Consolidation Plan at December 31, 1994 was $42.8 million. The Company currently estimates that future cash expenditures related to that accrual will be made in the following periods: 81% in 1995, 11% in 1996, 4% in 1997 and 4% in 1998 and thereafter. These estimated amounts and the periods in which they will be spent may change as cost estimates are finalized, and such changes may be material.

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

EXHIBIT
NUMBER                                  EXHIBIT
- ------                                  -------

2.1 Agreement and Plan of Merger dated as of February 6, 1994, by and among the Registrant, T(2), Curaflex, HealthInfusion,
               Medisys, T(2) Acquisition Company, CHS Acquisition Company, HII


               Acquisition Company and MI Acquisition Company (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form
               S-4).

2.2            First Amendment to Agreement and Plan of Merger dated as of May
               25, 1994, by and among the Registrant, T(2), Curaflex,
               HealthInfusion, Medisys, T(2) Acquisition Company, CHS
               Acquisition Company, HII Acquisition Company and MI Acquisition
               Company (Incorporated by reference to Exhibit 2.2 of Registration No. 33-53957 on Form S-4).

2.3            Second Amendment to Agreement and Plan of Merger dated as of July
               8, 1994 by and between the Registrant, T(2), Curaflex,
               HealthInfusion, Medisys, T(2) Acquisition Company, CHS
               Acquisition Company, HII Acquisition Company and MI Acquisition
               Company (Incorporated by reference to Exhibit 2.3 of the Registrant's Current Report on Form 8-K dated as of July 15,
               1994).

3.1 Certificate of Incorporation of Registrant, as amended through May 11, 1994 (Incorporated by reference to Exhibit 2.1 of
               Registration No. 33-53957 on Form S-4).

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

4.1 Form of Common Stock Certificate for the Registrant's common stock, $.001 par value per share.*

10.1           Amended and Restated Credit Agreement dated as of February 10,
               1995, by and among Curaflex, T(2), HealthInfusion, Medisys, and
               HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent
               (the "Amended Credit Agreement"). The exhibits and schedules to the Amended Credit Agreement are omitted from this Exhibit. The
               Company agrees to furnish supplementally any omitted exhibit or schedule to the Securities and Exchange Commission upon request.*

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

10.8 Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 of Registration No. 33-53957 on
               Form S-4).

EXHIBIT
NUMBER                                  EXHIBIT
- ------                                  -------

10.9 401(k) Plan of T(2) dated December 8, 1989 (Incorporated herein by reference to Exhibit 10(s) of T(2)'s Annual Report on Form
               10-K for the fiscal year ended September 30, 1989, filed with the Commission on or about December 29, 1988.

10.10 1988 Stock Option Plan of T(2), as amended and restated as of July 31, 1990 and as further amended as of (i) August 20, 1991;
               (ii) November 12, 1991; and (iii) July 6, 1992 (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on Form
               S-4).

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

10.15          Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
               (Incorporated by reference to Exhibit 10.62 of Registration No.
               33-53957 on Form S-4).

10.16          1989 Stock Option Plan of Medisys (Incorporated by reference to
               Exhibit 10.85 of Registration No. 33-53957 on Form S-4).

10.17 Form of Non-Plan Option Agreement of Medisys (Incorporated by reference to Exhibit 10.86 of Registration No. 33-53957 on Form
               S-4).

11             Statement regarding Computation of Per Share Earnings.*

22.1           Subsidiaries of the Registrant.*

23.1           Consent of Ernst & Young LLP.*

23.2           Consent of Deloitte & Touche LLP.*

23.3           Consent of KPMG Peat Marwick LLP.*

23.4           Consent of Arthur Andersen LLP.*

23.5           Consent of Coopers & Lybrand LLP.*

27             Financial Data Schedule.*

- ---------------

* Filed in original filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 1996.

                                       CORAM HEALTHCARE CORPORATION

                                       By:     /s/ Richard M. Smith
                                           -------------------------------
                                                 Richard M. Smith
                                             Chief Financial Officer

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Auditors..........................................................        F-2
Consolidated Balance Sheets -- As of December 31, 1994 and 1993..........................        F-7
Consolidated Statements of Operations -- Years Ended
  December 31, 1994, 1993 and 1992.......................................................        F-8
Consolidated Statements of Stockholders' Equity -- Years Ended
  December 31, 1994, 1993 and 1992.......................................................        F-9
Consolidated Statements of Cash Flows -- Years Ended December 31, 1994, 1993 and 1992 ...       F-10
Notes to Consolidated Financial Statements...............................................       F-11
Schedule II -- Valuation and Qualifying Accounts.........................................       F-32

Board of Directors
Coram Healthcare Corporation and subsidiaries

         We have audited the accompanying consolidated balance sheet of Coram Healthcare Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the 1994 financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation and subsidiaries at December 31, 1994, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1994 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                                 /s/  ERNST & YOUNG LLP
                                                 ----------------------
                                                 ERNST & YOUNG LLP

Orange County, California
February 17, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of T(2) Medical, Inc.

         We have audited the accompanying consolidated balance sheet of T(2) Medical, Inc. and its subsidiaries (the "Company") as of September 30, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of T(2) Medical, Inc. and subsidiaries at September 30, 1993, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1993 in conformity with generally accepted accounting principles.

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


/s/ Deloitte & Touche LLP
- -------------------------
Deloitte & Touche LLP

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

                                               /s/ KPMG PEAT MARWICK LLP
                                               -------------------------
                                               KPMG PEAT MARWICK LLP

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

                                                /s/ ARTHUR ANDERSEN LLP
                                                -----------------------
                                                ARTHUR ANDERSEN LLP

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

                                                 /s/ COOPERS & LYBRAND
                                                 ---------------------
                                                 COOPERS & LYBRAND

Minneapolis, Minnesota
February 11, 1994

                          CORAM HEALTHCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      ASSETS

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        1994             1993

CURRENT ASSETS:
 Cash and cash equivalents ...................................................       $  13,588        $  17,948
 Restricted cash .............................................................           6,458            5,023
 Accounts receivable, net of allowances of $22,297 in 1994 and $25,076 in 1993         111,000          112,944
 Investment in available-for-sale securities .................................          16,546           33,032
 Inventories .................................................................          11,064           11,158
 Prepaid taxes ...............................................................          11,430               --
 Deferred income taxes, net ..................................................          31,893            6,726
 Other current assets ........................................................           5,667            5,453
                                                                                     ---------        ---------
    Total current assets .....................................................         207,646          192,284
PROPERTY AND EQUIPMENT, NET ..................................................          25,902           42,917
JOINT VENTURES AND OTHER ASSETS ..............................................           8,651           26,558
DEFERRED INCOME TAXES NON-CURRENT ............................................             557               --
GOODWILL, NET ................................................................         333,359          294,118
                                                                                     ---------        ---------
TOTAL ASSETS .................................................................       $ 576,115        $ 555,877
                                                                                     =========        =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ............................................................       $  26,897        $  18,745
 Taxes payable ...............................................................              --            3,600
 Revolving lines of credit ...................................................              --           15,073
 Current maturities of long-term debt ........................................           5,911           13,684
 Deferred income taxes .......................................................           5,788            5,769
 Liabilities for securities sold under agreement to repurchase ...............           7,430               --
 Reserve for litigation ......................................................          22,720               --
 Accrued merger and restructuring ............................................          42,794               --
 Other accrued liabilities ...................................................          12,711           10,421
                                                                                     ---------        ---------
    Total current liabilities ................................................         124,251           67,292
REVOLVING LINES-OF-CREDIT ....................................................         108,099           22,093
LONG-TERM DEBT ...............................................................          12,718           18,063
MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES .............................           6,599            6,298
OTHER LIABILITIES ............................................................             665              499
DEFERRED INCOME TAXES NON-CURRENT ............................................           1,522            2,760
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, par value $.001, authorized 75,000 shares,
  issued 38,964 in 1994 and 37,793 in 1993 ...................................              39               38
 Additional paid-in capital ..................................................         341,328          328,390
 Stock purchase note .........................................................              --             (860)
 Unrealized loss on available-for-sale securities ............................            (279)              --
 Retained earnings (deficit) .................................................         (18,827)         111,304
                                                                                     ---------        ---------
    Total stockholders' equity ...............................................         322,261          438,872
                                                                                     ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................       $ 576,115        $ 555,877
                                                                                     =========        =========

                             See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         1994            1993             1992
                                                                         ----            ----             ----

NET REVENUE ..................................................       $ 450,496        $ 462,304        $ 413,100
COST OF SERVICE ..............................................         313,182          285,023          224,356
                                                                     ---------        ---------        ---------
 Gross profit ................................................         137,314          177,281          188,744
OPERATING EXPENSES:
 Selling, general and administrative expenses ................          81,907           75,706           48,927
 Provision for estimated uncollectible accounts ..............          36,817           29,751           24,036
 Amortization of goodwill ....................................           8,971            7,824            4,832
 Provision for litigation settlements ........................          23,220               --               --
 Merger costs ................................................          28,500            2,868               --
 Restructuring costs .........................................          95,500            1,600            2,385
                                                                     ---------        ---------        ---------
    Total operating expenses .................................         274,915          117,749           80,180
                                                                     ---------        ---------        ---------
OPERATING INCOME (LOSS) ......................................        (137,601)          59,532          108,564
OTHER INCOME (EXPENSE):

 Interest income .............................................           2,469            3,746            4,940
 Interest expense ............................................          (7,414)          (3,916)          (2,860)
 Equity in net income of unconsolidated joint ventures .......             800            1,357            2,918
 Gain (loss) on sales of property and equipment ..............            (255)           5,359             (254)
 Other income ................................................             320            1,146            1,305
                                                                     ---------        ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS .....        (141,681)          67,224          114,613
PROVISION (BENEFIT) FOR INCOME TAXES .........................         (26,231)          28,848           38,117
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED JOINT VENTURES          12,622            9,715            4,638
                                                                     ---------        ---------        ---------
NET INCOME (LOSS) ............................................       $(128,072)       $  28,661        $  71,858
                                                                     =========        =========        =========
NET INCOME (LOSS) PER COMMON SHARE:

 Primary .....................................................       $   (3.32)       $    0.76        $    1.95
                                                                     =========        =========        =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Primary .....................................................          38,633           37,778           36,812
                                                                     =========        =========        =========

                             See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            UNREALIZED
                                                                                             LOSS ON
                                              COMMON STOCK        ADDITIONAL     STOCK      AVAILABLE-     RETAINED
                                            ------------------     PAID-IN     PURCHASE      FOR-SALE      EARNINGS
                                            SHARES    AMOUNT       CAPITAL       NOTE       SECURITIES     (DEFICIT)     TOTAL
                                            ------    ------       -------       ----       ----------     ---------     -----

BALANCE, JANUARY 1, 1992 ..............     32,158   $      32   $ 193,521    $    (860)    $      --     $  37,846    $ 230,539
 Issuance of common stock, net ........      3,954           4     109,890           --            --            --      109,894
 Dividends ............................         --          --          --           --            --        (2,349)      (2,349)
 Distribution of S Corporation earnings         --          --          --           --            --       (15,428)     (15,428)
 Net income ...........................         --          --          --           --            --        71,858       71,858
                                            ------   ---------   ---------    ---------     ---------     ---------    ---------
BALANCE, DECEMBER 31, 1992 ............     36,112          36     303,411         (860)           --        91,927      394,514
 Issuance of common stock, net ........      1,681           2      24,979           --            --            --       24,981
 Dividends ............................         --          --          --           --            --        (5,012)      (5,012)
 Distribution of S Corporation earnings         --          --          --           --            --        (4,272)      (4,272)
 Net income ...........................         --          --          --           --            --        28,661       28,661
                                            ------   ---------   ---------    ---------     ---------     ---------    ---------
BALANCE, DECEMBER 31, 1993 ............     37,793          38     328,390         (860)           --       111,304      438,872
 Issuance of common stock, net ........      1,171           1      12,938           --            --            --       12,939
 Unrealized loss on available-for-sale
  securities ..........................         --          --          --           --          (279)           --         (279)
 Proceeds from stock purchase note ....         --          --          --          860            --            --          860
 Dividends ............................         --          --          --           --            --        (2,059)      (2,059)
 Net loss .............................         --          --          --           --            --      (128,072)    (128,072)
                                            ------   ---------   ---------    ---------     ---------     ---------    ---------
BALANCE, DECEMBER 31, 1994 ............     38,964   $      39   $ 341,328    $      --     $    (279)    $ (18,827)   $ 322,261
                                            ======   =========   =========    =========     =========     =========    =========

                             See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                          1994             1993             1992
                                                                          ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................       $(128,072)       $  28,661        $  71,858
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:

 Provision for estimated uncollectible accounts .................          19,517           29,751           24,036
 Special provision for additional uncollectible amounts .........          17,300               --               --
 Depreciation and amortization ..................................          22,871           18,983           11,876
 Income tax benefit of exercise of stock options ................              --               --           15,464
 Merger/restructuring costs not requiring cash ..................          50,100               --               --
 Litigation settlements not requiring cash ......................           5,520               --               --
 Deferred income taxes, net .....................................         (26,943)             377             (330)
 Minority interest in net income of consolidated joint ventures,
 net ............................................................            (978)           1,240              901
 (Gain) loss on sales of property and equipment .................             255           (5,359)             254
 (Gain) loss on sales of investments, net .......................            (177)            (115)             278
 Equity in net income of unconsolidated joint ventures, net .....             562              406           (1,154)
 Other, net .....................................................             675             (115)           1,165
 Change in assets and liabilities, net of acquisitions:
  Increase in accounts receivable ...............................         (20,597)         (17,683)         (35,483)
  Increase in prepaid expenses, inventories and other assets ....         (16,721)          (8,360)         (13,061)
  Decrease in current and other liabilities .....................          (3,112)          (3,834)          (9,997)
  Increase in accrued merger and restructuring ..................          37,787               --               --
  Increase in reserve for litigation ............................          17,200               --               --
                                                                        ---------        ---------        ---------
    Net cash provided (used) by operating activities ............         (24,813)          43,952           65,807
                                                                        ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of available-for-sale securities ............          17,207               --               --
 Purchases of available-for-sale securities .....................          (1,000)              --               --
 Purchases and sales of short-term investments, net .............              --           35,785          (66,668)
 Proceeds from sale of property and equipment ...................           1,100            5,439              150
 Proceeds from sales of joint ventures ..........................           1,050               --               --
 Purchases of property and equipment ............................          (8,950)         (14,701)         (11,101)
 Payments for acquisition of businesses, net of cash acquired ...         (61,450)         (60,364)         (57,153)
 Capital contributions to unconsolidated joint ventures .........          (3,945)         (11,897)          (7,380)
 Distributions of S corporation earnings ........................              --           (4,272)         (15,427)
                                                                        ---------        ---------        ---------
    Net cash used by investing activities .......................         (55,988)         (50,010)        (157,579)
                                                                        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of common stock, net of repurchases and issuance costs ...           2,597            1,296           50,887
 Borrowings of lines of credit ..................................         120,433               --               --
 Repayments of lines of credit ..................................         (49,500)              --               --
 Securities sold under agreements to repurchase .................           7,430               --               --
 Debt borrowings ................................................           2,180           62,941           22,809
 Repayment of debt ..............................................         (11,655)         (50,823)         (49,465)
 Cash dividends paid ............................................          (2,059)          (5,012)          (2,349)
 Exercise of stock options ......................................           7,015              223              291
                                                                        ---------        ---------        ---------
    Net cash provided by financing activities ...................          76,441            8,625           22,173
                                                                        ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH .................................          (4,360)           2,567          (69,599)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          17,948           15,381           84,980
                                                                        ---------        ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................       $  13,588        $  17,948        $  15,381
                                                                        =========        =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest ......................................................       $   9,596        $   3,868        $   2,963
                                                                        =========        =========        =========
  Income taxes ..................................................       $  16,692        $  32,183        $  28,174
                                                                        =========        =========        =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Issuance of stock in connection with acquisitions ..............       $   4,022        $  23,331        $  38,261
                                                                        =========        =========        =========
 Capital lease obligations for purchase of property and equipment       $      --        $   1,700        $      --
                                                                        =========        =========        =========
 Conversion of preferred stock to common stock ..................       $      --        $      --        $  20,009
                                                                        =========        =========        =========

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

         The results of operations previously reported by the Merged Entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                  YEARS ENDED
                                       SIX MONTHS ENDED           DECEMBER 31,
                                         JUNE 30, 1994        --------------------
                                          (UNAUDITED)         1993            1992
                                       -----------------      ----            ----
Net Revenue:
 T(2) ...........................         $ 115,770        $ 265,090        $ 264,562
 Curaflex .......................            48,989           89,152           75,127
 Medisys ........................            27,438           51,381           23,662
 HealthInfusion .................            34,515           56,681           49,749
                                          ---------        ---------        ---------
  Combined ......................         $ 226,712        $ 462,304        $ 413,100
                                          =========        =========        =========
Net Income (Loss):
 T(2) ...........................         $  (3,387)       $  35,504        $  64,859
 Curaflex .......................            (4,400)          (8,615)            (875)
 Medisys ........................               599              652            1,551
 HealthInfusion .................             1,703            1,120            6,323
 Coram Holding ..................              (304)              --               --
                                          ---------        ---------        ---------
  Combined ......................         $  (5,789)       $  28,661        $  71,858
                                          =========        =========        =========

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

                          CORAM HEALTHCARE CORPORATION

         Other Acquisitions -- During 1994, T(2) completed 55 acquisitions totaling $22.8 million which were accounted for as purchases. Individually and in the aggregate, the acquisitions were not considered material to the Company's financial position or results of operations. During the years ended December 31, 1993 and 1992, the Merged Entities completed numerous acquisitions. Acquisitions accounted for as poolings of interests (four in 1993 and five in 1992) are reflected in the accounts and operations of the Merged Entities for all periods presented. Acquisitions accounted for as purchases (15 in 1993 and 14 in 1992) are included in the operations of the Merged Entities subsequent to the dates of acquisitions.

         As of December 31, 1994, the Company had contingent "earn-out" obligations in connection with certain of these acquisitions. The Company may be required to pay under such contingent obligations for years ending after December 31, 1994, approximately $15.0 million, subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of $8.4 million of contingent obligations may be paid in cash. If these contingent payments are paid, they will be recorded as additional costs in excess of fair value in the period in which the payment becomes probable.

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

NET REVENUES:
 As previously reported -- fiscal year ended September 30, 1992...............   $250,944
 As adjusted to conform to the year ended December 31, 1992 ..................   $264,562

 As previously reported -- fiscal year ended September 30, 1993...............   $273,199
 As adjusted to conform to the year ended December 31, 1993 ..................   $265,090

NET INCOME:
 As previously reported -- fiscal year ended September 30, 1992...............    $64,959
 As adjusted to conform to the year ended December 31, 1992 ..................    $64,859

 As previously reported -- fiscal year ended September 30, 1993 ..............    $41,468
 As adjusted to conform to the year ended December 31, 1993 ..................    $35,504

         The adjustments made to conform T(2)'s previously reported amounts reflect the inclusion and exclusion, as necessary, of T(2)'s results of operations for the quarters ended December 31, 1993, 1992 and 1991.

                          CORAM HEALTHCARE CORPORATION

         Merger and Restructuring -- During September 1994, the Company initiated a merger and restructuring plan ("the Coram Consolidation Plan") to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reductions in personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan anticipated the costs associated with consummation of the merger transaction ("Merger Costs"); it also anticipated costs associated with severance and fringe benefits related to workforce reductions of approximately 630 employees ("Personnel Reduction Costs"), consolidation of existing operating and corporate office facilities and disposition of redundant equipment and inventories ("Facility Reduction Costs") and the impact of changes in strategic direction related to certain non- core businesses ("Discontinuance Costs") (collectively "Restructuring Costs"). In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $92.3 million in estimated restructuring costs. Additionally, upon the completion of the HMSS acquisition, the Company extended the Coram Consolidation Plan to include the consolidation of HMSS operations. Accordingly, the Company recorded estimated restructuring costs of $3.2 million related to the HMSS transaction. The estimated costs associated with each component of the Coram Consolidation Plan, including the writedown of existing assets to their estimated net realizable value were as follows (in thousands):

                                                   CASH         NON-CASH
                                               EXPENDITURES     CHARGES       TOTAL
                                               ------------     -------       -----

Merger Costs .............................       $27,900       $   600       $28,500
                                                 =======       =======       =======
Personnel Reduction Costs.................       $26,200       $   600       $26,800
Facility Reduction Costs..................        15,600        16,300        31,900
Discontinuance Costs .....................         4,200        32,600        36,800
                                                 -------       -------       -------
Restructuring Costs ......................       $46,000       $49,500       $95,500
                                                 =======       =======       =======

         Merger costs of $28.5 million consist of executive severance payments of $11.8 million for payments directly related to the merger based on the forms of the respective employment agreements, including covenants not to compete, or prior service provisions, $6.6 million of investment banking fees, $6.9 million of consulting, legal and accounting fees, and $3.2 million of other costs incurred as a direct result of the merger.

         Personnel reduction costs include severance payments, fringe benefits and taxes related to employees to be terminated as part of the restructuring, costs of terminating executives, buying out employment and consulting contracts as part of the restructuring, and approximately $3.5 million of direct incremental consulting, legal and accounting fees to develop and implement the restructuring plan.

                          CORAM HEALTHCARE CORPORATION

         Facility reduction costs resulting in cash expenditures consist of the cost of fulfilling or buying out existing lease commitments on branch facilities and corporate offices that will be closed as part of the restructuring, reduced by any sublease income. These branches are located throughout the United States. The corporate offices are located in Alpharetta, GA, Houston, TX, Miami, FL, Minneapolis, MN and Ontario, CA. It also includes related costs for equipment leases and facility closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. Those assets include pharmacy equipment, office and warehouse furniture and fixtures, computer hardware and software, and leasehold improvements. It also includes inventory that has no future value because of the restructuring.

         Discontinuance costs are principally non-cash and consist of the loss on disposal of non-core businesses. The principal businesses are long-term care ("Pharmcare"), ambulatory surgery centers ("Surgex"), specialized pediatric services ("Kids Medical") and Northside Diet Center. In addition, there are several dozen smaller entities, including certain joint ventures and partnerships, that will be disposed of at losses that are not expected to exceed $1 million individually or $15.4 million in the aggregate.

         Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. Revenues include revenues from non- core businesses that will not be continued of approximately $40 million in 1994; operating results were not material.

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

         Through December 31, 1994, the Company had completed a significant portion of the branch consolidation process, including the closure of 75 branch facilities and a reduction of approximately 500 employees. The Company has made total payments and recorded asset write-downs through December 31, 1994, as follows (in thousands):

                          CORAM HEALTHCARE CORPORATION

                                                          CASH        NON-CASH       TOTAL
                                                          ----        --------       -----

Merger Costs .................................          $25,100       $   600       $25,700
                                                        =======       =======       =======
Personnel Reduction Costs.....................          $ 6,200       $   600       $ 6,800
Facility Reduction Costs......................            1,200        16,200        17,400
Discontinuance Costs .........................               --        32,600        32,600
                                                        -------       -------       -------
Restructuring Costs ..........................          $ 7,400       $49,400       $56,800
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

  Summary of Significant Accounting Policies

         Basis of Presentation and Principles of Consolidation -- The consolidated financial statements include the accounts of Coram, its subsidiaries and joint ventures in which ownership is 51% or greater. All material intercompany accounts and transaction balances have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence and has an ownership interest of 20 to 50%. The cost method is used to account for investments in which ownership is less than 20%.

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

                          CORAM HEALTHCARE CORPORATION

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

         Goodwill -- Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. At December 31, 1994 and 1993, total accumulated amortization of

                          CORAM HEALTHCARE CORPORATION
goodwill was approximately $28.4 million and $19.1 million, respectively.

         Goodwill from acquisitions consummated prior to the merger and the HMSS acquisition is amortized over useful lives ranging from 30 to 40 years. Goodwill will be amortized over an average useful life of approximately 30 years for all companies purchased subsequent to December 31, 1994. The Company periodically assesses the recoverability of goodwill at least quarterly and more frequently if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced to the estimated fair value. The Company estimates cash flows using its judgments as to the future profitability of its operations and the changing dynamics of the healthcare industry.

         An inability to recover goodwill may be suggested by, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or, a material decrease in the fair value of some or all of the goodwill.

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

2. INVESTMENTS

         The carrying value of the Company's available-for-sale securities and their approximate fair values at December 31, 1994 were as follows (in thousands):

                          CORAM HEALTHCARE CORPORATION

                                                                   AMORTIZED   UNREALIZED   APPROXIMATE
                                                                     COST        LOSSES     FAIR VALUE
                                                                     ----        ------     ----------

U.S. Government agencies .....................................     $   329       $     4       $   325
Asset and mortgage-backed securities..........................       8,256           171         8,085
U.S. Treasury obligations ....................................       7,531            93         7,438
Corporate obligations ........................................         704            11           693
Other securities .............................................           5            --             5
                                                                   -------       -------       -------
    Total ....................................................     $16,825       $   279       $16,546
                                                                   =======       =======       =======

         In accordance with the Company's previous investment accounting policy, the aggregate carrying value and estimated fair value of investments at December 31, 1993 were as follows (in thousands):

                                                                            APPROXIMATE
                                                              COST           FAIR VALUE
                                                              ----           ----------

U.S. Government agencies ............................       $ 1,313             $ 1,323
Asset and mortgage-backed securities.................        18,438              18,484
U.S. Treasury obligations ...........................        12,296              12,307
Corporate obligations ...............................           985                 986
                                                            -------             -------
    Total ...........................................       $33,032             $33,100
                                                            =======             =======

         The amortized cost and approximate market value of investment securities at December 31, 1994, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       AMORTIZED   APPROXIMATE
                                                                                         COST       FAIR VALUE

Due in one year or less ........................................................       $ 5,618       $ 5,574
Due after one year through five years ..........................................         2,951         2,887
Asset and mortgage-backed securities ...........................................         8,256         8,085
                                                                                       -------       -------
                                                                                       $16,825       $16,546
                                                                                       =======       =======

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

         Gross realized gains and losses on sale of available-for-sale securities were as follows (in thousands):

                                                                                   YEAR ENDED DECEMBER 31,

                                                                                  1994        1993       1992
                                                                                  ----        ----       ----

Gain......................................................................        $  8        $ 69        $182
Loss......................................................................        $136        $264        $506

3. PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows (in thousands):

                          CORAM HEALTHCARE CORPORATION

                                                                        DECEMBER 31,
                                                                 -------------------------
                                                                   1994              1993
                                                                   ----              ----

Land and buildings ...........................                   $ 3,135           $ 3,218
Leasehold improvements .......................                     4,943             4,570
Machinery and equipment ......................                    50,940            51,703
Furniture and fixtures .......................                     5,898             9,848
Vehicles .....................................                     5,493             5,274
                                                                 -------           -------
                                                                  70,409            74,613
Less accumulated depreciation and amortization                    44,507            31,696
                                                                 -------           -------
                                                                 $25,902           $42,917
                                                                 =======           =======

4. LINES OF CREDIT AND LONG-TERM DEBT

         Lines of credit and Long-term debt were as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                            -----------------------
                                                                              1994           1993
                                                                              ----           ----

Revolving lines of credit ...........................................       $108,099       $ 37,166
Subordinated convertible debentures, at 9%, with semi-annual interest payments, due June 30, 1996, convertible into common stock at the
 conversion rate of $16.36 ..........................................          7,000          7,000
Other obligations, including capital leases, at rates ranging from 6%
 to 16%, collateralized by certain property and equipment ...........         11,629         24,747
                                                                            --------       --------
                                                                             126,728         68,913
Less current maturities .............................................          5,911         28,757
                                                                            --------       --------
                                                                            $120,817       $ 40,156
                                                                            ========       ========

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

                          CORAM HEALTHCARE CORPORATION

The agreement contains a commitment fee ranging from 0.25% to 0.5% on the unused balance.

         The Company was in compliance with financial ratios and restrictive covenants at December 31, 1994 and for the year then ended.

         At December 31, 1994, the Company was obligated to make principal payments on long-term debt outstanding as follows (in thousands):

Year Ending December 31,
 1995.............................................    $  5,911
 1996.............................................     117,879
 1997.............................................         866
 1998.............................................         820
 1999 and thereafter..............................       1,252
                                                      --------
                                                      $126,728
                                                      ========

5. INCOME TAXES

         The components of consolidated income tax provision (benefit) were as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1994            1993            1992
                                                            ----            ----            ----

Current:
 Federal .........................................        $    237        $ 27,019        $ 33,138
 State ...........................................              68           3,479           4,793
                                                          --------        --------        --------
    Total ........................................             305          30,498          37,931
                                                          --------        --------        --------
Deferred:
 Federal .........................................        $(17,676)       $ (1,440)       $    146
 State ...........................................          (8,860)           (210)             40
                                                          --------        --------        --------
    Total ........................................         (26,536)         (1,650)            186
                                                          --------        --------        --------
    Provision (benefit) for income taxes..........        $(26,231)       $ 28,848        $ 38,117
                                                          ========        ========        ========

         The following table reconciles the effective income tax rate (benefit) to the federal statutory rate:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                              1994         1993         1992
                                                              ----         ----         ----

Federal statutory rate ..............................        (35.0)%       35.0%        34.0%
Valuation allowance .................................         15.9          6.8         --
S corporation income ................................         --           (3.0)        (4.9)
State income taxes, net of federal income tax benefit         (5.4)         5.8          3.9
Non-deductible merger costs .........................          3.2          0.3         --
Goodwill ............................................          1.1          2.0          1.1
Other ...............................................          3.1          3.3          0.5
                                                             -----         ----         ----
Effective income tax rate (benefit) .................        (17.1)%       50.2%        34.6%
                                                             =====         ====         ====

         The temporary differences, tax effected, which give rise to the Company's net deferred tax asset (liability) were as follows (in thousands):

                          CORAM HEALTHCARE CORPORATION

                                                              DECEMBER 31,
                                                       -------------------------
                                                       1994                 1993
                                                       ----                 ----

Deferred tax assets:
 Restructuring costs .......................        $ 33,320               $    --
 Net operating loss carryforwards...........          14,031                12,358
 Accrued litigation ........................          10,286                    69
 Allowance for doubtful accounts ...........          11,146                 5,656
 Accrued vacation ..........................             975                   680
 Other .....................................           1,303                   383
                                                    --------              --------
    Total gross deferred tax asset..........          71,061                19,146
    Less valuation allowance ...............         (38,611)              (12,420)
                                                    --------              --------
    Net deferred tax asset .................          32,450                 6,726

Deferred tax liabilities:
 State taxes ...............................          (4,911)                 (442)
 Amortization of intangibles ...............          (1,492)                 (925)
 Partnerships ..............................            (608)               (5,327)
 Other .....................................            (299)               (1,835)
                                                    --------              --------
    Total deferred tax liabilities..........          (7,310)               (8,529)
                                                    --------              --------
Net deferred tax asset (liability)..........        $ 25,140              $ (1,803)
                                                    ========              ========

         During the year ended December 31, 1992, the principal differences resulting in the deferred income tax provision of $186,000 were not significant.

         At December 31, 1994, the Company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $35 million which are available to offset future federal taxable income, expiring in the years 2002 through 2008. The NOL carryforwards were generated by Curaflex prior to the merger. Accordingly, the NOLs contain separate return limitations restricting their use to Curaflex and its subsidiaries. In addition, the NOLs have a maximum annual usage limitation of approximately $4.5 million as imposed under Section 382 of the Internal Revenue Code.

         For financial reporting purposes, a valuation allowance of approximately $14 million has been recognized to offset the deferred tax assets related to these NOLs. An additional valuation allowance has been recognized to offset the deferred tax assets which cannot be realized as part of the Company's loss carryback. Both valuation allowances when realized will benefit the Company's income tax provision.

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

                          CORAM HEALTHCARE CORPORATION

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

7. STOCKHOLDERS' EQUITY

         At December 31, 1994, the Company was authorized to issue 10 million shares of preferred stock, $.001 par value, which may be issued at the discretion of the Company's Board of Directors without further stockholder approval. The Board can also determine

                          CORAM HEALTHCARE CORPORATION
the preferences, rights, privileges and restrictions of any series of preferred stock. At December 31, 1994, there were no shares of preferred stock issued and outstanding.

         In accordance with the Merger Agreement, Coram assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the Company's Board of Directors. In addition, the Company has implemented the 1994 Stock Option Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which an aggregate of up to 7.9 million shares of common stock are reserved for issuance. In 1994, options to purchase approximately 5.0 million shares of Coram stock were issued under the 1994 Plan and no shares were issued under the Purchase Plan.

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

                          CORAM HEALTHCARE CORPORATION

                                                                 SHARES       EXERCISE PRICE
                                                               OUTSTANDING       PER SHARE
                                                               -----------       ---------

Balance at January 1, 1992 ...................                    2,750        $0.79 - $49.90
 Options granted .............................                    1,469        7.60 -                  92.26
 Options exercised ...........................                     (385)       0.79 -                  51.19
 Options cancelled ...........................                     (296)       1.38 -                  92.26
                                                                  -----        --------------       -----
Balance at December 31, 1992 .................                    3,538        0.79 -                  92.26
 Options granted .............................                    1,254        9.52 -                  41.67
 Options exercised ...........................                     (258)       0.79 -                  32.92
 Options cancelled ...........................                     (714)       1.38 -                  51.19
                                                                  -----        --------------       -----
Balance at December 31, 1993 .................                    3,820        1.44 -                  92.26
 Options granted .............................                    5,080        11.00 -                 18.41
 Options exercised ...........................                     (867)       1.44 -                  19.84
 Options cancelled ...........................                     (914)       1.44 -                  92.26
                                                                  -----        --------------       -----
Balance at December 31, 1994 .................                    7,119        $1.44 - $92.26
                                                                  =====        ==============       =====
Total options exercisable at December 31, 1994                    1,732        $1.44 - $92.26
                                                                  =====        ==============       =====

         The Company has an option agreement outside of the 1994 Plan, with a firm performing consulting services to the Company. An option to purchase 0.6 million shares of the Company's common stock was granted as of November 2, 1994 at an exercise price of $15.63 and expires in November 1999. This option vests over a 3 year period, commencing in November 1994. It is the Company's policy to account for these options using the fair value method of measurement at the date of grant.

  Warrants to Purchase Common Stock

         In connection with the settlement of certain stockholder litigation the Company has issued warrants to acquire approximately 0.5 million shares of the Company's common stock at an exercise price ranging from $18 per warrant, subject to adjustment. The Company has agreed, subject to court approval and certain other contingencies, to issue additional warrants to acquire up to 2.5 million shares of the Company's common stock at an exercise price of $20.25 per warrant, subject to adjustment (see Note 8).

         In addition, stock purchase warrants outstanding at December 31, 1994, which had been issued by the Merged Entities prior to the merger were converted into warrants to acquire approximately 0.2 million shares of the Company's stock at a price ranging from $12.58-$29.63 per warrant. Certain of these warrants do not have an expiration date.

8. COMMITMENTS AND CONTINGENCIES

  Leases

         The Company leases office, other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments including real estate taxes and other operating costs. Total rental expense for 1994, 1993 and 1992 was approximately $14.8 million, $14.3 million and $10.8 million,

                          CORAM HEALTHCARE CORPORATION
respectively. At December 31, 1994 the aggregate future minimum lease commitments were as follows (in thousands):

                                                       CAPITAL           OPERATING
                                                        LEASE              LEASES
                                                        -----              ------

Year Ending December 31,
 1995 ............................................      $ 2,844            $ 7,845
 1996 ............................................        1,376              5,560
 1997 ............................................          617              3,876
 1998 ............................................          484              1,795
 1999 and thereafter .............................           --                957
                                                        -------            -------
 Total minimum lease payments ....................        5,321             20,033
 Less amounts representing interest...............          582                 --
                                                        -------            -------
 Net minimum lease payments ......................      $ 4,739            $20,033
                                                        =======            =======

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

  Litigation

         The Company has entered into a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a proposed settlement of class action shareholder litigation which was initiated against T(2) in 1992. The settlement provides for the Company to pay the shareholder class $25 million in cash (of which approximately $7.8 million will be contributed by the Company's insurance carriers), and to issue warrants to acquire an aggregate of approximately 2.5 million shares of the Company Common Stock at an exercise price of $20.25, subject to adjustment. The Company has accrued $19.7 million. The detail of this accrual is as follows: $25 million cash, less $7.8 million insurance carrier contribution plus warrants, valued at $1 each, to acquire 2.5 million shares of the Company's stock. The Stipulation is subject to the review and approval of the court on May 5, 1995 and certain other contingencies, and there can be no assurance that the settlement will be consummated.

                          CORAM HEALTHCARE CORPORATION

         During September 1994, the Company also settled a dispute with the former principals of a company acquired by T(2) in 1992 related to the valuation of that acquisition transaction. The dispute was settled with the Company issuing to the former principals, warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $18, subject to adjustment. The Company is obligated to make a cash payment of up to $4 million to the warrantholders at the end of the five-year term of the warrants; provided, however, that the payment will be reduced, dollar-for-dollar, to the extent of the aggregate positive spread in excess of $16.00 per share on any warrants exercised prior to, or exercisable at the end of, the five year term of the warrants. The Company's obligation to make any cash payment terminates if the Company's stock price exceeds $26.00 for any five consecutive business days during the term of the warrants. The Company has a litigation accrual of $3.0 million related to this settlement. The detail of this accrual is as follows: warrants valued at $1 each to acquire 0.5 million shares of the Company's stock, and the obligation to pay up to $4 million which is valued at the present value of $2.5 million.

         In September 1994, the Company announced that T(2) had agreed to settle the investigations conducted by Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services regarding T(2)'s financial arrangements with physicians. T(2), in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The order further requires T(2) to comply with certain standards when providing management or other services to physicians. Under the terms of the settlement, T(2) paid the federal government $500,000 to reimburse the government for the costs of its investigation and settle its claims. T(2) will continue to participate in the Medicare/Medicaid programs. On September 30, 1994, the U.S. District Court for the Northern District of Georgia (Atlanta Division) approved the settlement.

         The Company believes it has adequate liquidity to pay these settlements under the revolving line of credit.

         The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  Other Commitments

                          CORAM HEALTHCARE CORPORATION

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

         At December 31, 1994, the carrying amount and the estimated fair value of such financial instruments consisted of the following:

                                                                   CARRYING    ESTIMATED
                                                                    AMOUNT     FAIR VALUE
                                                                    ------     ----------

Investment securities..........................................     $16,546     $16,546
Long-term debt, including current portion......................    $126,728    $127,116

         The estimated fair value of investment securities is based on quoted market prices and dealer quotes. The estimated fair value of long-term debt was determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. See Note 2 and
Note 4 for additional disclosures relating to the Company's investment securities and long-term debt, respectively. The Company has investments in unconsolidated subsidiaries totaling approximately $3.2 million. Since these subsidiaries are all closely held companies and there are no quoted market prices, it is not practicable to estimate the fair value of such investments.

         The fair value estimates presented herein are based on information available to management as of December 31, 1994. Management is not aware of any subsequent factors that would significantly affect the estimated fair value amounts.

                          CORAM HEALTHCARE CORPORATION

10.      QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER SHARE DATA)
         (UNAUDITED)

                                                     1ST QUARTER     2ND QUARTER      3RD QUARTER      4TH QUARTER
                                                     -----------     -----------      -----------      -----------
Year Ended December 31, 1994
 Net revenue ...................................      $ 113,065       $ 113,647        $ 110,206        $ 113,578
 Gross profit ..................................         36,050          36,356           31,432           33,476
 Net income (loss) .............................      $   3,211       $  (9,000)       $(121,176)       $  (1,107)
                                                      =========       =========        =========        =========
 Net income (loss) per common share:
  Primary ......................................      $    0.08       $   (0.23)       $   (3.14)       $   (0.03)
                                                      =========       =========        =========        =========
Year Ended December 31, 1993
 Total revenue .................................      $ 113,416       $ 117,885        $ 119,259        $ 111,744
 Gross profit ..................................         47,590          48,173           47,881           33,637
 Net income (loss) .............................      $  10,217       $  12,680        $  10,235        $  (4,471)
                                                      =========       =========        =========        =========
 Net income (loss) per common share:
  Primary ......................................      $    0.27       $    0.33        $    0.27        $   (0.12)
                                                      =========       =========        =========        =========

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

11. SUBSEQUENT EVENTS

  Caremark

         In January 1995, the Company announced that it had reached a definitive agreement to acquire Caremark International Inc.'s alternate site infusion business. Under the terms of the agreement, the Company will pay Caremark approximately $310 million, subject to a net asset adjustment of up to $18 million. Consummation of the transaction is subject to the Company obtaining certain debt financing, which is currently being undertaken, and other normal closing conditions, including required government approvals. The acquisition will be accounted for as a purchase and accordingly, Caremark's results of operations, after consummation of the transaction, will be included in the Company's operating results. Additionally, effective March 1, 1994 Caremark acquired the assets and assumed certain liabilities of Critical Care America ("CCA"). The CCA transaction was accounted for using the purchase method of accounting.

         Unaudited pro forma financial position and results of operations of the Company, as of and for the year ended December 31, 1994, assuming the purchases of the Caremark Business

                          CORAM HEALTHCARE CORPORATION
and CCA had occurred at the beginning of the period, are as follows (in thousands):

                                                                                 Unaudited         Unaudited       Unaudited
                                             Historical        Historical       Historical        Pro Forma       Pro Forma
                                               Coram            Caremark           CCA           Adjustments      Combined
                                             ----------        ----------       ----------       -----------      ---------
Assets
 Current Assets .........................     $ 207,700        $ 184,900                         $ (23,100)       $ 369,500
                                              =========        =========                         =========        =========
 Total Assets ...........................     $ 576,100        $ 418,700                         $ (20,000)       $ 974,800
                                              =========        =========                         =========        =========

Liabilities and Stockholders'
  Equity
 Total Current Liabilities ..............     $ 124,300        $  81,700                                --        $ 206,000
 Revolving Lines of Credit
    and Long Term Debt ..................       120,800              600                           321,900          443,300
 Other Liabilities ......................         8,800           35,300                                --           44,100
 Total Stockholders' Equity .............       322,200          301,100                         $(341,900)         281,400
                                              ---------        ---------                         ---------        ---------
 Total Liabilities and
   Stockholders' Equity .................     $ 576,100        $ 418,700                         $ (20,000)       $ 974,800
                                              =========        =========                         =========        =========

Net Revenue .............................     $ 450,500        $ 441,900        $  31,100        $      --        $ 923,500
Cost of Service .........................       313,200          338,200           26,200               --          677,600
                                              ---------        ---------        ---------        ---------        ---------
Gross profit ............................       137,300          103,700            4,900               --          245,900
Total operating expenses ................       274,900          106,300            8,000            5,800          395,000
                                              ---------        ---------        ---------        ---------        ---------
Operating loss ..........................     $(137,600)       $  (2,600)       $  (3,100)       $  (5,800)       $(149,100)
                                              =========        =========        =========        =========        =========
Interest expense, net ...................     $  (4,900)       $    (500)       $      --          (35,000)         (40,400)
Net loss ................................     $(128,100)       $  (2,400)       $  (1,600)       $ (33,800)       $(165,900)
                                              =========        =========        =========        =========        =========
Net loss per common share (primary)                                                                               $   (4.29)
                                                                                                                  =========
Weighted average common shares
  outstanding (primary) .................                                                                            38,633
                                                                                                                  =========


         The unaudited historical CCA amounts represent the results of operations for the two months prior to the CCA acquisition on March 1, 1994. Subsequent to the acquisition CCA is included in the operations of Caremark.

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

         The pro forma adjustments to financial position primarily relate to the increase in debt to be incurred by the Company to finance the acquisition of Caremark. In addition, the Company expects goodwill associated with the acquisition to be approximately $250 million, including $196 million of purchased goodwill. The pro forma adjustments to operational expenses are due to interest expense on the acquisition debt and adjustments to amortization of the excess purchase price over the net assets and liabilities assumed and is subject to change based upon finalizing the purchase agreement, asset valuation and potential future

                          CORAM HEALTHCARE CORPORATION
restructuring costs. The pro forma adjustments do not give affect to any benefits derived from the anticipated closures of a substantial number of branches, reduction of corporate administrative expenses and other savings. Additionally, interest expense could change significantly depending upon the structure of the financing which has not yet been determined.

         The Company, on a preliminary basis, has estimated that the amount of the charge will be approximately $32 million, of which approximately $12 million is estimated to be non-cash. The estimated charge consists of personnel and facility reduction costs of approximately $14 million and approximately $18 million, respectively. The Company expects to revise these estimates upon completion of the acquisition of the Caremark Business, and no assurance can be given as to the amounts of the actual costs that will be incurred or the amount of savings, if any, that may be realized.

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

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE AT    CHARGED TO    CHARGED TO
                                                         BEGINNING     COSTS AND    OTHER ACCOUNTS    DEDUCTIONS       BALANCE AT
           DESCRIPTION                                   OF PERIOD      EXPENSES      DESCRIBE         DESCRIBE       END OF PERIOD
           -----------                                   ---------      --------      --------         --------       -------------
Year Ended December 31, 1994
 Reserve and allowances deducted from asset
  accounts:
 Allowance for uncollectible accounts...............      $25,076       $36,817     $3,901(2)       $(46,383)(1)       $22,297
                                                                                                        2,886(3)

Year Ended December 31, 1993
 Reserve and allowances deducted from asset
   accounts:
   Allowance for uncollectible accounts...............    $17,530(2)    $29,751     $2,834(2)       $(24,788)(1)       $25,076
                                                                                                        (251)(3)
Year Ended December 31, 1992
 Reserve and allowances deducted from asset
  accounts:
  Allowance for uncollectible accounts...............     $18,953(2)    $24,036     $1,948(2)       $(27,407)(1)       $17,530

- ---------------
(1) Accounts written off, net of recoveries.
(2) Balance acquired in purchase acquisition(s).
(3) Other charges.