Form 10-Q/A
period 1995-03-31
CORAM HEALTHCARE CORP
filed 1996-04-08
CIK 924174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 8, 1995 was 39,682,277.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1995              1994
                                                                                     ----              ----
CURRENT ASSETS:

 Cash and cash equivalents...................................................  $ 14,231             $ 13,588
 Restricted cash.............................................................     7,349                6,458
 Accounts receivable, net of allowance of $18,474 and $17,990................   106,419              109,087
 Investment in available-for-sale securities.................................    15,499               16,546
 Inventories.................................................................    11,250               11,864
 Prepaid taxes...............................................................     9,739               11,510
 Deferred income taxes, net..................................................    32,538               31,893
 Other current assets........................................................    20,784                7,251
                                                                               --------             --------
    Total current assets.....................................................   217,809              208,197
PROPERTY AND EQUIPMENT, NET..................................................    23,744               25,902
JOINT VENTURES AND OTHER ASSETS..............................................    18,073                8,546
DEFERRED INCOME TAXES NON-CURRENT............................................       556                  556
GOODWILL, NET................................................................   337,269              333,238
                                                                               --------             --------
TOTAL ASSETS.................................................................  $597,451             $576,439
                                                                               --------             --------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable............................................................  $ 32,553             $ 27,098
 Current maturities of long-term debt........................................     5,562                5,911
 Deferred income taxes.......................................................     5,818                5,788
 Liabilities for securities sold under agreement to repurchase...............     7,365                7,430
 Reserve for litigation......................................................    22,647               22,720
 Accrued merger and restructuring............................................    35,958               43,594
 Other accrued liabilities...................................................    13,632               11,845
                                                                               --------             --------
    Total current liabilities................................................   123,535              124,386
REVOLVING LINES-OF-CREDIT....................................................   122,300              108,099
LONG-TERM DEBT...............................................................    10,801               11,627
MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES.............................     4,729                6,599
OTHER LIABILITIES............................................................     1,885                1,945
DEFERRED INCOME TAXES NON-CURRENT............................................     1,522                1,522
STOCKHOLDERS' EQUITY:

 Common stock par value $.001, authorized 75,000 shares, issued 39,454
   in 1995 and 38,964 in 1994................................................        39                   39
 Additional paid-in capital..................................................   347,071              341,328
 Unrealized loss on available-for-sale securities............................      (193)                (279)
 Retained earnings (deficit).................................................   (14,238)             (18,827)
                                                                                -------              -------
    Total stockholders' equity...............................................   332,679              322,261
                                                                               --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................  $597,451             $576,439
                                                                               ========             ========

                             See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                  ---------------

                                                                                                1995       1994
                                                                                                ----       ----
NET REVENUE.............................................................................      $104,778   $113,065
COST OF SERVICE:
 Drugs and supplies.....................................................................        37,227     34,650
 Clinical services......................................................................        38,382     42,365
                                                                                              --------   --------
    Total cost of service...............................................................        75,609     77,015
                                                                                              --------   --------
 Gross Profit...........................................................................        29,169     36,050
OPERATING EXPENSES:

 Selling, general and administrative expenses...........................................        17,885     19,584
 Provision for estimated uncollectible accounts.........................................         4,013      4,732
 Amortization of goodwill...............................................................         2,790      2,135
 Restructuring costs (benefit)..........................................................        (4,131)        --
                                                                                              --------   --------
    Total operating expenses............................................................        20,557     26,451
                                                                                              --------   --------
OPERATING INCOME........................................................................         8,612      9,599
OTHER INCOME (EXPENSE):

 Interest income........................................................................           402        715
 Interest expense.......................................................................        (3,436)    (1,168)
 Other income...........................................................................           338        151
                                                                                              --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS.......................................         5,916      9,297
PROVISION (BENEFIT) FOR INCOME TAXES....................................................        (1,105)     3,695
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED JOINT VENTURES..........................         2,432      2,391
                                                                                              --------   --------
NET INCOME..............................................................................      $  4,589   $  3,211
                                                                                              ========   ========
NET INCOME PER COMMON SHARE:

 Primary................................................................................      $   0.11   $   0.08
                                                                                              ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Primary................................................................................        40,939     38,616
                                                                                              ========   ========


                             See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                 ---------------
                                                                                                1995        1994
                                                                                                ----        ----



CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income.............................................................................      $  4,589    $ 3,211
 Adjustments to reconcile net income to net cash provided (used) by operating activities:

  Provision for estimated uncollectible accounts........................................         4,013      4,732
  Depreciation and amortization.........................................................         5,571      5,311
  Merger/restructuring benefit..........................................................        (4,131)        --
  Deferred income taxes, net............................................................          (615)       500
  Minority interest in net income of consolidated joint ventures, net...................          (493)       469
  Equity in net income of unconsolidated joint ventures, net............................           (11)        21
  Other, net............................................................................           (29)        43
  Change in assets and liabilities, net of acquisitions and dispositions:

   Accounts receivable..................................................................        (6,414)    (9,355)
   Prepaid expenses, inventories and other assets.......................................        (7,801)    (4,259)
   Current and other liabilities and reserve for litigation.............................         6,123     (8,435)
   Accrued merger and restructuring.....................................................        (7,218)        --
                                                                                              --------    -------
    Net cash provided (used) by operating activities....................................        (6,416)    (7,762)
                                                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale and maturities of available-for-sale securities.....................         1,133      4,956
 Proceeds from sales of property and equipment..........................................            62        393
 Proceeds from sales of joint ventures..................................................           100         --
 Purchases of property and equipment....................................................        (1,251)    (2,709)
 Payments for acquisition of businesses, net of cash acquired...........................       (11,638)    (2,682)
 Proceeds from sales of businesses......................................................           729         --
 Capital contributions to unconsolidated joint ventures.................................          (556)      (929)
                                                                                              --------    -------
    Net cash used by investing activities...............................................       (11,421)      (971)
                                                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of common stock, net of repurchases and issuance costs...........................            --      3,586
 Borrowing (repayments) of lines of credit, net.........................................        14,180        (14)
 Securities sold under agreements to repurchase, net....................................           (65)        --
 Debt borrowings........................................................................            24      8,908
 Repayment of debt......................................................................        (1,020)      (457)
 Cash dividends paid....................................................................            --     (1,027)
 Exercise of stock options..............................................................         5,361         68
                                                                                              --------    -------
    Net cash provided by financing activities...........................................        18,480     11,064
                                                                                              --------    -------
NET INCREASE IN CASH....................................................................           643      2,331
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................        13,588     17,948
                                                                                              --------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................      $ 14,231    $20,279
                                                                                              ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid (received) during the period for:

  Interest..............................................................................        $3,954     $1,066
                                                                                                ======     ======
  Income taxes..........................................................................       $(2,412)   $11,648
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

         Business Activity. The operations of the Company commenced on July 8, 1994, as a result of a merger (the "Merger") of T(2) Medical, Inc., Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities"). Each of those companies became and are now wholly-owned subsidiaries of the Company. Each outstanding share of the Merged Entities was converted, at varying exchange rates, into shares of the Company's common stock, resulting in the issuance of
38.6 million shares of Coram common stock. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information was restated to include the accounts of the Merged Entities for all periods presented.

         The results of operations previously reported by the Merged Entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                                     1994
                                                                     ----

Net Revenue
 T(2).........................................................    $ 58,209
 Curaflex.....................................................      24,974
 Medisys......................................................      13,508
 HealthInfusion...............................................      16,374
                                                                  --------
 Combined.....................................................    $113,065
                                                                  ========

                          CORAM HEALTHCARE CORPORATION

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS -- (CONTINUED)

Net Income (loss)
 T(2)........................................................      $3,562
 Curaflex....................................................      (1,590)
 Medisys.....................................................         277
 HealthInfusion..............................................         962
 Coram Holding...............................................          --
                                                                   ------
 Combined....................................................      $3,211
                                                                   ======


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

         Merger and Restructuring. During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce future operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduce personnel, and eliminate or discontinue investments in certain joint ventures and other non-infusion facilities. Additionally, upon the completion of the HMSS acquisition, the Company extended the Coram Consolidation Plan to include the consolidation of HMSS operations. Accordingly, the Company recorded estimated restructuring costs of $3.2 million related to the HMSS transaction. The Company recorded a $4.1 million benefit to the restructuring charge in the first quarter of 1995 as a result of an unanticipated gain on the sale of Kid's Medical. The Company had estimated that the sale of Kid's Medical would result in a loss because Kid's Medical had historically sustained losses and made an insignificant contribution to the Company's revenue. The unanticipated gain resulted from (i) positive margins experienced by Kid's Medical in the period from the date of the estimate through the date of the sale of Kid's Medical and
(ii) the purchase of Kid's Medical by a synergistic buyer. The estimated cost associated with each component of the Coram Consolidation Plan, recorded in the third quarter of 1994, including the

                          CORAM HEALTHCARE CORPORATION

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS -- (CONTINUED)

writedown of existing assets to their estimated net realizable value, were as follows (in thousands):

                                                                    CASH            NON-CASH
                                                                EXPENDITURES         CHARGES            TOTAL
                                                                ------------        --------            -----

Merger Costs.................................................     $27,900           $   600            $28,500
                                                                  =======           =======            =======
Personnel Reduction Costs....................................     $26,200           $   600            $26,800
Facility Reduction Costs.....................................      15,600            16,300             31,900
Discontinuance Costs.........................................       4,200            32,600             36,800
                                                                  -------           -------            -------
Restructuring Costs..........................................     $46,000           $49,500            $95,500
                                                                  =======           =======            =======
Change in Estimate, sale of Kid's Medical....................                       $(2,700)           $(2,700)
                                                                                    =======            =======


         Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. Revenues include revenues from non-core businesses that will not be continued of approximately $9 million and $11 million in the quarters ended March 31, 1994 and 1995, respectively; operating results were not material.

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

         Through March 31, 1995, the Company had completed a significant portion of the branch consolidation process, including the closure of 115 branch facilities, 2 corporate facilities, and a reduction of approximately 650 employees. The Company has made total payments and total asset disposals through March 31, 1995, as follows (in thousands):



                                                     NON-CASH                                    TOTAL
                                                     --------                                    -----

                                                    ACCRUALS/
                                   CASH          ASSET WRITEDOWN      DISPOSALS          RECORDED       COMPLETED
                                   ----          ---------------      ---------          --------       ---------

Merger Costs....................  $25,100            $   600           $   600            $25,700         $25,700
                                  =======           ========          ========            =======         =======
Personnel Reduction Costs.......  $11,200            $   600           $   600            $11,800         $11,800
Facility Reduction Costs........    3,800             16,300             9,600             20,100          13,400
Discontinuance Costs............      100             32,600            12,300             32,700          12,400
                                  -------           --------          --------            -------         -------
Restructuring Costs.............  $15,100            $49,500*          $22,500*           $64,600         $37,600
                                  =======           ========          ========            =======         =======
- -----------


                          CORAM HEALTHCARE CORPORATION

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS -- (CONTINUED)

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

                          CORAM HEALTHCARE CORPORATION

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS -- (CONTINUED)

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

                          CORAM HEALTHCARE CORPORATION

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS -- (CONTINUED)

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

         The Company believes it has adequate liquidity to pay these settlements under the Senior Credit Facility.

         The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                          CORAM HEALTHCARE CORPORATION

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS -- (CONTINUED)

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

         The Company is also in the process of soliciting offers for its institutional pharmacy business known as Pharmcare, Inc. ("Pharmcare"), which had revenues of approximately $20 million and contributed approximately $0.8 million to the Company's operating income in 1994. The Company expects the sale of Pharmcare to be completed in the second quarter of 1995. The Company is continuing to evaluate the strategic fit and short-term value of each of the partnerships and businesses inherited from its predecessor entities, and management will consider additional divestitures of other non-strategic businesses during 1995. Coram does not anticipate that such divestitures, including Pharmcare, will be material to its business. As part of its strategy, the Company engages in acquisition discussions from time to time with alternate site providers, some of which acquisitions, if consummated, would be material to the Company.

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

         Coram also recorded charges of $23.2 million, representing the estimated costs of settling certain pre-Four-Way Merger litigation matters, of which $5.5 million was a non-cash charge. The non-cash portion of the charge consisted of $3.0 million for warrants issued and a $2.5 million future cash obligation. The provision was as follows: an agreement in principle to settle the T(2) shareholders litigation in the amount of $19.7 million; the T(2) Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") Settlement in the amount of $0.5 million; and the settlement of a dispute with the former principals of a company acquired by T(2) in 1992 in the amount of $3.0 million.

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

THE CAREMARK TRANSACTION

         Effective as of April 1, 1995, Coram acquired the Caremark Business from Caremark in a transaction accounted for as a purchase for $309 million, consisting of (i) $209 million in cash and (ii) $100 million principal amount of Junior Subordinated Payment-In-Kind ("PIK") Notes payable to Caremark, consisting of a $75 million 7% Convertible Subordinated PIK Note (the "Junior Convertible Subordinated PIK Note") and a $25 million 12% NonConvertible Subordinated PIK Note (the "Junior Non-Convertible Subordinated PIK Note"). The Caremark Transaction was structured as an asset purchase. Accordingly, the Company assumed only certain specified liabilities of the Caremark Business, which, in particular, expressly exclude any liabilities associated with the pending investigation of Caremark by the OIG.

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

IMPACT OF PRICING/VOLUME TRENDS

         The Company has recently experienced pricing pressure from payors related to its alternate site infusion therapy services. The Company believes, however, that short-term pricing declines within individual payor groups have moderated in late 1994 and the first quarter of 1995. Moreover, alternate site infusion therapy patient volume has increased since the Four-Way Merger. No assurance can be given, however, that such trends will continue. The increasing prevalence and influence of managed care payors are expected to continue to apply pressure on pricing for the Company's services. The Company believes that alternate site health care providers will increasingly face lower operating margins as managed care organizations constitute an increasing percentage of the mix of the industry's revenues, and that maintaining growth in patient volumes will be necessary to offset lower margins. The erosion of historic gross profit margins as a percentage of revenue has resulted from the pricing pressures discussed above and a shift in the payor mix, resulting in managed care payors becoming an increasingly high proportion of the payor mix. These trends, if continued, could have a material adverse impact on the Company's financial condition and results of operations. In addition, there can be no assurance that the Company's lithotripsy operations will not also experience pricing pressure in the future. The Health Care Financing Administration ("HCFA") has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an out-patient basis at a hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures. The Company is in the process of developing new revenue enhancing programs such as one-stop shopping for managed care payors, physician practice management services and disease- state carve-outs (i.e., vertical integration along disease specific categories) to offset future pricing declines.

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1994

         Net Revenue. Net revenue for the first quarter of 1995 decreased by $8.3 million or 7.3% to $104.8 million compared to the same period in 1994. Management believes that approximately $5.9 million, or 71% of the decrease, was attributable to discontinued in-office infusion services ("Intra-Care"). Revenue also declined as a result of industry pricing pressure, as prices for infusion therapy services declined in the range of 11% to 12%, with the majority of such decline occurring during the first and second quarters of 1994. Most of the remainder of the decrease resulted from restructuring and in some cases termination of other physician relationships (including in-office infusion services) which were potentially incompatible with new regulatory requirements.

         Gross Profit. Gross profit for the first quarter of 1995 decreased $6.9 million to $29.2 million, a decrease of 19.1%, as compared to the same period in 1994. Gross margin decreased to 27.8% in the first quarter of 1995 compared to 31.9% for the same period in 1994. The primary source of the decrease in gross profit was related to price reductions resulting from the industry pricing pressures discussed above. Other causes included therapy and the implementation of consistent company-wide policies for the recognition of contractual allowances and policies and procedures related to accounting for inventory. Offsetting the gross profit decrease was a reduction in clinical services expenses of $4.0 million resulting from the partial completion of the Coram Consolidation Plan.

         In the first quarter of 1995, the Company converted from five separate decentralized accounts payable systems to a new centralized system. At the same time, accounts payable accrual procedures were standardized, resulting in $1.7 million of drugs and supplies being expensed in the first quarter 1995 that were utilized in prior periods. Adjusting for this charge, the gross margin for the first quarter of 1995 was 29.5%. The cut-off date for the accrual of liabilities was shortened from that consistently applied in the past, causing the exclusion of vendor invoices that would normally have been included at year-end.

Generally accepted accounting principles would require that the effect of this error be allocated to the prior periods over which it arose. The Company does not have the data to determine the effect of applying the new cut-off procedures on a consistent basis in those prior periods, although it does not believe it would be material to any individual prior period. Therefore, it has recorded the full effect in the current quarter.

         Operating Expenses. Selling, general and administrative expenses decreased $1.7 million or 8.7% for the first quarter of 1995 compared to the same period in 1994. This decrease was primarily due to a $2.1 million credit pertaining to an agreement by one of the Company's insurance carriers to pay for certain legal fees incurred in conjunction with the T(2) shareholder litigation. In addition, a $1.1 million reduction in salaries resulted from the closure of two corporate offices and the elimination of 100 corporate staff positions and a $1.4 million reduction in general expenses was realized in connection with the partial completion of the Coram Consolidation Plan. These reductions were offset by temporary costs necessary to support the restructuring activities which were not chargeable to restructuring reserves. These costs included (i) training,
(ii) travel, (iii) consulting fees, (iv) system implementation costs and (v) additional audit and tax work. Additional costs were incurred during the first quarter of 1995 associated with the initiation and development of certain revenue enhancing programs.

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

         Net Income. Net income for the first quarter of 1995 increased $1.4 million to $4.6 million, an increase of 42.9% as compared to the same period in 1994. Major components of this increase include: (i) the $4.8 million favorable tax variance, (ii) the $4.1 million benefit from the sale of Kid's Medical and
(iii) the $2.1 million benefit to operating expenses for the legal fees to be paid by one of Coram's insurers in connection with the T2 shareholders litigation.

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

         Through March 31, 1995, the Company had completed a significant portion of the branch consolidation process, including the closure of 115 infusion branch facilities, two corporate facilities, and a reduction of approximately 650 employees. The following table summarizes the utilization of restructuring reserves through March 31, 1995 (in thousands):

                                                              NON-CASH                             TOTAL
                                                  -----------------------------        ---------------------------
                                                     ACCRUALS/
                                   CASH           ASSET WRITEDOWN     DISPOSALS         RECORDED         COMPLETED
                                   ----           ---------------     ---------         --------         ---------

Merger Costs...................   $25,100          $    600           $    600           $25,700           $25,700
                                  =======          ========           ========           =======           =======
Personnel Reduction Costs......   $11,200              $600               $600           $11,800           $11,800
Facility Reduction Costs.......     3,800            16,300              9,600            20,100            13,400
Discontinuance Costs...........       100            32,600             12,300            32,700            12,400
                                  -------          --------           --------           -------           -------
Restructuring Costs............   $15,100           $49,500*           $22,500*          $64,600           $37,600
                                  =======          ========           ========           =======           =======

- -------------

* The accompanying balance sheet reflects assets net of the $49,500 of established accruals and reserves. Charges against those established reserves pertaining to disposals completed through March 31, 1995 aggregate $22,500.

         The accrual in the Company's Consolidated Balance Sheet for estimated future cash expenditures related to the Four-Way merger and the Coram Consolidation Plan at December 31, 1994 was $36.0 million. The Company currently estimates that future cash expenditures related to that accrual will be made in the following periods: 75% in 1995, 15% in 1996, 6% in 1997 and 4% in 1998 and thereafter. These estimated amounts and the periods in which they will be spent may change as cost estimates are finalized, and such changes may be material.

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

         Net revenue decreased by $8.8 million or 7.7% from the fourth quarter of 1994. Major sources of the quarter to quarter decrease were the normal seasonality exhibited by the lithotripsy business, which decreased by $1.7 million, and the closure of Intracare facilities resulting in a revenue decrease of $1.0 million. The remaining decrease of $6.1 million was a combination of payor mix, pricing and the seasonality of the infusion business. Gross profit decreased $4.3 million to $29.2 million or 27.8% of revenue in the first quarter of 1995 from $33.5 million or 29.5% of revenue in the fourth quarter of 1994. The decrease is attributable to a $1.7 million one-time out of period cost related to the standardization of accounts payable accrual procedures in the first quarter of 1995. Total clinical services costs were reduced by more than $3.9 million or 9.2% between the fourth quarter of 1994 and the first quarter of 1995, 60% of which was due to a reduction in salaries as non-sales field positions were eliminated through operation consolidation. The remaining 40% arose from facility closures which reduced both general support and lease costs.

         Operating expenses, including the benefit from the sale of Kid's Medical, decreased by $9.0 million from the fourth quarter of 1994 to the first quarter of 1995. The balance of the decrease resulted from permanent reductions in selling, general and administrative expenses due to the implementation of the Coram Consolidation Plan, which was offset by a number of one-time or short-term cost increases associated with establishing a single corporate headquarters and with increases resulting from continuing merger and acquisition activity. Partially offsetting both one-time and recurring benefits were one-time or short-term costs and recurring costs associated with new programs. The Company incurred short-term costs attributable to consolidation, restructuring, and merger and acquisition activity totaling approximately $2.0 million to $3.0 million which were expensed in the first quarter of 1995. Selling, general and administrative expenses were reduced by $4.5 million to $17.9 million from the fourth quarter of 1994 to the first quarter of 1995. $2.1 million of this reduction resulted from an insurance carrier's one-time payment of certain legal fees incurred in connection with the T(2) shareholder litigation. The remaining $2.4 million resulted from the implementation of the Coram Consolidation Plan.

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

         Cash used by operating activities was $6.4 million for the three months ended March 31, 1995 compared with $7.8 million for the three months ended March 31, 1994. The reduction in cash used by operating activities is primarily due to an increase in accounts payable.

         Cash used by investing activities was $11.4 million for the three months ended March 31, 1995 compared with $1.0 million for the three months ended March 31, 1994. The increase in cash used by investing activities is due primarily to payments made for the acquisition of businesses.

         Cash provided by financing activities was $18.5 million for the three months ended March 31, 1995 compared with $11.1 million for the three months ended March 31, 1994. The increase in cash provided by financing activities is due primarily to an increase in line of credit borrowings and cash provided by the exercise of stock options, and is partially offset by reduced debt borrowings.

         Under the Senior Credit Facility, the Company has (i) a $200 million term loan facility (the "Term Loan Facility") with a maturity date of April 6, 2000, and (ii) a $100 million revolving credit facility (the "Revolving Credit Facility"), with a maturity date of April 6, 2000, of which up to $20 million is available in the form of letters of credit. As of April 30, 1995, the available borrowing base under the Revolving Credit Facility was $100 million and the amount borrowed under the term loan facility was $200 million. The loans under the Senior Credit Facility bear interest at a rate equal to, at the

Company's option, (i) the Alternate Base Rate (as defined hereafter) for the respective interest period plus the Applicable Margin (as defined hereafter) ("ABR Loans") or (ii) the Eurodollar Rate (as defined hereafter) as determined by Chemical for the respective interest period plus the Applicable Margin ("Eurodollar Loans"). "Applicable Margin" means a percentage per annum ranging
(a) in the case of ABR Loans, from 1.50% to 0.50%, and (b) in the case of Eurodollar Loans, from 2.50% to 1.50%, in each case based upon Coram's ability to maintain certain financial ratios determined as provided in the Senior Credit Facility. "Alternate Base Rate" means with respect to an interest period, an interest rate per annum equal to the highest of (1) the rate of interest publicly announced by Chemical as its prime rate in effect at its principal office in New York City, (2) the secondary market rate for three month certificates of deposit (adjusted for reserves and assessments) plus 1% and (3) the federal funds rate in effect from time to time plus 0.5%. "Eurodollar Rate" means, with respect to an interest period, an interest rate per annum equal to the product of (a) the LIBOR in effect for such interest period and (b) Statutory Reserves (as defined in the Senior Credit Facility). The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and contains standard financial covenants and conditions limiting the Company's ability to engage in certain activities. The proceeds of the loans under the Senior Credit Facility were used to repay amounts outstanding under the Former Credit Facility, to fund a portion of the cash purchase price for the Caremark Business and to pay certain expenses in connection therewith.

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

         Interest on the $25 million Junior Non-Convertible Subordinated PIK
Note is payable semi-annually at the rate of 12% per annum. The Junior Non-Convertible Subordinated PIK Note will mature on the earlier to occur of September 30, 2005 or an event of default. Prior to the second anniversary of the initial date of issuance, interest will be payable in cash or in additional Junior Non-Convertible Subordinated PIK Notes, at the election of the Company. Thereafter, interest will be payable in cash, subject to satisfaction of certain financial tests set forth in the Senior Credit Facility. The Junior Non-Convertible Subordinated PIK Note may be prepaid or redeemed, in whole or in part, at any time at Coram's option, without penalty or premium, and subject to restrictions on optional redemption contained in the Senior Credit Facility. In the event that there is a change in control of the Company, the holder of the Junior NonConvertible Subordinated PIK Note may require the Company to repurchase such note at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

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

         As of March 31, 1995 the Company does not have any material commitments for capital expenditures. The Company believes its liquidity needs will be met by the commitments under the Senior Credit Facility; however, any restrictions on the Company's ability to access the Senior Credit Facility imposed by the Company's lenders could have a material adverse impact on the Company's liquidity. As such the Company will continue to evaluate its capital structure, including the mix of equity and debt instruments outstanding at any point in time.

         As of March 31, 1995 approximately 56.5% of the assets of the Company was goodwill. The carrying value of goodwill is reviewed as frequently as the facts and circumstances suggest that it may be impaired. Any future writedown of such goodwill by the Company could have a material adverse effect on the Company's reported financial results. An inability to recover goodwill may be suggested by, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or, a material decrease in the fair value of some or all of the goodwill.

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

- -------------

* Filed in original filing

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORAM HEALTHCARE CORPORATION

                                 By: /s/ RICHARD M. SMITH
                                 --------------------
                                     Richard M. Smith
                                 Chief Financial Officer

April 3, 1996