Form 10-Q/A
period 1995-06-30
CORAM HEALTHCARE CORP
filed 1996-04-08
CIK 924174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                 ---------------

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

                                 ---------------

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                        (IN THOUSANDS, INCLUDING SHARES)

                                     ASSETS

                                                                              JUNE 30,        DECEMBER 31,
                                                                                1995               1994
                                                                               ------             -----
Current assets:
  Cash and cash equivalents ..............................................   $  21,649         $  13,588
  Restricted cash ........................................................       7,171             6,458
  Investment in available-for-sale securities ............................      12,859            16,546
  Accounts receivable, net of allowance of $53,467 and $17,990 ...........     208,114           109,087
  Inventories ............................................................      15,691            11,864
  Prepaid taxes ..........................................................       9,413            11,510
  Deferred income taxes, net .............................................      32,538            31,893
  Other current assets ...................................................      10,820             7,251
                                                                             ---------         ---------
      Total current assets ...............................................     318,255           208,197
Property and equipment, net ..............................................      43,469            25,902
Joint ventures and other assets ..........................................      57,105             8,546
Deferred income taxes non-current ........................................         556               556
Goodwill, net ............................................................     513,478           333,238
Acquired accounts receivable adjustment ..................................      30,000              --
                                                                             ---------         ---------
Total assets .............................................................   $ 962,863         $ 576,439
                                                                             =========         =========

                                        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................   $  62,634         $  27,098
  Current maturities of long-term debt ...................................      45,157             5,911
  Deferred income taxes ..................................................       5,818             5,788
  Liabilities for securities sold under agreement to repurchase ..........       5,775             7,430
  Reserve for litigation .................................................       6,815            22,720
  Accrued merger and restructuring .......................................      56,559            43,594
  Other accrued liabilities ..............................................      47,221            11,845
       Debt under negotiation ............................................     229,979           124,386
                                                                             ---------         ---------
       Total current liabilities .........................................     449,792              --
Revolving lines-of-credit ................................................     679,771           124,386
Long-term debt ...........................................................        --             108,099
Minority interest in consolidated joint ventures .........................        --              11,627
Other liabilities ........................................................       4,604             6,599
Deferred income taxes non-current ........................................       2,620             1,945
Stockholders' equity: ....................................................       1,521             1,522
  Common stock par value $.001, authorized 75,000 shares, issued
  39,852 in 1995 and 38,964 in 1994
  Additional paid-in capital .............................................          40                39
  Unrealized loss on available-for-sale securities .......................     355,070           341,328
  Retained earnings (deficit) ............................................        (180)             (279)
   Total stockholders' equity ............................................     (80,583)          (18,827)
                                                                             ---------         ---------
Total liabilities and stockholders' equity ...............................     274,347           322,261
                                                                             ---------         ---------
                                                                             $ 962,863         $ 576,439
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

                          CORAM HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                        1995               1994
                                                                        ----               ----
Net revenue .......................................................   $ 179,351        $ 113,647
Cost of service ...................................................     137,840           77,291
                                                                      ---------        ---------
Gross profit ......................................................      41,511           36,356
Operating expenses:
  Selling, general and administrative expenses ....................      41,312           18,993
  Provision for estimated uncollectible accounts ..................      16,049            5,977
  Amortization of goodwill ........................................       4,767            2,142
  Provision for T(2) litigation settlements .......................        --             17,200
  Restructuring costs .............................................      25,501             --
                                                                      ---------        ---------
     Total operating expenses .....................................      87,629           44,312
                                                                      ---------        ---------
Operating loss ....................................................     (46,118)          (7,956)
Other income (expense):
  Interest income .................................................         527              828
  Interest expense ................................................     (13,953)          (1,474)
  Equity in net income of unconsolidated joint ventures ...........         551              241
  Gain (loss) on sales of property and equipment ..................           6              (67)
  Other income ....................................................        (193)             281
                                                                      ---------        ---------
Loss before income taxes, minority interest and extraordinary items     (59,180)          (8,147)
Provision (benefit) for income taxes ..............................        --             (2,284)
Minority interest in net income of consolidated joint ventures ....      (3,771)          (3,137)
                                                                      ---------        ---------
Loss before extraordinary item ....................................     (62,951)          (9,000)
Extraordinary loss - early extinguishment of debt (net of
  zero income tax benefit) ........................................      (3,396)            --
                                                                      ---------        ---------
Net loss ..........................................................   $ (66,347)       $  (9,000)
                                                                      =========        =========
Net loss per share:
    Loss before extraordinary item ................................   $   (1.59)       $   (0.23)
    Extraordinary item ............................................       (0.08)            --
                                                                      ---------        ---------
    Net loss ......................................................   $   (1.67)       $   (0.23)
                                                                      =========        =========
Weighted average common shares outstanding ........................      39,685           38,497
                                                                      =========        =========


        See accompanying notes to the consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               --------------------------
                                                                                  1995            1994
                                                                                  ----            ----
Net revenue ................................................................   $ 284,129        $ 226,712
Cost of service ............................................................     213,448          154,306
                                                                               ---------        ---------
  Gross profit .............................................................      70,681           72,406
Operating expenses:
  Selling, general and administrative expenses .............................      59,197           38,577
  Provision for estimated uncollectible accounts ...........................      20,061           10,709
  Amortization of goodwill .................................................       7,557            4,277
  Provision for T(2) litigation settlements ................................        --             17,200
  Restructuring costs ......................................................      21,370             --
                                                                               ---------        ---------
       Total operating expenses ............................................     108,185           70,763
                                                                               ---------        ---------
Operating income (loss) ....................................................     (37,504)           1,643
Other income (expense):
  Interest income ..........................................................         929            1,543
  Interest expense .........................................................     (17,389)          (2,642)
  Equity in net income of unconsolidated joint ventures ....................         837              484
  Gain (loss) on sales of property and equipment ...........................          68             (173)
  Other income .............................................................        (203)             295
                                                                               ---------        ---------
Income (loss) before income taxes, minority interest and extraordinary items     (53,262)           1,150
Provision (benefit) for income taxes .......................................      (1,105)           1,411
Minority interest in net income of consolidated joint ventures .............      (6,203)          (5,528)
                                                                               ---------        ---------
Loss before extraordinary item .............................................     (58,360)          (5,789)
Extraordinary loss - early extinguishment of debt (net of zero
  income tax benefit) ......................................................      (3,396)            --
                                                                               ---------        ---------
Net loss ...................................................................   $ (61,756)       $  (5,789)
                                                                               =========        =========
Net loss per share:
   Loss before extraordinary item ..........................................   $   (1.45)       $   (0.15)
                                                                               ---------
   Extraordinary item ......................................................       (0.08)            --
                                                                               ---------        ---------
   Net loss ................................................................   $   (1.53)       $   (0.15)
                                                                               =========        =========

Weighted average common shares outstanding .................................      40,274           38,549
                                                                               =========        =========



        See accompanying notes to the consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                         ---------------------------
                                                                                            1995               1994
                                                                                            ----               ----
Cash flows from operating activities:
  Net loss ...........................................................................   $ (61,756)         $ (5,789)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Provision for estimated uncollectible accounts .....................................      20,061            10,709
  Depreciation and amortization ......................................................      16,657            10,407
  Merger and restructuring benefit ...................................................      (4,131)             --
  Deferred income taxes, net .........................................................        (616)             --
  Minority interest in net income of consolidated joint ventures, net ................      (4,108)            5,528
  (Gain) loss on sales of property and equipment, net ................................         451               120
  Gain on sales of equity in joint ventures ..........................................        --                (161)
  Equity in net income of unconsolidated joint ventures, net .........................         554              (503)
  Other, net .........................................................................         (71)             (557)
  Change in assets and liabilities, net of acquisitions and dispositions:
    Accounts receivable ..............................................................     (15,558)          (16,392)
    Prepaid expenses, inventories and other assets ...................................     (10,451)           (1,712)
    Current and other liabilities and reserve for litigation .........................      16,002            (1,440)
    Accrued merger and restructuring .................................................      11,671              --
                                                                                         ---------          --------
        Net cash provided (used) by operating activities .............................     (31,295)              210
                                                                                         ---------          --------
Cash flows from investing activities:
  Proceeds from sale and maturities of available-for-sale securities .................       3,786             7,016
  Proceeds from sales of property and equipment ......................................       1,086               418
  Proceeds from sales of joint ventures ..............................................         100               500
  Purchases of property and equipment ................................................      (2,611)           (4,784)
  Payments for acquisition of businesses, net of cash acquired .......................    (239,461)           (4,966)
  Proceeds from sales of businesses ..................................................         679              --
  Capital contributions to unconsolidated joint ventures .............................        (906)           (1,654)
  Distribution of earnings from unconsolidated joint ventures ........................        --                 515
  Distributions to minority interest in consolidated joint ventures ..................        --              (5,741)
                                                                                         ---------          --------
         Net cash used by investing activities .......................................    (237,327)           (8,696)
                                                                                         ---------          --------
Cash flows from financing activities:
  Sales of common stock, net of repurchases and issuance costs .......................        --               1,154
  Borrowings (repayments) of lines of credit, net ....................................    (108,120)             --
  Securities sold under agreements to repurchase, net ................................      (1,655)             --
  Debt borrowings ....................................................................     557,000            15,216
  Repayment of debt ..................................................................    (179,688)          (10,523)
  Proceeds from long-term receivable .................................................         715              --
  Cash dividends paid ................................................................        --              (2,059)
  Exercise of stock options ..........................................................       7,663             4,552
  Exercise of stock warrants .........................................................         768              --
                                                                                         ---------          --------
         Net cash provided by financing activities ...................................     276,683             8,340
                                                                                         ---------          --------
Net increase (decrease) in cash ......................................................       8,061              (146)
Cash at beginning of period ..........................................................      13,588            17,948
                                                                                         ---------          --------
Cash at end of period ................................................................   $  21,649          $ 17,802
                                                                                         =========          ========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
    Interest .........................................................................   $   9,219          $  2,775
                                                                                         =========          ========
    Income taxes .....................................................................   $  (1,722)         $ 14,663
                                                                                         =========          ========
Supplemental schedule of non-cash investing and financing activities:
  Issuance of note in connection with acquisition ....................................   $ 100,000              --
                                                                                         =========          ========
  Issuance of Common Stock for Earn-Outs .............................................   $   4,340              --
                                                                                         =========          ========
  Issuance of Common Stock for Convertible Debentures ................................   $     382              --
                                                                                         =========          ========

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

         Business Activity

         The operations of the Company commenced on July 8, 1994, as a result of a merger (the "Four-Way Merger") of T(2) Medical, Inc. ("T(2)"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities"). Each of those companies became and is now a wholly-owned subsidiary of the Company. The outstanding shares of the Merged Entities were converted, at varying exchange rates, into shares of the Company's common stock, resulting in the issuance of
38.6 million shares of Coram common stock. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying financial information was restated to include the accounts of the Merged Entities for all periods presented.

         The results of operations previously reported by the Merged Entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                         SIX MONTHS ENDED
                                                           JUNE 30, 1994
                                                         ----------------
Net Revenue:
  T(2) .............................................         $ 115,770
  Curaflex .........................................            48,989
  Medisys ..........................................            27,438
  HealthInfusion ...................................            34,515
                                                             ---------
    Combined .......................................         $ 226,712
                                                             =========
Net Income (Loss):
  T(2) .............................................         $  (3,387)
  Curaflex .........................................            (4,400)
  Medisys ..........................................               599
  HealthInfusion ...................................             1,703
  Coram Holding ....................................              (304)
                                                             ---------
    Combined .......................................         $  (5,789)
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

         Caremark Acquisition -- Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and certain related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark") a California corporation and wholly-owned subsidiary of Caremark International, Inc., $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes") consisting of a $75 million 7% Junior Convertible Subordinated PIK Note (the "Junior Convertible Subordinated PIK Note") and a $25 million 12% Junior Non-Convertible Subordinated PIK Note (the "Junior Non-Convertible Subordinated PIK Note"), plus assumption of specified liabilities of the Caremark Business. The Company assumed only certain specified liabilities of the Caremark Business, which expressly exclude any liabilities associated with the recent government investigation of Caremark. The Company also incurred $6 million of acquisition costs. The acquisition was accounted for by the purchase method of accounting and the results of the Caremark Business have been included in the accompanying condensed consolidated financial statements since the date of acquisition. In connection with the purchase, the Company has preliminarily determined that the fair values of acquired identifiable intangible and tangible assets approximate $178.9 million and assumed liabilities approximate $57.4 million.

         The Company is currently obtaining necessary information to allocate the purchase price to the fair values of the acquired net assets. Accordingly, the acquired net assets are included in the Company's condensed consolidated balance sheet as of June 30, 1995 using preliminary estimates of the fair values that are subject to adjustment as additional information becomes available. The accompanying condensed consolidated balance sheet as of June 30, 1995 reflects a $30 million reduction in the carrying value of certain acquired accounts receivable, through an increase in the allowance for doubtful accounts, with a corresponding establishment of a deferred asset account entitled "Acquired Accounts Receivable Adjustment" pending resolution of this matter; see below (this account had previously been included in goodwill). The Company has not yet completed its assessment of the fair value of the acquired accounts receivable as well as other acquired net assets and further material adjustments to the preliminary purchase price allocation are possible. Based on its preliminary purchase price allocation and after allocation of fair value to other identifiable intangible assets, the Company has recognized goodwill of $163.5 million, resulting from the acquisition of the Caremark Business, which is being amortized over 30 years. Amounts allocated to identifiable intangibles consist of $14.0 million allocated to the clinical outcomes database and $14.1 million allocated to payor contracts; these amounts are being amortized over 20 years and 5 years, respectively.

         The allowance for uncollectible accounts, as established by Caremark at April 1, 1995, the effective date of the Company's acquisition of the Caremark Business, was $4.3 million, or 3.0% of the gross receivables of $142.3 million at that date. The Company had not been able to perform extensive investigation of the accounts receivable or related allowance for uncollectible accounts prior to the acquisition, but had received specific representations and warranties from Caremark that the accounts receivable were collectible in the ordinary course of business and also that the values were in accordance with generally accepted accounting principles. Based on the limited due diligence investigation the Company was permitted to conduct, it appeared to the Company that the allowance was low in comparison to its own allowance, but based on the limited due diligence conducted by the Company, the Company requested, received, relied on the representations and warranties from Caremark as to the collectibility. After the acquisition, the Company engaged independent accounting consultants to review the accounts receivable acquired from Caremark. It was concluded that Caremark had made significant errors in its calculations of estimated uncollectible accounts, because of, among other things, Caremark's failure to properly recognize bad debts and contractual allowances, and that the acquired receivables were overstated. $30 million of this overstatement was identified at the time the Company prepared its June 30, 1995 financial statements. The Company believes it is entitled to reimbursement from Caremark for the $30 million overstatement under the terms of the purchase agreement under which it acquired the Caremark Business. Accordingly, it has recorded a $30 million adjustment to increase the accounts receivable reserve and establish a deferred asset account entitled "Acquired Accounts Receivable Adjustment" pending resolution of the matter with Caremark.

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

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                      1995            1994
                                                                  ----------       ---------
Revenues ......................................                   $  380,387       $ 476,176
                                                                  ==========       =========
Loss before extraordinary item ................                   $  (69,483)      $ (26,322)
                                                                  ==========       =========
Loss before extraordinary item per common share                   $    (1.76)      $   (0.69)
                                                                  ==========       =========
Common shares used in computation .............                       39,457          38,372
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

                                        CASH        NON-CASH
                                    EXPENDITURES     CHARGES          TOTAL
                                    ------------    --------         -------
Merger Costs ............              $27,900       $   600         $28,500
                                       =======       =======         =======
Personnel Reduction Costs              $26,200       $   600         $26,800
Facility Reduction Costs                15,600        16,300          31,900
Discontinuance Costs ....                4,200        32,600          36,800
                                       -------       -------         -------
Restructuring Costs .....              $46,000       $49,500         $95,500
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

                                        CASH           NON-CASH     CHANGE IN
                                    EXPENDITURES       CHARGES      ESTIMATE        TOTAL
                                    ------------       -------      --------        -----
Merger Costs ............             $25,100          $   600      $  --          $25,700
                                      =======          =======      =======        =======
Personnel Reduction Costs             $16,000          $   600      $  --          $16,600
Facility Reduction Costs                6,400           16,300         --           22,700
Discontinuance Costs ....                 100           32,600       (3,000)        29,700
                                      -------          -------      -------        -------
Restructuring Costs .....             $22,500          $49,500      $(3,000)       $69,000
                                      =======          =======      =======        =======


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

         During May 1995, the Company initiated a second restructuring plan (the "Caremark Consolidation Plan") which was contemplated by the Company prior to the acquisition of the Caremark Business. The estimated costs associated with each component of the Caremark Consolidation Plan, recorded in the second quarter of 1995, including the writedown of existing assets to their net realizable value, were as follows (in thousands):

                                                        CASH           NON-CASH
                                                    EXPENDITURES       CHARGES         TOTAL
                                                    ------------       -------         -----
Personnel Reduction Costs...........................   $12,400         $    --        $12,400
Facility Reduction Costs............................     6,800           6,600         13,400
                                                      --------        --------       --------
Restructuring Costs.................................   $19,200         $ 6,600        $25,800
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

         The Company has made total payments and total asset disposals through June 30, 1995, as follows (in thousands):

                                                                   CASH              NON-CASH
                                                               EXPENDITURES          CHARGES              TOTAL
                                                               ------------          -------              -----
Personnel Reduction Costs...................................     $   --              $   --               $   --
Facility Reduction Costs....................................         --               6,600                6,600
                                                                -------              ------               ------
Restructuring Costs.........................................     $   --              $6,600               $6,600
                                                                 ======              ======               ======

         Personnel reduction costs include severance payments, fringe benefits and taxes related to employees to be terminated as part of the restructuring, costs of terminating executives, buying out employment contracts as part of the restructuring, and approximately $3.5 million of direct incremental consulting, legal and accounting fees related to development and implementation of the restructuring plan.

         Facility reduction costs resulting in cash expenditures consist of the cost of fulfilling or buying out existing lease commitments on branch facilities that will be closed as part of the restructuring, reduced by any sublease income. These branches are located throughout the United States. It includes related costs for equipment leases and closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. Those assets include pharmacy equipment, office and warehouse furniture and fixtures, computer hardware and software, and leasehold improvements. It also includes inventory that has no future value because of the restructuring.

         Although subject to future adjustment, the Company believes it had adequate reserves as of June 30, 1995 to complete the Coram Consolidation Plan and Caremark Consolidation Plan.

2.  LINES OF CREDIT AND LONG-TERM DEBT

         Debt under negotiation, lines of credit and long-term debt were as follows (in thousands):

                                                                        DEBT CURRENTLY          LINES OF CREDIT AND
                                                                     UNDER NEGOTIATION AT        LONG-TERM DEBT AT
                                                                        JUNE 30, 1995            DECEMBER 31, 1994
                                                                        --------------          ------------------
Revolving lines of credit ....................................             $ 30,000                  $108,099
Term loans ...................................................              200,000                      --
Bridge note, due April 5, 1996, plus interest payable
quarterly at 3% above the prime rate .........................              150,000                      --
Junior convertible subordinated PIK note, due October 1,
2005, plus interest payable semi-annually at 7%,
convertible into common stock at the conversion rate of
$27 ..........................................................               75,000                      --

Junior non-convertible subordinated PIK note, due
September 30, 2005, plus interest payable semi-annually at
12% ..........................................................               25,000                      --

Subordinated convertible debentures, due June 30, 1996,
plus interest payable semi-annually at 9%, convertible into
common stock at the conversion rate of $16.36 ................                6,818                     7,000
Other obligations, including capital leases, at interest rates ranging from 6% to 16%, collateralized by certain property
and equipment ................................................                8,131                    10,538
                                                                           --------                  --------
                                                                            494,949                   125,637

Less:
     Current scheduled maturities ............................               45,157                     5,911
     Debt current under negotiation ..........................             $449,792                      --
                                                                           ========                  --------
     Lines of credit and long-term debt ......................             $119,726                  $119,726
                                                                           ========                  ========

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
                                                              ------
                                                              20.00%
                                                              ======

          Interest on the $75 million Junior Convertible Subordinated PIK Note is payable semi-annually at the rate of 7% per annum. The Junior Convertible Subordinated PIK Note will mature on the earlier to occur of October 1, 2005, or an event of default. Prior to the second anniversary of the initial date of issuance, interest is payable in cash or additional Junior Convertible Subordinated PIK Notes, at the election of the Company. Thereafter, interest will be payable in cash, subject to the satisfaction of certain financial tests set forth in the Senior Credit Facility. The Junior Convertible Subordinated PIK Note may not be prepaid or redeemed prior to three years following the initial issuance date without the written consent of the holder thereof. Thereafter, the Junior Convertible Subordinated PIK Note is, at the option of the Company, redeemable, in whole or in part, subject to normal redemption terms and conditions, and subject to restrictions on optional redemption contained in the Senior Credit Facility. The Junior Convertible Subordinated PIK Note will be convertible, at the holder's option, at any time subsequent to one year following the date of issuance, in whole or in part, into such number of shares of Common Stock determined by dividing the aggregate principal amount by the conversion price in effect at the time of such conversion. The conversion price of the Junior Convertible Subordinated PIK Note is $27 per share, subject to adjustment. The Company is required to file, and use its best efforts to cause to become effective on or before the first anniversary of the initial date of issuance of the Junior Convertible Subordinated PIK Note, a registration statement covering the shares of the Company's Common Stock issuable upon conversion thereof. The Company is required to maintain the effectiveness of such registration statement for a three year period following the original effective date of the registration statement. In the event that there is a change in control (as defined herein) of the Company, the holder of the Junior Convertible Subordinated PIK Note may require the Company to repurchase such note at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

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

4.        LITIGATION

          The Company entered into a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a settlement of class action shareholder litigation which was initiated against T(2) in 1992. Pursuant to the settlement the Company paid, during June 1995, the shareholder class $25.7 million in cash (of which approximately $7.8 million was contributed by the Company's insurance carrier) and has issued warrants to the shareholder class to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.125. The Stipulation was approved by the court on May 5, 1995 and a judgment was entered dismissing the litigation with prejudice on May 19, 1995.

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

          The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

5.        SUBSEQUENT EVENTS

          Lincare Merger -- On April 17, 1995, the Company entered into an agreement to merge (the "Lincare Agreement") with Lincare, a provider of oxygen and other respiratory therapy services to patients in the home. On July 21, 1995, the Company and Lincare announced that they had terminated the plans to merge and had signed a letter of intent to cooperatively offer their integrated services in targeted metropolitan areas. The Company and Lincare executed a letter agreement dated July 21, 1995, under which the parties agreed to allocate fees and expenses incurred in connection with the transaction and to forever release and discharge the other from actions, liabilities and obligations arising out of or related to the transactions. Costs incurred of approximately $3.4 million, representing the Company's expenses in the transaction, were expensed in the quarter ended June 30, 1995.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         General. The operations of Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company") commenced on July 8, 1994 as a result of a merger (the "Four-Way Merger") of T(2) Medical, Inc. ("T(2)"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys" and together with T(2), Curaflex and HealthInfusion, Inc. the "Merged Entities"), each of which was a publicly-held national or regional provider of alternate site infusion therapy and related services. Pursuant to the Four-Way Merger, which was accounted for as a pooling of interests, each of those companies became and is now a wholly-owned subsidiary of the Company. On September, 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc. ("HMSS"), a regional provider of alternate site infusion therapies, in a transaction accounted for as a purchase. Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. (the "Caremark Transaction"). The Caremark Transaction was accounted for as a purchase.

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

         During the quarter ended June 30, 1995, the Company initiated a second restructuring plan (the "Caremark Consolidation Plan") following the acquisition of the Caremark Business. The Caremark Consolidation Plan provides for the elimination of approximately 55 branches and the downsizing of approximately ten of the Company's home infusion branch facilities and the consolidation of corporate functions. It also provided for a corresponding reduction of approximately 330 full-time equivalent field employees and 100 full-time equivalent corporate employees. The Caremark Consolidation Plan includes a reorganization of the Caremark reimbursement function from a centralized organization to a decentralized organization. It also includes the conversion of the Company's billing and accounts receivable system to the Caremark system. While the potential for an increase in accounts receivable write-offs exists, management believes that such an exposure can be minimized with the proper management emphasis. Management believes the Company has made adequate provision for uncollectible accounts based on all information currently available, but no assurance can be given as to the level of future provisions. In connection with the Caremark Consolidation Plan, the Company recorded charges of $25.8 million in estimated restructuring costs and $7.7 million in purchase price adjustment in the quarter ended June 30, 1995. Management believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Caremark Consolidation Plan continues. The Company anticipates that the Caremark Consolidation Plan will be substantially implemented by September 30, 1995 and will generate annualized cost savings of approximately $59.0 million. No assurances can be given as to the aggregate cost savings which will be achieved by the Company or the timing thereof.

         The accrual in the Company's Consolidated Balance Sheet for estimated future cash expenditures related to the Four-Way merger and the Coram Consolidation Plan at December 31, 1994 was $42.8 million. The Company currently estimates that future cash expenditures related to that accrual will be made in the following periods: 52% in 1995, 36% in 1996, 8% in 1997 and 4% in 1998 and thereafter. These estimated amounts and the periods in which they will be spent may change as cost estimates are finalized, and such changes may be material. See Note 1 to the Consolidated Financial Statements--Merger and Restructuring.

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

          Factors Adversely Affecting Recent Operating Results. A number of factors have adversely affected the Company's financial condition and recent results of operations. First, following the Four-Way Merger, the Company implemented a policy of terminating physician arrangements and certain businesses which it inherited from the Merged Entities which were potentially in conflict with new federal and state law. In September 1994, in connection with a grand jury investigation, T(2) entered a settlement agreement under which T(2) acquired 55 companies previously managed by it and terminated the other outstanding management agreements it had with physician-owned home care companies and physician-owned Intracare companies. In addition, the Company terminated other relationships that the Merged Entities and HMSS had with physicians. Many of the physician arrangements were terminated in the fourth quarter of 1994 and the first quarter of 1995. As a result, the Company lost a number of historical referral sources which, when combined with the loss of the terminated businesses, resulted in a decline in revenues on a year-to-year basis and for the first two quarters of 1995. Second, the revenues of the Caremark Business declined significantly from the first quarter of 1995 to the second quarter of 1995, a factor which the Company did not anticipate when it acquired the business and obtained financing to pay the purchase price. (Caremark Business revenue declined from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline.) Third, the Company has experienced pricing pressure in its core infusion business as a result of a continuing shift in payor mix from traditional indemnity insurers to managed care payors and intense competition among infusion providers. Fourth, the Company experienced a disruption in certain relationships as a result of its headcount reduction and consolidation. The Company also experienced increased competition from hospitals and physicians who have sought to increase the scope of services through their offices, including services similar to those offered by the Company. Finally, the Company believes that its management's focus on the consolidation programs described above and pursuing a growth strategy based on acquisitions has resulted in insufficient attention to revenue generation by its core infusion business. The confluence of these factors in the first half of 1995 have significantly affected the Company's financial results and condition and created liquidity issues for the Company in the near term as discussed under the caption "Liquidity and Capital Resources." There can be no assurance that these trends will not continue to have an adverse effect on the Company's financial condition and results of operations in the future.

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

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $22.3 million or 117.5% for the second quarter of 1995 compared with the same period in 1994. The acquisition of the Caremark Business resulted in an increase of $14.7 million of SG&A expenses in the second quarter, $7.5 million of which are duplicate corporate expenses and other non-recurring items which are expected to be eliminated by the fourth quarter of 1995. Expenses related to the terminated Lincare merger contributed $3.4 million in SG&A in the second quarter. Other integration costs not accrued as part of the restructuring are estimated to be $2.2 million. These non-recurring charges were principally for consulting services, legal and professional fees, relocation, travel, transition management, training and temporary help at levels not expected to recur once the Consolidation Plans are completed and not directly part of the Consolidation Plans.

          Total SG&A adjusted for estimated non-recurring items is as follows:

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                         1995             1994
                                                        ------           -----
Net revenue ..............................             $179,351        $113,647
                                                       ========        ========
SG&A .....................................             $ 41,312        $ 18,993
  Less Non-recurring SG&A:
  Caremark general and administrative ....                7,500            --
  Lincare termination costs ..............                3,400            --
  Other non-recurring items ..............                2,200            --
                                                       --------        --------
Adjusted SG&A net of non-recurring items .             $ 28,212        $ 18,993
                                                       ========        ========
  SG&A as a percentage of Net revenue less
    Non-recurring items ..................                 15.7%           16.7%
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

          Total SG&A adjusted for estimated non-recurring items is as follows:

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------
                                                                      1995           1994
                                                                      ----           ----
Net revenue .......................................                 $284,129       $226,712
                                                                    ========       ========
SG&A ..............................................                 $ 59,197       $ 38,577
  Less Non-recurring SG&A:
  Caremark general and administrative .............                    7,500           --
  Lincare termination costs .......................                    3,400           --
  Other non-recurring items .......................                    4,400           --
                                                                    --------       --------
Adjusted SG&A, net of non-recurring items .........                 $ 43,897       $ 38,577
                                                                    ========       ========
  SG&A Expenses as a percentage of net revenue less
    non-recurring items ...........................                     15.4%          17.0%
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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash, cash equivalents and marketable securities at June 30, 1995 were $41.7 million (including restricted cash of approximately $7.2 million), an increase of $5.1 million from December 31, 1994. The ratio of total debt to equity increased to 1.83 to 1 at June 30, 1995 from .41 to 1 at December 31, 1994 due to the additional debt incurred to acquire the Caremark Business.

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

          As of June 30, 1995, 53.3% of the assets of the Company consisted of goodwill. The Company had $513.5 million of goodwill as of June 30, 1995, an increase of $180.2 million over December 31, 1994. This increase was largely the result of the purchase of the Caremark Business and other acquisitions mentioned above. It is the Company's policy to review the recoverability of goodwill at least quarterly and more frequently if the facts and circumstances suggest that it may be impaired. If such review indicates that goodwill will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization period, the carrying value of goodwill will be reduced to estimated fair market value. Currently, the Company is implementing the Coram and Caremark

Consolidation Plans which are intended to generate cash flow from operations which will be sufficient to recover the carrying value of this goodwill. However, if sufficient cash flow from operations is not achieved, the Company may be required to write down such goodwill. Any such write down could have a material adverse effect upon the Company's financial position and results of operations.

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

          Pursuant to the Company's discussions with its lenders, the Company is required to develop a formalized business plan that is acceptable to the lenders. Due to the timing of the negotiations and the receipt of the waiver, the Company has not had adequate time to respond. Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Violation is Waived by the Creditor" requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan and it is not assured that the borrower will be able to comply with the same covenant, or receive a similar waiver, at measurement dates that are within the next 12 months. The Company is in the process of finalizing a new business plan, and it is engaging in discussions with its creditors and pursuing plans to raise additional capital. As a result, the Company is not able to determine at this time whether its long-term debt should be reclassified. Reclassification of long-term debt would result in negative working capital of $361.5 million. Unadjusted for the reclassification of long-term debt, working capital at June 30, 1995 was $88.3 million.

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

                                                                                                 CHANGE
                                                                     CASH          NON-CASH        IN
                                                                 EXPENDITURES      CHARGES       ESTIMATE         TOTAL
                                                                 ------------      -------       --------         -----
Merger Costs...........................................             $25,100        $   600       $     --        $25,700
                                                                    =======        =======       ========        =======
Personnel Reduction Costs..............................             $16,000        $   600       $     --         16,600
Facility Reduction Costs...............................               6,400         16,300             --         22,700
Discontinuance Costs...................................                 100         32,600        (3,000)         29,700
                                                                    -------         ------        ------          ------
Restructuring Costs....................................             $22,500        $49,500       $(3,000)        $69,000
                                                                    =======        =======       =======         =======

          The Company believes it has adequate reserves as of June 30, 1995, to complete the Coram Consolidation Plan.

STATUS OF THE CAREMARK CONSOLIDATION PLAN

          The Company has made total payments and total asset disposals through June 30, 1995, as follows (in thousands):

                                                             CASH             NON-CASH
                                                         EXPENDITURES         CHARGES            TOTAL
                                                         ------------         --------           ------
Personnel Reduction Costs..............................     $   --             $   --             $   --
Facility Reduction Costs...............................         --              6,600              6,600
                                                            ------             ------             ------
Restructuring Costs....................................     $   --             $6,600             $6,600
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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            Pursuant to a Stipulation of Settlement (the "Stipulation") dated as of January 27, 1995 which sets forth the principal terms of a settlement of class action shareholder litigation which was initiated against T(2) in 1992, the Company paid the shareholder class $25.7 million in cash (of which approximately $7.8 million was contributed by the Company's insurance carrier) and has issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.125. The Stipulation was approved by the court on May 5, 1995 and a judgment was entered dismissing the litigation with prejudice on May 19, 1995.

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

 * Filed herewith
** Filed in original filing

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

                                            CORAM HEALTHCARE CORPORATION

                                            By:      /s/  Richard M. Smith
                                                     -------------------------
                                                     Richard M. Smith
                                                     Chief Financial Officer

April 3, 1996

                                EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION                  PAGE
- ------                       -------------------                  ----

11                            Statement Regarding
                              Computation of Per Share
                              Earnings*


27                            Financial Date Schedule**

- ------
 * Filed herewith
** Filed in original filing