Form 10-Q/A
period 1995-09-30
CORAM HEALTHCARE CORP
filed 1996-04-08
CIK 924174

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------

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

================================================================================

                        PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (IN THOUSANDS, INCLUDING SHARES)

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                     ASSETS                                     1995               1994
                                                                            -------------     -------------
Current assets:
  Cash and cash equivalent  . . . . . . . . . . . . . . . . . . . . . . .    $   40,481        $   13,588
  Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,469             6,458
  Investment in available-for-sale securities   . . . . . . . . . . . . .            --            16,546
  Accounts receivable, net of allowance of $81,208 and $17,990  . . . . .       173,063           109,087
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,086            11,864
  Prepaid taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,228            11,510
  Deferred income taxes, net  . . . . . . . . . . . . . . . . . . . . . .        15,124            31,893
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .        11,119             7,251
                                                                             ----------        ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .       303,570           208,197
Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . .        40,010            25,902
Joint ventures and other assets   . . . . . . . . . . . . . . . . . . . .        48,152             6,262
Deferred income taxes non-current   . . . . . . . . . . . . . . . . . . .           556               556
Other deferred costs and intangible assets  . . . . . . . . . . . . . . .        14,033             2,284
Goodwill, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       346,292           333,238
                                                                             ----------        ----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  752,613        $  576,439
                                                                             ==========        ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   92,732        $   27,098
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . .        48,645             5,911
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .         5,818             5,788
  Liabilities for securities sold under agreement to repurchase   . . . .            --             7,430
  Reserve for litigation  . . . . . . . . . . . . . . . . . . . . . . . .         3,698            22,720
  Accrued merger and restructuring  . . . . . . . . . . . . . . . . . . .        51,233            43,594
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . .        64,858            11,845
                                                                             ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . .       266,984           124,386
Long-term debt, including revolving lines of credit   . . . . . . . . . .       450,391           119,726
Minority interest in consolidated joint ventures  . . . . . . . . . . . .         4,296             6,599
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,333             1,945
Deferred income taxes non-current . . . . . . . . . . . . . . . . . . . .         1,521             1,522
Stockholders' equity:
  Common stock par value $.001, authorized 75,000 shares,
     issued 40,346 in 1995 and 38,964 in 1994   . . . . . . . . . . . . .            40                39
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .       361,293           341,328
  Unrealized loss on available-for-sale securities  . . . . . . . . . . .            --              (279)
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (335,245)          (18,827)
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .        26,088           322,261
                                                                             ----------        ----------
 Total liabilities and stockholders' equity   . . . . . . . . . . . . . .    $  752,613        $  576,439
                                                                             ==========        ==========

   See accompanying notes to the condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                             -------------------------------
                                                                                 1995               1994
                                                                             ------------      -------------
Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  164,741        $  110,206
Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . . .          129,674            78,773
                                                                              ----------        ----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,067            31,433
Operating expenses:
  Selling, general and administrative expenses  . . . . . . . . . . . .           40,844            20,927

  Provision for estimated uncollectible accounts  . . . . . . . . . . .           36,518            21,461
  Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . .            2,947             2,158
  Charge for long-lived assets and acquired receivables:
    Goodwill and other long-lived assets  . . . . . . . . . . . . . . .          166,373                --
    Valuation of acquired receivable    . . . . . . . . . . . . . . . .           37,000                --
  Provision for T2 litigation settlements   . . . . . . . . . . . . . .               --             6,020
  Merger expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .               --            28,500
  Restructuring costs   . . . . . . . . . . . . . . . . . . . . . . . .               --            95,500
                                                                              ----------        ----------
    Total operating expenses  . . . . . . . . . . . . . . . . . . . . .          283,682           174,566
                                                                              ----------        ----------
Other income (expense):   . . . . . . . . . . . . . . . . . . . . . . .         (248,615)         (143,133)
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,236)           (2,068)

  Other income (expense), net   . . . . . . . . . . . . . . . . . . . .           (1,445)              655
                                                                              ----------        ----------
Loss before income taxes and minority interest  . . . . . . . . . . . .         (264.296)         (144,546)
  Income tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . .          (10,204)         ( 26,847)
  Minority interest in net income of consolidated joint ventures  . . .             (570)           (3,477)
                                                                              ----------        ----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (254,662)       $ (121,176)
                                                                              ==========        ==========
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (6.38)       $    (3.14)
                                                                              ==========        ==========
Weighted average common shares outstanding  . . . . . . . . . . . . . .           39,915            38,636
                                                                              ==========        ==========

   See accompanying notes to the condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                -----------------------
                                                                                   1995         1994
                                                                                ----------    ---------
Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 448,870    $ 336,918
Cost of service . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         343,122      233,079
                                                                                ---------    ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         105,748      103,839
Operating expenses:
  Selling, general and administrative expenses  . . . . . . . . . . . . .         100,041       59,504

  Provision for estimated uncollectible accounts  . . . . . . . . . . . .          56,579       32,170
  Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . .          10,504        6,435
  Charge for long-lived assets and acquired receivables:
    Goodwill and other long-lived assets  . . . . . . . . . . . . . . . .         166,373           --
    Valuation of acquired receivables   . . . . . . . . . . . . . . . . .          37,000           --
  Merger expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --       28,500
  Provision for T2 litigation settlements . . . . . . . . . . . . . . . .              --       23,220
  Restructuring costs . . . . . . . . . . . . . . . . . . . . . . . . . .          21,370       95,500
                                                                                ---------    ---------
     Total operating expenses . . . . . . . . . . . . . . . . . . . . . .         391,867      245,329
                                                                                ---------    ---------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (286,119)    (141,490)

Other income (expense):
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         (31,625)      (4,710)
   Other income, net  . . . . . . . . . . . . . . . . . . . . . . . . . .             186        2,804
                                                                                ---------    ---------
Loss before income taxes, minority interest and extraordinary items . . .        (317,558)    (143,396)
   Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,309)     (25,436)
   Minority interest in net income of consolidated joint ventures . . . .          (6,773)      (9,005)
                                                                                ---------    ---------
Loss before extraordinary item  . . . . . . . . . . . . . . . . . . . . .        (313,022)    (126,965)
Extraordinary loss-early extinquishment of debt (no income tax benefit) .          (3,396)          --
                                                                                ---------    ---------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(316,418)   $(126,965)
                                                                                =========    =========
Net loss per share:
   Loss before extraordinary item . . . . . . . . . . . . . . . . . . . .       $   (7.86)   $   (3.30)
   Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . .           (0.08)          --
                                                                                ---------    ---------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (7.94)   $   (3.30)
                                                                                =========    =========
Weighted average common shares outstanding  . . . . . . . . . . . . . . .          40,180       38,462
                                                                                =========    =========

   See accompanying notes to the condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                -----------------------
                                                                                   1995         1994
                                                                                ----------    ---------
Net cash used by operating activities . . . . . . . . . . . . . . . . . .       $  (19,859)   $  (10,176)
Cash flows from investing activities:
   Proceeds from sale and maturities of available-for-sale securities . .           10,817        10,429
   Purchases of property and equipment  . . . . . . . . . . . . . . . . .           (3,489)       (7,187)
   Payments for acquisition of businesses, net of cash acquired . . . . .         (240,633)      (58,090)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              117        (9,879)
                                                                                ----------    ----------
     Net cash used by investing activities  . . . . . . . . . . . . . . .         (233,188)      (64,727)
                                                                                ----------    ----------
Cash flows from financing activities:
   Sales of common stock, net of repurchases and issuance costs . . . . .            8,693         6,174
   Borrowings (repayments) of lines of credit, net  . . . . . . . . . . .         (103,120)       73,169
   Debt borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          557,000            --
   Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .         (180,785)       (7,324)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,848)
                                                                                ----------    ----------
     Net cash provided by financing activities  . . . . . . . . . . . . .          279,940        69,960
                                                                                ----------    ----------
 Net increase (decrease) in cash  . . . . . . . . . . . . . . . . . . . .           26,893        (4,943)

 Cash at beginning of period  . . . . . . . . . . . . . . . . . . . . . .           13,588        22,971
                                                                                ----------    ----------
 Cash at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .       $   40,481    $   18,028
                                                                                ==========    ==========

   See accompanying notes to the condensed consolidated financial statements.

SUPPLEMENTAL INFORMATION:

Depreciation and amortization was $25,915 in 1995 and $13,808 in 1994.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995


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

         Goodwill and Other Long-Lived Assets. Effective April 1, 1995 the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the carrying value of goodwill and other long-lived assets is reviewed at least quarterly. If such review indicates that they will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying value would be reduced to the estimated fair market value. An ability to recover such assets may be suggested by, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or, a material decrease in the fair value of some or all of the assets.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Goodwill and Other Long Lived Assets" for information on the third quarter of 1995 $203.4 million charge to write-off of goodwill and certain other long-lived assets and to record an adjustment to the valuation of acquired receivables.

         The Company continues to closely monitor its remaining goodwill and other long-lived assets. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to further write down its goodwill and other long-lived assets in the future. Any such write down could have a material adverse effect on the company's financial position and results of operations. Further, any such decrease could have an adverse effect on the Company's liquidity and its ability to continue its operations.

         Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the provision for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in assessment of realizable value. Management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end based on all information then available. The Company has continued to become more sophisticated in its approach to the estimation process as it gains experience with estimates for the consolidated entities. While management believes the Company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced by the constituent entities before 1995.

         The Company's ability to successfully collect its receivables depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes. In the quarters ended September 30, 1994 and 1995, the Company

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

recorded as part of its quarterly provision for estimated uncollectible accounts charges of $17.3 million and $20.0 million, respectively, which management believes resulted principally from events that transpired as part of the consolidation of the various constituent companies' billing systems ultimately into one billing system for use at substantially all locations and to move its billing and collections functions from a centralized to a decentralized structure. Any further disruptions in those procedures could adversely affect the ability of the Company to collect its receivables.

         The Coram Consolidation Plan included a broad restructuring of the Company's reimbursement organization and systems, including the decentralization of centralized collection activities located in four locations and the relocation of such activities to 100 branch locations. In connection with the Coram Consolidation Plan (as defined below) and as a result of the Company's decision to implement standardized policies for recognition of allowances, deemphasize certain businesses and provide for the potential disruptions expected during the merger and post-merger transition process, the Company recorded a special charge of $17.3 million was recorded as part of the provision for estimated uncollectible accounts in the quarter ended September 1994, the first quarter-end following the Four-Way Merger that occurred in July 1994. In this quarter, the Company noted a significant increase in aging of receivables at various branches, which management concluded had resulted from distractions related to the merger and consolidation process, the transfer of billing information and patient files between branch offices, the termination of certain employees experienced in billing and collection, and the inability to efficiently complete, obtain or process certain claim documentation necessary to secure payment because of the termination of certain physician relationships and the elimination of some experienced branch personnel as part of the consolidation of branches then occurring. The amount of the charge was determined based on those factors, and also included a provision of $3.4 million for specific accounts rendered uncollectible because of relationships terminated as part of the merger. Management believes a minor portion of the overall provision may also be attributable to the accounting impact of implementing standardized policies for recognition of contractual and other allowances; however, the Company is unable to distinguish the impact of this factor in the Company's overall provision for estimated uncollectible accounts of $21.5 million for this quarter.

         Following the Company's acquisition of the Caremark Business in April 1995 and as part of the Caremark Business Consolidation Plan (as defined below) the Company undertook the conversion of its billing and accounts receivable system to the acquired Caremark Business system while at the same time it reorganized the acquired Caremark Business reimbursement function from a centralized to a decentralized organization. These changes started in the second quarter, but most of the changes occurred in July through September. Their effects, which became most pronounced in the third quarter, were far more disruptive than anticipated, resulting in significant delays in billing and collection difficulties in receiving timely reimbursements. Those delays were in part caused by the inability to efficiently complete, obtain or process certain claim documentation and in part by lack of familiarity with the newly acquired system. The passage of time makes missing documentation required for payment difficult or impossible to obtain or replace, and can delay claim submission past deadlines imposed by certain payors. Because of this, the Company experienced larger write-offs than in prior quarters and, therefore, for estimated uncollectible accounts of $20.0 million resulting in a total provision of $36.5 million in the quarter ended September 30, 1995. This $20.0 million provision was for deterioration in accounts receivable that occurred after the acquisition of the Caremark Business, and is separate from the $37.0 million reduction in the carrying value of accounts receivable acquired from Caremark that related to an overstatement of those accounts as of April 1, 1995 when they were purchased by the Company as part of the Caremark Business Acquisition. See Note 2 to the Financial Statements, Caremark Business Acquisition.



2.       ACQUISITIONS AND RESTRUCTURINGS

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

         Caremark Business Acquisition. Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and certain related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. ("Caremark International"), for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes"), plus assumption of specified liabilities of the Caremark Business. The Company also incurred approximately $7.5 million of acquisition costs. The Company assumed only certain specified liabilities of the Caremark Business, which expressly exclude any liabilities associated with the recent government investigation of Caremark. In connection with the acquisition of the Caremark Business, the Company repaid all of its indebtedness under its then existing credit facility. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of indebtedness, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under a Senior Credit Facility with Chemical Bank as Agent (the "Senior Credit Facility") and (ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). The acquisition was accounted for by the purchase method of accounting and the results of the Caremark Business have been included in the accompanying condensed consolidated financial statements since the date of acquisition. In connection with the purchase, the Company has determined that the fair values of acquired identifiable intangible and tangible assets approximate $172.7 million, consisting principally of accounts receivable of $101.0 million (net of a $37.0 million reduction in carrying value of certain acquired accounts receivables including $7.0 million recorded in September 1995), intangibles of $28.1 million, ($14.0 million clinical outcomes database and $14.1 million payor contracts, being amortized over 20 years and 5 years, respectively) and property and equipment of $31.4 million. In addition, liabilities of approximately $61.1 million were assumed, including $11.4 million of costs of exiting certain Caremark Business activities. The valuation of substantially all the identifiable tangible and intangible assets except accounts receivable was based on independent appraisal. Accounts receivable were valued by the Company in consultation with independent accounting consultants. The cost in excess of identifiable net assets acquired of $166.4 million was allocated to goodwill. In the third quarter of 1995, it was determined that the incremental goodwill added in the acquisition of the Caremark Business had no value and a substantial portion of that goodwill was written off as part of the impairment loss on the Company's long-lived assets.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Valuation of Receivables Acquired from Carmark" for information on the $37.0 million reduction in their valuation.

         On September 11, 1995, as amended October 6, 1995, the Company filed suit against Caremark and Caremark International, alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches, aggregating $5.2 billion. On October 12, 1995, Caremark and Caremark International filed suit against the Company alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million. The Company believes it has meritorious defenses in this action, but due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of either of these suits at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

         The following unaudited pro forma information is provided for comparative purposes only. It presents a combination of the Company's reported results and information furnished by Caremark for the Caremark Business prior to its acquisition by the company as if the acquisition of the Caremark Business including Caremark's purchase of the assets and assumption of certain liabilities of Critical Care of America ("CCA") effective March 1, 1994, had occurred January 1, 1994. The data used for the Caremark Business in

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

such pro forma financial information for periods prior to its acquisition by the Company was furnished by Caremark. The Company has filed a lawsuit against Caremark alleging, among other things, that certain financial and other data provided to the company by Caremark contains material misstatements and omissions. Accordingly, pending the resolution of such litigation, the Company believes the pro-forma information, to the extent it contains data furnished by Caremark, should not be relied upon in evaluating the Company's financial position and results of operations, and no assurance can be given as to its completeness or accuracy. For this reason and because the Company had not acquired the Caremark Business on January 1, 1994, the information is not necessarily indicative of the results that would have been obtained had the acquisitions of the Caremark Business and CCA occurred on the date indicated or that may be achieved in the future.

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                         1995                   1994
                                                                       ----------            ----------
Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  545,128            $  695,300
                                                                       ==========            ==========
Loss before extraordinary item  . . . . . . . . . . . . . . . . . .    $ (324,145)           $ (158,239)
                                                                       ==========            ==========
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (327,541)           $ (158,239)
                                                                       ==========            ==========
Net loss per share before extraordinary item  . . . . . . . . . . .    $    (8.06)           $    (4.11)
                                                                       ==========            ==========
Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .    $    (8.14)           $    (4.11)
                                                                       ==========            ==========
Common shares used in computation . . . . . . . . . . . . . . . . .        39,685                38,462
                                                                       ==========            ==========

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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

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

                                                                   CASH          NON-CASH
                                                               EXPENDITURES       CHARGES      TOTAL
                                                               ------------      --------    --------
Merger Costs  . . . . . . . . . . . . . . . . . . . . . .         $27,900        $   600      $28,500
                                                                  =======        =======      =======
Personnel Reduction Costs . . . . . . . . . . . . . . . .         $26,200        $   600      $26,800
Facility Reduction Costs  . . . . . . . . . . . . . . . .          15,600         16,300       31,900
Discontinuance Costs  . . . . . . . . . . . . . . . . . .           4,200         32,600       36,800
                                                                  -------        -------      -------
Total Restructuring Costs . . . . . . . . . . . . . . . .         $46,000        $49,500      $95,500
                                                                  =======        =======      =======

         The Company believes these costs to be non-recurring; however, actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. Net revenue of the Company includes revenues from non-core businesses provided for in the Coram Consolidation Plan that will be discontinued or disposed of approximating $5 million and $11 million in the quarters ended September 30, 1995 and 1994, respectively, and approximating $24 million and $32 million in the nine months ended September 30, 1995 and 1994 , respectively. Operating results were not material.

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

                                                               CASH          NON-CASH     CHANGE IN
                                                           EXPENDITURES      CHARGES       ESTIMATE       TOTAL
                                                           ------------      -------       --------     ---------

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

Merger Costs  . . . . . . . . . . . . . . . . .       $ 26,300         $   600       $     --      $ 26,900
                                                      ========         =======       ========      ========
Personnel Reduction Costs . . . . . . . . . . .       $ 18,500         $   600       $     --      $ 19,100
Facility Reduction Costs  . . . . . . . . . . .          7,900          16,300             --        24,200
Discontinuance Costs  . . . . . . . . . . . . .             --          32,600         (3,000)       29,600
                                                      --------         -------       --------      --------
Total Restructuring Costs . . . . . . . . . . .       $ 26,400         $49,500       $ (3,000)     $ 72,900
                                                      ========         =======       ========      ========

         During May 1995, the Company initiated a second restructuring plan (the "Caremark Business Consolidation Plan") which was contemplated by the Company prior to the acquisition of the Caremark Business. The estimated costs associated with each component of the Caremark Business Consolidation Plan, recorded in the second quarter of 1995, including the write down of existing assets to their net realizable value, were as follows (in thousands):

                                                                CASH             NON-CASH
                                                            EXPENDITURES         CHARGES        TOTAL
                                                            ------------         ---------    ---------
Personnel Reduction Costs . . . . . . . . . . . . . . .        $12,400            $   --       $12,400
Facility Reduction Costs  . . . . . . . . . . . . . . .          6,800             6,600        13,400
                                                               -------            ------       -------
Total Restructuring Costs . . . . . . . . . . . . . . .        $19,200            $6,600       $25,800
                                                               =======            ======       =======

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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

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

          The Company has made total payments and total asset disposals through September 30, 1995, as follows (in thousands):

                                                                     CASH         NON-CASH
                                                                 EXPENDITURES      CHARGES     TOTAL
                                                                 ------------     --------   --------
Personnel Reduction Costs . . . . . . . . . . . . . . . . . .       $ 2,700       $           $ 2,700
Facility Reduction Costs  . . . . . . . . . . . . . . . . . .           100          6,600      6,700
                                                                    -------       --------    -------
Total Restructuring Costs . . . . . . . . . . . . . . . . . .       $ 2,800       $  6,600    $ 9,400
                                                                    =======       ========    =======

         Although subject to future adjustment, the Company believes it had adequate reserves and liquidity as of September 30, 1995 to complete the Coram Consolidation Plan and Caremark Business Consolidation Plan.

         The balance in the "Accrued merger and restructuring" liability at September 30, 1995 consists of future cash expenditures related to:

Four-Way Merger                                          $  1,600
Coram Consolidation Plan                                   19,600
Caremark Business Consolidation Plan                       26,200
Other                                                       3,800
                                                         --------
Total                                                    $ 51,200
                                                         ========

Amounts for the Caremark Business Consolidation include $9.8 million related to items recorded as an adjustment to the purchase price of the Caremark Business.


3.       LINES OF CREDIT AND LONG-TERM DEBT

         Lines of credit and long-term debt were as follows (in thousands):

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                   1995              1994
                                                                -------------     ------------
Senior Credit Facility  . . . . . . . . . . . . . . . . . . .     $235,000         $108,099
Bridge Note . . . . . . . . . . . . . . . . . . . . . . . . .      150,000
Junior convertible subordinated PIK note, due October 1,
 2005, plus interest payable semi-annually at 7%, convertible
 into common stock at the conversion rate of $27  . . . . . .       75,000

Junior non-convertible subordinated PIK note, due
 September 30, 2005, plus interest payable semi-annually
 at 12% . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,000
Subordinated convertible debentures, due June 30, 1996,

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

 plus interest payable semi-annually at 9%, convertible
 into common stock at the conversion rate of $16.36 . . . . .        6,818            7,000
Other  obligations,  including  capital  leases,  at  interest ranging from 6% to 16%, collateralized by certain property
 and equipment  . . . . . . . . . . . . . . . . . . . . . . .        7,218           10,538
                                                                  --------         --------
                                                                  $499,036         $125,637
Less current scheduled maturities . . . . . . . . . . . . . .       48,645            5,911
                                                                  --------         --------
                                                                  $450,391         $119,726
                                                                  ========         ========


         The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. As of June 30 and September 30, 1995, the Company had violated certain minimum financial ratios of the Senior Credit Facility and received short-term waivers of such violations and payment extensions, and at June 30, 1995, the Company had classified all its long-term debt as a current liability. On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, which postponed the first principal payment due under the Senior Credit Facility from September 30, 1995 until March 31, 1996, provided a new $25 million credit line (the "Overline") and re-defined certain financial covenants. The maturity dates were shortened from April 6, 2000 to March 31, 1997, and the unused portion of the existing revolving debt commitments of approximately $64.2 million were terminated. In return, the lenders received warrants to purchase 2,569,342 shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the immediate parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. The lender under the Bridge Note agreed to defer the due date of all interest payments to March 31, 1997. The lender had previously been granted the right to receive certain warrants on an accelerated basis (see below), and the right to appoint one director to the Company's Board of Directors. As a result of the restructuring of terms, the Company is no longer classifying its long-term debt as a current liability.

         The fair value of the warrants issued to the lenders under the Senior Credit Facility and any warrants issued to the lenders under the Bridge Note will be accounted for as interest expense over the term of the related debt. The estimated fair value of the warrants issued to the lenders under the Senior Credit Facility was $8 million.

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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

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

                    0-89 days . . . . . . . . . . . . . . . . . .     0.50%
                    90-179 days . . . . . . . . . . . . . . . . .     1.00%
                    180-269 days  . . . . . . . . . . . . . . . .     1.00%
                    270-359 days  . . . . . . . . . . . . . . . .     1.50%
                    360-449 days  . . . . . . . . . . . . . . . .     2.00%
                    450-539 days  . . . . . . . . . . . . . . . .     2.50%
                    540-629 days  . . . . . . . . . . . . . . . .     2.50%
                    630-719 days  . . . . . . . . . . . . . . . .     3.00%
                    720-809 days  . . . . . . . . . . . . . . . .     3.00%
                    810 days and thereafter . . . . . . . . . . .     3.00%
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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1995

4.       INCOME TAXES

         During the nine months ended September 30, 1995, the Company recorded an income tax benefit of $11.3 million compared with a $25.4 million benefit recorded in the comparable period of the prior year. The income tax benefit recognized in both periods has been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax (benefit) rates for the nine month periods ending September 30, 1995 and 1994 differ substantially from the expected combined federal and state income tax (benefit) rates calculated using applicable statutory rates.

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

5.       LITIGATION

         In mid-August 1995, a number of law suits purporting to be class actions were filed against the Company and certain of its officers and directors. The suits allege various violations of the Securities Exchange Act of 1934 and other matters and seek damages related to the decrease in the trading price of the Company's stock. On November 2, 1995, a shareholder derivative action asserting substantially similar allegations was filed against the directors and a former director of the Company. While management believes it has meritorious defenses in these actions, their ultimate disposition cannot be determined at this time. Accordingly, no provision for any loss that may result upon resolution of the suits has been made in the unuadited condensed consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

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

         Special Charges. During the quarter ended September 30, 1995, the Company recorded special charges of $228.4 million, which are further described below. A charge of $203.4 million was made to write-off goodwill and other long-lived assets and valuation of acquired receivables associated with the acquisition of the Caremark Business, an additional special reserve of $20 million was provided for uncollectible receivables, a $2.0 million loss was incurred on the sale of a non-core business and $3.0 million was provided as a non-recurring SG&A charge for asset write-offs and litigation costs.

         Goodwill and Other Long-Lived Assets. At September 30, 1995, before the write-off described herein, the Company had goodwill of $512.7 million, or 53.6% of its assets, including $166.4 million cost in excess of identifiable net assets acquired that was added to goodwill in 1995 as a result of the Caremark

Business acquisition. It is the Company's policy to review the recoverability of goodwill and other long-lived assets at least quarterly. If such a review indicated that they would not be recoverable, based on undiscounted estimated future net cash flows over their remaining depreciation and amortization period, their carrying value would be reduced to the estimated fair value. An inability to recover such assets may be suggested by, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or, a material decrease in the fair value of some or all of the assets. Most of the Company's goodwill and a significant portion of its other long-lived assets relate to the alternate site infusion therapy business. The goodwill and other long-lived assets related to that business were reviewed in the aggregate, for the entire alternate site infusion therapy business, at June 30 and at September 30, 1995 before the additional analysis described below. Such review indicated that the undiscounted estimated future net cash flows, in the aggregate, even at the relatively low levels in the Company's projections, when projected over the there to forty year amortization period of the goodwill, exceeded the carrying amount of the goodwill and other long-lived assets.

         The Company commenced a comprehensive examination of its business and operations following the end of its second quarter, which revealed that the Caremark Business was significantly weaker than indicated by its 1994 financial statements. The revenue of the acquired Caremark Business declined significantly in the second quarter of 1995 from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. The severity and persistence of the underperformance of the Caremark Business and the negative impact of the June 1995 guilty plea by Caremark to criminal felony charges on the Company's referral sources and employee morale, neither of which were expected at the time of the acquisition, became evident in the third quarter. At the time of acquisition of the Caremark Business, the pro forma combined annual revenue of the Company and the Caremark Business was almost $900 million based on 1994 results. The company expected the business to grow and expected to realize substantial cost savings, principally through elimination of geographically duplicative branches and consolidation of corporate functions, However, in the third quarter of 1995, on an annualized basis, revenue was almost one-third lower than the pro form combined 1994 revenue. The anticipated cost savings in the Coram Consolidation Plan and the Caremark Business Consolidation Plan have been offset by the revenue decline, and the Company has incurred substantial losses since the acquisition of the Caremark Business.

         A business plan completed by the Company at the end of the third quarter of 1995 showed operating results and cash flows far below amounts estimated at the time the Caremark Business was acquired, causing the Company to re-examine whether the acquisition cost of the Caremark Business would be recovered from incremental cash flows. According to the plan, there were no such incremental cash flows. The fair value of the goodwill was recorded based upon its cost as of April 1, 1995, and was equal to the purchase price of the Caremark business in excess of the identifiable net assets acquired. The Company expected to realize substantial incremental cash flows from the Caremark Business revenues and cost savings implemented after the acquisition. However, the Company has not realized the incremental cash flows it had anticipated and no longer expects to recover such cash flows through operations. As a result, the company now believes that it substantially over paid for the Caremark Business due to inaccuracies in Caremark's representations and warranties. Therefore, based upon its finding that the Caremark Business would not yield any incremental cash flows, the Company concluded that there was no future value for the purchase price of the Caremark Business in excess of the identifiable et assets acquired. The Company further believes that is sole source of recovery of the purchase price in excess of the identifiable net assets acquired, as well as its other damages, is through its litigation against Caremark, the outcome of which is inherently uncertain See
Part II, Item 1, "Legal Proceedings."

         Therefore, in its financial statements for the third quarter of 1995 as originally prepared, the Company charged operations to write off the net purchase price in excess of the identifiable net assets acquired of $166.4 million and to record an adjustment to the valuation of acquired receivables of $37.0 million, for a total charge of $203.4 million. (This amount was reported as a write-off of goodwill in the third quarter of 1995; it is now classified and reported as described herein.) The $37.0 million charge for the valuation of acquired receivables in discussed below under the caption "Valuation of Receivables Acquired from Caremark." The Company's conclusion that the purchase price in excess of the identifiable net assets acquired will not be recovered through operations was corroborated by an analysis prepared by the Company that indicted that the fair value of the goodwill associated with the Company's alternate site infusion therapy business, including the increment added by the Caremark Business acquisition, was approximately $200 million less than its carrying value.

         Subsequent to the write-off in the third quarter, the Company performed additional analysis and revised the basis for the evaluation of recoverability of goodwill and other long-lived assets. The Company determined to shorten the future amortization period for all of its goodwill to a remaining life of 25 years as of October 1, 1995 because of uncertainties in its business environment and the recent adverse operating results, and to perform a review for impairment as of September 30, 1995 separately for each of the 51 market areas in which the Company operates its home infusion therapy business. If the undiscounted net cash flows over the future amortization period for a market area are less than the carrying amounts of the goodwill and other long-lived assets related to that area, then an impairment loss is recognized by a charge to income equal to the excess of the carrying amount of the assets over their estimate fair value. Corporate costs that are substantially related to branch operations are allocated to the market areas. The Company believes that its goodwill is defined by the relationships--substantially all of which are non-contractual-- with physicians, medical groups, hospitals, case managers at managed care organizations, and other referral sources to the Company in the marketplace, and has therefore allocated the goodwill to each market area in proportion to revenues. Fair value of the assets estimated area based upon future cash flows from each market area.

         The impairment loss calculated in this manner as of September 30, 1995 was $159.2 million, of which $150.9 million related to goodwill, and $8.3 million related to other assets. The impairment loss of $159.2 million and the adjustment to the valuation of the acquired receivable of $37.0 aggregates $196.2 million. That amount approximated the $203.4 million goodwill write-off previously recorded. The Company based the aggregate charge on the amount originally reported and did not restate its previously reported net loss. The Company believes that most of this amount relates to assets recorded as part of the acquisition of the Caremark Business.

         The recoverability of goodwill and other long-lived assets for other businesses of the Company, principally lithotripsy, is evaluated separately using the same methodology, and there is no indication of an impairment loss. The Company continues to closely monitor its remaining goodwill and other long-lived assets. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If the estimate of future cash flows from operations decrease, the Company be required to further write down its goodwill and other long-lived assets in the future. Any such write down could have a material adverse effect on the financial position results of operations of the Company. Further, any such decrease could have an adverse effect on the Company's liquidity and its ability to continue its operations.

         Valuation of Receivables Acquired from Caremark. The allowance for uncollectible accounts, as established by Caremark's at April 1, 1995, the effective date of the Company's acquisition of the Caremark Business, was $4.3 million, or 3.0% of the gross receivables of $142.3 million at that date. The Company was not permitted to perform extensive investigation of the accounts receivable or related allowance for uncollectible accounts prior to the acquisition, but had received specific representations and warranties from Caremark that the accounts receivable were collectible in the ordinary course of business and also that the values were in accordance with generally accepted accounting principles. Based on the limited due diligence investigation the Company was permitted to conduct, it appeared to the Company that the allowance was low in comparison to its own allowance, but based on the limited due diligence conducted by the Company, the Company request, received and relied on the representations and warranties from Caremark as to collectibility. After the acquisition, the Company engaged independent accounting consultants to review the accounts receivable acquired from Caremark. It was concluded that Caremark had made significant errors in its calculations of estimated uncollectible accounts, because of, among other things, Caremark's failure to properly recognize bad debts and contractual allowances, and that the acquired receivable were overstated by $37.0 million as of April 1, 1995. The Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations in the third quarter of 1995 when it concluded that its sole source of recovery was its complain against Caremark.

         Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the provision for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in the assessment of realizable value. Management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end based on all information then available. The Company has continued to become more sophisticated in its approach to the estimation process as it gains experience with estimates for the consolidated entities. While management believes the Company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced by the constituent entities before 1995.

         The Company's ability to successfully collect its receivables depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes. In the quarters ended September 30, 1994 and 1995, the Company recorded as part of its quarterly provision for estimated uncollectible accounts charges of $17.3 million and $20.0 million, respectively, which management believes resulted principally from events that transpired as part of the consolidation of the various constituent companies' billing systems ultimately into one billing system for use at substantially all locations and to move its billing and collections functions from a centralized to a decentralized structure. Any further disruptions in those procedures could adversely affect the ability of the Company to collect its receivables.

         The Coram Consolidation Plan included a broad restructuring of the Company's reimbursement organization and systems, including the decentralization of centralized collection activities located in four locations and the relocation of such activities to 100 branch locations. In connection with the Coram Consolidation Plan and as a result of the Company's decision to implement standardized policies for recognition of allowances, de-emphasize certain businesses and provide for the potential disruptions expected during the merger and post-merger transition process. $17.3 million was recorded as part of the provision for estimated uncollectible accounts in the quarter ended September 1994, the first quarter-end following the Four-Way Merger that occurred in July 1994. In this quarter, the Company noted a significant increase in aging of receivables at various branches, which management concluded had resulted from distractions related to the merger and consolidation process, the transfer of billing information and patient files between branch offices, the termination of certain employees experienced in billing and collection, and the inability to efficiently complete, obtain or process certain claim documentation necessary to secure payment because of the termination of certain physician relationships and the elimination of some experienced branch personnel as part of the consolidation of branches then occurring. The amount of the charge was determined based on those factors, and also included a provision of $3.4 million for specific accounts rendered uncollectible because of relationships terminated as part of the merger. Management believes a minor portion of the overall provision may also be attributable to the accounting impact of implementing standardized policies for recognition of contractual and other allowances; however, the Company is unable to distinguish the impact of this factor in the Company's overall provision for estimated uncollectible accounts of $21.5 million for this quarter.

         Following the Company's acquisition of the Caremark Business in April 1995 andas part of the Caremark Business Consolidation Plan (as defined below) the Company undertook the conversion of its billing and accounts receivable systems to the acquired Caremark Business system while at the same time it reorganized the acquired Caremark Business reimbursement function from a centralized to a decentralized organization. These changes started in the second quarter, but most of the changes occurred in July through September. Their effects, which became most pronounced in the third quarter, were far more disruptive than anticipated, resulting in significant delays in billing and collection and difficulties in receiving timely reimbursements. Those delays were in part caused by the inability to efficiently complete, obtain or process certain claim documentation and in part by lack of familiarity with the newly acquired system. The passage of time makes missing documentation required for payment difficult or impossible to obtain or replace, and can delay claim submission past deadlines imposed by certain payors. Because of this, the Company experienced larger write-offs than experienced in prior quarters and, therefore, provided an addition to its provision for estimated uncollectible accounts of $20.0 million resulting in a total provision of $36.5 million in the quarter ended September 30, 1995. This $20.0 million provision was for deterioration in accounts receivable that occurred after the acquisition of the Caremark Business, and its separate from the $37.0 million reduction in the carrying value of accounts receivable acquired from Caremark that related to an overstatement of those accounts as of April 1, 1995 when they were purchased by the Company as part of the Caremark Business Acquisition. See "Valuation of Receivables Acquired from Caremark" above.

         In the six-month period ended December 31, 1994, which comprises the first two quarters after the Four-Way Merger, the Company's provisions for uncollectible accounts aggregated 3.9% of revenues, excluding the $17.3 of additional provision recorded in the third quarter of 1994, and 11.7% of revenues including the $17.3 million additional provision. In the first, second and third quarters of 1995, the provisions for uncollectible accounts, excluding the $20 million recorded in September 1995 discussed above, aggregated 3.8%, 7.1% and 8.1% of 1995 year-to-date revenues, respectively, and 12.6% of September 1995 year-to-date revenues including the $20 million additional provision. In part, the higher level of provisions in the second and third quarters of 1995 resulted from the acquisition of the Caremark Business as of April 1, 1995. The annual provision for estimated uncollectible accounts recorded by Caremark International Inc. ranged from 5.1% to 7.4%, excluding the effect of the $37 million adjustment to the valuation of the acquired receivables. In contrast, the annual provision for estimated uncollectible accounts by the companies that were parties to the Four-Way Merger generally aggregated between 4.3% and 6.4% of revenues in the three year period preceding the July 1994 merger.

         A benefit of the accounts receivable system acquired as part of the Caremark Business is a computer-aided ability to track collection activity which can then be used to calculate historical write-off percentages for specific aging categories for use in establishing the allowance for estimated uncollectible receivables. The Company concluded that it is a useful system if properly applied and, since the Company was adopting the Caremark Business receivable system, decided to adopt this aspect of the system as well. During the quarter ended September 30, 1995, much of the Company's new billings were transferred to the Caremark Business receivables system and the allowance for uncollectible accounts for receivables maintained on the Caremark Business receivables system was estimated using that system with updated historical write-off percentages.

         Receivables originated by the former Coram branches that were not originally billed on the Caremark Business billing system are maintained separately on the former Coram receivables system, since it has not been practical to transfer these balances to the Caremark Business receivables system. For the accounts receivable maintained on the former Coram receivables system, in the quarter ended September 30, 1995 the Company developed a methodology to derive specific estimated loss percentages for specific aging categories based on information from operating and field finance personnel, and applied these percentages to the specific aging categories in order to achieve consistency in the manner of establishing the provision for estimated uncollectible accounts to the extent possible. Prior to the quarter ended September 30, 1995, the allowance for estimated uncollectible accounts for accounts receivable maintained on the former Coram receivables system had been determined based on an overall review of trends in days-sales-outstanding, write-offs, and agings of the accounts receivable.

         The Company believes that the adoption of the new estimation procedure caused the provision for estimated uncollectible accounts to be higher than it would have been, although the extent cannot be estimated based on current information because of the adverse collection experience in the quarter ended September 30, 1995.

         To control the conversion to the Caremark Business receivables system, the Company, among other steps, documented and disseminated procedures, and conducted extensive training at branch sites and for approximately 250 people to date at the corporate office. Training was conducted by the Company's Area Reimbursement Managers and by outside consultants proficient in the new system. The Company also retained certain key reimbursement personnel from discontinued branches, initiated collection incentive programs and controlled losses by using the write-off approval process already in the new system. The complexity of the Caremark Business receivables system, coupled with personnel, supervisory and management changes partially offset expected benefits of the above steps during the transition.

         The Company plans to continue to take steps to complete the restructuring of the billing and collection process and accelerate collections, including decentralization of reimbursement activities, development and implementation of standard management reports, improvements in the reimbursement process, concentrated collection efforts on certain aged receivables and incentivizing billing and collection efforts.

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

         The accrual in the Company's Consolidated Balance Sheet for estimated future cash expenditures related to the Four-Way Merger and the Coram Consolidation Plan and Caremark Business Consolidation Plan at December 31, 1994 was $42.8 million. The Company currently estimates that future cash expenditures related to that accrual will be made in the following periods: 37% in 1995, 46% in 1996, 10% in 1997 and 7% in 1998 and thereafter. These estimated amounts and the periods in which they will be spent may change as cost estimates are finalized, and such changes may be material.

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

          Other factors which adversely effect the Company's results of operations were the Company's implementation of a policy of terminating physician arrangements and certain businesses which it inherited from the Merged Entities which were potentially in conflict with new federal and state law. Many of the physician arrangements were terminated in the fourth quarter of 1994 and the first quarter of 1995. As a result, the Company lost a number of historical referral sources which, when combined with the loss of the terminated businesses, resulted in a decline in revenues on a year-to-year basis and for the first three quarters of 1995 in its operations other than the Caremark Business. In addition, the Company has experienced pricing pressure in its core infusion business as a result of a continuing shift in payor mix from traditional indemnity insurers to managed care and government payors and intense competition among infusion providers. The Company has also experienced a disruption in certain relationships as a result of its headcount reductions and consolidation. Further, the Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services through their offices, including services similar to those offered by the Company. There can be no assurance that these factors will not continue to have an adverse effect on the Company's financial condition and results of operations in the future.

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

THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1995

         Net Revenue. Net revenue for the third quarter of 1995 decreased by $14.6 million or 8.1% compared with the second quarter 1995. The decrease is due primarily to increased competition, a decrease in case management referrals and continued pricing pressure in the Company's core infusion business resulting from a continuing shift in payor mix, discussed further under the caption " Factors Adversely Affecting Recent Operating Results."

         Gross Profit. Gross profit for the third quarter of 1995 decreased $6.4 million or 15.5% compared with the second quarter of 1995 due to decreased net revenues and a decline in the gross profit margin from 23.1% to 21.3%. The principal reasons for the decline in gross profit percentage were unfavorable changes in therapy and payor mix, in part related to the Caremark Business which historically had lower margins than the Company's former Coram business; based on current information, the Company is currently unable to separately quantify each of these reasons.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $2.5 million or 6.0% for the third quarter of 1995 compared with the second quarter of 1995. The decrease is attributable to a decrease in salary expense due to the implementation of the Caremark Business Consolidation Plan and a second quarter SG&A expense of approximately $3.4 million related to the Lincare Agreement. These decreases were partially offset by litigation costs of ($.5 million) and $2.5 million non-recurring SG&A charge in the third quarter of 1995 for asset write-offs and a $2.0 million non-recurring loss on the sale of a non-core business

         Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $36.5 million, or 22.2% of net revenue, for the quarter ended September 30, 1995 compared to

$16.0 million, or 8.9% of net revenue, for the quarter ended June 30, 1995. The increase in the third quarter was because of the special charge of $20.0 million for estimated uncollectible accounts receivable.

         Operating Loss. The Company recorded an operating loss of $246.6 million for the third quarter of 1995 compared to an operating loss of $46.1 million in the second quarter of 1995. The increased operating loss was principally due to the higher level of special charges in the third quarter of 1995 as compared with the second quarter of 1995. Third quarter 1995 charges affecting the operating loss totaled $226.4 million, consisting of the $203.4 million charge for long-lived assets and valuation of acquired receivables, the $20.0 million special charge for estimated uncollectible accounts receivable and $3.0 million of other non-recurring SG&A charges. This compares with a $25.8 million pre-tax charge recorded in the second quarter of 1995 for estimated costs related to the Caremark Consolidation Plan. The balance of the increased operating loss is due to a lower gross profit offset by lower SG&A expenses in the third quarter as compared to the second quarter of 1995.

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

         Selling, General and Administrative Expenses. SG&A expenses increased $17.9 million or 85.6% for the third quarter of 1995 compared with the same period in 1994. The principal reasons for the increase were the acquisition of the Caremark Business and a higher level of corporate expense related to the consolidation of duplicate corporate facilities, $0.5 million for litigation costs and non-recurring charges of $2.5 million for asset write-offs and $2.0 million for the loss on the sale of a non-core business.

         Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $36.5 million, or 22.2% of net revenue, for the quarter ended September 30, 1995, compared to $21.5 million, or 19.5% of net revenue, for the quarter ended September 30, 1994. The third quarter of 1995 includes a special charge of $20.0 million, and the third quarter of 1994 includes a special charge of $17.3 million, both as described above. The balance of the increase in the provision in 1995 was due primarily to the higher level of revenues and to refinements in the Company's evaluation process and to factors related to the Caremark Business Consolidation Plan.

         Operating Loss. The Company recorded an operating loss of $246.6 million for the third quarter of 1995 compared with a $143.1 million in the third quarter of 1994. The increased operating loss was principally due to the higher level of special charges in 1995 as compared with 1994. Third quarter 1995 special charges affecting operating loss totaled $226.4 million, consisting of the $203.4 million charge for long-lived assets and valuation of acquired receivables, $20.0 million special charge for estimated uncollectible accounts receivable, and $3.0 million of other non-recurring SG&A charges. This compares with the $147.3 million recorded in the third quarter of 1994 for T2 litigation, merger and restructuring expenses, and the $17.3 million special provision for uncollectible accounts receivable.

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

         Selling, General and Administrative Expenses. SG&A expenses increased $38.5 million or 64.8% for the nine months ended September 30, 1995 compared with the same period in 1994. The principal reason for the increase was the acquisition of the Caremark Business and a higher level of corporate expenses related to the duplicate corporate facilities. Also contributing to the increase was a $0.5 million charge for litigation costs recorded in the third quarter of 1995 and non-recurring charges of $2.5 million for asset write-offs and $2.0 million for the loss on the sale of a non-core business and $3.4 million transaction expenses related to the terminated Lincare merger recorded in the second quarter of 1995. The Company expects that SG&A spending will decrease both in absolute amounts and as a percentage of net revenue as the Coram and Caremark Business Consolidation Plans are completed and its new business plan is implemented.

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

         Other Income and Expenses. Interest expense increased by $26.9 million for the nine months ended September 30, 1995, compared with the same period in the previous year primarily due to increased borrowings by the Company to finance acquisitions, merger costs and other working capital needs.

         Provision (Benefit) for Income Taxes During the nine months ended September 30, 1995 the Company recorded an income tax benefit of $11.3 million, as compared with a $25.4 million benefit in the comparable period of the prior year. (See Note 4 to the Unaudited Condensed Consolidated Financial Statements.)

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

         On September 11, 1995 as amended on October 6, 1995, the Company filed suit against Caremark Inc., and Caremark International, Inc., alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches aggregating $5.2 billion. In the complaint, filed in the Superior Court of the State of California in and for the City and County of San Francisco, the Company alleges that during 1994 Caremark Inc. and Caremark International Inc. (collectively, "Caremark") used improper accounting practices that resulted in overstating Caremark's revenues.

         The complaint further alleges that Caremark falsely represented that the OIG investigation was not going to harm the value of the Caremark Business sold to the Company.

         The Company's complaint notes that Caremark represented that it had net assets on December 31, 1994 of $329.3 million, including $140.2 million in accounts receivable and $200.1 million in goodwill and that its financial statements presented fairly in all material respects the financial position and results of operations. The Company alleges in its complaint that these representations, among others, were false, giving rise to claims for breach of contract and fraud. The Company seeks compensatory and punitive damages. A trial date on the Company's claims has been set for February 1997.

         On October 12, 1995, Caremark Inc., and Caremark International, Inc., filed suit against the Company in the United States District Court for Northern District of Illinois (File No. 95C 5878) alleging fraudulent misrepresentation in its purchase of the Caremark Businesses and seeking damages of at least $100 million, and punitive damages.

         The Company believes that it has meritorious defenses in these actions. Nevertheless, due to the uncertainties inherent in the early stages of litigation, the ultimate disposition of the litigation described in the preceding paragraphs cannot presently be determined. Accordingly, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

         The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position and results of operations or liquidity of the Company.


ITEM 2. CHANGE IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)

    Exhibit              Description
    -------              -----------
      27                 Financial Data Schedules*

10.19 First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits thereto, among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.*

10.20 Second Amendment to the Credit Agreement dated as of September 7, 1995, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.*

10.21 Third Amendment and Limited Waiver to the Credit Agreement, dated as of September 29, 1995, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.*

10.22 Fourth Amendment and Limited Waiver to the Credit Agreement and First Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions Party thereto (as defined therein) and Chemical Bank as Agent (Incorporated by reference from the Company's Current Report on Form 8-K as filed October 24,
1995).

10.23 Warrant Agreement dated as of October 13, 1995, among the Registrant, Coram Inc., and the other parties specified therein. (Incorporated by reference from the Company's Current Report on Form 8-K as filed October 24, 1995).

10.24 Amendment and Limited Waiver to Bridge Securities Purchase Agreement, dated as of October 13, 1995, by and among the Registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.*

10.25    Form of Employment Agreement between the Registrant and Donald J.
Amaral.*

*Filed in original filing.


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

                                     CORAM HEALTHCARE CORPORATION



                                     By:     /s/ Richard M. Smith
                                             ------------------------
                                             Richard M. Smith
                                             Chief Financial Officer

April 3, 1996