Form 10-Q
period 1996-03-31
CORAM HEALTHCARE CORP
filed 1996-05-15
CIK 924174

===============================================================================

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

      / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     33-0615357
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

           1125 SEVENTEENTH STREET
                  SUITE 1500
                  DENVER, CO                                      80202
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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of, May 14, 1996 was 40,796,074.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      MARCH 31,     DECEMBER 31,
                                                                        1996            1995
                                                                      ---------     ------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................  $  23,024       $  26,735
  Restricted cash...................................................      7,802          25,349
  Accounts receivable, net of allowance of $63,340 and $63,839......    131,811         153,825
  Inventories.......................................................     19,166          17,798
  Prepaid taxes.....................................................     23,661           9,975
  Deferred income taxes, net........................................      3,405          10,428
  Other current assets..............................................     18,656          11,935
                                                                      ---------       ---------
          Total current assets......................................    227,525         256,045
Property and equipment, net.........................................     23,231          29,276
Joint ventures and other assets.....................................     32,349          31,573
Other deferred costs................................................     17,567          23,266
Goodwill, net of accumulated amortization of $39,501 and $36,915....    339,109         347,689
                                                                      ---------       ---------
Total assets........................................................  $ 639,781       $ 687,849
                                                                      =========       =========
                               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................  $  37,208       $  63,839
  Current maturities of long-term debt..............................    251,018          67,099
  Deferred income taxes.............................................      9,855          10,428
  Accrued merger and restructuring..................................     24,626          27,392
  Other accrued liabilities.........................................     43,848          49,865
                                                                      ---------       ---------
          Total current liabilities.................................    366,555         218,623
Long-term debt......................................................    261,026         439,309
Minority interest in consolidated joint ventures....................      6,245           7,018
Other liabilities...................................................      2,364           4,859
Stockholders' equity:
  Preference stock par value $.001, authorized 10,000, none
     issued.........................................................         --              --
  Common stock, par value $.001, authorized 75,000 shares, issued
     40,796 shares in 1996 and 40,369 shares in 1995................         41              40
  Additional paid-in capital........................................    374,327         370,876
  Retained earnings (deficit).......................................   (370,777)       (352,876)
                                                                      ---------       ---------
          Total stockholders' equity................................      3,591          18,040
                                                                      ---------       ---------
Total liabilities and stockholders' equity..........................  $ 639,781       $ 687,849
                                                                      =========       =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Net revenue............................................................  $131,625     $104,778
Cost of service........................................................    98,159       75,609
                                                                         --------     --------
Gross profit...........................................................    33,466       29,169
Operating expenses:
  Selling, general and administrative expenses.........................    25,277       17,885
  Provision for estimated uncollectible accounts.......................     8,752        4,013
  Amortization of goodwill.............................................     4,301        2,790
  Restructuring costs (benefit)........................................        --       (4,131)
                                                                         --------     --------
          Total operating expenses.....................................    38,330       20,557
                                                                         --------     --------
Operating income (loss)................................................    (4,864)       8,612
Other income (expense):
  Interest expense.....................................................   (19,029)      (3,436)
  Other income (expense), net..........................................       650          740
                                                                         --------     --------
Income (loss) before income taxes and minority interests...............   (23,243)       5,916
  Income tax benefit...................................................    (7,416)      (1,105)
  Minority interest in net income of consolidated joint ventures.......     2,074        2,432
                                                                         --------     --------
Net income (loss)......................................................  $(17,901)    $  4,589
                                                                         ========     ========
Net income (loss) per share............................................  $  (0.44)    $   0.11
                                                                         ========     ========
Weighted average common shares outstanding.............................    40,652       40,939
                                                                         ========     ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                           1996         1995
                                                                          -------     --------
Net cash provided (used) by operating activities........................  $ 1,479     $ (6,416)
Cash flows from investing activities:
  Purchases of property and equipment...................................     (395)      (1,251)
  Payments for acquisition of businesses, net of cash acquired..........   (2,659)     (11,638)
  Proceeds from sale of businesses......................................      984          829
  Other.................................................................      269          639
                                                                          -------     --------
          Net cash used by investing activities.........................   (1,801)     (11,421)
                                                                          -------     --------
Cash flows from financing activities:
  Sales of stock, including exercise of stock options...................      180        5,361
  Borrowings (repayments) of lines of credit, net.......................       --       14,180
  Repayment of debt.....................................................   (3,569)      (1,020)
  Other.................................................................       --          (41)
                                                                          -------     --------
          Net cash provided (used) by financing activities..............   (3,389)      18,480
                                                                          -------     --------
Net increase (decrease) in cash and cash equivalents....................  $(3,711)    $    643
                                                                          =======     ========

                            See accompanying notes.

SUPPLEMENTAL INFORMATION:

     Depreciation and amortization (including amortization of financing costs) was $16,597 and $5,571 in the three-month periods ended March 31, 1996 and March 31 1995, respectively.

     Interest expense in the first quarter of 1996 consisted of $4,960 currently payable, $7,675 with deferred payment terms and $6,394 amortization of warrants and other debt costs. In the same period of 1995, $2,893 of interest expense was currently payable, and $543 related to amortization of other debt costs.

                          CORAM HEALTHCARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1. BASIS OF PRESENTATION

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by Coram Healthcare Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than those relating to restructuring in 1995, are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. In 1995 the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying value is reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair value of some or all of the assets. The Company believes that its goodwill is defined by the relationships -- substantially all of which are non-contractual -- with physicians, medical groups, hospitals, case managers and managed care organizations and other referral sources to the Company in the marketplace.

     As of October 1, 1995, the Company reduced the remaining useful lives for goodwill to 25 years because of uncertainties in the Company's business environment and recent adverse operating results. Prior to that date, goodwill was amortized over useful lives ranging from 30 to 40 years. The change in estimated useful lives increased amortization expense by approximately $0.9 million during the first quarter of 1996. In the third quarter of 1995, the Company recorded an impairment loss of $166.4 million related to goodwill ($158.1 million) and other long-lived assets ($8.3 million). This was based on a review of each of the 51 market areas in which the Company operates its home infusion business and separately for the lithotripsy business and each of the Company's other businesses. The Company has continued to review goodwill and other long-lived assets on this basis for the quarter ended March 31, 1996. The Company believes that most of the impairment loss recorded relates to the assets recorded as part of the acquisition of the Caremark Business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Goodwill and Other Long-Lived Assets."

     The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to write down its goodwill and other long-lived assets in the future. Any such write-down could have a material adverse effect on the Company's financial position and results of operations.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the provision for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in assessment of realizable value. Management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end based on all

                          CORAM HEALTHCARE CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

information then available. The Company has continued to become more sophisticated in its approach to the estimation process as it gains experience with estimates for the consolidated entities. While management believes the Company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Provision for Estimated Uncollectible Accounts."

2. ACQUISITIONS AND RESTRUCTURINGS

     Acquisition of Caremark Business. As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Background -- Acquisition of Caremark Business" effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and certain related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. ("Caremark International"), for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes"), plus assumption of specified liabilities of the Caremark Business. The Company assumed only certain specified liabilities of the Caremark Business, which expressly excluded any liabilities associated with the government investigation of Caremark, which was settled by Caremark in June 1995.

     The cost in excess of identifiable net assets acquired of $166.4 million was allocated to goodwill. In the third quarter of 1995, it was determined that the incremental goodwill added in the acquisition of the Caremark Business had no value and a substantial portion of that goodwill was written off as part of the impairment loss on the Company's long-lived assets. See Note 1, "Goodwill and Other Long-Lived Assets" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Goodwill and Other Long-Lived Assets." At the same time, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations in the third quarter of 1995 when it concluded that its sole source of recovery was its lawsuit against Caremark. The Company filed a complaint against Caremark on September 11, 1995. See Part II, Item 1. "Legal Proceedings."

     Other Acquisitions. During the three months ended March 31, 1995, the Company completed six acquisitions totaling $11.6 million, net of cash acquired, which were accounted for as purchases. Individually and in the aggregate, the acquisitions were not considered material to the Company's financial position or results of operations. The acquisition activity in the quarter ended March 31, 1996 was limited to the purchase of a minority interest for approximately $0.5 million.

     Certain of the Company's historical purchase agreements provide for additional contingent consideration. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. The Company may be required to pay under such contingent obligations approximately $6.3 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $4.6 million of contingent obligations may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the quarter ended March 31, 1996 totaled $2.2 million.

     Merger and Restructuring. The operations of the Company commenced July 8, 1994 as a result of the merger of four predecessor entities (the "Four-Way Merger"). During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs,

                          CORAM HEALTHCARE CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. Under the Coram Consolidation Plan 136 branch facilities were closed; 20 were downsized; five corporate facilities were consolidated into one; and, there was a reduction of approximately 700 full-time-equivalent employees.

     For both the Coram and the Caremark Business Consolidation Plans (discussed below) personnel reduction costs include severance payments, fringe benefits and taxes related to employees to be terminated, costs of terminating executives and buying out employment and consulting contracts, and incremental professional fees to develop and implement the plans. Facility reduction costs consist of the cost of fulfilling or buying out existing lease commitments on branch facilities and corporate offices that will be closed as part of the restructuring, reduced by any sublease income. It also includes related costs for equipment leases and facility closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. It also includes inventory that has no future value because of the restructuring. For the Coram Consolidation Plan, merger costs consist of executive severance payments directly related to the merger based on the relevant employment agreements, investment banking fees, consulting, legal and accounting fees and other costs incurred as a direct result of the merger. Discontinuance costs are principally non-cash and consist of the estimated loss on the disposal of non-core businesses.

     The Company has substantially completed the consolidation process contemplated by the Coram Consolidation Plan, and during 1995, recorded a $10.4 million restructuring benefit. Of this amount, $4.1 million was recorded in the first quarter of 1995 related to specialized pediatric services provided by the Company's partially owned subsidiary, Pediatric Partners, Inc. doing business as Kids Medical Club ("Kids Medical"). As of March 31, 1996, the disposition of the remaining non-core businesses contemplated by the Coram Consolidation Plan was substantially completed other than the Company's interest in Surgex, Inc. Net revenue of the Company includes revenue from non-core businesses that were discontinued or disposed of as part of the Coram Consolidation Plan approximating $0.3 million and $9.0 million in the quarters ended March 31, 1996 and 1995, respectively. Operating results of those non-core businesses were not material. A substantial portion of the remaining cash expenditures relate to severance and lease costs that will be paid in future periods. The Company may continue to adjust amounts recorded as contingencies related to proceeds on certain disposals of non-core business are resolved and lease buyouts and other facility reduction costs are finalized. The Company has made total payments and total asset disposals through March 31, 1996, as follows (in thousands):

                                                   CHARGES THROUGH                  BALANCE AT
                                                   MARCH 31, 1996                 MARCH 31, 1996
                                          ---------------------------------   ----------------------
                                              CASH       NON-CASH             FUTURE CASH     TOTAL
                                          EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                          ------------   --------   -------   ------------   -------
    Merger Costs........................     $25,900     $   600    $26,500       $2,200     $28,500
                                             =======     =======    =======       ======     =======
    Personnel Reduction Costs...........      19,200         600     19,800        1,100      20,900
    Facility Reduction Costs............       8,600      21,500     30,100        2,900      33,000
    Discontinuance Costs................           0      29,900     29,900        2,300      32,200
                                             -------     -------    -------       ------     -------
    Total Restructuring Costs...........     $27,800     $52,000    $79,800       $6,300     $86,100
                                             =======     =======    =======       ======     =======

     During May 1995, the Company initiated a second restructuring plan (the "Caremark Business Consolidation Plan") which was contemplated by the Company prior to the acquisition of the Caremark Business. The estimated costs associated with the Caremark Business Consolidation Plan, charged to operations as a restructuring cost in the second quarter of 1995, aggregated $25.8 million, consisting of

                          CORAM HEALTHCARE CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimated cash expenditures of $12.4 million for personnel reduction costs and estimated facility reduction costs of $13.4 million ($6.8 million estimated to be cash expenditures and $6.6 million estimated to be non-cash charges).

     Certain additional restructuring costs were accounted for as adjustments to the purchase price of the Caremark Business. These costs consisted of the personnel reduction costs of former Caremark employees of $4.8 million, the facility lease buyout and closure expenses of former Caremark facilities of $2.7 million and vendor contract cancellation charges of former Caremark vendors of $3.9 million. Those costs, all expected to be cash expenditures, totaled approximately $11.4 million.

     The Company has substantially completed the consolidation process contemplated by the Caremark Business Consolidation Plan, and in the fourth quarter of 1995, recorded a $9.2 million benefit to the $37.2 million estimated cost recorded in the second and third quarters of 1995. A substantial portion of the remaining cash expenditures relates to severance and lease costs that will be paid in future periods. The Company may continue to adjust amounts recorded as contingencies related to lease buyouts and other facility reduction costs are finalized.

     The Company has made total payments and total asset disposals through March 31, 1996, as follows (in thousands):

                                                   CHARGES THROUGH                  BALANCE AT
                                                   MARCH 31, 1996                 MARCH 31, 1996
                                          ---------------------------------   ----------------------
                                              CASH       NON-CASH             FUTURE CASH     TOTAL
                                          EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                          ------------   --------   -------   ------------   -------
    Personnel Reduction Costs...........     $ 9,600      $   --    $ 9,600      $ 1,000     $10,600
    Facility Reduction Costs............       3,900       3,900      7,800        9,600      17,400
                                             -------      ------    -------      -------     -------
    Total Restructuring Costs...........     $13,500      $3,900    $17,400      $10,600     $28,000
                                             =======      ======    =======      =======     =======

     Although subject to future adjustment, the Company believes it has adequate reserves and liquidity as of March 31, 1996 to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan.

                          CORAM HEALTHCARE CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                                   MARCH 31,     DECEMBER 31,
                                                                     1996            1995
                                                                   ---------     ------------
    Senior Credit Facility.......................................   $224,700       $227,200
    Bridge Note, including accrued interest......................    165,269        159,767
    Junior convertible subordinated PIK note, due October 1,
      2005, plus interest payable semiannually at 7%, convertible into common stock at the conversion rate of $27, including
      accrued interest...........................................     80,342         77,625
    Junior non-convertible subordinated PIK note, due October 1,
      2005, plus interest payable semi-annually at 12%, including
      accrued interest...........................................     28,090         26,500
    Subordinated convertible debentures, due June 30, 1996, plus interest payable semiannually at 9%, convertible into
      common stock at the conversion rate of $16.36..............      6,767          6,618
    Other obligations, including capital leases, at interest
      rates ranging from 6% to 16%, collateralized by certain
      property and equipment.....................................      6,876          8,698
                                                                    --------       --------
                                                                     512,044        506,408
    Less current scheduled maturities............................    251,018         67,099
                                                                    --------       --------
                                                                    $261,026       $439,309
                                                                    ========       ========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of amounts outstanding under a prior credit facility, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under a Credit Agreement with Chemical Bank as Agent (the "Senior Credit Facility") and (ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements. The amendments to the Senior Credit Facility postponed the first principal payment from September 30, 1995 until March 31, 1996, provided a new $25 million credit line (the "Overline") and re-defined certain financial covenants. The maturity date of the Senior Credit Facility was shortened from April 6, 2000 to March 31, 1997, and the unused portion of the existing revolving debt commitments of approximately $64.2 million was terminated. In return, the senior lenders received warrants to purchase 2,569,342 shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. The lender under the Bridge Note agreed to defer the due date of all interest payments to March 31, 1997. This lender had previously been granted the right to receive certain warrants on an accelerated basis (see below), and the right to appoint one director to the Company's Board of Directors.

     Under the terms of the Senior Credit Facility as amended, the Company has $224.7 million outstanding with a final maturity date of March 31, 1997, and $25 million available, with no amounts borrowed thereunder at March 31, 1996, under the Overline revolving credit line that matures on December 31, 1996. Interest is based on margins over certain domestic or foreign indices. The weighted average interest rate on the Senior Credit Facility borrowings at March 31, 1996, was 8.02%. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net

                          CORAM HEALTHCARE CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

proceeds from sales of assets, other than those sold in the ordinary course of business, and any excess cash balances, as defined, must be applied to the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The principal covenants relate to maintenance of minimum revenue, minimum cash receipts, maximum level of cash disbursements and minimum earnings before interest, taxes, depreciation and amortization.

     The warrants issued to the Company's lenders under the Senior Credit Facility were valued at $8.0 million, their fair value at date of issuance, and are being accounted for as interest expense over the remaining term of the Senior Credit Facility. In the first quarter of 1996, $1.4 million was charged to interest expense related to these warrants.

     The Company has contracts expiring in September 1996 limiting its net interest expense on $100 million of its Senior Credit Facility if the foreign index upon which its interest rates are based rises above certain levels. At March 31, 1996, the foreign index was approximately .53% below the contract rate. The unamortized cost and fair value of those contracts are immaterial.

     The Bridge Note was issued on April 6, 1995 to an affiliate of DLJ, as an unsecured obligation of the Company in a principal amount of $150 million. The Bridge Note was not repaid in full on its April 6, 1996 due date, and a Rollover Note (the "Rollover Note") which matures on October 6, 2000 was issued for the outstanding principal on the Bridge Note. The Bridge Note bore interest at an annual rate based on prime rate plus a margin, 12.75% at March 31, 1996, and a quarterly duration fee of 0.25% of the average principal amount outstanding. The interest rate on the Rollover Note is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21% per annum. The rate as of April 6, 1996 was approximately 14.0%. Payment of interest on the Bridge and Rollover Notes and the duration fee which had been due quarterly have been deferred to March 31, 1997. During the quarter ended March 31, 1996, an additional $5.1 million was accrued on the Bridge Note to DLJ for a total unsecured obligation in the amount of $165.3 million. A funding fee of approximately $5.0 million due upon issuance of the Rollover Note was also deferred. The agreement pursuant to which the Bridge Note and Rollover Note were issued contains customary covenants and events of default

     In August 1995, DLJ's right to appoint one member of the Company's Board of Directors was accelerated and such director was appointed in November 1995. As long as the Rollover Note is outstanding, DLJ will receive warrants to purchase up to 20% of the outstanding shares of Common stock of the Company at a nominal exercise price in accordance with the following table. The schedule, as follows, has been accelerated to commence December 30, 1995 and will continue on that basis until such time as all deferred interest and duration fees (together with all interest due thereon) have been paid in full, at which time it will revert back to the original schedule with no return of issued warrants.

        0-89 days (Issued December 30, 1995).................................   0.50%
        90-179 days (Issued March 29, 1996)..................................   1.00%
        180-269 days.........................................................   1.00%
        270-359 days.........................................................   1.50%
        360-449 days.........................................................   2.00%
        450-539 days.........................................................   2.50%
        540-629 days.........................................................   2.50%
        630-719 days.........................................................   3.00%
        720-809 days.........................................................   3.00%
        810 days and thereafter..............................................   3.00%
                                                                               -----
                                                                               20.00%
                                                                               =====

                          CORAM HEALTHCARE CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Warrants issued to DLJ will be accounted for as interest expense. Through March 31, 1996, warrants on approximately 0.6 million shares of the Company's common stock have been issued with a value of $3.2 million. Interest expense recorded during the quarter ended March 31, 1996, related to these warrants, was $0.9 million.

     The Junior Subordinated PIK Notes were issued to Caremark in connection with the acquisition of the Caremark Business. See Note 2. Prior to April 6, 1997, interest on the Junior Subordinated PIK Notes is payable in Junior Subordinated PIK Notes of the same type. Thereafter, interest will be payable in cash unless such payment is precluded by subordination provisions of indebtedness senior to the Junior Subordinated PIK Notes, in which case interest is payable in Junior Subordinated PIK Notes of the same type. No principal or interest payments may be made if there is a default, or an event of default, on indebtedness senior to the Junior Subordinated PIK Notes. In the event that there is a change in control of the Company, the holder of the Junior Subordinated PIK Notes may require the Company to repurchase such notes at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

     The Junior Convertible Subordinated PIK Note may not be prepaid or redeemed prior to April 6, 1998 without the written consent of the holder thereof. Thereafter, the Junior Convertible Subordinated PIK Note is, at the option of the Company, redeemable, in whole or in part, subject to normal redemption terms and conditions. The Junior Convertible Subordinated PIK Note is convertible, at the holder's option, at any time subsequent to April 6, 1996, in whole or in part. The conversion price of the Junior Convertible Subordinated PIK Note is $27 per share, subject to adjustment. The Company has filed a registration statement, which is not yet effective, covering the shares of the Company's Common Stock issuable upon conversion. The Company is required to maintain the effectiveness of that registration statement for a three-year period following its original effective date.

     The Junior Non-Convertible Subordinated PIK Note may be prepaid or redeemed, in whole or in part, at any time at the Company's option, without penalty or premium, and subject to restrictions on optional redemption contained in the Senior Credit Facility.

4. INCOME TAXES

     During the three months ended March 31, 1996, the Company recorded an income tax benefit of $7.4 million compared with a $1.1 million benefit recorded in the comparable period of the prior year. The income tax benefit recognized in both periods has been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax (benefit) rates for the three-month periods ended March 31, 1996 and 1995 differ substantially from the expected combined federal and state income tax (benefit) rates calculated using applicable statutory rates. In 1996, the Company has based its tax benefit recognized in the first quarter on the expected total benefit for the year in relation to its estimated pre-tax results for the year.

     The Company has reduced its net deferred tax assets to zero by a valuation allowance of $159.3 million to limit deferred tax assets to amounts expected to be recovered through (a) carryback of taxable losses and resulting recovery of income taxes previously paid by predecessor entities and (b) offset against deferred tax liabilities that would otherwise become payable in the carryforward period. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to accrued restructuring costs, goodwill written off, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

                          CORAM HEALTHCARE CORPORATION

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LITIGATION

     The Company is party to several lawsuits that could, if their outcomes were unfavorable, have a material adverse effect on the Company's financial position, results of operations and liquidity. These lawsuits include (i) 21 civil suits (which were consolidated into one suit) filed by individuals claiming to have purchased and sold Common Stock during a specified period in 1995, asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 of the Commission; (ii) two shareholders' derivative actions asserting substantially similar factual allegations; (iii) a lawsuit filed by the Company against Caremark Inc. and Caremark International, Inc. (collectively "Caremark"), and a lawsuit and a cross-complaint filed by Caremark against the Company, relating to the acquisition of the Caremark Business; and (iv) actions by plaintiffs in the shareholder litigation which was initiated against T(2) in 1992, related to the T(2) Settlement Agreement. The Company believes it has meritorious claims and defenses in these actions. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these matters cannot be presently determined. See also Part II -- Item 1. "Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     General. The operations of the Company, which is a Delaware corporation commenced on July 8, 1994 as a result of the Four-Way Merger of T(2) Medical, Inc. ("T(2)") , Curaflex Health Services, Inc., HealthInfusion, Inc., and Medisys, Inc. (collectively, the "Merged Entities"), each of which was a publicly-held national or regional provider of alternate site infusion therapy and related services. Pursuant to the Four-Way Merger, which was accounted for as a pooling of interests, each of the Merged Entities became and is now an indirect wholly-owned subsidiary of the Company. On September, 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc., a regional provider of alternate site infusion therapy, in a transaction accounted for as a purchase. Following the merger, the Company initiated the Coram Consolidation Plan and recorded significant non-recurring restructuring costs related to it. The Coram Consolidation Plan, which has been substantially completed, included consolidation of infusion centers and corporate offices, personnel reductions and elimination or discontinuance of certain business activities. The Coram Consolidation Plan is further described in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Acquisition of Caremark Business. Effective April 1, 1995, the Company acquired the Caremark Business for cash and notes. The Company assumed only certain specified liabilities of the Caremark Business, which expressly excluded any liabilities associated with the government investigation of Caremark which was settled by Caremark in June 1995. The acquisition was accounted for by the purchase method of accounting and the results of the Caremark Business have been included in the accompanying consolidated financial statements since the date of acquisition. See Note 2 to the Unaudited Condensed Consolidated Financial Statements, "Acquisition of Caremark Business."

     In connection with the acquisition of the Caremark Business, the Company repaid all of its indebtedness under its then existing credit facility. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of indebtedness, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under the Senior Credit Facility and (ii) $150 million from the issuance of the Bridge Note to an affiliate of DLJ.

     During May 1995, the Company initiated the Caremark Business Consolidation Plan which was contemplated by the Company prior to the acquisition of the Caremark Business. The Caremark Business Consolidation Plan included consolidation of infusion centers and corporate offices, and reorganization of the Caremark Business reimbursement function from a centralized to a decentralized function. It also included the conversion of the Company's billing and accounts receivable system to the Caremark Business system. The Caremark Business Consolidation Plan, which has been substantially completed, is further described in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     The Company commenced a comprehensive examination of its business and operations following the end of its 1995 second quarter, which revealed that the Caremark Business was significantly weaker than indicated by its 1994 financial statements. The revenue of the acquired Caremark Business had declined significantly in the second quarter of 1995 from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. The severity and persistence of the underperformance of the Caremark Business and the negative impact of the June 1995 guilty plea by Caremark to criminal felony charges on the Company's referral sources and employee morale, neither of which were expected at the time of the acquisition, became evident in the third quarter. The Company expected the combined business to grow and expected to realize substantial cost savings, principally through elimination of geographically duplicative branches and consolidation of corporate functions. However, in the third quarter of 1995, on an annualized basis, revenue was almost one-third lower than the pro forma combined 1994 revenue of almost $900 million. The anticipated cost savings in the Coram Consolidation Plan and the Caremark Business Consolidation Plan have been offset by that revenue decline, and the Company has incurred substantial losses since the acquisition of the Caremark Business.

     A business plan completed by the Company at the end of the third quarter of 1995 showed operating results and cash flows far below amounts estimated at the time the Caremark Business was acquired, causing the Company to re-examine whether the acquisition cost of the Caremark Business would be recovered from incremental cash flows. According to the plan, there were no such incremental cash flows. As a result, the Company believes that it substantially overpaid for the Caremark Business due to inaccuracies in Caremark's representations and warranties. The Company further believes that its sole source of recovery of the purchase price in excess of the identifiable net assets acquired, as well as its other damages, is through its litigation against Caremark, the outcome of which is uncertain at this time. See Note 1 to the Unaudited Condensed Consolidated Financial Statements, "Goodwill and Other Long-Lived Assets" and "Goodwill and Other Long-Lived Assets," below, and Part II, Item 1, "Legal Proceedings."

     Business Strategy. The Company's strategy, which it has been in the process of implementing since September of 1995, is focused on the basic factors that could lead to profitability: revenue generation, cost reduction, quality improvement and cash collections. To generate increased revenue, the Company is redirecting its marketing efforts towards improving its physician relationships in addition to developing new programs such as one-stop shopping for managed care payors and disease-state carve-outs (i.e., vertical integration along disease-specific categories). Cost reduction efforts are focused on field consolidation, reduction of corporate expenses, assessment of poor performing branches and a review of branch efficiencies. Delivery of quality service will be closely monitored through an internal task force and more rigorous reporting. Management is concentrating on improved reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of this strategy has improved and will continue to improve the Company's operations and financial performance, no assurances can be given as to its ultimate success.

     Goodwill and Other Long-Lived Assets. At March 31, 1996 the Company had goodwill of $339.1 million, or 53.0% of its assets. It is the Company's policy to review the recoverability of goodwill and other long-lived assets quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that goodwill and other long-lived assets will not be recoverable, based on undiscounted estimated future net cash flows over their remaining depreciation and amortization period, their carrying value is reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair value of some or all of the assets. The Company performs its review for each of the market areas in which the Company operates its home infusion business and separately for the lithotripsy business and each of the Company's other businesses. Most of the Company's goodwill and a significant portion of its other long-lived assets relate to the home infusion business.

     See Note 1 to the Unaudited Condensed Consolidated Financial Statements, "Goodwill and Other Long-Lived Assets" for information on additions to goodwill in connection with the acquisition of the Caremark Business, and the impairment loss recorded in the quarter ended September 30, 1995.

     The Company continues to closely monitor its remaining goodwill and other long-lived assets. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to further write down its goodwill and other long-lived assets in the future. Any such write-down could have a material adverse effect on the financial position and results of operations of the Company.

     Provision for Estimated Uncollectible Accounts. See Note 1 to the Unaudited Condensed Consolidated Financial Statements -- Provision for Estimated Uncollectible Accounts for information concerning management's regular review of the collectibility of accounts receivable.

     In the third quarter of 1995, the Company charged to income an additional provision for estimated uncollectible accounts of $20 million related to changes in the reimbursement function and the billing and accounts receivable system and a $37 million reduction in the carrying value of the accounts receivable acquired from Caremark.

     In the first quarter of 1996, the provision for uncollectible accounts as a percentage of net revenue was 6.6%. In the first, second, third and fourth quarters of 1995, the provisions for uncollectible accounts, excluding the $20 million recorded in September 1995 mentioned above, aggregated 3.8%, 7.1%, 8.1% and 8.0% of 1995 year-to-date net revenues, respectively; for the third and fourth quarters including the $20 million additional provision, they were 12.6% and 11.4% respectively of year-to-date net revenues. The decrease in the provision from the fourth quarter of 1995 to the first quarter of 1996 is due to the Company's continued efforts to improve the collectibility of its accounts receivable. In part, the higher level of provisions in the second, third and fourth quarters of 1995 resulted from the acquisition of the Caremark Business as of April 1, 1995. The annual provision for estimated uncollectible accounts recorded by Caremark International Inc. ranged from 5.1% to 7.4%, excluding the effect of the $37.0 million adjustment to the valuation of the acquired receivables. In contrast, the annual provision for estimated uncollectible accounts by the companies that were parties to the Four-Way Merger generally aggregated between 4.3% and 6.4% of net revenues in the three-year period preceding the Four-Way Merger in July 1994.

     For receivables maintained on the Caremark Business receivables system which the Company has adopted as its primary billing system, the Company utilizes system-generated reports which track collection activity to calculate historical write-off percentages for specific aging categories to establish the allowance for estimated uncollectible receivables.

     Receivables originated by the former Coram branches that were not originally billed on the Caremark Business billing system are maintained separately on the former Coram receivables system, since it has not been practicable to transfer these balances to the Caremark Business receivables system. The Company has developed a methodology which was first used in the quarter ended September 30, 1995 to derive specific estimated loss percentages for each aging category based on information from operating and field finance personnel to calculate the provision for estimated uncollectible accounts. Prior to that, the allowance for estimated uncollectible accounts for accounts receivable maintained on the former Coram receivables system had been determined based on overall review of trends in days-sales-outstanding ("DSO"), write-offs, and agings of the accounts receivable.

     Coram Consolidation Plan and Caremark Business Consolidation Plan. In the quarters ended September 30, 1994 and June 30, 1995, the Company recorded significant restructuring costs related to the Coram and the Caremark Business Consolidation Plans. The Plans and their status are described in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

     The accrual in the Company's Unaudited Condensed Consolidated Balance Sheet for estimated future cash expenditures related to the Four-Way Merger and the Coram Consolidation Plan and Caremark Business Consolidation Plan at March 31, 1996 was $19.1 million. The Company currently estimates that future cash expenditures related to that accrual will be made in the following periods: 56% in 1996, 25% in 1997, 10% in 1998 and 9% in 1999 and thereafter. These estimated amounts and the periods in which they will be spent may change based on future experience, but the Company does not currently expect expenditures to exceed the amount provided.

     Factors Adversely Affecting Recent Operating Results. The most significant factor affecting the Company's performance and financial condition during the second, third and fourth quarters of 1995 and the first quarter of 1996 was the underperformance of the Caremark Business from what the Company expected at the time of acquisition. The revenue of the acquired Caremark Business declined significantly after the acquisition in the second quarter of 1995. Caremark Business revenue declined from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. Management believes that this trend continued through the first quarter of 1996. However, because of the consolidation of the Caremark Business branches and the former Coram branches, the declines in Caremark business revenues in the third and fourth quarters of 1995 and the first quarter of 1996 cannot be precisely quantified at this time.

     The Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. This fact combined with the significant underperformance of the Caremark Business materially and adversely affected the

Company's financial condition and results of operations. Further, the Company believes the guilty plea by Caremark related to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company, further contributing to a loss of revenues. In addition, during the first quarter of 1996, Caremark announced a settlement with private payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the causes underlying the settlement have also had an adverse effect on its business.

     Other factors which adversely affected the Company's results of operations were the Company's implementation of a policy of terminating physician arrangements and certain businesses which it inherited from the Merged Entities which were potentially in conflict with new federal and state laws and the obligation of the Company's subsidiary, T(2), under its September 1994 OIG Settlement Agreement. The Company terminated substantially all the physician relationships it believed were inconsistent with Stark II by December 31, 1994. Many of the other physician arrangements were terminated in the fourth quarter of 1994 and the first quarter of 1995. Subsequently, the Company lost a number of historical referral sources, eliminated unprofitable contractual relationships, and sold or discontinued non-strategic or unprofitable businesses, which, when combined with the loss of the terminated businesses, has adversely affected revenues from the first quarter of 1995 to the first quarter of 1996. In addition, the Company has experienced ongoing pricing pressures in its core infusion business as a result of a continuing shift in payor mix from private insurance to managed care payors and intense competition among infusion providers.

     To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis; the Company does not currently have any significant capitated arrangements. The Company has also experienced a disruption in certain relationships as a result of its headcount reductions and consolidation. Further, the Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services through their offices, including services similar to those offered by the Company. There can be no assurance that these factors will not continue to have an adverse effect on the financial position, results of operations and liquidity of the Company.

     In addition, the Company has experienced modest downward pricing pressures in its lithotripsy operations. These operations may continue to experience pricing pressures in the future. HCFA has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an outpatient basis at a hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures.

     To counter the above factors, the Company completed a major restructuring of the terms of its debt in October 1995 and has adopted a business plan, as discussed above, focused on the basic factors that could lead to profitability for the Company: revenue generation, cost reduction, quality improvement and cash collections. While management believes the implementation of this business plan will improve the Company's operations and financial performance, no assurances can be given as to its ultimate success.

RESULTS OF OPERATIONS

CERTAIN QUARTERLY COMPARISONS

  FIRST QUARTER ENDED MARCH 31, 1996 COMPARED WITH FOURTH QUARTER ENDED DECEMBER 31, 1995

     The following summarizes the Company's results of operations for the quarters ended March 31, 1996 and December 31, 1995 (unaudited; in thousands, except per share data):

                                                                         QUARTER ENDED
                                                                   --------------------------
                                                                   MARCH 31,     DECEMBER 31,
                                                                     1996            1995
                                                                   ---------     ------------
    Net revenue..................................................   $131,625       $153,715
    Cost of service..............................................     98,159        116,588
                                                                    --------       --------
    Gross profit.................................................     33,466         37,127
    Operating expenses:
      Selling, general and administrative expenses...............     25,277         32,990
      Provision for estimated uncollectible accounts.............      8,752         12,333
      Amortization of goodwill...................................      4,301          4,820
      Restructuring costs (benefit), net.........................         --        (15,203)
                                                                    --------       --------
              Total operating expenses...........................     38,330         34,940
                                                                    --------       --------
    Operating income (loss)......................................     (4,864)         2,187
    Other income (expense):
      Interest expense...........................................    (19,029)       (18,116)
      Other income (expense), net................................        650            631
                                                                    --------       --------
    Loss before income taxes and minority interests..............    (23,243)       (15,298)
      Provision (benefit) for income taxes.......................     (7,416)           156
      Minority interest in net income of consolidated joint
         ventures................................................      2,074          2,195
                                                                    --------       --------
    Net loss.....................................................   $(17,901)      $(17,649)
                                                                    ========       ========
    Net loss per share...........................................   $  (0.44)      $  (0.44)
                                                                    ========       ========
    Weighted average common shares outstanding...................     40,652         40,369
                                                                    ========       ========

     Net Revenue. Net revenue for the first quarter of 1996 decreased by $22.1 million or 14.4% compared with the fourth quarter of 1995. The home infusion therapy business accounted for the majority of this decrease. This was primarily due to an approximate 7.0% decrease in patient census, caused by the loss of certain contracts and a decrease in referrals. The Company has also continued to experience pricing pressures in its home infusion therapy business and also experienced an unfavorable shift in payor mix from private insurance to managed care payors (see below). In addition, the Company has continued to eliminate unprofitable contractual relationships and has sold or discontinued non-strategic or unprofitable businesses. See "Factors Adversely Affecting Recent Operating Results."

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private, governmental and managed care payors, respectively, for the first quarter of 1996 and the fourth quarter of 1995:

                                                                         QUARTER ENDED
                                                                   --------------------------
                                                                   MARCH 31,     DECEMBER 31,
                                                                     1996            1995
                                                                   ---------     ------------
    Private Insurance and Other Payors...........................      39%            41%
    Managed Care Organizations...................................      34%            32%
    Medicare and Medicaid Programs...............................      27%            27%
                                                                      ---            ---
              Total..............................................     100%           100%

     Gross Profit. Gross profit for the first quarter of 1996 decreased $3.7 million or 9.9% compared with the fourth quarter of 1995. However the gross profit percentage improved from 24.2% of net revenue in the fourth quarter of 1995 to 25.4% in the first quarter of 1996. This improvement is primarily due to a $5.7 million or 10.8% decrease in drugs and supplies expense.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased $7.7 million or 23.4% for the first quarter of 1996 compared with the fourth quarter of 1995. The decrease is due primarily to the Company's continuing strategy to cut corporate and field costs. See "Business Strategy." In addition, the first quarter of 1996 included a non-recurring $1.6 million gain on the disposal of non-core businesses as compared with a $1.4 million loss on the disposal of a branch recorded in the fourth quarter of 1995.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $8.8 million, or 6.6% of net revenue for the quarter ended March 31, 1996 compared to $12.3 million, or 8.0% of net revenue for the quarter ended December 31, 1995. The decrease in the provision is due to the Company's continued efforts to improve the collectibility of its accounts receivable. This is evidenced by a decrease in net DSO from 98 days in the fourth quarter of 1995 to 91 days in the first quarter of 1996.

     Operating Income (Loss). The Company recorded an operating loss of $4.9 million for the first quarter of 1996 compared to operating income of $2.2 million in the fourth quarter of 1995. Eliminating the effect of a $15.2 million restructuring benefit related to the restructuring and merger costs of the Coram and Caremark Consolidation Plans recorded in the fourth quarter of 1995, the operating results improved by $8.2 million from the fourth quarter of 1995 to the first quarter of 1996.

     Provision (Benefit) for Income Taxes. During the first quarter of 1996, the Company recorded a tax benefit of $7.4 million versus a $0.2 million tax expense in the fourth quarter of 1995. The 1996 benefit is based on a current estimate of 1996 carryback benefits available in relation to estimated pre-tax results for the year.

     Net Loss. Net loss for the first quarter of 1996 was $17.9 million compared to $17.6 for the fourth quarter of 1995. Eliminating the effects of the $15.2 million restructuring benefit recorded in the fourth quarter of 1995, the net loss decreased by $15.0 million. This was due primarily to a $5.3 million decrease in SG&A expenses, a $3.6 million decrease in the provision for uncollectibles and an income tax benefit of $7.4 million recorded in the first quarter of 1996.

  FIRST QUARTER ENDED MARCH 31, 1996 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 1995.

     Net Revenue. Net revenue for the first quarter of 1996 increased by $26.8 million or 25.6% compared with the first quarter of 1995. The acquisition of the Caremark Business accounted for the increase. However, on a pro forma combined basis including the Caremark Business in the first quarter of 1995, as reported by Caremark, net revenue decreased 34.5% from the first quarter of 1995 to the first quarter of 1996 primarily as a result of the factors discussed above under "Factors Adversely Affecting Recent Operating Results." The increase was also offset by the sale or discontinuance of non-strategic or unprofitable businesses of approximately $11.0 million and the elimination of unprofitable contractual relationships since the beginning of 1995.

     Gross Profit. Gross profit for the first quarter of 1996 increased $4.3 million or 14.7% compared with the first quarter of 1995. The acquisition of the Caremark Business accounted for the increase. However, on a pro forma combined basis including the Caremark Business in the first quarter of 1995, as reported by Caremark, gross profit decreased 32.2% for the reasons discussed under the caption "Factors Adversely Affecting Recent Operating Results."

     Selling, General, and Administrative Expenses. SG&A increased $7.4 million or 41.3% for the first quarter of 1996 compared with the first quarter of 1995. The increase is due to the acquisition of the Caremark Business. However, on a pro forma combined basis including the Caremark Business in the first quarter of 1995 as reported by Caremark, SG&A expenses decreased $6.8 or 21.2%. This is due primarily to the Company's continuing strategy to cut corporate and field costs. See "Business Strategy." In addition the first quarter of 1996 included a non-recurring $1.6 million gain on the disposal of non-core businesses.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $8.8 million, or 6.6% of net revenue for the quarter ended March 31, 1996 compared to $4.0 million, or 3.8% of net revenue for the quarter ended March 31, 1995. The increase in the provision is due primarily to the higher level of revenue and refinements in the Company's evaluation process.

     Amortization of Goodwill. Amortization of goodwill increased $1.5 million from 1995 primarily as a result of shortening goodwill amortization lives to 25 years.

     Restructuring Costs. A benefit of $4.1 million was recorded to restructuring costs related to the Coram Consolidation Plan in the first quarter of 1995 as a result of the sale of Kids Medical.

     Operating Income (Loss). The Company recorded an operating loss of $4.9 million for the first quarter of 1996 compared to operating income of $8.6 million in the first quarter of 1995. The decrease is due primarily to lower gross margins, higher SG&A expenses, higher provisions for uncollectible accounts and higher amortization of goodwill in the first quarter of 1996 compared to the first quarter of 1995.

     Other Income (Expenses). Interest expense increased by $15.6 million for the first quarter of 1996 compared with the same period in 1995 due to increased borrowings by the Company to finance acquisitions, merger costs and working capital needs.

     Provision (Benefit) for Income Taxes. During the first quarter of 1996, the Company recorded a tax benefit of $7.4 million, as compared with a $1.1 million benefit in the same period of the prior year.

     Net Loss. Net loss for the first quarter of 1996 increased by $22.5 million compared with the same period in 1995. The increase was primarily due to the $15.6 million increase in interest expense, and the generally higher level of expense in relation to revenue in 1996 than 1995 (discussed above). This was partially offset by an increase in the tax benefit recorded from $1.1 million in the first quarter of 1995 to $7.4 million in the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at March 31, 1996, were $23.0 million (excluding restricted cash of $7.8 million which consists principally of cash held by partnerships that may only be used for partnership operations).

     During the three months ended March 31, 1996, the Company generated cash flow from operations of $1.5 million compared with negative cash flow of $6.4 million for the three months ended March 31, 1995 due to improved collections on accounts receivable, and decreased disbursement levels. Cash used by investing activities was $1.8 million for the three months ended March 31, 1996 compared to $11.4 million for the three months ended March 31, 1995 due to lower business acquisitions and earn-out agreements. Cash used by financing activities was $3.4 million for the three months ended March 31, 1996, compared with cash provided of $18.5 million for the three months ended March 31, 1995, due to repayment of borrowings under the Senior Credit Facility in 1996 as compared with debt borrowings in 1995.

     As of March 31, 1996, the Company does not have any material commitments for capital expenditures.

     The Company believes that it has adequate working capital to meet its cash requirements through March 31, 1997, provided that the objectives in the business plan are achieved. The failure of the Company to achieve the objectives set forth in the business plan could have a material adverse affect on the Company's financial position, results of operations and liquidity. Moreover, it may still be necessary for the Company to arrange additional equity or debt financing or make additional sales of non-core assets, including its lithotripsy businesses, in order to meet scheduled maturities of principal and interest commencing December 31, 1996. There can be no assurance that such financing will be available to the Company.

     On March 30, 1996, the Company sold its ownership interest in a physician practice and as of March 31, 1996 had substantially terminated its physician practice management services operation. Revenue from these businesses was $17.9 million and the operating loss was $1.3 million in 1995. Net proceeds of approximately $7.6 million were applied as a prepayment in early April of the Company's debt payment due April 30, 1996.

The Company is currently evaluating strategic alternatives concerning its lithotripsy business and has engaged an investment bank for that purpose. No agreement or understanding currently exists to divest the lithotripsy business, however. The lithotripsy business had net revenue and pre-tax income of $12.2 million and $3.6 million for the first quarter of 1996. No assurance can be given as to whether the business will be sold or the proceeds that may be realized. Proceeds realized, if any, will be applied to reduce amounts outstanding under the Company's Senior Credit Facility.

     Joint venture agreements within the Company's lithotripsy operations contemplate that, in certain situations, the Company would be required to repurchase the minority interests in such joint ventures. During 1995, the Company purchased one partnership minority interest for $9.0 million and in the first quarter of 1996, the Company acquired the minority interest in one additional partnership for approximately $.5 million in cash. The Company has also agreed to acquire the minority interest in one additional partnership, subject to the consent of the Company's lenders for approximately $4.2 million in cash or shares of Company's Common Stock.

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the business of the Company.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 1995, the Company and certain of its officers and directors were named as defendants in 21 civil suits filed on behalf of individuals claiming to have purchased and sold Coram Common Stock during the time period from approximately February 16, 1995 through August 11, 1995. The suits were filed in the United States District Court for the District of Colorado and have been consolidated into one suit captioned, In Re: Coram Healthcare Corporation Securities Litigation, Master File No. 95-N-2074. The complaint seeks certification of a plaintiff's class. In general, the complaints allege that the defendants made false and misleading statements to the public regarding, among other things, projected earnings, anticipated cost savings, and proposed mergers. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, and seek unspecified compensatory damages, attorneys' fees and costs. The Company will seek coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover all potential liabilities and costs that may be incurred.

     On November 2, 1995, a shareholder derivative suit captioned Martin J. Siegal v. James Sweeney, et al., and Coram Healthcare Corporation, Civil Action No. 14646 was filed in the Court of Chancery of the State of Delaware asserting substantially similar factual allegations as the suits described in the preceding paragraph, and seeking a judgment against the individual defendants to account to Coram for all damages sustained by Coram as a result of their alleged actions.

     On September 11, 1995 as amended on October 6, 1995, the Company filed suit against Caremark Inc. and Caremark International, Inc. (collectively, "Caremark") alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. In the complaint, filed in the Superior Court of the State of California in and for the City and County of San Francisco, the Company alleges that Caremark used improper accounting practices that resulted in overstating Caremark's revenues. The complaint further alleges that Caremark falsely represented that the OIG investigation involving Caremark was not going to harm the value of the Caremark Business sold to the Company.

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

     On October 12, 1995, Caremark Inc. and Caremark International, Inc. filed suit against the Company in the United States District Court for Northern District of Illinois (File No. 95-C-5878) alleging fraudulent misrepresentation in its purchase of the Caremark Businesses and seeking damages of at least $100 million and punitive damages. That suit was dismissed on December 22, 1995. The matter is now on appeal. On January 17, 1996, Caremark Inc. filed a cross-complaint against the Company in the Superior Court of the State of California in and for the City and County of San Francisco (File No. 972431) stating allegations similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages.

     On May 19, 1995, a judgment was entered dismissing with prejudice the class action shareholder litigation which was initiated against T(2) in 1992. Based on the terms of the settlement, the Company paid the shareholder class $25.0 million in cash (of which approximately $7.8 million was contributed by the Company's insurance carriers), and issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.25 per share. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram Common Stock which they received pursuant to the settlement had been artificially inflated during the period of settlement negotiations due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. Plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals on November 3, 1995 which the Company is seeking to have dismissed. The Company believes that it has meritorious defenses and intends to vigorously oppose the appeal.

     On November 21, 1995, a separate action seeking substantially similar relief against the Company and certain of its current or former officers and directors was filed in the United States District Court for the Northern District of Georgia on November 21, 1995: William Hall and Barbara Lisser v. Coram Healthcare Corporation, et al., (File No. 1:950-CV-2994). This action was brought on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of the T(2) shareholder litigation described above. Plaintiffs filed an amended complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements which caused a fraud on the market and artificially inflated the price of the Company's Common Stock during the period from August 1994 through August 1995. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, fraud and breach of the covenant of good faith and fair dealing. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued with the trading price of the Company's Common Stock at its actual price and the same number of warrants at the same exercise price with the Company's Common Stock trading at its alleged true value. The defendants filed a motion to dismiss the complaint on March 13, 1996.

     On March 29, 1996, a shareholder derivative suit captioned Nirmala Shevde, on behalf of Coram Healthcare Corporation v. James Sweeney, et al., File No. 96-N-722, was filed in the United States District Court for the District of Colorado. The complaint sets forth substantially the same allegations as those made in the derivative lawsuit previously filed in Delaware, and seeks substantially similar relief.

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

     Since late 1993, the SEC has been conducting a formal investigation into the events that led to the restatement of T(2)'s financial statements for the periods ended December 31, 1992 and March 31, 1993 and certain other matters. The SEC has subpoenaed certain information and T(2) has responded.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position and results of operations and liquidity of the Company.

ITEM 2. CHANGE IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)  Exhibit

        27           -- Financial Data Schedule
        99.1         -- Fifth Amendment to Credit Agreement Dated as of February 6, 1996,
                        including Exhibit A -- Subsidiaries of Coram Healthcare Corporation.
        99.2         -- Sixth Amendment to Credit Agreement Dated as of April 19, 1996,
                        including Exhibit A -- Subsidiaries of Coram Healthcare Corporation.

  (B)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/  DONALD J. AMARAL
                                               --------------------------------
                                                       Donald J. Amaral
                                                President and Chief Executive
                                                            Officer

                                            By:    /s/  RICHARD M. SMITH
                                               --------------------------------
                                                       Richard M. Smith
                                                   Chief Financial Officer

May 14, 1996

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                              EXHIBIT DESCRIPTION                             PAGE
- ----------                            -------------------                             ----
   27        -- Financial Data Schedule
   99.1      -- Fifth Amendment to Credit Agreement Dated as of February 6, 1996,
                including Exhibit A -- Subsidiaries of Coram Healthcare
                Corporation.
   99.2      -- Sixth Amendment to Credit Agreement Dated as of April 19, 1996,
                including Exhibit A -- Subsidiaries of Coram Healthcare
                Corporation.