Form 10-K405/A
period 1995-03-31
CORAM HEALTHCARE CORP
filed 1996-06-06
CIK 924174

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A



                                AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 1-11343
                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      33-0615357
        (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                      Identification No.)

      1125 SEVENTEENTH STREET, SUITE 1500                          80202
               DENVER, COLORADO                                  (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 292-4973

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                             WHICH REGISTERED
- ---------------------------------------------------------------------------------------------
   Common Stock ($.001 par value per share)               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     AS OF MARCH 22, 1996, THERE WERE OUTSTANDING 40,650,265 SHARES OF THE REGISTRANTS COMMON STOCK, WHICH IS THE ONLY CLASS OF VOTING STOCK OF THE REGISTRANT. AS OF THE DATE, THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE FOR THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 22, 1996 WAS APPROXIMATELY $202.6 MILLION.
                      DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company"), is a leading provider of alternate site (outside the hospital) infusion therapy and related services in the United States, operating 132 branches located in 43 states. Infusion therapy involves the intravenous administration of anti-infective, biotherapy, chemotherapy, pain management, nutrition, and other therapies. Other services offered by the Company include the provision of lithotripsy and other non-intravenous products and services.

     The Company was formed on July 8, 1994 pursuant to a merger (the "Four-Way Merger") by and among T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc. ("Medisys") and HealthInfusion, Inc. ("HealthInfusion"), each of which was a publicly-held national or regional provider of home infusion therapy and related services. The Four-Way Merger enabled the Company to become a national provider of home infusion and other alternate site health care services. On September 12, 1994, the Company further broadened its geographic coverage by acquiring H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas. Effective April 1, 1995, the Company acquired substantially all the assets used in the alternate site infusion business of Caremark International Inc. (the "Caremark Business"), thereby becoming the largest provider of alternate site infusion therapy services in the United States based on breadth of service and total revenues. The Company has substantially completed a branch and corporate office consolidation of its six predecessor companies.

DELIVERY OF ALTERNATE SITE HEALTH CARE SERVICES

     General. Infusion patients are generally referred to the Company following diagnosis of a specific disease or upon discharge from a hospital. The treating physician will generally determine whether the patient is a candidate for home infusion treatment. Either the patient's physician or a managed care payor will generally determine to which infusion company a patient is referred because drugs administered intravenously tend to be more potent and complex than oral drugs. In addition, the delivery of intravenous drugs generally requires patient training, specialized equipment and periodic monitoring by skilled nurses and pharmacists. Most therapies require either a gravity-based flow control device or an electro-mechanical pump to meter the drugs. Some therapies are administered continuously; most however, are given for a prescribed number of hours per day. The Company's nurses and pharmacists work with the patient's doctor to track the patient's condition and update the therapy as necessary. Treatments can last from a few days to several years.

     Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion centers or "branches," which provide the following functions: (i) patient intake and monitoring, (ii) drug mixing and preparation by pharmacists and pharmacy technicians, (iii) clinical pharmacy services, (iv) nursing services, (v) materials management, including drug and supply inventory and delivery, (vi) billing, collections and benefit verification, (vii) sales to local referral sources, including doctors, hospitals and payors and (viii) general management. The Company's branch facilities typically are leased and generally consist of 2,000 to 20,000 square feet of office space in suburban office parks, often in close proximity to major medical facilities. A typical branch has a fully equipped pharmacy, offices for administrative personnel and a small storage warehouse. Branches are staffed with three to one hundred full-time employees, and a typical branch includes a manager, a licensed pharmacist, registered nurses and sales and administrative personnel. Each branch serves the metropolitan area in which it is located, generally within a two-hour driving radius of all patients served, as well as outlying locations where it can arrange appropriate nursing services. Satellite branches are also used. These smaller branches contain limited supplies and pharmacy operations, and are used as dispatch centers serving a specified geographical area. The Company currently has 126 full branches and 6 satellite branches.

     In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff of the local branch works closely with the patient's physician or clinicians and hospital personnel in order to assess the patient's suitability for home care. This assessment process includes an analysis of the patient's physical and emotional condition and of social factors such as the safety and cleanliness of the home environment and the availability of family members or others who can assist in the administration of the patient's therapy, if necessary. It also includes a review of compliance with the requirements of the patient's insurance carrier, managed care provider and government payor.


     When a patient's suitability for home care has been confirmed, the patient and the patient's family (or others) receive training and education concerning the therapy to be administered, including proper infusion technique and care and use of intravenous devices and other equipment used in connection with the therapy. Assessment and training are generally performed by the Company's nurses.

     Prior to the patient receiving treatment services from the Company, the treating physician devises the patient's plan of care and transmits it to the local branch's clinical support team, including its nurses and pharmacists. This team will work with the treating physician and the managed care coordinator, if there is one, to administer the plan of care and monitor the patient's progress. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician and the managed care coordinator with reports on the patient's condition, maintaining an information flow that allows the treating physician to actively manage the patient's treatment. The treating physician always remains responsible for the patient's care, including changing the patient's plan of care to meet the patient's needs and handling patient emergencies.

     Upon the patient's arrival home, a nurse from the local branch typically oversees the administration of the patient's first home infusion treatment. Thereafter, the frequency of nursing visits depends upon the particular therapy of the patient involved. During these subsequent visits, the nurse may check and adjust the patient's infusion site, intravenous lines and related equipment, obtain blood samples, change the pump settings and/or drug administration after consulting with the physician and the pharmacist and assessing the patient's condition and compliance with the plan of care. The patient's nutrition supplies and prescription drugs are typically delivered on a weekly basis, depending on the therapy and the particular drugs being used.

     The treating physician and the managed care coordinator remain actively involved in monitoring the patient's treatment by monitoring the administration of the plan of treatment and revising the plan as necessary. In addition, each branch has a medical advisory board comprised of local physicians who review quality assurance and patient service issues and consult with the Company on maintaining and improving its quality of care and patient service at the local level.

     Outpatient Facilities. Outpatient facilities, either in separate facilities or in a branch, are used to treat patients that do not require hospitalization but are not ideal candidates for home care because of severity of illness, complexity of therapy or environmental concerns. Patients report to the outpatient facility for administration of the required therapy and return home that day.

PRODUCTS AND SERVICES OF THE COMPANY

     Infusion Therapy. The Company provides a variety of infusion therapies, principally anti-infective therapy, parenteral and enteral nutrition, biotherapy, chemotherapy and pain management therapy. The initiation and duration of these therapies is determined by a physician based upon a patient's diagnosis, treatment plan and response to therapy. Certain therapies, such as anti-infective therapy, are generally used in the treatment of temporary conditions such as infections, while others, such as parenteral nutrition, may be required on a long-term or permanent basis. The infusion therapies are administered at the patient's home by an employee of the Company. In patient groups such as immune suppressed patients (e.g., AIDS/HIV, cancer and transplant patients) anti-infective therapy must be provided episodically over the duration of the primary disease or for the remainder of the patient's life.

     The following table sets forth the estimated aggregate percentages of infusion therapy net revenue derived by the Company for the fourth quarter of 1995:

        Anti-Infective.........................................................   30%
        Parental and Enteral Nutrition.........................................   31%
        Biotherapy.............................................................    7%
        Chemotherapy...........................................................    4%
        Pain Management........................................................    3%
        Other Therapies........................................................   25%
                                                                                 ---
        Total..................................................................  100%
                                                                                 ===

     Anti-Infective. Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal medications into the patient's bloodstream for the treatment of a variety of infectious diseases, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with AIDS and infections of the kidneys and urinary tract. Generally, intravenous anti-infective drugs are delivered through a peripheral catheter inserted in a vein in the patient's arm. Anti-infective drugs are generally more effective when infused directly into the bloodstream than when taken orally.

     Parenteral and Enteral Nutrition. Total parenteral nutrition therapy or "TPN" involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to a gastrointestinal illness or condition such as an intestinal obstruction or inflammatory bowel disease. The therapy is administered through a central catheter surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solutions may contain amino acids, dextrose, fatty acids, electrolytes, trace minerals or vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature, requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on parenteral nutritional therapy for life. Enteral nutrition therapy is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical condition. Enteral nutrition therapy is often administered over a long period, generally for more than six months.

     Biotherapy. The Company also provides patients with biological response modifiers, colony stimulating factors such as G-CSF and GM-CSF, erythropoietin and interferons. In addition, the Company provides therapies for diseases such alpha-1-antititrypsin (AAT) deficiency, hemophilia, primary immune deficiencies, and growth deficiencies.

     Chemotherapy. Chemotherapy is the administration of cytotoxic drugs to patients suffering from various types of cancer either alone or as adjuvant (an immunological agent that increases the antigenic response) to other therapies such as radiation or surgery. The Company has been advised that breast, lung, colon, prostate and ovarian cancer, among others, are most conducive to outpatient chemotherapy treatment. Chemotherapy generally is administered periodically for several weeks or months. The nature of drugs that are used to treat cancer is such that side effects such as nausea and amnesia occur in some patients. This requires the administration of additional agents to treat those side effects.

     Pain Management. Pain management therapy is the administration of analgesic drugs to patients suffering from acute or chronic pain. It is often administered in conjunction with intravenous chemotherapy or other intravenous therapies given to patients with cancer or AIDS. This type of therapy is often administered in a way that permits the patient to regulate the infusion of analgesic drugs in proportion to the severity of the pain the patient experiences, improving the medical outcome while reducing drug use.

     Other Therapies. The Company provides other technologically advanced therapies such as intravenous intropic therapy for patients with congestive heart failure, or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for prevention of blood clots, and anti-nausea therapy for chemotherapy induced emesis. Hydration therapy involves the intravenous administration of fluids; it is often administered in conjunction with intravenous chemotherapy. Currently, each such therapy amounted to less than 5%, respectively, of the Company's infusion therapy net revenue for the fiscal year ended December 31, 1995. The

Company continually evaluates new infusion therapies and intends to add therapies which enable it to provide full service to its patients and payors.

     Women's Health. The Women's Health business provides alternate site obstetrical and gynecological support services. The Women's Health services include: remote monitoring of uterine contractions, monitoring of blood pressure, heart rate, weight, urine and protein and glucose level; intravenous and oral drug therapy; dietitian services; integrated nursing support; diabetes management; pregnancy-induced hypertension management; fertility management and post partum follow-up.

     Lithotripsy. Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. Depending on the particular lithotripter used, the patient is sedated using either general anesthesia or a mild sedative while seated in a bath or lying on a treatment table. The operator of the lithotripter machine locates the stone using fluoroscopy and directs the shock waves toward the stone. The shock waves then fragment the stone enabling the patient to pass the fragments through the urinary tract. Because lithotripsy is non-invasive and is provided on an outpatient basis, lithotripsy is an attractive alternative to other more invasive techniques otherwise used in treating urinary tract stones.

     As of March 1, 1996, the Company owned a controlling interest in 11 lithotripsy partnerships as well as one wholly owned lithotripsy company and a wholly owned lithotripter maintenance company. The Company's lithotripsy businesses currently consist of an aggregate of 31 lithotripsy machines that provide services in 180 locations in 18 states. The other owners of the partnerships are primarily physicians, many of whom utilize the partnership's equipment to treat their patients. Ten of the 31 lithotripsy machines are stationary and located at hospitals or ambulatory surgery centers, while the other 21 machines are mobile, allowing them to be moved in order to meet patient needs and market demands. The Company's lithotripsy businesses typically lease the machine on a per procedure basis to a hospital, ambulatory surgery center or other facility providing care to the patient. In some cases, the lithotripsy businesses bill the patient directly for the use of the partnership's machine.

     The Company's agreements with its lithotripsy physician partners contemplate that the Company will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the physician from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, the Company believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law. If, however, the Company were required to acquire the minority interest of its physician partners in each of its lithotripsy partnerships, the cost would be material to the Company. During 1995, the Company purchased one partnership's minority interest for $9.0 million and the Company has agreed to acquire the minority interest in one additional partnership, subject to the consent of the Company's lenders, for approximately $4.2 million in cash or shares of the Company's common stock (the "Common Stock").

     Within the last two years, the Health Care Financing Administration ("HCFA") released a proposed rule defining the rate at which ambulatory surgery centers and certain hospitals would be reimbursed for the technical component of a lithotripsy procedure. This proposed rule has not been finalized. The Company cannot predict what the final rate for such reimbursement will be or what effect, if any, the adoption of this proposed rule would have on lithotripsy revenue and whether this decreased reimbursement rate will be applied to lithotripsy procedures performed at hospitals, where a majority of the Company's lithotripsy machines are currently utilized.

     The Company's lithotripsy operations have historically contributed a substantial amount of operating income to the Company. However, there can be no assurance that lithotripsy reimbursement rates will remain at their current levels. The Company also believes that the amounts the businesses currently receive for use of their machines will be increasingly subject to pricing pressures similar to the pricing pressures that have been exerted on the Company's infusion therapy business. The Company is currently evaluating whether or not it should sell its lithotripsy business. No agreement currently exists to divest the lithotripsy business, however. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     R-Net. The Resource Network or "R-Net" (including the former Home Care Management Services division acquired with the Caremark Business) is an alternate site services provider network and supporting management system developed in 1993. The Company can offer through R-Net "one stop shopping" to large managed care organizations such as Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") seeking to arrange for a variety of alternate site services for their enrollers. In addition, a sophisticated management information system enables the Company to coordinate the provision of alternate site services among its network of providers, manage cases and appropriate utilization and monitor and report outcomes to managed care payor's who are concerned with combining cost efficiency with good clinical outcomes. R-Net provides "one stop shopping" for alternate site health care services through network management of alternate site providers and services. R-Net allows the Company to accept and manage capitated contracts and fee for service contracts with managed care organizations and is marketed primarily to HMOs and PPOs. As of March 1, 1996, R-Net had 13 such arrangements covering approximately 1.8 million covered lives, of which five covering approximately
0.5 million lives were fully capitated arrangements.



     Prescription Services. The prescription service business includes a centralized mail order pharmacy and sophisticated claim administration with formulary, drug utilization and evaluation services. This network offers a comprehensive approach to the management of the patient's pharmaceutical care.


     Other Health Care Businesses. In addition to operating infusion therapy companies and providing the other services described above, the Company was also involved during 1995 in certain other health care businesses. Such complementary businesses amounted to less than 5% of the Company's net revenue for the fiscal year ended December 31, 1995.

ORGANIZATION AND OPERATIONS

     General. The Company's alternate site health care business operations are conducted through 132 branches which are managed through five area offices and 51 market areas. The area office provides each of its branches with key management direction and support services. The Company's organizational structure is designed to create operating efficiencies associated with certain centralized services and purchasing while also promoting local decision making. The Company believes that its decentralized approach to management facilitates high quality local decision making, which allows it to attract and retain experienced local managers and be responsive to local market needs.

     Operating Systems and Controls. An important factor in the Company's ability to monitor its operating locations is its management information systems. Besides routine revenue and cost reporting, the Company has developed internal performance standards for monitoring market and branch operations. Actual operating results derived from the Company's management information systems will be compared to the performance model, enabling management to identify areas requiring improvement. The Company believes that the use of standardized, performance matrixes and the identification of best demonstrated practices will facilitate operating improvement.

     The Company is implementing standardized management information systems throughout the Company to replace the information systems previously used by the Company's predecessors. This has enabled the Company to begin standardizing operating processes, track profit and loss performance by branch, control and manage accounts receivable, process customer orders, reduce administrative overhead and gather branch operating statistics for comparisons and management decision making.

     The Company is also standardizing and simplifying its financial systems. This will enable the Company to access more detailed financial information and respond accordingly. Moreover, the Company expects that managed care organizations and other referral sources and health care providers will benefit from these sophisticated reporting capabilities, thereby giving the Company a further competitive advantage. R-Net has a clinical outcomes data base of over 70,000 patients that contains specific patient therapy census data.

     The Company endeavors to ensure that its local managers have the autonomy and ability to perform effectively by providing them with training, comprehensive policies and procedures and standardized systems. The Company has designed management incentive plans that reward performance based on earnings contribution consisting of profitable revenue generation, operating cost controls and accounts receivable collection.


REIMBURSEMENT OF SERVICES

     Virtually all of the revenue of the Company is derived from third-party payors, including private insurers, managed care organizations such as HMOs and PPOs, and governmental payors such as Medicare and Medicaid. Similar to other medical service providers, the Company experiences lengthy reimbursement periods as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. The Company has developed substantial expertise in processing claims and carefully screens new cases to determine whether adequate reimbursement will be available. Individual branches are generally responsible for their own billing and collections, within strict guidelines. The Company believes that accounts receivable management is best accomplished at the local level because of direct relationships with payors and the ability of branch personnel to identify and react promptly to billing discrepancies.

     Private payors typically reimburse a higher amount for a given service and provide a broader range of benefits than governmental payors, although net revenue and gross profits from private payors have been affected by the continuing efforts to contain or reduce the costs of health care. An increasing percentage of the Company's revenue has been derived in recent years from agreements with HMOs, PPOs and other managed care providers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts, provide for faster payment terms and provide opportunities to generate greater volumes than traditional indemnity referrals. Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, and through the federal Medicare and Medicaid programs. Medicare has developed a national fee schedule for respiratory therapy, home medical equipment and infusion therapy which provides reimbursement at 80% of the amount of any fee on the schedule. The remaining 20% co-insurance portion is not paid by Medicare. In most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients. In other cases, the Company bills and actively monitors other third-party payors or patients responsible for co-insurance reimbursement.

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private, governmental and managed care payors, respectively, for the fourth quarter of 1995.

        Private Insurance and Other Payors.....................................   41%
        Managed Care Organizations.............................................   32%
        Medicare and Medicaid Programs.........................................   27%
                                                                                 ---
        Total..................................................................  100%
                                                                                 ===

QUALITY ASSURANCE

     The Company has established quality improvement programs to ensure that service standards are implemented and the objectives of those standards are met. All of the Company's branch facilities are currently accredited under the former Merged Entities companies' names. As of March 1, 1996 the corporate office and one branch (office) have been re-surveyed by the Joint Commission Accreditation of Healthcare Organizations ("JCAHO"), and all branch offices are either in the process of re-surveying or re-applying for accreditation under the Company's name. The Company's quality improvement program also includes quality audits of branches by members of the Company's Clinical Services Department. An additional component of the Company's quality improvement function is its local medical/professional advisory boards. Most branches have their own board of medical advisors that meets quarterly to perform, among others, the following functions:

     - Conduct an annual evaluation of branch programs, policies and procedures.

     - Provide ongoing direction of quality improvement and patient satisfaction activities.

     - Assist in development of new programs or procedures to meet recognized needs within the branch or community.

     -   Furnish advice to branch staff on professional and clinical issues.

     -   Review quality assurance and patient service issues.

     Each medical advisor is also required to be available for periodic consulting on day to day clinical issues that require the immediate input or advice of a physician.

COMPETITION

     The alternate site health care market is highly competitive and is experiencing both horizontal and vertical consolidation. Some of the Company's current and potential competitors include (i) integrated providers of alternate site health care services; (ii) large, national hospital chains; (iii) local providers of multiple products and services for the alternate site health care market; and (iv) physicians, including physicians with whom the Company previously had business arrangements. The Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services through their offices, including services similar to those offered by the Company. Integrated alternate site health care companies and certain of the Company's other competitors have superior financial, marketing and managerial resources, size, purchasing power and numerous strategic relationships with providers, referral sources such as physicians and traditional indemnity and managed care payors.

     The Company competes on the basis of a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. Competition within the alternate site health care delivery system has been affected by the decision of third party payors and their case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers may become a prerequisite to the Company's ability to continue to serve many of its patients. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by the Company.

     Moreover, there are relatively few barriers to entry in the local markets which the Company serves. Local or regional companies are currently competing in many of the home health care markets served by the Company and others may do so in the future. The Company also expects competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. New services introductions and enhancements and the development of strategic relationships by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's services or intense price competition, or make the Company's services noncompetitive. The Company expects to continue to encounter increased competition in the future that could limit its ability to maintain or increase its market share. Such increased competition could have a material effect on the business, financial condition and results of operations of the Company. See Item 7, "Risk Factors -- Intensely Competitive Industry."

SALES AND MARKETING

     The Company's products and services are marketed through its field sales force, branch sales personnel and various media formats. Most of the Company's new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. The Company's sales force is responsible for establishing and maintaining referral sources. All sales employees receive a base salary plus incentive compensation based on profitable revenue growth.

     The Company's network of field representatives enables it to market its services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs and insurance companies. Marketing is focused on presenting the Company's clinical expertise tailored to the different customer targets. Products and services that are outside of base infusion therapy are supported by specialty marketing and sales support personnel.

     As a result of escalating pressures to contain health care costs, third-party payors are participating to a greater extent in decisions regarding health care alternatives using their significant bargaining power to secure discounts and to direct referrals of their enrollers to specific providers. In response, the Company has modified its sales and development focus and is aggressively pursuing agreements with third party payors, managed service organizations and provider networks that provide high quality, cost effective care. The Company has recruited a dedicated sales force to enhance the Company's efforts to market and sell its services to managed care payors. Managed care sales representatives are deployed in each branch with additional resources focused on large national insurance companies. The Company has approximately 700 managed care agreements and is currently focusing its efforts on increasing the referrals through selected managed care agreements with the goal of being the exclusive infusion provider as well as selling special programs such as Women's Health and transplant services to these key customers. Through its R-net product, the Company has established relationships with managed care companies serving as an ancillary services manager for all home health services. The Company will then provide directly the services it can and subcontracts for the services it cannot provide on its own through its network of providers.

CUSTOMER AND SUPPLIERS

     The Company provides alternate site home health care services and products to a large number of patients and with the exception of Medicare and Medicaid no single payor accounted for more than 5% of the net revenue of the Company during the year ended December 31, 1995. The Company purchases products from a large number of suppliers. The Company considers its relationships with its vendors to be good and believes that substantially all of its products are available from alternative sources with terms consistent in all material respects to its present agreements.

GOVERNMENT REGULATION

     General. The Company's alternate site infusion facilities are subject to extensive federal and state law regulating, among other things, the provision of pharmacy, home care nursing services, health planning, health and safety, environmental compliance and toxic waste disposal. The Company is also subject to fraud and abuse and self referral laws which affect the Company's business relationships with physicians, other health care providers, referral sources and government payors. Generally, all states require infusion companies to be licensed as pharmacies and to have appropriate state and federal registrations for dispensing controlled substances. Some states require infusion companies to be licensed as nursing or home health agencies and to obtain medical waste permits. In addition, certain employees of the Company are subject to state laws and regulations governing the ethics and professional practice of pharmacy and nursing. The Company may also be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established certificate of need programs regulating the establishment or expansion of health care facilities, including certain of the Company's facilities.

     The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. The Company's revenue and net earnings could be adversely affected as a result of any such sanctions. The Company believes it complies in all material respects with these and all other applicable laws and regulations. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not result in a material adverse change to the Company.


     Fraud and Abuse. The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. In addition, violations of the anti-kickback statute may be prosecuted as false claims under Medicare law, the penalties for which include return of payments received, fines and exclusion from participation. Federal enforcement officials may also attempt to use other general federal statutes to get to behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $10,000 per claim plus treble damages, and permits private persons to sue on behalf of the government in qui tam actions. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payor source.

     In addition to the payment or receipt of illegal remuneration for the referral or generation of Medicare or Medicaid business, the fraud and abuse law covers other billing practices that are considered fraudulent (such as presentation of duplicate claims, or claims for services not actually rendered or for procedures that are more costly than those actually rendered) or abusive (such as claims presented for services not medically necessary based upon a misrepresentation of fact), subject to the same remedies described above.

     Similarly, a large number of states in which the Company operates have varying laws prohibiting certain direct or indirect remuneration between health care providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these laws include loss of licensure and civil and criminal penalties.

     Prohibition on Physician Referrals. Under the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid program to an entity with which the physician has a financial relationship. While infusion therapy is not itself listed as a "designated health service," component parts of it are specifically: outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995. Because of its broad language Stark II may be interpreted by the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") to apply to the Company's operations. During 1994 and the first quarter of 1995, the Company restructured or terminated a large number of relationships it had with physicians in order to meet the requirements of Stark II, the Company's own compliance standards and the Settlement Agreement between the United States and T(2) in September 1994 (the "T(2) OIG Settlement Agreement"). Stark II is broadly written and no regulations have to clarify its meaning or application. regulations for a predecessor law, Stark I, were published in August 1995. Although the government has indicated that many substantive provisions in the Stark I regulations will be applied to Stark II, there are still many areas that lack clarity, and the Stark I regulations offer little specific guidance on the application of Stark II to the infusion therapy business. A failure to achieve compliance with the provisions of Stark II could have a material adverse effect on the Company.

     In 1995, amendments to the Stark II law were included in the budget bills adopted by Congress. The relevant amendments would have increased the ability of physicians to operate infusion therapy programs out of their medical offices and would have removed "in-patient and out-patient hospital services" from the list of designated health services, thereby eliminating any question about whether the Company's lithotripsy operations are implicated by the Stark II law. However, the budget bill, after being approved by Congress, was vetoed by the President. It is not currently known whether the Stark II law will be amended or what form, if any, such amendment may take.

     A large number of the states in which the Company operates have enacted some form of physician self-referral law that regulates ownership interests in or compensation arrangements between physicians and the health care service providers to which they refer patients. These laws vary from measures that require physicians to disclose their financial interests to outright prohibitions similar to Stark II. In most cases, state physician self-referral laws apply to all payors, government and private. The Company believes that most state laws are inapplicable to the businesses in which the Company operates or contain exemptions that appear to be applicable to the Company's operations. Where state law does apply, the Company has restructured its business arrangements or implemented other methods for complying and maintaining compliance with such laws.

     Medicare and Health Care Reform. Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets, among other reasons. Legislation or regulations may be enacted in the future that may substantially reduce the amount paid for the Company's services. Further, statutes or regulations may be adopted which would impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. The Company is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or, whether such changes, if made, will have a material adverse effect on its financial position and results of operations.

     State Laws Regarding Fee Splitting, Provision of Medicine and Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, certain aspects of the Company's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion. In addition, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's form of relationships with physician groups, which could have an adverse effect on the Company.

     Most states have laws regulating insurance companies and HMOs. The Company is not qualified in any state to engage in the insurance or HMO businesses. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third party payors, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to sharing arrangements by and among such providers, and whether risk bearing entities are subject to insurance or HMO regulation. The Company believes that its practices are consistent with those of other health care companies and do not constitute licensable HMO or insurance activities. However, given the limited regulatory history with respect to such practices, there can be no assurance that states will not attempt to assert jurisdiction. The Company may be subject to prosecution by state regulatory agencies, and accordingly may be required to change or discontinue certain practices which could have a material adverse effect on the Company.

     Pharmacies and Home Health Agencies. All of the Company's pharmacies are licensed in the states in which they are located. All these pharmacies also have Controlled Substances Registration Certificates issued by the Drug Enforcement Administration of the United States Department of Justice. Many states in which the Company operates also require home infusion companies to be licensed as home health agencies. The failure of a branch facility to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect the existing operations of that branch facility.

     Other Regulations. The Company's operations are subject to various state hazardous waste disposal laws. The laws as currently in effect do not classify most of the waste produced during the provision of the Company's services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all health care facilities, including the Company's branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

     In September 1994, T(2) entered into the T(2) OIG Settlement Agreement settling charges brought on by an investigation by the OIG into certain operations of T(2). T(2), in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The T(2) OIG Settlement Agreement imposes certain restrictions upon the types of relationships that T(2) may have with referring physicians and imposes a five year reporting obligation upon T(2). The Company has implemented measures to ensure compliance with the T(2) OIG Settlement Agreement and has engaged Richard P. Kusserow, the former Inspector General of the U.S. Department of Health and Human Services, as a consultant to assist the Company in its continued development of its compliance program. The internal regulatory compliance review program is intended to deal with compliance issues under the T(2) OIG Settlement Agreement and with other legal, regulatory and ethical compliance issues. However, no assurance can be made that in the future the Company's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution. See Item 7 "Risk Factors -- Governmental Regulation."

     The Company continuously monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed it in material noncompliance with any statute. The health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business.

POTENTIAL LIABILITY AND INSURANCE

     Health care providers are often subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. The Company is from time to time subject to such suits as a result of the nature of its business. The Company currently maintains $50 million of coverage for any general or professional liability claims. The Company's insurance policies must be renewed annually.

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

EMPLOYEES

     As of March 1, 1996 the Company had approximately 3,600 full-time equivalent employees. None of the Company's employees are currently represented by a labor union or other labor organization. Approximately 30% of the employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, reimbursement, financial and systems professionals. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

     The Company's headquarters are located in Denver, Colorado and consist of approximately 18,000 square feet of office space leased through August 1996. The Company expects to renew the Denver office space lease through 1999. As of March 1, 1996, the Company had 132 branch facilities throughout the United States, totaling approximately 1.4 million square feet of facility space currently in use with monthly rental of this space aggregating approximately $1.3 million. (The facility space and monthly rental is net of approximately 0.2 million square feet and $0.2 million for subleased space, respectively). The Company also owns a building containing approximately 28,200 square feet of space which formerly served as the headquarters of T(2). As of March 1, 1996, the Company had agreed in principle to sell the building for $2.5 million in cash and certain future rental consideration.

ITEM 3. LEGAL PROCEEDINGS.

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

     On November 2, 1995, a shareholder derivative suit captioned Martin J. Siegal v. James Sweeney, et. al., and Coram Healthcare Corporation, Civil Action No. 14646 was filed in the court of Chancery of the State of Delaware asserting substantially similar factual allegations as the suits described in the preceding paragraph, and seeking a judgment against the individual defendants by Coram to account to Coram for all damages sustained as a result of their alleged actions.

     On September 11, 1995, as amended on October 6, 1995, the Company filed suit against Caremark Inc., and Caremark International, Inc., collectively, ("Caremark") alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. In the complaint, filed in the Superior Court of the State of California in and for the City and County of San Francisco, the Company alleges that Caremark used improper accounting practices that resulted in overstating Caremark's revenues. The complaint further alleges that Caremark falsely represented that the OIG investigation involving Caremark was not going to harm the value of the Caremark Business sold to the Company.

     The Company's complaint notes that Caremark represented that it had net assets on December 31, 1994 of $329.3 million, including $140.2 million in accounts receivable and $200.1 million in goodwill and that its financial statements presented fairly in all material respects its financial position and results of operations. The Company alleges in its complaint that these representations, among others, were false, giving rise to claims for breach of contract and fraud. The Company seeks compensatory and punitive damages. A trial date on the Company's claims has been set for February, 1997.

     On October 12, 1995, Caremark Inc., and Caremark International, Inc., filed suit against the Company in the United States District Court for Northern District of Illinois (File No. 95C 5878) alleging fraudulent misrepresentation in its purchase of the Caremark Businesses and seeking damages of at least $100 million, and punitive damages. That suit was dismissed on December 22, 1995. The matter is now on appeal. On January 17, 1996, Caremark Inc., filed a cross-complaint against the Company in the Superior Court of the State of California in and for the City and County of San Francisco (File No 972431) stating allegations similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages.


     On May 19, 1995 a judgment was entered dismissing with prejudice the class action shareholder litigation which was initiated against T(2) in 1992. Based on the terms of the settlement, the Company paid the shareholder class $25.7 million in cash (of which approximately $7.8 million was contributed by the Company's insurance carriers), and issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.25. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram common stock which they received pursuant to the settlement had been artificially inflated during the period of settlement negotiations due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. Plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals on November 3, 1995 which the Company is seeking to have dismissed. The Company intends to defend the appeal if the Eleventh Circuit accepts jurisdiction.


     A separate action seeking substantially similar relief against the Company and certain of its current or former officers and directors was filed in the United States District Court for the Northern District of Georgia on November 21, 1995: William Hall and Barbara Lisser v. Coram Healthcare Corporation, James
W. Sweeney, Patrick Fortune, and Sam Leno, (File No. 1:950-CV-2994). This action was brought on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of the shareholder litigation described above. Plaintiffs filed an amended complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements which caused a fraud on the market and artificially inflated the price of the Company's Common Stock during the period from August 1994 through August 1995. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, fraud and breach of the covenant of good faith and fair dealing. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued with the trading price of the Company's Common Stock at its actual price and the same number of warrants at the same exercise price with the Company's Common Stock trading at its alleged true value. The defendants filed a motion to dismiss the complaint on March 13, 1996.

     Since late 1993, the SEC has been conducting a formal investigation into the events that led to the restatement of T(2)'s financial statements for the periods ended December 31, 1992 and March 31, 1993 and certain other matters. The SEC has subpoenaed certain information and T(2) has responded.


     The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in the early stages of litigation, the ultimate disposition of the litigation described in the preceding paragraphs cannot presently be determined. Accordingly, there have been no provisions made in the Consolidated Financial Statements for any loss or recovery that may result upon resolution of the suits. An unfavorable outcome could have a material adverse effect on the financial position, results of operations and liquidity of the Company. See Item 7 "Risk Factors -- Certain Litigation."


     In September, 1994, T(2) entered into the T(2) OIG Settlement Agreement. See Item 1, "Government Regulation -- Other Regulations."

     The Company is also party to various other legal actions arising out of the normal course of its business. Management believes that ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position and results of operations and liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on December 11, 1995 to consider and vote upon:

          (1) Election of directors to serve until the 1996 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

          (2) Ratification of the appointment of Ernst & Young LLP, as independent auditors of the Company for the Company's 1995 fiscal year.

     All proposals were approved. The results of the voting are as follows:

                                                               TOTAL VOTE FOR     TOTAL VOTE WITHHELD
                                                               EACH DIRECTOR      FROM EACH DIRECTOR
                                                               --------------     -------------------
(1) For election as director:
     James M. Sweeney........................................    35,516,839             771,931
     Donald J. Amaral........................................    35,621,594             667,176
     Tommy H. Carter.........................................    35,581,010             707,760
     Richard A. Fink.........................................    35,601,370             687,400
     Stephen G. Pagluica.....................................    35,612,933             675,837
     L. Peter Smith..........................................    35,631,498             657,272
     Dr. Gail R. Wilensky....................................    35,625,991             662,779
     Andrew J. Nathanson.....................................    35,616,742             672,028

                                                                 FOR        AGAINST     ABSTAIN
                                                              ---------     -------     -------
(2) Ratification of the Appointment of
     Ernst & Young LLP......................................  35,921,390    214,662     152,718

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CRH." The following table sets forth the high and low sale price of the Common Stock as reported on the New York Stock Exchange Composite Tape for the periods indicated (from the inception of trading on July 11, 1994):

                                                                             HIGH     LOW
                                                                             ----     ---
    CALENDAR YEAR 1994
    First Quarter..........................................................    --      --
    Second Quarter.........................................................    --      --
    Third Quarter (July 11 through September 30)...........................  19 1/8   10 1/2
    Fourth Quarter.........................................................  18 3/4   14 1/2
    CALENDAR YEAR 1995
    First Quarter..........................................................  26 1/2   15 3/8
    Second Quarter.........................................................  26       13
    Third Quarter..........................................................  14 5/8   3  1/4
    Fourth Quarter.........................................................  5  7/8   3
    CALENDAR YEAR 1996
    First Quarter through March 22, 1996...................................  6  3/8   4  1/8

     As of March 22, 1996, there were 2,994 record holders of the Company's Common Stock. On March 22, 1996, the last reported sale price of the Common Stock on the New York Stock Exchange was $5 per share.

     The Company has not paid or declared any cash dividends on its capital stock since its inception and is currently precluded from doing so under its borrowing agreements. The Company currently intends to retain all future earnings for use in operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will depend upon, among other things, terms of its borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and schedule and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical financial data for the Company prior to the July 1994 Four-Way Merger is based on the combined financial data of the predecessor entities, and may not be comparable on a year-to-year basis. Certain data for the Company for the fiscal year ended December 31, 1991 is unavailable based upon the accounting records of such entities. Amounts are in thousands except per share data.

                                                                           FISCAL YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                             1995          1994          1993         1992         1991
                                                           ---------     ---------     --------     --------     --------
INCOME STATEMENT DATA:
Net revenue..............................................  $ 602,585     $ 450,496     $462,304     $413,100     $299,851
Cost of service..........................................    459,710       313,182      285,023      224,356           --
                                                           ---------     ---------     ---------    ---------    ---------
  Gross profit...........................................    142,875       137,314      177,281      188,744           --
  Selling, general and administrative expenses...........    133,037        81,907       75,706       48,927           --
  Provision for estimated uncollectible accounts.........     68,912        36,817       29,751       24,036           --
  Amortization of goodwill...............................     15,307         8,971        7,824        4,832           --
  Charge for long-lived assets and acquired receivables
    Goodwill and long-lived assets.......................    166,373            --           --           --           --
    Valuation of acquired receivables....................     37,000            --           --           --           --
  Merger costs...........................................         --        28,500        2,868           --           --
  Provision for litigation settlements...................         --        23,220           --           --           --
  Restructuring costs....................................      6,158        95,500        1,600        2,385           --
                                                           ---------     ---------     ---------    ---------    ---------
  Total operating expenses...............................    426,787       274,915      117,749       80,180           --
                                                           ---------     ---------     ---------    ---------    ---------
Operating income (loss)..................................   (283,912)     (137,601)      59,532      108,564       82,144
  Interest income........................................      1,531         2,469        3,746        4,940           --
  Interest expense.......................................    (49,741)       (7,414)      (3,916)      (2,860)          --
  Other income (expense), net............................     (2,117)          865        7,862        3,969           --
                                                           ---------     ---------     ---------    ---------    ---------
Income (loss) before income taxes and minority
  interests..............................................   (334,239)     (141,681)      67,224      114,613           --
  Provision (benefit) for income taxes...................    (11,154)      (26,231)      28,848       38,117           --
  Minority interest in net income of consolidated joint
    ventures.............................................     10,964        12,622        9,715        4,638           --
                                                           ---------     ---------     ---------    ---------    ---------
Net income (loss)........................................  $(334,049)    $(128,072)    $ 28,661     $ 71,858     $ 56,009
                                                           =========     =========     =========    =========    =========
Net income (loss) per common share:......................  $   (8.39)    $   (3.32)    $   0.76     $   1.95     $   1.67
Weighted average common shares outstanding...............     39,802        38,633       37,778       36,812       33,632
Cash dividends per common share(*).......................         --            --           --           --           --
BALANCE SHEET DATA:
Cash and short-term investments..........................  $  26,735     $  30,134     $ 50,980     $ 20,874     $     --
Working capital..........................................     37,422        83,811      124,992      165,150      123,543
Total assets.............................................    687,849       576,439      555,877      476,422      334,613
Long-term debt, net of current portion...................    439,309       119,726       40,156       20,653       15,257
Stockholders equity......................................     18,040       322,261      438,872      394,514      230,539

- ---------------

* Excludes dividends paid by predecessor entities prior to July 1994 Four-Way Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Company's business is subject to a number of risks. These risks are discussed elsewhere in this Annual Report, and in particular, under this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Background," "Results of Operations" and "Liquidity and Capital Resources." Some of those risks are also discussed under the caption "Risk Factors." These factors should be considered by investors in the Company's securities. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in any forward-looking statements as a result of the factors described under this section and elsewhere in this Annual Report.


BACKGROUND

     General. The operations of Coram Healthcare Corporation, a Delaware corporation commenced on July 8, 1994 as a result of the Four-Way Merger of T(2), Curaflex, HealthInfusion and Medisys (collectively, the "Merged Entities"), each of which was a publicly-held national or regional provider of alternate site infusion therapy and related services. Pursuant to the Four-Way Merger, which was accounted for as a pooling of interests, each of the Merged Entities became and is now an indirect wholly-owned subsidiary of the Company. On September, 12, 1994, the Company acquired all of the capital stock of HMSS, a regional provider of alternate site infusion therapy, in a transaction accounted for as a purchase. Following the merger, the Company initiated a consolidation plan (the "Coram Consolidation Plan") and recorded significant non-recurring restructuring costs related to it. The Coram Consolidation Plan, which has been substantially completed, included consolidation of infusion centers and corporate offices, personnel reductions and elimination or discontinuance of certain business activities. The Coram Consolidation Plan is further described in Note 3 to the Consolidated Financial Statements.

     Acquisition of Caremark Business. Effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion therapy and related businesses (collectively, the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. (the "Caremark Transaction"), for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes"), plus assumption of specified liabilities of the Caremark Business. The Company also incurred approximately $7.5 million of acquisition costs. The Company assumed only certain specified liabilities of the Caremark Business, which expressly excluded any liabilities associated with the recent governmental investigation of Caremark. The acquisition was accounted for by the purchase method of accounting and the results of the Caremark Business have been included in the accompanying consolidated financial statements since the date of acquisition.

     In connection with the acquisition of the Caremark Business, the Company repaid all of its indebtedness under its then existing credit facility. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of indebtedness, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under a Senior Credit Facility with Chemical Bank as Agent (the "Senior Credit Facility") and
(ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation.

     During May 1995, the Company initiated a restructuring plan (the "Caremark Business Consolidation Plan") which was contemplated by the Company prior to the acquisition of the Caremark Business. The Caremark Business Consolidation Plan includes consolidation of infusion centers and corporate offices, and reorganization of the Caremark Business reimbursement function from a centralized to a decentralized function. It also includes the conversion of the Company's billing and accounts receivable system to the Caremark Business system. The Caremark Business Consolidation Plan, which has been substantially completed, is further described in Note 3 to the Consolidated Financial Statements.

     The changes to the reimbursement function and the billing and accounts receivable system started in the second quarter, but most of the changes occurred in July through September. The effects, which became most pronounced in the third quarter, were far more disruptive than anticipated, resulting in significant delays in billing as well as difficulties in receiving timely reimbursements. The delays were caused in part by the inability to efficiently complete, obtain or process certain claim documentation and in part by lack of familiarity with the newly acquired system. Certain documentation necessary for billing and payment was not obtained timely primarily because of delays related to the physical transfer of documents between branch locations during the consolidation as well as delays caused by changes in personnel responsible for working with individual patient files. The passage of time makes missing documentation required for billing and payment difficult or impossible to obtain or replace, and can delay claim submission past deadlines imposed by certain payors. Because of this, the Company experienced larger write-offs than in prior quarters and, therefore, provided an addition to its provision for estimated uncollectible accounts of $20.0 million resulting in a total provision of $37.0 million in the quarter ended September 30, 1995. See "Provision for Estimated Uncollectible Accounts" below.


     The allowance for uncollectible accounts, as established by Caremark at April 1, 1995, the effective date of the Company's acquisition of the Caremark Business, was $4.3 million, or 3.0% of the gross receivables of $142.3 million at that date. The Company was not permitted to perform extensive investigation of the accounts receivable or related allowance for uncollectible accounts prior to the acquisition, but had received specific representations and warranties from Caremark that the accounts receivable were collectible in the ordinary course of business and also that the values were in accordance with generally accepted accounting principles. Based on the limited due diligence investigation the Company was permitted to conduct, it appeared to the Company that the allowance was low in comparison to its own allowance, but based on the limited due diligence conducted by the Company, the Company requested, received and relied on the representations and warranties from Caremark as to collectibility. After the acquisition, the Company engaged independent accounting consultants to review the accounts receivable acquired from Caremark. It was concluded that Caremark had made significant errors in its calculations of estimated uncollectible accounts, because of, among other things, Caremark's failure to properly recognize bad debts and contractual allowances, and that the acquired receivables were overstated by $37.0 million as of April 1, 1995. The Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations in the third quarter of 1995 when it concluded that its sole source of recovery was its complaint against Caremark. The $37.0 million reduction in the carrying value of accounts receivable acquired from Caremark is separate from the $20.0 million provision recorded in the third quarter of 1995 that is discussed above and which was for deterioration in accounts receivable of both the Company and the Caremark Business that occurred after the acquisition of the Caremark Business.

     The Company commenced a comprehensive examination of its business and operations following the end of its second quarter, which revealed that the Caremark Business was significantly weaker than indicated by its 1994 financial statements. The revenue of the acquired Caremark Business declined significantly in the second quarter of 1995 from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. The severity and persistence of the underperformance of the Caremark Business and the negative impact of the June 1995 guilty plea by Caremark to criminal felony charges on the Company's referral sources and employee morale, neither of which were expected at the time of the acquisition, became evident in the third quarter. At the time of acquisition of the Caremark Business, the pro forma combined annual revenue of the Company and the Caremark Business was almost $900 million based on 1994 results. The Company expected the business to grow and expected to realize substantial cost savings, principally through elimination of geographically duplicative branches and consolidation of corporate functions. However, in the third quarter of 1995, on an annualized basis, revenue was almost one-third lower than the pro forma combined 1994 revenue. The anticipated cost savings in the Coram Consolidation Plan and the Caremark Business Consolidation Plan have been offset by that revenue decline, and the Company has incurred substantial losses since the acquisition of the Caremark Business.

     A business plan completed by the Company at the end of the third quarter of 1995 showed operating results and cash flows far below amounts estimated at the time the Caremark Business was acquired, causing the Company to re-examine whether the acquisition cost of the Caremark Business would be recovered from incremental cash flows. According to the plan, there were no such incremental cash flows. The fair value of the goodwill was recorded based upon its cost as of April 1, 1995, and was equal to the purchase price of the Caremark Business in excess of the identifiable net assets acquired. The Company expected to realize substantial incremental cash flows from the Caremark Business revenues and cost savings implemented after the acquisition. However, the Company has not realized the incremental cash flows it had anticipated and no longer expects to recover such cash flows through operations. As a result, the Company now believes that it substantially overpaid for the Caremark Business due to inaccuracies in Caremark's representations and warranties. Therefore, based upon its finding that the Caremark Business would not yield any incremental cash flows, the Company concluded that there was no future value for the purchase price of the Caremark Business in excess of the identifiable net assets acquired. The Company further believes that its sole source of recovery of the purchase price in excess of the identifiable net assets acquired, as well as its other damages, is through its litigation against Caremark, the outcome of which is inherently uncertain. See Note 1 to the Consolidated Financial Statements, "Goodwill ", and "Goodwill ", below, and Item 3, "Legal Proceedings."


     On September 11, 1995, as amended October 6, 1995, the Company filed suit against Caremark and Caremark International in California, alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. On October 12, 1995, Caremark and Caremark International filed suit against the Company in Illinois alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million and punitive damages. That suit was dismissed on December 22, 1995. The matter is now on appeal. On January 17, 1996, Caremark filed a cross complaint against the Company in the California court containing allegations substantially similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages. The Company intends to vigorously defend itself in this matter, but due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of either of these suits at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements. An unfavorable outcome could have a material adverse effect on the financial position, results of operations and liquidity of the Company.


     Business Strategy. The Company's strategy, which it has been in the process of implementing since September of 1995, is focused on the basic factors that could lead to profitability: revenue generation, cost reduction, quality improvement and cash collections. To generate increased revenue, the Company intends to redirect its marketing efforts towards improving its physician relationships in addition to developing new programs such as one-stop shopping for managed care payors, disease-state carve-outs (i.e., vertical integration along disease specific categories) and improving billing and collections. Cost reduction efforts will be focused on field consolidation, reduction of corporate expenses, assessment of poor performing branches and a review of branch efficiencies. Delivery of quality service will be closely monitored through an internal task force and more rigorous reporting. Management also intends to concentrate on improved reimbursement through an emphasis on cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of this strategy has improved and will continue to improve the Company's operations and financial performance, no assurances can be given as to its ultimate success.


     Special Charges. The Company recorded non-recurring and special charges aggregating $404.3 million in 1994 and 1995. In 1994, the Company recorded non-recurring and special charges of $164.5 million in its second and third quarters. These consisted of costs related to the Four-Way Merger of $28.5 million, restructuring costs of $95.5 million related to the Coram Consolidation Plan, a $23.2 million provision for litigation costs and a $17.3 million special provision for uncollectible receivables, included in the Provision for Uncollectible Accounts in the Consolidated Statements of Operations. These charges are further described in Note 3, 10 and 12, respectively, of the Consolidated Financial Statements.



     During 1995, the Company recorded net non-recurring and special charges of $259.4 million and benefits related to restructuring charges recorded in 1994 and 1995 of $19.6 million, resulting in net non-recurring and special charges of $239.8 million. This includes net restructuring costs recorded of $6.2 million, including a $25.8 million charge related to the Caremark Business Consolidation Plan in the second quarter of 1995. This charge was offset with benefits recorded in the first quarter and second quarters of $4.1 million and $0.3 million, respectively, related to the Coram Consolidation Plan. Additionally, a benefit of $15.2 million was recorded in the fourth quarter related to favorable experience in relation to original estimates of the costs of the 1994 Coram and 1995 Caremark Consolidation Plans of $6.0 million and $9.2 million, respectively. (See Note 3 to the Consolidated Financial Statements). Also in the fourth quarter, a non-recurring loss of $1.4 million on disposal of a branch was recorded. In the third quarter, a charge of $166.4 million was made to write-off goodwill and certain other long-lived assets and a charge of $37.0 million was made to record an adjustment to the valuation of acquired receivables. (See "Goodwill and Long-Lived Assets" below and "Acquisition of Caremark Business" above). An additional special reserve of $20.0 million, included in the Provision for Estimated Uncollectible Accounts in the Consolidated Statements of Operations, was provided for uncollectible receivables (See "Acquisition of Caremark Business" above), and a $2.0 million loss, included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations, was incurred on the sale of a non-core business. In the second quarter, $3.4 million of termination expenses related to the terminated Lincare merger agreement (the "Lincare Agreement") and a $3.4 million loss on payment of a prior credit facility were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.


     The accrual on the Company's Consolidated Balance Sheet for estimated future cash expenditures related to the Four-Way Merger and the Coram Consolidation Plan and Caremark Business Consolidation Plan at December 31, 1995 was $23.7 million. The Company currently estimates that future cash expenditures related to that accrual will be made in the following periods: 65% in 1996, 20% in 1997, 8% in 1998, 7% and in 1999 and thereafter. These estimated amounts and the periods in which they will be spent may change, based upon future experience, but the Company does not currently expect expenditures to exceed the amount provided. No assurances can be given as to the aggregate cost savings that will be achieved by the Company as a result of the Coram and Caremark Business Consolidation Plans, or the timing thereof.

     Goodwill and Other Long-Lived Assets. At September 30, 1995, before the write-off described herein, the Company had goodwill of $512.7 million, or 53.6% of its assets, including $166.4 million cost in excess of identifiable net assets acquired that was added to goodwill in 1995 as a result of the Caremark Business acquisition. It is the Company's policy to review the recoverability of goodwill and other long-lived assets at least quarterly. If such a review indicated that they would not be recoverable, based on undiscounted estimated future net cash flows over their remaining depreciation and amortization period, their carrying value would be reduced to the estimated fair value. An inability to recover such assets may be suggested by, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or, a material decrease in the fair value of some or all of the assets. Most of the Company's goodwill and a significant portion of its other long-lived assets relate to the alternate site infusion therapy business. The goodwill and other long-lived assets related to that business were reviewed in the aggregate, for the entire alternate site infusion therapy business, at June 30 and at September 30, 1995 before the additional analysis described below. Such review indicated that the undiscounted estimated future net cash flows, in the aggregate, even at the relatively low levels in the Company's projections, when projected over the thirty to forty year amortization period of the goodwill, exceeded the carrying amount of the goodwill and other long-lived assets.

     As explained above under "Acquisition of Caremark Business," the Company concluded as of September 30, 1995 that its sole source of recovery of the purchase price in excess of the identifiable net assets acquired, as well as other damages allegedly suffered, was its complaint against Caremark. Outcome of litigation is inherently uncertain. Therefore, in its financial statements for the third quarter of 1995 as originally prepared, the Company charged operations to write off the net purchase price in excess of the identifiable net assets acquired of $166.4 million and to record an adjustment to the valuation of acquired receivables of $37.0 million, for a total charge of $203.4 million. (This amount was reported as a write-off of goodwill in the third quarter of 1995; it is now classified and reported as described herein.) The Company's conclusion that the purchase price in excess of the identifiable net assets acquired will not be recovered through operations was corroborated by an analysis prepared by the Company that indicated that the fair value of the goodwill associated with the Company's alternate site infusion therapy business, including the increment added by the Caremark Business acquisition, was approximately $200 million less than its carrying value.


     Subsequent to the write-off in the third quarter, the Company performed additional analysis and revised the basis for the evaluation of recoverability of goodwill and other long-lived assets. Potential impairment of those assets had been indicated by the adverse results of the Caremark Business, the decline in consolidated 1995 revenues from those forecasted earlier in the year, the continuing decline in those revenues through the third quarter of 1995, the cash flow deficits and operating losses and an apparent decline in the fair value of goodwill. The Company determined to shorten the future amortization period for all of its goodwill to a remaining life of 25 years as of October 1, 1995 because of uncertainties in its business environment and the recent adverse operating results, and to perform a review for impairment as of September 30, 1995 separately for each of the 51 market areas in which the Company operates its home infusion therapy business. If the undiscounted net cash flows over the future amortization period for a market area are less than the carrying amounts of the goodwill and other long-lived assets related to that area, then an impairment loss is recognized by a charge to income equal to the excess of the carrying amount of the assets over their estimated fair value. Corporate costs that are substantially related to branch operations are allocated to the market areas. The Company believes that its goodwill is defined by the relationships -- substantially all of which are non-contractual -- with physicians, medical groups, hospitals, case managers at managed care organizations, and other referral sources to the Company in the marketplace, and has therefore allocated the goodwill to each market area in proportion to revenues. Fair value of the assets are based upon estimated future cash flows from each market area.



     The impairment loss calculated in this manner as of September 30, 1995 was $159.2 million, of which $150.9 million related to goodwill, and $8.3 million related to other assets. The impairment loss of $159.2 million and the adjustment to the valuation of the acquired receivables of $37.0 aggregates $196.2 million. That amount approximated the $203.4 million goodwill write-off previously recorded. The Company based the aggregate charge on the amount originally reported and did not restate its previously reported net loss.


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

     Provision for Estimated Uncollectible Accounts. See Note 1 to the Consolidated Financial Statements -- Provision for Estimated Uncollectible Accounts for information concerning management's regular review of the collectibility of accounts receivable and the basis for the additional provisions of $17.3 million and $20.0 million recorded in the quarters ended September 30, 1994 and 1995, respectively.

     In the six-month period ended December 31, 1994, which comprised the first two quarters after the Four-Way Merger, the Company's provisions for uncollectible accounts aggregated 3.9% of revenues, excluding the $17.3 million of additional provision recorded in the third quarter of 1994, and 11.7% of revenues including the $17.3 million additional provision. In the first, second and third quarters of 1995, the provisions for uncollectible accounts, excluding the $20 million recorded in September 1995 discussed above, aggregated 3.8%, 7.1% and 8.1% of 1995 year-to-date revenues, respectively, and 12.6% of September 1995 year-to-date revenues including the $20 million additional provision. For the year 1995, the provision was 8.1% of revenues, excluding the $20 million additional provision in September 1995, and 11.4% including it. In part, the higher level of provisions in the second and third quarters of 1995 resulted from the acquisition of the Caremark Business as of April 1, 1995. The annual provision for estimated uncollectible accounts recorded by Caremark International Inc. ranged from 5.1% to 7.4%, excluding the effect of the $37.0 million adjustment to the valuation of the acquired receivables. In contrast, the annual provision for estimated uncollectible accounts by the companies that were parties to the Four-Way Merger generally aggregated between 4.3% and 6.4% of revenues in the three year period preceding the Four-Way Merger in July 1994 .

     A benefit of the accounts receivable system acquired as part of the Caremark Business is a computer-aided ability to track collection activity which can then be used to calculate historical write-off percentages for specific aging categories for use in establishing the allowance for estimated uncollectible receivables. The Company concluded that it is a useful system if properly applied and, since the Company was adopting the Caremark Business receivable system, decided to adopt this aspect of the system as well. During the last two quarters of 1995, much of the Company's new billings were transferred to the Caremark Business receivables system and the allowance for uncollectible accounts for receivables maintained on the Caremark Business receivables system was estimated using that system with updated historical write-off percentages.

     Receivables originated by the former Coram branches that were not originally billed on the Caremark Business billing system are maintained separately on the former Coram receivables system. In the quarters ended September 30, and December 31, 1995, the Company utilized a methodology to derive specific estimated loss percentages for specific aging categories for the accounts receivable maintained on the former Coram receivable system, based on information from operating and field finance personnel. These percentages were applied to the specific aging categories in order to achieve consistency in the manner of establishing the provision for estimated uncollectible accounts to the extent possible. Prior to the quarter ended September 30, 1995, the allowance for estimated uncollectible accounts for accounts receivable maintained on the former Coram receivables system had been determined based on an overall review of trends in days-sales-outstanding, write-offs, and agings of the accounts receivable.

     The Company believes that the adoption of the new estimation procedure caused the provision for estimated uncollectible accounts to be higher than it would have been in the quarter ended September 30, 1995, although the extent cannot be estimated based on current information because of the adverse collection experience.

     To maintain control during the conversion to the Caremark Business receivables system, the Company, documented and disseminated procedures, and conducted extensive training at branch sites and at the corporate office. Training was conducted by the Company's Area Reimbursement Managers and by outside consultants proficient in the new system. The Company also retained certain key reimbursement personnel from discontinued branches, initiated collection incentive programs and controlled losses by using the write-off approval process already in the new system. The complexity of the Caremark Business receivables system, coupled with personnel, supervisory and management changes partially offset expected benefits of the above steps during the transition.

     The Company has substantially completed the restructuring of the billing and collection process. This included decentralization of reimbursement activities, development and implementation of standard management reports, improvements in the reimbursement process and ongoing, concentrated collection efforts on certain aged receivables and incentivizing billing and collection efforts.

     Management. Effective October 16, 1995, Donald J. Amaral, an experienced health care company executive, was named President and Chief Executive Officer of the Company, succeeding James M. Sweeney who remains the Company's Chairman. Effective August 30, 1995, Richard M. Smith, previously Vice President, Treasury and Tax, was named Chief Financial Officer. Effective March 7, 1996, the Company announced the appointment of Daniel L. Frank as Senior Vice President, Business Development, Sales and Marketing and the appointment of Mark Werber as Assistant to the President.

     Factors Adversely Affecting Recent Operating Results. The most significant factor affecting the Company's performance and financial condition during the second, third and fourth quarters of 1995 was the underperformance of the Caremark Business from what the Company expected at the time of acquisition. The revenue of the acquired Caremark Business declined significantly after the acquisition in the second quarter of 1995. Caremark Business revenue declined from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. Because of the consolidation of the Caremark Business branches and the former Coram branches, the declines in the third and fourth quarters cannot be precisely quantified at this time.

     The Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service in substantial part through the operating income and cash flow of the Caremark Business. This fact combined with the significant underperformance of the Caremark Business materially and adversely affected the Company's financial condition and results of operations. Further, the Company believes the guilty plea by Caremark to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company generally, further contributing to a loss of revenues. In addition, Caremark recently announced a substantial settlement with private payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the causes underlying the settlement have had an adverse effect on the Company's business.


     Other factors which adversely affected the Company's results of operations were the Company's implementation of a policy of terminating physician arrangements and certain businesses which it inherited from the Merged Entities which were potentially in conflict with new federal and state law. The Company terminated substantially all the physician relationships it believed were inconsistent with Stark II by December 31, 1994. Many of the other physician arrangements were terminated in the fourth quarter of 1994 and the first quarter of 1995. As a result, the Company lost a number of historical referral sources which, when combined with the loss of the terminated businesses, resulted in a decline in revenues on a year-to-year basis throughout 1995. In addition, the Company has experienced pricing pressures in its core infusion business as a result of a continuing shift in payor mix from traditional indemnity insurers to managed care and government payors and intense competition among infusion providers. The Company has also experienced increased short term infusion therapies in comparison to long term infusion therapies. Short term therapies generate less net revenue on generally the same overhead costs associated with long term infusion therapies. See "Risk Factors -- Governmental Regulation."


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


     To counter the above factors, the Company completed a major restructuring of the terms of its debt in October 1995 and has adopted a business plan, as discussed above, focused on the basic factors that could lead to profitability for the Company: revenue generation, cost reduction and cash collections. While management believes the implementation of this business plan will improve the Company's operations and financial performance, no assurances can be given as to its ultimate success. See "Risk Factors -- Recent Operating Losses; Future Results of Operations Uncertain."


RESULTS OF OPERATIONS

     Prior to July 8, 1994, the activities of the Company were conducted separately by each of the predecessor entities and the acquisition of the Caremark Business effective April 1, 1995, had a significant effect on the

Company. Accordingly, the following table provides certain comparative information for the last three quarters of 1995, which reflect the acquisition of the Caremark Business. That information is followed by prior year comparisons on an annual basis.

CERTAIN QUARTERLY COMPARISONS

     The following summarizes the Company's results of operations for the last three quarters of 1995. Amounts are in thousands, except per share data.


                                                                   1995 QUARTER ENDED
                                                 ------------------------------------------------------
                                                 DECEMBER 31     SEPTEMBER 30     JUNE 30     MARCH 31
                                                 ------------    -------------    --------    ---------
Net revenue....................................    $153,715        $ 164,741      $179,351    $ 104,778
Cost of service................................     116,588          129,674       137,840       75,609
                                                   --------        ---------      --------      -------
Gross profit...................................      37,127           35,067        41,511       29,169
Operating expenses:
  Selling, general and administrative
     expenses..................................      32,990           40,844        41,312       17,885
  Provision for estimated uncollectible
     accounts..................................      12,333           36,518        16,049        4,013
  Amortization of goodwill.....................       4,820            2,947         4,767        2,790
  Charge for long-lived assets and acquired
     receivables:
     Goodwill and other assets.................          --          166,373            --
     Valuation of acquired receivables.........          --           37,000            --
  Restructuring costs (benefit), net...........     (15,203)              --        25,501       (4,131)
                                                   --------        ---------      --------      -------
          Total operating expenses.............      34,940          283,682        87,629       20,557
                                                   --------        ---------      --------      -------
Operating income (loss)........................       2,187         (248,615)      (46,118)       8,612
Other income (expense):
  Interest (expense)...........................     (18,116)         (14,236)      (13,953)      (3,436)
  Other income (expense), net..................         631           (1,445)          891          740
                                                   --------        ---------      --------      -------
Loss before income taxes and minority
  interests....................................     (15,298)        (264,296)      (59,180)       5,916
  Provision (benefit) for income taxes.........         156          (10,204)           --       (1,105)
  Minority interest in net income of
     consolidated joint ventures...............       2,195              570         3,771        2,432
                                                   --------        ---------      --------      -------
Net loss.......................................    $(17,649)       $(254,662)     $(66,347)       4,589
                                                   ========        =========      ========      =======
Net loss per share.............................    $   (.44)       $   (6.38)     $  (1.67)   $    0.11
                                                   ========        =========      ========      =======
Weighted average common shares outstanding.....      40,369           39,915        39,685       40,939
                                                   ========        =========      ========      =======


  FOURTH QUARTER ENDED DECEMBER 31, 1995 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1995.

     Net Revenue. Net revenue for the fourth quarter of 1995 decreased by $11.0 million or 6.7% compared with the third quarter 1995. The home infusion therapy business accounted for $9.1 million of this decrease. This was primarily because of the loss of certain contracts and a decrease in managed care referrals as well as continued pricing pressures on this segment of the Company's business. See "Factors Adversely Affecting Recent Operating Results." The remaining $1.9 million of the decrease was principally because of the continued disposition of non-core businesses.

     Gross Profit. Gross profit for the fourth quarter of 1995 increased $2.1 million or 5.9% compared with the third quarter of 1995. The gross profit percentage improved from 21.3% to 24.1% of net revenue. The Company believes that its efforts to control the costs of drugs and supplies are the principal reason for the improvement.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased $7.9 million or 19.2% for the fourth quarter of 1995 compared with the third quarter of 1995. The decrease is due to the Company's continuing strategy to cut corporate and field costs and decreases in salary expenses in conjunction with the Caremark Business Consolidation Plan. See "Business Strategy." The fourth quarter included a non-recurring $1.4 million loss on the disposal of a branch as compared with similar non-recurring items of $4.5 million in the third quarter.


     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $12.3 million, or 8.0% of net revenue, for the quarter ended December 31, 1995 compared to $37.0 million, or 22.2% of net revenue, for the quarter ended September 30, 1995. The third quarter included a special charge of $20.0 million. The decrease from the level of the third quarter excluding the special charge was $4.2 million. See "Business Strategy."


     Amortization of Goodwill. Amortization of goodwill in the third quarter increased from $2.9 million to $4.8 million in the fourth quarter, or an increase of $1.9 million, principally because shortening of goodwill amortization lives to 25 years ($1.3 million) and the write-off of goodwill related to the sale of a non-core business ($1.0 million). The Company estimates that the annual effects of the shortened goodwill amortization lives will increase annual amortization expense by approximately $5.2 million.

     Restructuring Costs. In the fourth quarter of 1995, the Company recorded a benefit to restructuring costs of $6.0 million related to the restructuring and merger costs as part of the Coram Consolidation Plan recorded in 1994, and $9.2 million of restructuring costs related to the Caremark Business Consolidation Plan recorded in the second quarter of 1995. As further discussed in Note 3 to the Consolidated Financial Statements, the Company had generally favorable experience in relation to original estimates of the costs for personnel reduction and facility reduction.

     Operating Income (Loss). The Company recorded operating income of $2.2 million for the fourth quarter of 1995 compared to an operating loss of $248.6 million in the third quarter of 1995. Third quarter 1995 special charges affecting the operating loss consisted of $203.4 million of charges for long-lived assets and valuation of acquired receivables, the $20.0 million special charge for estimated uncollectible accounts receivable and $4.5 million of other non-recurring SG&A charges. The balance of the improvement in operating income (loss) is due principally to a higher gross profit, lower SG&A expenses and the benefit recorded to restructuring costs.

     Other Income (Expense). Other income (expenses) increased by an expense of $1.8 million for the fourth quarter 1995 compared with the third quarter of 1995. The increase was due mainly to $3.9 million of increased interest expenses for the period. Interest expense increased principally because of increased amortization of loan costs, principally related to warrants and deferred financing costs on the Senior Credit Facility.

     Net Loss. Net loss for the fourth quarter of 1995 decreased by $237.0 million compared with the third quarter of 1995. The decrease was primarily due to a benefit recorded to restructuring costs of $15.2 million in the fourth quarter, as compared to non-recurring charges of $227.9 million recorded in the third quarter, increased gross profit of $2.1 million, decreased SG&A of $7.9 million and a decrease in the provision for uncollectible accounts of $24.2 million. These decreases were partially offset by increased amortization of goodwill of $1.9 million, increases in net other expenses of $1.8 million, and a reduction of income tax benefits of $10.2 million from the third quarter.

  THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1995.

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

     Gross Profit. Gross profit for the third quarter of 1995 decreased $6.4 million or 15.5% compared with the second quarter of 1995 due to decreased net revenues and a decline in the gross profit margin from 23.1% to 21.3%. The principal reasons for the decline in gross profit percentage were unfavorable changes in therapy and payor mix, in part related to the Caremark Business which historically had lower margins than the Company's former business. Based on current information, the Company is currently unable to separately quantify each of these reasons.

     Selling, General and Administrative Expenses. SG&A expenses decreased $.5 million or 1.1% for the third quarter of 1995 compared with the second quarter of 1995. Decreases related to salary expense due to the implementation of the Caremark Business Consolidation Plan and second quarter SG&A expenses of approximately $3.4 million related to the Lincare Agreement and a $3.4 million loss on payment of a prior credit facility. These decreases were partially offset by $.5 million in litigation costs and a $2.5 million SG&A charge in the third quarter of 1995.


     Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $37.0 million, or 22.2% of net revenue, for the quarter ended September 30, 1995 compared to $16.0 million, or 8.9% of net revenue, for the quarter ended June 30, 1995. The increase in the third quarter was because of the special charge of $20.0 million for estimated uncollectible accounts receivable.


     Operating Loss. The Company recorded an operating loss of $248.6 million for the third quarter of 1995 compared to an operating loss of $46.1 million in the second quarter of 1995. The increased operating loss was principally due to the higher level of special charges in the third quarter of 1995 as compared with the second quarter of 1995. Third quarter 1995 charges affecting the operating loss totaled $227.9 million, consisting of the $203.4 million charge for long-lived assets and valuation of acquired receivables, the $20.0 million special charge for estimated uncollectible accounts receivable and $3.0 million of other non-recurring SG&A charges. This compares with a $25.8 million pre-tax charge recorded in the second quarter of 1995 for estimated costs related to the Caremark Consolidation Plan. The balance of the increased operating loss is due to a lower gross profit offset by lower SG&A expenses in the third quarter as compared to the second quarter of 1995.

     Net Loss. Net loss for the third quarter of 1995 increased $188.3 million compared with the second quarter of 1995 primarily as a result of the $202.6 million increase in special charges. The decrease in gross profit from the second quarter of 1995 further contributed to the comparative increase in the net loss. Partially offsetting these increases was the recognition of a $10.2 million tax benefit in the third quarter of 1995.


  SECOND QUARTER ENDED JUNE 30, 1995 COMPARED WITH THE FIRST QUARTER ENDED MARCH 31, 1995



     Net Revenue. Net revenue for the second quarter of 1995 increased by $74.6 million compared with the first quarter of 1995. The major source of the increase was approximately $83.0 million of revenue contributed by the Caremark Business acquired at the beginning of the second quarter. The increase was partially offset by a decrease in revenue resulting from the termination of physician agreements and certain businesses as well as the March 31, 1995 sale of the Company's 51% ownership interest in Pediatric Partners, Inc., doing business as Kids Medical Club ("Kids Medical"), which contributed $5.6 million in revenue in the first quarter.



     Gross Profit. Gross profit margin decreased from 27.8% in the first quarter of 1995 to 23.1% in the second quarter of 1995. The decrease is in part related to the Caremark Business, which historically had lower margins than the Company's former Coram business, and is in part attributable to a decline in physician-referred patients, which typically result in higher levels of reimbursement and an increase in managed care patients which typically result in lower reimbursement.



     Selling, General and Administrative Expenses. SG&A expenses increased $26.8 million for the second quarter of 1995 compared to the first quarter of 1995. The acquisition of the Caremark Business resulted in an increase of $14.6 million in SG&A expenses in the second quarter and transaction expenses related to the terminated Lincare merger resulted in an increase of $3.4 million. Additionally, the Company incurred a loss on the payment of a prior credit facility of $3.4 million in the second quarter of 1995.



     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $16.0 million, or 8.9% of net revenue, for the second quarter of 1995 compared to $4.0 million, or 3.8% of net revenue, for the first quarter. The acquisition of the Caremark Business added $6.7 million to this charge in the second quarter with the remainder of the increase resulting from aging of the accounts receivable of the Coram Business.

     Amortization of Goodwill. Amortization of goodwill increased $2.0 million, to $4.8 million in the second quarter of 1995 compared to $2.8 million in the first quarter of 1995. This increase included $1.5 million of amortization related to the Caremark Business acquisition.



     Restructuring Costs. The Company recorded a special charge of $25.8 million in the second quarter of 1995 related to the Caremark Business Consolidation Plan. In the first quarter of 1995, a benefit of $4.1 million was recorded as a result of the sale of Kids Medical. (See Note 3 to the Consolidated Financial Statements).



     Operating Income (Loss). The Company recorded an operating loss of $46.1 million in the second quarter of 1995 compared to operating income of $8.6 million in the first quarter of 1995. The most significant reason for the decline related to the acquisition of the Caremark Business. This is reflected in the $25.8 million special charge recorded in the second quarter of 1995 compared to the $4.1 million benefit recorded in the first quarter of 1995, as discussed above. The acquisition also resulted in the increase in SG&A expenses, higher provision for uncollectible accounts and greater amortization of goodwill in the second quarter of 1995 compared to the first quarter.



     Other Income and Expenses. Interest expense increased by $10.5 million in the second quarter of 1995 compared to the first quarter of 1995, primarily due to increased borrowings by the Company to finance the Caremark Business acquisition (see Note 6 to the Consolidated Financial Statements) and the amortization of deferred financing costs.



     Provision (Benefit) for Income Taxes. During the second quarter of 1995, the Company did not record a tax benefit. A benefit of $1.1 million was recorded in the first quarter of 1995 resulting from recovery of income taxes previously paid by predecessor entities to the Company that were participants in the Four-Way Merger.



     Net Income (Loss). A net loss of $66.3 million was recorded for the second quarter of 1995 compared to net income of $4.6 million in the first quarter of 1995. The decline is primarily due to the acquisition of the Caremark Business; including the $25.8 million special charge related to the Caremark Consolidation Plan, the increase in SG&A expense, higher provision for uncollectible accounts, greater amortization of goodwill and increase in interest expense.

ANNUAL COMPARISONS

     The following table shows certain items as a percentage of the Company's net revenue for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Net revenue.................................................  100.0%    100.0%    100.0%
    Cost of service.............................................   76.3      69.5      61.6
                                                                  -----     -----     -----
      Gross profit margin.......................................   23.7      30.5      38.4
    Operating expenses:
      Selling, general and administrative expenses..............   22.1      18.2      16.4
      Provision for estimated uncollectible accounts............   11.4       8.2       6.4
      Amortization of goodwill..................................    2.5       2.0       1.7
      Charge for long-lived assets and acquired receivables:
         Goodwill and other assets..............................   27.6        --        --
         Valuation of acquired receivables......................    6.2        --        --
      Merger expenses...........................................     --       6.3       0.6
      Provision for litigation settlements......................     --       5.2        --
      Restructuring costs.......................................    1.0      21.2       0.3
                                                                  -----     -----     -----
      Total operating expenses..................................   70.8      61.1      25.4
    Operating income (loss).....................................  (47.1)    (30.6)     13.0
    Other income (expenses):
      Interest expense..........................................   (8.3)     (1.6)     (0.8)
      Other income (expense), net...............................    (.3)      0.7       2.3
                                                                  -----     -----     -----
    Income (loss) before income taxes and minority interests....  (55.5)    (31.5)     14.5
      Provision (benefit) for income taxes......................   (1.9)     (5.8)      6.2
      Minority interest in net income of consolidated joint
         ventures...............................................    1.8       2.8       2.1
                                                                  -----     -----     -----
    Net income (loss)...........................................  (55.4)%   (28.5)%     6.2%
                                                                  =====     =====     =====

  1995 COMPARED TO 1994


     Net Revenue. Net revenue for the year ended December 31, 1995, increased by $152.1 million or 33.8% compared with the same period in 1994. The acquisition of the Caremark Business accounted for the increase. However, on a pro-forma combined basis including the Caremark Business in 1994 and the first quarter of 1995 (as reported by Caremark) net revenue declined a $224.8 million or 24.3% from pro-forma 1994 net revenue as a result of the factors discussed above under "Factors Adversely Affecting Recent Operating Results". The Company is currently unable to quantify the impact of each factor cited therein. While it believes the underperformance of the Caremark Business was the most significant factor, each of the other factors has had a significant adverse affect on net revenues.



     Gross Profit. Gross profit for the year ended December 31, 1995, increased $5.6 million or 4.1% compared with the same period in 1994. While gross profit increased because of the increase in net revenue, this increase was offset by the decrease in gross margin percentage for the reasons discussed under "Factors Adversely Affecting Recent Operating Results." Also offsetting the increase was the sale of the Company's 51% ownership interest in Kids Medical, which reduced gross profit in comparison with the prior year period by $9.8 million.


     Selling, General and Administrative Expenses. SG&A expenses increased $51.1 million or 62.4% for the twelve months ended December 31, 1995 compared with in 1994. The principal reason for the increase was the acquisition of the Caremark Business and a higher level of corporate expenses related to the duplicate corporate facilities. Also contributing to the increase were $10.2 million of non-recurring charges: $1.4 million loss on disposal of a branch in the fourth quarter of 1995, $2.0 million loss on the sale of a non-core business recorded in the third quarter of 1995, $3.4 million transaction expenses related to the terminated Lincare merger and $3.4 million loss on payment of a prior credit facility recorded in the second quarter of 1995.

     Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $68.9 million, or 11.4% of net revenue, for the year ended December 31, 1995 compared with $36.8 million, or 8.2% of net revenue for 1994. As described above, special charges were recorded in the third quarters of 1995 and 1994 of $20.0 million and $17.3 million, respectively. The balance of the increase in the provision was due principally to the higher level of revenues and refinements in the Company's evaluation process.


     Amortization of Goodwill. Amortization of goodwill increased $6.3 million from 1994 primarily as a result of amortization of goodwill related to acquisitions made by the Company in late 1994 and 1995 and a reduction in amortization lives to 25 years. The reduction in amortization lives increased amortization expense by approximately $1.3 million in 1995.


     Restructuring Costs. The Company recorded a pre-tax charge of $25.8 million during 1995 for estimated costs related to the Caremark Business Consolidation Plan. The charge was offset by the $15.2 million benefit recorded to restructuring costs related to the Coram and Caremark Consolidation Plans in the fourth quarter of 1995 and a $4.1 million benefit recorded in the first quarter related to the sale of Kids Medical as part of the Coram Consolidation Plan. Restructuring costs in 1994 approximated $95.5 million related to the Coram Consolidation Plan.

     Operating Loss. The Company recorded an operating loss of $283.9 million for the year ended December 31, 1995, compared with a $137.6 million operating loss for year ended December 31, 1994. The most significant reason underlying the loss was the acquisition and the underperformance of the Caremark Business. This is reflected in the $73.9 million increase in special charges in 1995, as well as higher SG&A expenses, higher provisions for uncollectible accounts and greater amortization of goodwill in 1995 as compared with 1994.

     Other Income and Expenses. Interest expense increased by $42.3 million in 1995 as compared with 1994 primarily due to increased borrowings by the Company to finance acquisitions, merger costs and other working capital needs as well as higher interest rates on the Bridge Note and the amortization of deferred financing costs.

     Provision (Benefit) for Income Taxes. During the year ended December 31, 1995 the Company recorded an income tax benefit of $11.2 million, as compared with a $26.2 million benefit in 1994. (See Note 7 to the Consolidated Financial Statements.) Benefits available are currently limited to refunds for the carryback of tax losses. In October 1995, the Company received a $30.2 million refund related to the carryback of tax losses for its tax year ended September 30, 1995. The majority of this refund represented the realization of items included in net deferred tax assets and the carryback of current year losses. The Company expects to realize most of the balance of its net deferred tax assets on filing an amended 1995 income tax return. It also has approximately $14 million of potential benefit available for carryback of certain future tax operating losses, if any.

     Net Loss. Net loss for the year ended December 31, 1995, increased $206.0 million as compared with in 1994. The primary reason for the increased loss is the $73.9 million increase in special charges and increases in SG&A expenses, the provision for estimated uncollectible accounts and interest expense, and the lower tax benefit recorded in 1995.

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

     Gross Margin. Gross margin decreased to 30.5% in 1994 from 38.4% in 1993. This decrease was related primarily to the decline in pricing, changes in payor mix, and the revenue recognition policy changes discussed above and the fact that branch consolidations and corresponding reductions in fixed costs had not been fully completed by year end. Other factors that affected gross margin included patient and therapy mix changes and short-term costs not included in the restructuring charges which were necessary to facilitate the integration of the Company's operating companies.

     Selling, General and Administrative Expense. SG&A increased 8.2% over the prior year primarily as a result of the acquisition of HMSS. Excluding duplicative costs related to the Four-Way Merger and the acquisition of HMSS, SG&A expenses for 1994 remained substantially constant as compared to the prior year. Reductions in overall payroll and other administrative costs since the consummation of the Four-Way Merger were partially offset by costs incurred in the same period to establish a new corporate office prior to the realization of cost savings through planned reductions of the corporate staffs of the merged companies. Due to the integration process, certain personnel and professional fees, special incentive programs, travel, recruiting, relocation and other administrative expenses charged to operations, but necessary and related to the merger and consolidation activities, contributed to the increase in SG&A. The Company estimates that the incremental expense related to these items was approximately $3.0 million.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts increased to $36.8 million in 1994 from $29.8 million in 1993, increasing to 8.2% of net revenue in 1994 from 6.4% in 1993. This increase was due to a special provision of $17.3 million taken in 1994.

     Amortization of Goodwill. Amortization of goodwill increased in 1994 as a result of a full year of amortization being taken for acquisitions completed during 1993, as well as the acquisition of HMSS on September 12, 1994.

     Provision for Litigation Settlements. The provision for litigation settlements represents the estimated cash and non-cash costs of settling certain litigation matters, including the T(2) shareholder litigation, the T(2) OIG Settlement Agreement and the settlement of a dispute with the former principals of a company acquired by T(2) in 1992.

     Operating Income (Loss). The Company incurred an operating loss of $137.6 million in 1994, compared to operating income of $59.5 million in the prior year. Excluding the merger, restructuring, litigation charges and special accounts receivable provision, which were taken as discussed above, and totaled $164.5 million, the Company's operating loss would have been $26.9 million.

     Net Interest Expense. Interest expense increased over the prior year primarily due to increased borrowings used to finance acquisitions, merger costs and other working capital needs.

     Other Income. The higher level of other income in 1993 compared to 1994 is primarily due to the $6.4 million gain realized on the sale of T(2)'s respiratory business in 1993.

     Provision (Benefit for Income Taxes). The Company's effective tax benefit rate for 1994 was approximately 17%. The rate was substantially below the expected benefit at combined statutory federal and state rates due primarily to the non-deductibility of goodwill amortization, certain merger costs and the realizability of losses created by certain restructuring, litigation and receivable charges.

     Minority Interest. Minority interest in net income of consolidated joint ventures increased primarily due to the acquisition of majority interests in several lithotripsy companies during 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at December 31, 1995, were $26.7 million (excluding restricted cash of approximately $25.3 million). In addition, the Company had $25.0 million available borrowing under its Senior Credit Facility at December 31, 1995.

     During the year ended December 31, 1995, the Company had negative cash flow from operations of $16.8 million compared with negative cash flow of $21.6 million in 1994. Cash used by investing activities was $215.4 million for the year ended December 31, 1995 compared with $56.0 million for 1994 due to business acquisitions. Cash provided by financing activities was $245.4 million for the year ended December 31, 1995, compared with $73.2 million for 1994, due to increased borrowings related to acquisitions.

     As of December 31, 1995, the Company does not have any material commitments for capital expenditures.


     As of June 30, 1995, and September 30, 1995, the Company had violated certain minimum financial ratios of the Senior Credit Facility and received short-term waivers of such violations and payment extensions. On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, which postponed the first principal payment due on the Senior Credit Facility from September 30, 1995 to March 31, 1996, redefined covenants to be consistent with the Company's new business plan and provided a new $25 million credit line. The new line expires and matures on December 31, 1996, and the entire Senior Credit Facility has a new maturity date of March 31, 1997. The lender under the Bridge Notes agreed to defer all interest payments until March 31, 1997. At December 31, 1995 the Company was in compliance with all covenants of the Senior Credit Facility.


     As of December 31, 1995, the Company has prepaid $7.8 million of the Senior Credit Facility. In addition, the Company has prepaid the remaining $2.5 million due on the first principal payment as of March 13, 1996.


     The Company believes that it has adequate working capital to meet its cash requirements through March 31, 1997, provided that the objectives in the business plan are achieved. The failure of the Company to achieve the objectives set forth in the business plan could have a material adverse effect on the Company's financial position, results of operations and liquidity. Moreover, it may still be necessary for the Company to arrange additional equity or debt financing or make additional sales of non-core assets, including its lithotripsy businesses, in order to meet scheduled maturities of principal and interest commencing December 31, 1996. There can be no assurance that such financing will be available to the Company. At December 31, 1995, the Company had current maturities of long-term debt of $67.1 million. Management is currently evaluating refinancing options related to the Senior Credit Facility which matures on March 31, 1997, and the deferred interest on the Bridge Note that is also due on such date.


     On March 30, 1996 the Company sold its ownership interest in a physician practice and as of March 31, 1995 had substantially terminated its physician practice management services operation. Revenue from these businesses was $17.9 million and the operating loss was $1.3 million in 1995. No significant gain or loss is anticipated on these transactions. Net proceeds will go towards the prepayment of the Company's debt payment due April 30, 1996. The Company is currently evaluating whether or not it should sell its lithotripsy business. No agreement or understanding currently exists to divest the lithotripsy business, however. The lithotripsy business had net revenue and pre-tax income of approximately $53 million and $27 million, respectively, in 1995, and $53 million and $30 million, respectively, in 1994. No assurance can be given as to whether the business will be sold or the proceeds that may be realized. Proceeds, if any, realized will be applied to reduce amounts outstanding under the Company's Senior Credit Facility.

     Joint venture agreements within the Company's lithotripsy operations contemplate that, in certain situations, the Company would be required to repurchase the minority interests in such joint ventures. During 1995, the Company purchased one partnership minority interest for $9.0 million and the Company has agreed to acquire the minority interest in one additional partnership, subject to the consent of the Company's lenders for approximately $4.2 million in cash or shares of Company common stock.

     See "Risk Factors -- Health Care Reform Legislation", "Potential Professional Liability Insurance" and "Changes in Technology."


RISK FACTORS


  RECENT OPERATING LOSSES; FUTURE OPERATING RESULTS UNCERTAIN



     The Company recorded an operating loss of $283.9 million and a net loss of $334.1 million for the year ended December 31, 1995, and it has experienced consecutive quarterly losses in each quarter since the quarter ended March 31, 1995. The Company has only been operating as a combined entity since July 8, 1994, and has incurred cumulative net losses of approximately $456.3 million (including $404.3 million of non-recurring and special charges) from such date through December 31, 1995. Numerous factors have affected the Company's performance and financial condition, including the underperformance of the Caremark Business from what the Company expected at the time such business was acquired, combined with the substantial indebtedness that the Company incurred to acquire the Caremark Business, which the Company expected to service in substantial part through the operating income and cash flow of the Caremark Business. See "Factors Adversely Affecting Recent Operating Results." There can be no assurance that these factors will not continue to have an adverse effect on the Company's business, financial condition and results of operations in the future. In addition, there can be no assurance that the Company can increase revenues or become profitable or achieve positive cash flow from operations in future periods. The future operating results of the Company will depend on many factors, including stabilization of operating revenues and pricing pressures, the ability of the Company to implement its strategy, the level of competition in the home health care industry, the ability to integrate the Company's purchased businesses into its current organization, general economic conditions, the ability to attract and retain qualified personnel at competitive rates, and government regulation and reimbursement policies. See "Background" above.



     A central component of the Company's business strategy is to focus on revenue generation. The Company intends to increase revenue in part by redirecting its marketing efforts towards improving its physician relationships. The Company has experienced and expects to continue to experience difficulties with its strategy of improving revenues, as a result of several factors. These factors include a negative perception of the Caremark Business among certain physicians as a result of Caremark's guilty plea to federal charges and concerns among payors and providers as to whether the Company would continue as a going concern. The Company believes the guilty plea by Caremark to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company generally. In addition, Caremark recently announced a substantial settlement with private payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the guilty plea and the causes underlying the settlement with private payors have had an adverse effect on the Company's revenues because of a reluctance of referral sources to continue to refer patients to the business formerly owned by Caremark, although it is unable to quantify such effect at this time. There can be no assurance that these factors will not continue to have an adverse effect on the Company's business, financial condition and results of operations in the future. See "Background -- Factors Adversely Affecting Recent Operating Results."



     A further factor causing difficulty with the Company's strategy of improving revenues is concern among payors and providers as to whether the Company would continue as a going concern. The Company has experienced inquiries on this matter directly from payors and providers, and believes that these concerns have negatively impacted referrals and the ability to secure contracts. The Company believes that the concerns stem from the Company's adverse operating results during 1995, public disclosures by the Company related thereto and questions raised by competitors of the Company and the news media. There can be no assurance that the Company will be successful in mitigating these concerns or that they will not continue to have an adverse effect on the Company's business, financial condition and results of operations in the future.



     Implementation of the Company's business strategy could also be affected by a number of other factors beyond the Company's control, such as loss of personnel, the response of competitors and regulatory developments. Pronounced changes are expected to occur in the markets which the Company serves, which may require adjustments to the Company's strategy. Execution of this strategy has placed and will continue to place significant demands on the Company's financial and management resources and there can be no assurance that the Company will be successful in implementing its strategy, or in responding to ongoing changes in its markets which may require adjustments to its strategy. If the Company fails to successively implement its strategy or respond to ongoing changes in its markets, its business, financial condition and results of operations will be materially adversely affected.



     In 1995, the Company's lithotripsy business had net revenue and pre-tax income and cash flow from operating activities net of minority interest of approximately $53 million, $19 million and $25 million, respectively, while the Company had combined net revenue, pre-tax loss, and negative cash flow from operations of $602.6 million, $334.2 million and $16.8 million, respectively. The Company is currently evaluating strategic alternatives concerning its lithotripsy business which may include a sale of such business, and has engaged an investment bank for that purpose. No agreement or understanding currently exists to divest the lithotripsy business. While the sale of the lithotripsy business could have a material adverse effect on the Company's revenue, operating results and cash flows, the required application of proceeds to the Senior Credit Facility could substantially reduce the Company's indebtedness under the Senior Credit Facility and related interest expense, although no assurances can be given as to the aggregate amount of such reductions.



  SUBSTANTIAL LEVERAGE



     The Company incurred a significant amount of long-term debt in connection with the Caremark Transaction. As of December 31, 1995, the Company's consolidated long-term indebtedness was $506.4 million and its consolidated stockholders' equity was $18.0 million. The degree to which the Company is leveraged could impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. See "Liquidity and Capital Resources." At December 31, 1995, $387.0 million of the Company's borrowings were under arrangements with variable interest rates. Interest under the Senior Credit Facility under which there was $227.2 million outstanding, is payable currently; interest of $9.8 million on the Bridge Note as of December 31, 1995 is deferred to March 31, 1997. Any significant increase in the interest rates on those borrowings would have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity; Need for Additional Financing."


  LIQUIDITY; NEED FOR ADDITIONAL FINANCING


     On October 13, 1995, the Company and its lenders under the Senior Credit Facility and the holder of the Bridge Note agreed to a restructuring of the major terms of both agreements, which postponed the first principal payment due on the Senior Credit Facility from September 30, 1995 to March 31, 1996, redefined covenants to be consistent with the Company's new business strategy and provided a new $25 million credit line. The principal covenants relate to maintenance of minimum revenues, minimum cash receipts, maximum cash disbursements and minimum earnings before interest, taxes, depreciation and amortization. In addition covenants among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur debt, pay dividends, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities and requires that any excess cash balances, as defined, be applied to prepayment of the debt. Proceeds from the sale of any of the Company's non-core businesses must be applied directly to reducing principal indebtedness under the Senior Credit Facility. The ability of the Company to comply with such provisions may be affected by events beyond its control. The breach of any of these covenants could result in a default under the terms of such indebtedness. If the Company were to default under any of its indebtedness agreements, the lenders to the Company could, at their option, declare all borrowings immediately due and payable if any default were not cured prior to any such action by the lenders. Moreover, there can be no assurance that the Company's cash flow from operations and current borrowings will be sufficient to meet its short or long-term needs, and additional sources of funds may be required in future periods. The new line expires and matures on December 31, 1996 and the entire Senior Credit Facility has a new maturity date of March 31, 1997. There can be no assurance that the Company's cash flow from operations will be sufficient to satisfy its obligations upon the maturity of the new line of credit, the Senior Credit Facility or the Bridge Note. In order to satisfy such obligations, the Company may engage in a public or private offering of securities or a sale or merger of the Company. Any such transaction could result in a substantial dilution in the ownership interest of the existing stockholders and may have an adverse impact on the market price of the Company's Common Stock. There can be no assurance that the Company will undertake such a transaction, the timing thereof or that the Company will be able to obtain any additional funds or complete such a transaction on terms acceptable to the Company, if at all. See "Liquidity and Capital Resources."

  DEPENDENCE ON KEY PERSONNEL; CHANGES IN MANAGEMENT

     The Company is substantially dependent upon the services of its executive officers, which include Donald J. Amaral, Chief Executive Officer and President and Richard M. Smith, Chief Financial Officer, and the loss of services of either of these executives could have a material adverse affect on the Company. Effective October 16, 1995, Mr. Amaral was named President and Chief Executive Officer of the Company, succeeding James M. Sweeney, who remains the Company's Chairman. Mr. Smith was named Chief Financial Officer on August 30, 1995. The Company has experienced substantial turnover in its senior management group over the past twelve months and several of the Company's executive officers have been in their current position for only a limited period of time. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of professional personnel. There can be no assurance that the Company will be successful in its efforts to attract and retain such personnel.

  CERTAIN LITIGATION


     The Company is a party to several lawsuits that could, if their outcomes were unfavorable, have a material adverse effect on its business, financial condition and results of operations. The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in the early stages of litigation, the ultimate disposition of the litigation cannot be presently determined. In addition, even if the ultimate outcome of the claims pending against the Company and the Company's claims against Caremark are resolved in favor of the Company, such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect upon the Company's business, financial condition and results of operations. See Item 3 "Legal Proceedings."


  DEPENDENCE ON RELATIONSHIPS WITH THIRD PARTIES


     The profitability of the Company's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payors, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional health providers and insurance companies and large self-insured employers. A central feature of the Company's business strategy is to improve its relationships with such third parties in general, and with physicians in particular. There can be no assurance that the Company will be successful in improving and maintaining such relationships or that the Company's existing relationships will be successfully maintained or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of such existing relationships or the failure to continue to develop such relationships in the future could have a material adverse effect on the Company's business, financial condition and results of operations. See "Background -- Business Strategy."


  GOVERNMENTAL REGULATION


     The Company is subject to extensive federal and state laws regulating, among other things, the provision of pharmacy, home care nursing services, health planning, health and safety, environmental compliance and toxic waste disposal. The Company is also subject to fraud and abuse and self referral laws and "anti-kickback" statutes which affect the Company's business relationships with physicians and other health care providers and referral sources and its reimbursement from government payors. The Company may be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established certificate of need programs regulating the establishment or expansion of health care facilities, including certain of the Company's facilities.


     Violations of the federal anti-kickback statute are punishable by criminal or civil penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. The Company's business, financial condition and results of operations could be materially adversely affected as a result of any such change or sanctions. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not have in a material adverse effect on the Company. See Item 1
"Business -- Government Regulation".


  DEPENDENCE ON PAYORS AND REIMBURSEMENT RELATED RISKS


     The profitability of the Company depends in large part on reimbursement provided by third party payors. Since alternate site care is generally less costly to third party payors than hospital-based care, alternate site providers have historically benefited from cost containment initiatives aimed at reducing the costs of hospitalization. However, competition for patients, efforts by traditional third party payors to contain or reduce health care costs and the increasing influence of managed care payors such as health maintenance organizations in recent years have resulted in reduced rates of reimbursement for services provided by alternate site providers such as the Company. Since 1993, the alternate site infusion industry, including the Company, experienced severe reductions in the pricing of its products and services as a result of these trends. See "Background -- Factors Adversely Affecting Recent Operation Results."



     The ability of the Company to collect from third party payors depends on the timely and accurate filing of claims. In 1995, the Company experienced significant delays in billing as well as difficulty receiving timely reimbursements. The delays were caused in part by the inability to efficiently complete, obtain or process certain claim documentation and in part by lack of familiarity with the billing systems of its predecessor entities and the Caremark Business. The passage of time makes missing documentation required for billing and payment difficult or impossible to obtain or replace, and can delay claim submission past deadlines imposed by certain payors. Any further disruptions in those procedures could adversely affect the ability of the Company to collect its accounts receivable, and that would have an adverse effect on the Company's business, financial condition and results of operations.



     Additionally, managed care payors and even traditional indemnity insurers increasingly are demanding fee structures and other arrangements providing for the assumption by health care providers of all or a portion of the financial risk of providing care (e.g., capitation). Capitation arrangements currently do not comprise a material component of the Company's revenues. While the Company believes that short-term pricing pressures are stabilizing, no assurance can be given that pricing pressures will not continue or that the Company's business, financial condition and results of operations will not be adversely affected by such trends. A rapid increase in the percentage of revenue derived from managed care payors without a corresponding decrease in the Company's operating costs could have an adverse impact on the Company's profit margins.



     In addition to infusion therapy and related services, the Company also provides lithotripsy services. Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. The Company's lithotripsy operations have historically contributed a substantial amount of operating income to the Company. The Company has recently experienced modest downward pricing pressures in its lithotripsy operations and in 1995, lithotripsy revenues per procedure declined by approximately 5.5%. These operations may continue to experience pricing pressures in the future. A material change in the operating performance of the lithotripsy business could have a material adverse effect on the consolidated operating results of the Company. In 1993, HCFA released a proposed rule reducing the rate at which ambulatory surgery centers and certain hospitals would be reimbursed for the technical component of a lithotripsy procedure. Although the HCFA has not taken any further action, the adoption of this proposed rule could have a material adverse effect on the Company's lithotripsy revenues. See "-- Recent Operating Losses; Future Operating Results Uncertain."


  CONCENTRATION OF LARGE PAYORS


     Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the healthcare economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of healthcare services. The Company has a number of contractual arrangements with managed care organizations and other parties. None of these arrangements individually accounted for more than 5% of the Company's net revenues in the year ended December 31, 1995; however, ten managed care customers accounted for approximately 12% of the Company's infusion therapy revenue and the loss of such customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Background -- Factors Adversely Affecting Recent Operation Results."


  INTENSELY COMPETITIVE INDUSTRY


     The alternate site health care market is highly competitive and is experiencing both horizontal and vertical consolidation. Some of the Company's current and potential competitors include (i) integrated providers of alternate site health care services, (ii) large national hospital chains; (iii) local providers of multiple products and services for the alternate site health care market; and (iv) physicians, including physicians with whom the Company previously had business arrangements. The Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services through their offices, including services similar to those offered by the Company. Integrated alternate site health care companies and certain of the Company's other competitors have superior financial, marketing and managerial resources, size, purchasing power and numerous strategic relationships with providers, referral sources such as physicians and traditional indemnity and managed care payors. Moreover, there are relatively few barriers to entry in the local markets which the Company serves. Local or regional companies are currently competing in many of the home health care markets served by the Company and others may do so in the future. The Company expects its competitors to continue to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. New services introductions and enhancements, acquisitions and continued industry consolidation and the development of strategic relationships by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's services or intense price competition, or make the Company's services noncompetitive. The Company expects to continue to encounter increased competition in the future that could limit its ability to maintain or increase its market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1
"Business -- Competition." See "Background -- Business Strategy" and "Factors Adversely Affecting Recent Operation Results."


  HEALTH CARE REFORM LEGISLATION

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

  POTENTIAL PROFESSIONAL LIABILITY AND INSURANCE

     The services of the Company involves an inherent risk of professional liability and, with respect to such services, while the Company has not had any material claims for professional liability asserted against it, no assurance can be given that such claims will not be asserted in the future. While the Company maintains insurance consistent with industry practice, there can be no assurance that the amount of insurance currently maintained by it will satisfy all claims made against it or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. The Company cannot predict the effect that any such claims, regardless of their ultimate outcome, might have on its business or reputation or on its ability to attract and retain patients.

  CHANGES IN TECHNOLOGY

     The alternate site infusion business of the Company is dependent on physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Intravenous administration is often the most appropriate method for treating critically ill patients and is often the only way to administer proteins and biotechnology drugs. Nonetheless, technological advances in drug delivery systems, the development of therapies that can be administered orally and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact the business of the Company.


  POTENTIAL VOLATILITY OF STOCK PRICE



     The market price of the Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, new products or new contracts by the Company or its competitors, conditions and trends in the healthcare industry, adoption of new accounting standards affecting the healthcare industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of healthcare companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. There can be no assurance that such litigation will not occur in the future with respect to the Company; such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.


ITEM 8. FINANCIAL STATEMENTS.

     The consolidated financial statements and financial statement schedules of the Company at December 31, 1995, and 1994 and for the years ended December 31, 1995, 1994 and 1993 and the independent auditors' reports thereon are included in this report on pages F-1 through F-35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management -- Directors and Executive Officers" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Voting Securities and Principal Stockholders" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to this information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

        1. Financial Statements. The following consolidated financial statements of the Registrant and Independent Auditors Report are presented on pages F-1 through F-29:

           Report of Independent Auditors

           Consolidated Balance Sheets -- December 31, 1995 and 1994

           Consolidated Statements of Operations -- Years ended December 31, 1995, 1994 and 1993

           Consolidated Statement of Shareholders Equity -- Three year period ended December 31, 1995

           Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

        2. Financial Statement Schedules. The following consolidated financial statement schedule of the Registrant for the years ended December 31, 1994, 1993 and 1992 is presented following the Notes to the Consolidated Financial Statements.

               Schedule II -- Valuation and Qualifying Accounts

                Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Reports on Form 8-K

           On October 24, 1995, the Company filed a current report on Form 8-K announcing that it had concluded a major debt restructuring and named Donald J. Amaral as the President and Chief Executive Officer.

     (c) Exhibits

           Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
           2.1         -- Agreement and Plan of Merger dated as of February 6, 1994, by and among the Registrant, T2, Curaflex, HealthInfusion, Medisys, T2
                          Acquisition Company, CHS Acquisition Company, HII Acquisition
                          Company and MI Acquisition Company (Incorporated by reference to
                          Exhibit 2.1 of Registration No. 33-53957 on Form S-4).
           2.2         -- First Amendment to Agreement and Plan of Merger dated as of May 25,
                          1994, by and among the Registrant, T2 Curaflex, HealthInfusion,
                          Medisys, T2 Acquisition Company, CHS Acquisition Company, HII
                          Acquisition Company and MI Acquisition Company (Incorporated by
                          reference to Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
           2.3         -- Second Amendment to Agreement and Plan of Merger dated as of July
                          8, 1994 by and among the Registrant, T2, Curaflex, HealthInfusion,
                          Medisys, T2 Acquisition Company, CHS Acquisition Company, HII
                          Acquisition Company and MI Acquisition Company (Incorporated by
                          reference to Exhibit 2.3 of the Registrant's Current Report on Form
                          8-K dated as of July 15, 1994).

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
           2.4         -- Asset Sale and Note Purchase Agreement, (the "Asset Purchase
                          Agreement") among the Registrant, Caremark International Inc. and
                          Caremark Inc. dated as of January 29, 1995 (Incorporated by reference to Exhibit C of the Registrant's Current Report on Form
                          8-K dated April 6, 1995). The exhibits and schedules to the Asset
                          Purchase Agreement are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibits or schedule with the Securities and Exchange Commission.
           2.5         -- Agreement and Plan of Merger among the Registrant, CHC Acquisition
                          Corp. and Lincare Holdings Inc., (the "Lincare Merger Agreement")
                          dated as of April 17, 1995 (Incorporated by reference to Exhibit B of the Registrant's Current Report on Form 8-K dated May 2, 1995).
                          The exhibits and schedules to the Lincare Merger Agreement are omitted from this Exhibit. The Company agrees to furnish
                          supplementally any omitted exhibit or schedule with the Securities and Exchange Commission.
           3.1         -- Certificate of Incorporation of Registrant, as amended through May
                          11, 1994 (Incorporated by reference to Exhibit 3.1 of Registration
                          No. 33-53957 on Form S-4).
           3.2         -- Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 of
                          Registration No. 33-53957 on Form S-4).
           4.1         -- Form of Common Stock Certificate for the Registrant's common stock,
                          $.001 par value per share. (Incorporated by reference to Exhibit
                          4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
          10.1         -- Amended and Restated Credit Agreement dated as of February 10,
                          1995, by and among Curaflex, T2, HealthInfusion, Medisys, and HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent (the
                          "Amended Credit Agreement") (Incorporated by reference to Exhibit
                          10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). The exhibits and schedules to the Amended
                          Credit Agreement are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibit or schedule to the
                          Securities and Exchange Commission upon request.
          10.2         -- Form of Employment Agreement between the Registrant and Charles A.
                          Laverty (Incorporated by reference to Exhibit 10.1 of Registration
                          No. 33-53957 on Form S-4).
          10.3         -- Form of Severance/Non-Compete Agreement between the Registrant and
                          Miles E. Gilman (Incorporated by reference to Exhibit 10.2 of
                          Registration No. 33-53957 on Form S-4).
          10.4         -- Form of Severance/Non-Compete Agreement between the Registrant and
                          William J. Brummond (Incorporated by reference to Exhibit 10.3 of
                          Registration No. 33-53957 on Form S-4).
          10.5         -- Form of Severance/Non-Compete Agreement between the Registrant and
                          Tommy H. Carter (Incorporated by reference to Exhibit 10.4 of
                          Registration No. 33-53957 on Form S-4).
          10.6         -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain executive officers.
                          (Incorporated by reference to Exhibit 10.6 of the Registrant's Form
                          10-K for the year ended December 31, 1994).

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
          10.7         -- Registrant's 1994 Stock Option/Stock Issuance Plan and related forms of agreements (Incorporated by reference to Exhibit 10.15 of
                          Registration No. 33-53957 on Form S-4).
          10.8         -- Registrant's Employee Stock Purchase Plan (Incorporated by
                          reference to Exhibit 10.16 of Registration No. 33-53957 on Form
                          S-4).
          10.9         -- 401(k) Plan of T2 dated December 8, 1989 (Incorporated herein by reference to Exhibit 10(s) of T2 Annual Report on Form 10-K for the
                          fiscal year ended September 30, 1989, filed with the Commission on or about December 29, 1988.
          10.10        -- 1988 Stock Option Plan of T2, as amended and restated as of July
                          31, 1990 and as further amended as of (i) August 20, 1991; (ii)
                          November 12, 1991; and (iii) July 6, 1992 (Incorporated by
                          reference to Exhibit 10.18 of Registration No. 33-53957 on Form
                          S-4).
          10.11        -- Curaflex 1989 Stock Option Plan (Incorporated by reference to
                          Exhibit 10.53 of Registration No. 33-53957 on Form S-4).
          10.12        -- Curaflex Amended 1990 Stock Option Plan (Incorporated by reference to Exhibit 10.54 of Registration No. 33-53957 on Form S-4).
          10.13        -- Curaflex Directors' Nonqualified Stock Option Plan (Incorporated by
                          reference to Exhibit 10.59 of Registration No. 33-53957 on Form
                          S-4).
          10.14        -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as amended
                          (Incorporated by reference to Exhibit 10.61 of Registration No.
                          33-53957 on Form S-4).
          10.15        -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                          (Incorporated by reference to Exhibit 10.62 of Registration No.
                          33-53957 on Form S-4).
          10.16        -- 1989 Stock Option Plan of Medisys (Incorporated by reference to
                          Exhibit 10.85 of Registration No. 33-53957 on Form S-4).
          10.17        -- Form of Non-Plan Option Agreement of Medisys (Incorporated by
                          reference to Exhibit 10.86 of Registration No. 33-53957 on Form
                          S-4).
          10.18        -- Credit Agreement among Coram Healthcare Corporation, Coram, Inc., the Lenders named therein and Chemical Bank, as Administrative
                          Agent, Collateral Agent and Fronting Bank (the "Senior Credit
                          Facility") dated as of April 6, 1995. (Incorporated by reference to
                          Exhibit D of the Registrant's Current Report on Form 8-K dated
                          April 6, 1995). The exhibits and schedules to the Senior Credit
                          Facility are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibit or schedule to the
                          Securities and Exchange Commission.
          10.19        -- First Amendment and Waiver to the Credit Agreement, dated as of
                          August 9, 1995, together with exhibits hereto, among the
                          Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to
                          Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for
                          the quarter ended September 30, 1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the
                          Securities and Exchange Commission.

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
          10.20        -- Second Amendment to the Credit Agreement dated as of September 7,
                          1995, by and among the Registrant, Coram Inc., each Subsidiary
                          Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.
                          (Incorporated by reference to Exhibit 10.20 of the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange
                          Commission.
          10.21        -- Third Amendment and Limited Waiver to the Credit Agreement, dated as of September 29, 1995, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial
                          Institutions party thereto (as defined therein), and Chemical Bank as Agent (Incorporated by reference to Exhibit 10.21 of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange
                          Commission.
          10.22        -- Fourth Amendment and Limited Waiver to the Credit Agreement and
                          First Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the
                          Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions Party thereto (as defined therein) and Chemical Bank as Agent (Incorporated by reference to the Company's Current Report on Form 8-K as filed October 24,
                          1995).
          10.23        -- Warrant Agreement dated as of October 13, 1995, among the
                          Registrant, Coram Inc., and the other parties specified therein
                          (Incorporated by reference to the Company's Current Report on Form
                          8-K as filed October 24, 1995).
          10.24        -- Amendment and Limited Waiver to Bridge Securities Purchase
                          Agreement, dated as of October 13, 1995, by and among the
                          Registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.
                          (Incorporated by reference to Exhibit 10.24 of the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange
                          Commission.
          10.25        -- Form of Employment Agreement between the Registrant and Donald J.
                          Amaral. (Incorporated by reference to Exhibit 10.25 of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1995).
          10.26        -- Securities Purchase Agreement ("Securities Purchase Agreement") and
                          Form of Subordinated Bridge Note, dated as of April 6, 1995, among
                          Coram Inc., Coram Funding, Inc. and the Registrant (Incorporated by
                          reference to Exhibit E of the Registrant's Current report on Form
                          8-K dated April 6, 1995). The exhibits and schedules to the
                          Securities Purchase Agreement are omitted from this Exhibit. The
                          Registrant agrees to furnish supplementally any omitted exhibit or schedule to the Securities and Exchange Commission.
          22.1         -- Subsidiaries of the Registrant.
          23.1         -- Consent of Ernst & Young LLP.*
          23.2         -- Consent of Deloitte & Touche LLP.

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
          23.3         -- Consent of KPMG Peat Marwick LLP.
          23.4         -- Consent of Arthur Andersen LLP.
          23.5         -- Consent of Coopers & Lybrand LLP.
          27           -- Financial Data Schedule.


- ---------------

* Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 5, 1996.


                                            CORAM HEALTHCARE CORPORATION


                                            By:    /s/  RICHARD M. SMITH

                                                ------------------------------
                                                        Richard M. Smith

                                                  Chief Financial Officer

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Auditors.......................................................  F-2
Consolidated Balance Sheets -- As of December 31, 1995 and 1994.......................  F-7
Consolidated Statements of Operations -- Years Ended December 31, 1995, 1994 and
  1993................................................................................  F-8
Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1995,
  1994 and 1993.......................................................................  F-9
Consolidated Statements of Cash Flows -- Years Ended December 31, 1995, 1994 and
  1993................................................................................  F-10
Notes to Consolidated Financial Statements............................................  F-12
Schedule II -- Valuation and Qualifying Accounts......................................  F-35

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Coram Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, as to combination only, the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Coram Healthcare Corporation for the year ended December 31, 1993. As described in
Note 1, these statements have been combined from the financial statements of T(2) Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc., and Medisys, Inc. (which are not presented separately herein). The report of Deloitte & Touche LLP, as it relates to T(2) Medical, Inc., as of September 30, 1993, and for the period ended September 30, 1993, and the reports of KPMG Peat Marwick LLP, as it relates to Curaflex Health Services, Inc., Arthur Andersen LLP, as it relates to HealthInfusion, Inc., and Coopers & Lybrand, as it relates to Medisys, Inc. each for the year ended December 31, 1993, who have audited these statements appear elsewhere herein. In our opinion, the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1993 have been properly combined on the basis described in Note 1.

     We also audited the adjustments described in Note 1 that were applied to present the statements of operations, stockholders' equity, and cash flows, of T(2) Medical, Inc. for the year ended December 31, 1993. In our opinion, such adjustments are appropriate and have been properly applied.

                                                            ERNST & YOUNG LLP

Denver, Colorado

March 31, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of T(2) Medical, Inc.

     We have audited the accompanying consolidated balance sheet of T(2) Medical, Inc. and its subsidiaries (the "Company") as of September 30, 1993, and the related consolidated statements of income, stockholders equity, and cash flows for each of the two years in the period ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Atlanta, Georgia
November 17, 1993

(December 23, 1993 as to Note 17)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Curaflex Health Services, Inc.:

     We have audited the accompanying consolidated statements of operations, common stockholders' equity and cash flows and financial statement schedule of Curaflex Health Services, Inc. and subsidiaries for the year ended December 31, 1993. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operating and cash flows of Curaflex Health Services, Inc. and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG PEAT MARWICK LLP

Ontario, California

February 28, 1994

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
HealthInfusion, Inc. and subsidiaries:

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of HealthInfusion, Inc. (a Florida corporation) and Subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HealthInfusion, Inc. and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Miami, Florida,

March 18, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Medisys, Inc.:

     We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Medisys, Inc. and Subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Medisys, Inc. and Subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements of Medisys Inc., and Subsidiaries, in 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                            COOPERS & LYBRAND LLP

Minneapolis, Minnesota

March 27, 1994

                          CORAM HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995          1994
                                                                        ---------     --------
                                         ASSETS

Current assets:
  Cash and cash equivalents...........................................  $  26,735     $ 13,588
  Restricted cash.....................................................     25,349        6,458
  Investment in available-for-sale securities.........................         --       16,546
  Accounts receivable, net of allowance of $63,839 and $17,990........    153,825      109,087
  Inventories.........................................................     17,798       11,864
  Prepaid taxes.......................................................      9,975       11,510
  Deferred income taxes, net..........................................     10,428       31,893
  Other current assets................................................     11,935        7,251
                                                                        ---------     --------
          Total current assets........................................    256,045      208,197
Property and equipment, net...........................................     29,276       25,902
Joint ventures and other assets.......................................     31,390        6,262
Deferred income taxes non-current.....................................        183          556
Other deferred costs..................................................     23,266        2,284
Goodwill, net of accumulated amortization of $36,915 and $27,839......    347,689      333,238
                                                                        ---------     --------
Total assets..........................................................  $ 687,849     $576,439
                                                                        =========     ========
                          LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................  $  63,839     $ 27,098
  Current maturities of long-term debt................................     67,099        5,911
  Deferred income taxes...............................................     10,428        5,788
  Liabilities for securities sold under agreement to repurchase.......         --        7,430
  Reserve for litigation..............................................      4,588       22,720
  Accrued merger and restructuring....................................     27,392       43,594
  Other accrued liabilities...........................................     45,277       11,845
                                                                        ---------     --------
          Total current liabilities...................................    218,623      124,386
Long-term debt, including revolving lines of credit...................    439,309      119,726
Minority interest in consolidated joint ventures......................      7,018        6,599
Other liabilities.....................................................      4,676        1,945
Deferred income taxes non-current.....................................        183        1,522
Stockholders' equity:
  Preference stock, par value $.001, authorized 10,000, none issued...         --           --
  Common stock, par value $.001, authorized 75,000 shares, issued
     40,369 in 1995 and 38,964 in 1994................................         40           39
  Additional paid-in capital..........................................    370,876      341,328
  Unrealized loss on available-for-sale securities....................         --         (279)
  Retained earnings (deficit).........................................   (352,876)     (18,827)
                                                                        ---------     --------
          Total stockholders' equity..................................     18,040      322,261
                                                                        ---------     --------
Total liabilities and stockholders' equity............................  $ 687,849     $576,439
                                                                        =========     ========


                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1995          1994          1993
                                                           ---------     ---------     --------
Net revenue..............................................  $ 602,585     $ 450,496     $462,304
Cost of service..........................................    459,710       313,182      285,023
                                                           ---------     ---------     ---------
Gross profit.............................................    142,875       137,314      177,281
Operating expenses:
  Selling, general and administrative expenses...........    133,037        81,907       75,706
  Provision for estimated uncollectible accounts.........     68,912        36,817       29,751
  Amortization of goodwill...............................     15,307         8,971        7,824
  Charge for long-lived assets and acquired receivables:
     Goodwill and other long-lived assets................    166,373            --           --
     Valuation of acquired receivables...................     37,000            --           --
  Provision for litigation settlements...................         --        23,220           --
  Merger expenses........................................         --        28,500        2,868
  Restructuring costs, net...............................      6,158        95,500        1,600
                                                           ---------     ---------     ---------
          Total operating expenses.......................    426,787       274,915      117,749
                                                           ---------     ---------     ---------
Operating income (loss)..................................   (283,912)     (137,601)      59,532
Other income (expense):
     Interest income.....................................      1,531         2,469        3,746
     Interest expense....................................    (49,741)       (7,414)      (3,916)
     Equity in net income of unconsolidated joint
       ventures..........................................      1,592           800        1,357
     Gain (loss) on sales of property and equipment......        (50)         (255)       5,359
     Other income (expense), net.........................     (3,659)          320        1,146
                                                           ---------     ---------     ---------
Income (loss) before income taxes and minority
  interests..............................................   (334,239)     (141,681)      67,224
     Provision (benefit) for income taxes................    (11,154)      (26,231)      28,848
     Minority interest in net income of consolidated
       joint ventures....................................     10,964        12,622        9,715
                                                           ---------     ---------     ---------
Net income (loss)........................................  $(334,049)    $(128,072)    $ 28,661
                                                           =========     =========     =========
Net income (loss) per common share.......................  $   (8.39)    $   (3.32)    $   0.76
                                                           =========     =========     =========
Weighted average common shares outstanding...............     39,802        38,633       37,778
                                                           =========     =========     =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       UNREALIZED
                                                                                        LOSS ON
                                             COMMON STOCK     ADDITIONAL    STOCK      AVAILABLE     RETAINED
                                            ---------------    PAID-IN     PURCHASE     FOR-SALE     EARNINGS
                                            SHARES   AMOUNT    CAPITAL       NOTE      SECURITIES    (DEFICIT)     TOTAL
                                            ------   ------   ----------   --------   ------------   ---------   ---------
Balance, January 1, 1993..................  36,112    $ 36     $ 303,411    $ (860)      $   --      $  91,927   $ 394,514
  Issuance of common stock, net...........   1,681       2        24,979        --           --             --      24,981
  Dividends...............................      --      --            --        --           --         (5,012)     (5,012)
  Distribution of S Corporation
     earnings.............................      --      --            --        --           --         (4,272)     (4,272)
  Net income..............................      --      --            --        --           --         28,661      28,661
                                            ------     ---      --------    ------       ------      ---------   ---------
Balance, December 31, 1993................  37,793      38       328,390      (860)          --        111,304     438,872
  Issuance of common stock and warrants,
     net..................................   1,171       1        12,938        --           --             --      12,939
  Unrealized loss.........................      --      --            --        --         (279)            --        (279)
  Proceeds from stock purchase note.......      --      --            --       860           --             --         860
  Dividends...............................      --      --            --        --           --         (2,059)     (2,059)
  Net loss................................      --      --            --        --           --       (128,072)   (128,072)
                                            ------     ---      --------    ------       ------      ---------   ---------
Balance, December 31, 1994................  38,964      39       341,328        --         (279)       (18,827)    322,261
  Issuance of common stock and warrants,
     net..................................   1,405       1        29,548        --           --             --      29,549
  Elimination of unrealized loss..........      --      --            --        --          279             --         279
  Net loss................................      --      --            --        --           --       (334,049)   (334,049)
                                            ------     ---      --------    ------       ------      ---------   ---------
Balance, December 31, 1995................  40,369    $ 40     $ 370,876    $   --       $   --      $(352,876)  $  18,040
                                            ======     ===      ========    ======       ======      =========   =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                    1995          1994          1993
                                                                                  ---------     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................  $(334,049)    $(128,072)    $ 28,661
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Provision for estimated uncollectible accounts................................     68,912        36,817       29,751
  Depreciation and amortization.................................................     47,322        22,871       18,983
  Charge for long-lived assets and acquired receivables:
    Goodwill and long-lived assets..............................................    166,373            --           --
    Valuation of acquired receivables...........................................     37,000            --           --
  Merger/restructuring benefit..................................................    (19,632)           --           --
  Merger/restructuring costs not requiring cash.................................      6,600        50,100           --
  Litigation settlements not requiring cash.....................................      1,372         5,520           --
  Deferred income taxes, net....................................................     25,140       (26,943)         377
  Minority interest in net income of consolidated joint ventures, net...........      2,455          (978)       1,240
  (Gain) loss on sales of property and equipment................................         50           255       (5,359)
  (Gain) loss on sales of investments, net......................................      3,483          (177)        (115)
  Equity in net income of unconsolidated joint ventures, net....................     (1,186)          562          406
  Other, net....................................................................        919           675         (115)
  Change in assets and liabilities, net of acquisitions:
    Increase in accounts receivable.............................................    (41,930)      (20,597)     (17,683)
    Increase in prepaid expenses, inventories and other assets..................    (13,282)      (13,462)      (8,360)
    Increase (decrease) in current and other liabilities........................     62,798        (3,112)      (3,834)
    (Decrease) increase in accrued merger and restructuring.....................    (10,996)       37,787           --
    (Decrease) increase in reserve for litigation...............................    (18,132)       17,200           --
                                                                                  ---------     ---------     --------
        Net cash provided (used) by operating activities........................    (16,783)      (21,554)      43,952
                                                                                  ---------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of securities, net......................................................     16,592        16,207       35,785
  Proceeds from sales of long term assets.......................................     16,839         2,150        5,439
  Purchase of property and equipment............................................     (7,329)       (8,950)     (14,701)
  Payments for acquisitions of businesses, net of cash acquired.................   (241,420)      (61,450)     (60,364)
  Proceeds from long term receivables...........................................      1,229            --           --
  Capital contributions to unconsolidated joint ventures........................     (1,333)       (3,945)     (11,897)
  Distributions of S corporation earnings.......................................         --            --       (4,272)
                                                                                  ---------     ---------     --------
  Net cash used by investing activities.........................................   (215,422)      (55,988)     (50,010)
                                                                                  ---------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net of repurchases and issuance costs..................     10,387         9,612        1,519
  Borrowings on lines of credit.................................................     15,300       120,433           --
  Repayments of lines of credit.................................................   (123,420)      (49,500)          --
  Securities sold under agreements to repurchase................................     (7,430)        7,430           --
  Debt borrowings...............................................................    588,980         2,180       62,941
  Repayment of debt.............................................................   (218,851)      (11,655)     (50,823)
  Cash paid for debt financing..................................................    (19,614)       (3,259)          --
  Cash dividends paid...........................................................         --        (2,059)      (5,012)
                                                                                  ---------     ---------     --------
        Net cash provided by financing activities...............................    245,352        73,182        8,625
                                                                                  ---------     ---------     --------
NET INCREASE (DECREASE) IN CASH.................................................     13,147        (4,360)       2,567
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................     13,588        17,948       15,381
                                                                                  ---------     ---------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................  $  26,735     $  13,588     $ 17,948
                                                                                  =========     =========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for :
    Interest....................................................................  $  17,357     $   9,596     $  3,868
                                                                                  =========     =========     ========
    Income taxes................................................................  $ (30,221)    $  16,692     $ 32,183
                                                                                  =========     =========     ========

                          CORAM HEALTHCARE CORPORATION

                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                    1995          1994          1993
                                                                                  ---------     ---------     --------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock in connection with acquisitions...........................  $   6,897     $   4,022     $ 23,331
                                                                                  =========     =========     ========
    Capital lease obligations for purchase of property and equipment............  $      --     $      --     $  1,700
                                                                                  =========     =========     ========
    Interest on payment-in-kind notes and deferred interest.....................  $  13,892     $      --     $     --
                                                                                  =========     =========     ========
    Issuance of notes in connection with acquisition of Caremark Business.......  $ 100,000     $      --     $     --
                                                                                  =========     =========     ========
    Conversion of long term debt to common stock................................  $     382     $      --     $     --
                                                                                  =========     =========     ========
    Note payable incurred for commitment fee on Senior Credit Facility..........  $   2,350     $      --     $     --
                                                                                  =========     =========     ========
    Warrants issued in connection with debt financing...........................  $   9,793     $      --     $     --
                                                                                  =========     =========     ========
    Common stock issued for consulting services.................................  $   1,479     $      --     $     --
                                                                                  =========     =========     ========
    Warrants issued to settle litigation........................................  $   2,520     $     500     $     --
                                                                                  =========     =========     ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site infusion therapy and related services throughout the United States. Other services offered by the Company include the provision of lithotripsy and other non-intravenous infusion products and services.

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

     The Company has made a number of acquisitions since that time, the most significant of which was the acquisition of substantially all of the assets of the alternate site infusion business and certain related businesses (collectively, the "Caremark Business") of Caremark Inc. in April 1995. See Note 3 for further information.

     Recent Operations and Financial Condition. Most of the Company's revenues are from alternate site infusion therapy and virtually all of the Company's revenues are derived from third-party payors such as private insurers, managed care organizations and governmental payors. The increasingly and highly competitive market combined with the efforts by third party payors to contain or reduce healthcare costs contributed to reduced reimbursement rates for services. These factors are likely to continue, at least in the near term, and may have an adverse effect on the Company's operations.

     During 1995, the Company incurred substantial indebtedness to acquire the Caremark Business. The Company experienced a substantial decline in revenues following the acquisition of the Caremark Business, and in both 1995 and 1994 the Company experienced substantial losses. In June 1995 the Company was unable to meet its debt compliance covenants. In October 1995, the Company concluded a major restructuring of the terms of its debt after completion of a formal business plan. The business strategy is focused on stabilizing and increasing revenues, cost reductions leading to improved operating margins, quality control, and improved cash collections. The Company is also reviewing the potential sale of non-core businesses to generate funds to reduce debt. The Company believes that it has adequate working capital to meet its cash requirements through March 31, 1997, when its Senior Credit Facility terminates, and believes that adequate working capital and long-term financing will be available after that date. However, the failure to achieve the objectives set forth in the business plan could have a material adverse effect on the Company's financial position, results of operations and liquidity.


     Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. As of October 1, 1995, the remaining useful lives for goodwill were reduced to 25 years because of uncertainties in its business environment and recent adverse operating results. Prior to that date, goodwill was amortized over useful lives ranging from 30 to 40 years. The change in estimated useful lives increased amortization expense by approximately $1.3 million in 1995. The Company believes that the home health care market in which it operates provides significant long-term business opportunities over an indeterminate period. However, it also recognizes that competitive, legislative and technological changes could affect the value of the relationships that its recorded goodwill represents. The timing and extent of the effect, if any, of these uncertainties beyond that experienced by the Company to date cannot be determined at this time. Recent adverse operating results are not indicative of operating results that the Company expects in the future, but when considered with the uncertainties in its business environment, caused the Company to conclude that a shortening of the estimated useful lives of goodwill to 25 years was appropriate.

                          CORAM HEALTHCARE CORPORATION

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


     The Company believes that its goodwill represents its relationships -- substantially all of which are non-contractual -- with physicians, medical groups, hospitals, case managers at managed care organizations and other referral sources to the Company. The Company reviews goodwill and other long-lived assets for impairment separately for each of its major businesses, principally home infusion and lithotripsy.



     Within the home infusion business, the review is done separately for each of the 51 market areas in which the Company operates its 101 branches. Market areas are currently the lowest level for which there are cash flows that are largely independent of the cash flows of other parts of the business. The Company had not allocated goodwill and other identifiable intangible assets to its branches or market areas at the time such assets were acquired, and because of numerous acquisitions and branch consolidations, it was not practicable to perform such allocation as of September 30, 1995. Because the Company believes that its goodwill is closely tied to the revenue generating capacity of each market area, it has allocated the goodwill to each market area at September 30, 1995 in proportion to the revenues of the market area. The Company believed that this was the most reasonable and objective basis available at that date. The allocation of goodwill was made using forecasted 1996 revenues. Other identifiable intangible assets were allocated in the same manner.



     To estimate undiscounted cash flows to determine whether there is any potential impairment of the goodwill and other long-lived assets, cash flows for each market area were based on forecasted 1996 cash flows projected forward over the 25 year life of the goodwill. The Company had not prepared budgets or forecasts for any periods beyond 1996, and had concluded that in its current environment the 1996 forecast was the best estimate, based on reasonable and supportable assumptions and projections, of expected cash flow over the goodwill amortization period. If potential impairment was indicated, the goodwill and other long-lived assets in that market area were written down to estimated market value. Market value at September 30, 1995 was estimated based on a multiple of cash flows, which is a similar methodology to discounted cash flows.



     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Goodwill and Other Long-Lived Assets" for information on the third quarter of 1995 $203.4 million charge to write-off of goodwill and certain other long-lived assets and to record an adjustment to the valuation of acquired receivables.


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

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable and makes adjustments to the provision for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in assessment of realizable value. Management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end based on all

                          CORAM HEALTHCARE CORPORATION
information then available. The Company has continued to become more sophisticated in its approach to the estimation process as it gains experience with estimates for the consolidated entities. While management believes the Company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced by the constituent entities before 1995.

     The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes. In the quarters ended September 30, 1995 and 1994, the Company recorded as part of its quarterly provision for estimated uncollectible accounts, charges of $20.0 million and $17.3 million, respectively, which management believes resulted principally from events that transpired as part of the consolidation of the various constituent companies' billing systems ultimately into one billing system for use at substantially all locations and to move its billing and collections functions from a centralized to a decentralized structure. Any further disruptions in those procedures could adversely affect the ability of the Company to collect its accounts receivable.

     The Coram Consolidation Plan included a broad restructuring of the Company's reimbursement organization and systems, including the decentralization of centralized collection activities located in four locations and the relocation of such activities to 100 branch locations. In connection with the Coram Consolidation Plan (as defined below) and as a result of the Company's decision to implement standardized policies for recognition of allowances, de-emphasize certain businesses and provide for the potential disruptions expected during the merger and post-merger transition process, the Company recorded a special charge of $17.3 million as part of the provision for estimated uncollectible accounts in the quarter ended September 1994, the first quarter-end following the Four-Way Merger that occurred in July 1994. In this quarter, the Company noted a significant increase in aging of receivables at various branches, which management concluded had resulted from distractions related to the merger and consolidation process, the transfer of billing information and patient files between branch offices, the termination of certain employees experienced in billing and collection, and the inability to efficiently complete, obtain or process certain claim documentation necessary to secure payment because of the termination of certain physician relationships and the elimination of some experienced branch personnel as part of the consolidation of branches then occurring. The amount of the charge was determined based on those factors, and also included a provision of $3.4 million for specific accounts rendered uncollectible because of relationships terminated as part of the merger. Management believes a minor portion of the overall provision may also be attributable to the accounting impact of implementing standardized policies for recognition of contractual and other allowances; however, the Company is unable to distinguish the impact of this factor in the Company's overall provision for estimated uncollectible accounts of $21.5 million for that quarter.


     Following the Company's acquisition of the Caremark Business in April 1995 and as part of the Caremark Business Consolidation Plan (as defined below) the Company undertook the conversion of its billing and accounts receivable system to the acquired Caremark Business system while at the same time it reorganized the acquired Caremark Business reimbursement function from a centralized to a decentralized organization. These changes started in the second quarter, but most of the changes occurred in July through September. Their effects, which became most pronounced in the third quarter, were far more disruptive than anticipated, resulting in significant delays in billing, collection and difficulties in receiving timely reimbursements. Those delays were in part caused by the inability to efficiently complete, obtain or process certain claim documentation and in part by lack of familiarity with the newly acquired system. Certain documentation necessary for billing and payment was not obtained timely primarily because of delays related to the physical transfer of documents between branch locations during the consolidation as well as delays caused by changes in personnel responsible for working with individual patient files. The passage of time makes missing documentation required for billing and payment difficult or impossible to obtain or replace, and can delay claim submission past deadlines imposed by certain payors. Because of this, the Company experienced larger

                          CORAM HEALTHCARE CORPORATION
write-offs than in prior quarters and, therefore, provided an addition to its provision for estimated uncollectible accounts of $20.0 million resulting in a total provision of $36.5 million in the quarter ended September 30, 1995. This $20.0 million provision was for deterioration in accounts receivable that occurred after the acquisition of the Caremark Business, and is separate from the $37.0 million reduction in the carrying value of accounts receivable acquired from Caremark that related to an overstatement of those accounts as of April 1, 1995 when they were purchased by the Company as part of the Caremark Business Acquisition. See Note 3, Caremark Business Acquisition, and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Provision for Uncollectible Accounts".


     Concentration of Credit Risks. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 1995, approximately 35% of cash is deposited with the lead bank under the Company's Senior Credit Facility (see
Note 6). No other single institution represented greater than 10% of total cash. Amounts are generally in excess of the FDIC insurance limits but credit risk is mitigated as deposits are kept only with high credit quality institutions. Accounts receivable are primarily from third party payors, including private insurers, managed care organizations and state and federal governmental payors such as Medicare and Medicaid, and are unsecured. Credit risk is mitigated by the large number of entities that comprise the third party payor base and credit evaluations of patients and third party payors.

     Fiscal Year. In conjunction with the merger, the Company adopted a December 31 year end. While Curaflex, HealthInfusion and Medisys previously had year ends of December 31, T(2) prepared its financial statements on the basis of a September 30 fiscal year end. The restated financial statements for 1993 include previously reported T(2) amounts adjusted to conform to a December 31 year end. The adjustments made to conform T(2) previously reported amounts reflect the inclusion and exclusion, as necessary, of T(2) results of operations for the quarters ended December 31, 1993 and 1992. Accordingly, T(2)'s results of operations as previously reported have been adjusted as follows (in thousands):

                                                                        NET         NET
                                                                      INCOME      REVENUE
                                                                      -------     --------
    As previously reported -- fiscal year ended September 30,
      1993..........................................................  $41,468     $273,199
    As adjusted to conform to the year ended December 31, 1993......  $35,504     $265,090

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Principles of Consolidation. The consolidated financial statements include the accounts of Coram, its subsidiaries and joint ventures and partnerships in which ownership is 50% or greater and considered to be under the control of the Company. All material intercompany accounts and transaction balances have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 20% to 50%. The cost method is used to account for investments in which ownership is less than 20%. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. The effects are not material.

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans, governmental payors and contracted institutions. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between service revenue at established rates and amounts expected to be realized from third-party payors under contractual agreements.

                          CORAM HEALTHCARE CORPORATION

     Management fees, which are collected from entities managed by the Company, are based principally on a percentage of the entities' revenue. Management fees were approximately $7.6 million, $28.8 million and $51.6 million in 1995, 1994 and 1993, respectively.

     Cash and Cash Equivalents. Cash equivalents include all highly liquid investments with an original maturity of three months or less. A portion of the Company's cash balances were restricted as to their use including cash of partnerships that may only be used for partnership operations and, in 1995, cash collected on behalf of Caremark. The restricted balances totaled approximately $25.3 million and $6.5 million at December 31, 1995 and 1994, respectively.

     Provision for Estimated Uncollectible Accounts. The Company records a provision for estimated uncollectible accounts for the portion of recognized net revenues which it estimates may not be ultimately collected. The provision includes differences between recorded net revenues and expected collections from third party payors and patients. The provision and related allowance are adjusted periodically, based upon the Company's evaluation of current collection experience and other trends and changes in assessment of realizable value. See
Note 1.

     Inventories. Inventories, consisting primarily of pharmaceuticals and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of one to 10 years for machinery and equipment, furniture and fixtures and vehicles, and 30 to 31.5 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the related assets.

     Goodwill and Other Long-Lived Assets. See Note 1.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A material portion of the Company's assets is goodwill. See Note 1, "Goodwill and Other Long-Lived Assets."

     Per Share Data. Per share data have been computed by dividing net income or loss by the weighted average number of common and common equivalent shares, dilutive stock options, and warrants outstanding during the period. The weighted average calculation also includes common shares issuable. Fully diluted per share calculations are not presented in the financial statements because the assumed conversions of convertible debt and any additional incremental shares would be either antidilutive or cause de minimis dilution.

3. ACQUISITIONS AND RESTRUCTURING

     Acquisition of Caremark Business. As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Background -- Acquisition of Caremark Business", effective April 1, 1995, the Company acquired substantially all of the assets used in the alternate site infusion and certain related businesses (collectively the "Caremark Business") of Caremark Inc. ("Caremark"), a California corporation and wholly-owned subsidiary of Caremark International, Inc. ("Caremark International"), for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes"), plus assumption of specified liabilities of the Caremark Business. The Company also incurred approximately $7.5 million of acquisition costs. The Company assumed only certain specified liabilities of the Caremark Business, which expressly exclude any liabilities associated with the recent government investigation of Caremark.

                          CORAM HEALTHCARE CORPORATION

     In connection with the purchase, the Company has determined that the fair values of acquired identifiable intangible and tangible assets approximate $172.7 million, consisting principally of accounts receivable of $101.0 million (net of a $37.0 million reduction in carrying value of certain acquired accounts receivable) intangibles of $28.1 million, ($14.0 million clinical outcomes database and $14.1 million payor contracts, being amortized over 20 years and 5 years, respectively) and property and equipment of $31.4 million. In addition, liabilities of approximately $61.1 million were assumed, including $11.4 million of costs of exiting certain Caremark Business activities. The valuation of substantially all the identifiable tangible and intangible assets except accounts receivable was based on independent appraisal. Accounts receivable were valued by the Company in consultation with independent accounting consultants. The cost in excess of identifiable net assets acquired of $166.4 million was allocated to goodwill. In the third quarter of 1995, it was determined that the incremental goodwill added in the acquisition of the Caremark Business had no value and a substantial portion of that goodwill was written off as part of the impairment loss on the Company's long-lived assets. See Note 1, "Goodwill and Other Long-Lived Assets" and "Management's Analysis of Financial Condition and Results of Operations -- Background -- "Goodwill and Other Long-Lived Assets." At the same time, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations in the third quarter of 1995 when it concluded that its sole source of recovery was its complaint against Caremark.

     The following unaudited pro forma information is provided for comparative purposes only. It presents a combination of the Company's reported results and information furnished by Caremark for the Caremark Business prior to its acquisition by the Company as if the acquisition of the Caremark Business including Caremark's purchase of the assets and assumption of certain liabilities of Critical Care of America ("CCA") effective March 1, 1994, had occurred January 1, 1994. The data used for the Caremark Business in such pro forma financial information for periods prior to its acquisition by the Company was furnished by Caremark. The Company has filed a lawsuit against Caremark alleging, among other things, that certain financial and other data provided to the Company by Caremark contains material misstatements and omissions. Accordingly, pending the resolution of such litigation, the Company believes the pro-forma information, to the extent it contains data furnished by Caremark, should not be relied upon in evaluating the Company's financial position and results of operations, and no assurance can be given as to its completeness or accuracy. For this reason and because the Company had not acquired the Caremark Business on January 1, 1994, the information is not necessarily indicative of the results that would have been obtained had the acquisitions of the Caremark Business and CCA occurred on the date indicated or that may be achieved in the future.

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                     1995          1994
                                                                   ---------     ---------
    Net revenue..................................................  $ 698,685     $ 923,500
                                                                   =========     =========
    Net loss.....................................................  $(344,207)    $(179,809)
                                                                   =========     =========
    Net loss per share...........................................  $   (8.65)    $   (4.65)
                                                                   =========     =========

     The above amounts reflect adjustments for interest charges on the debt incurred as part of the acquisition, amortization of goodwill and depreciation expense related to fixed assets. These amounts have not been reduced by any potential cost savings. The pro-forma financial information does not reflect the determination as of September 1995 to record a loss as impairment of long-lived assets, substantially all of which related to goodwill and other assets recorded as part of the acquisition of the Caremark Business or to reduce the valuation of the acquired accounts receivable.

     Other Acquisitions. On September 12, 1994, the Company acquired all of the capital stock of H.M.S.S., Inc. ("HMSS"), an alternate site infusion therapy provider. The acquisition was accounted for by the purchase method of accounting, and accordingly, the results of operations of HMSS have been included in the

                          CORAM HEALTHCARE CORPORATION
accompanying consolidated financial statements subsequent to the date of acquisition. The acquisition was not material to the Company's financial position or results of operations.

     The Company has continued to make acquisitions, primarily of certain physician owned entities. During the year ended December 31, 1995, the Company completed nine such acquisitions totaling $25 million, which were accounted for as purchases. Individually and in the aggregate, the results of operations of these businesses for periods prior to their acquisition were not material to the Company's consolidated results of operations.

     During 1994, T(2) completed 55 acquisitions totaling $22.8 million which were accounted for as purchases. Individually and in the aggregate, the acquisitions were not considered material to the Company's financial position or results of operations. During 1993, the Merged Entities completed numerous acquisitions. Four acquisitions accounted for as poolings of interests are reflected in the accounts and operations of the Merged Entities for all periods presented. Fifteen acquisitions accounted for as purchases are included in the operations of the Merged Entities subsequent to the dates of acquisitions.

     Certain of the Company's historical purchase agreements provided for additional contingent consideration. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. The Company may be required to pay under such contingent obligations approximately $8.9 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $6.7 million of contingent obligations may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made in 1995 were $0.7 million.

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

     Merger and Restructuring. The operations of the Company commenced July 8, 1994 as a result of the merger of four predecessor entities (the "Four-Way Merger"). During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company's home infusion branch facilities and the consolidation of corporate administrative operations into one location. It also provided for a corresponding reduction of approximately 470 full-time equivalent field employees and 160 full-time equivalent corporate employees. In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $92.3 million in estimated restructuring costs. The Company extended the Coram Consolidation Plan to include the consolidation of the operations of H.M.S.S., Inc. upon its acquisition in September 1994, and accordingly recorded additional estimated restructuring costs of $3.2 million. The estimated costs associated with each component of the Coram Consolidation Plan, which the Company believes to be non-recurring, recorded in the third quarter of

                          CORAM HEALTHCARE CORPORATION

1994, including the write-down of existing assets to their estimated net realizable value, were as follows (in thousands):

                                                               CASH        NON-CASH
                                                           EXPENDITURES    CHARGES      TOTAL
                                                           ------------    --------    -------
    Merger Costs.........................................    $ 27,900      $   600     $28,500
                                                              =======      =======     =======
    Personnel Reduction Costs............................    $ 26,200      $   600     $26,800
    Facility Reduction Costs.............................      15,600       16,300      31,900
    Discontinuance Costs.................................       4,200       32,600      36,800
                                                              -------      -------     -------
    Total Restructuring Costs............................    $ 46,000      $49,500     $95,500
                                                              =======      =======     =======

     Merger costs of $28.5 million consist of executive severance payments of $11.8 million for payments directly related to the merger based on the forms of the respective employment agreements, including covenants not to compete, or prior service provisions, $6.6 million of investment banking fees, $6.9 million of consulting, legal and accounting fees, and $3.2 million of other costs incurred a direct result of the merger.

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

     Facility reduction costs resulting in cash expenditures consist of the cost of fulfilling or buying out existing lease commitments on branch facilities and corporate offices that will be closed as part of the restructuring, reduced by any sublease income. These branches are located throughout the United States. The corporate offices are located in Alpharetta, GA, Houston, TX Miami, FL, Minneapolis, MN and Ontario, CA. It also includes related costs for equipment leases and facility closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. These assets include pharmacy equipment, office and warehouse furniture and fixtures, computer hardware and software, and leasehold improvements. It also includes inventory that has no future value because of the restructuring.

     Discontinuance costs are principally non-cash and consist of the loss on disposal of non-core businesses. The principal businesses are long-term care ("Pharmcare"), ambulatory surgery centers (Surgex), specialized pediatric services (Kids Medical) and Northside Diet Center. In addition, there are several dozen smaller entities, including certain joint ventures and partnerships, that will be disposed of at losses that are not expected to exceed $1 million individually or $15.4 million in the aggregate.

     Actual costs may vary from the recorded charges as the Coram Consolidation Plan continues. Net revenue of the Company includes revenue from non-core businesses that will be discontinued or disposed of as part of the Coram Consolidation Plan approximating $27 million and $40 million in the years ended December 31, 1995 and 1994, respectively. Operating results of those non-core businesses were not material.


     The Company has continued to evaluate the remaining accruals and the estimated costs to complete the Coram Consolidation Plan. The Company recorded a $10.4 million benefit to restructuring costs related to the Coram Consolidation Plan in 1995. Of this amount, $4.1 million was recorded in the first quarter related to Kids Medical. In the second quarter, a $0.3 million benefit was recorded for the sale of a non-strategic asset. In the fourth quarter, many of the final transaction terms related to the restructuring costs were defined and a $6.0 million benefit was recorded. In total, personnel reduction costs were reduced to $5.6 million less than originally estimated, with the major portion of the savings related to the costs of terminating executives and buying out employment and consulting contracts. Facility reduction costs are estimated at $1.1 million over the estimates made in 1994; costs related to branch facilities leases and redundant equipment leases and

                          CORAM HEALTHCARE CORPORATION
operating assets were significantly higher than original loss estimates, offset by a favorable variance on the sublease of one of the former corporate offices. Discontinuance costs were $4.5 million less than original estimates, with the principal favorable variance related to Kids Medical as described below.

     In the first quarter of 1995, the Company sold its 51% ownership interest in Pediatric Partners, Inc., doing business as Kids Medical Club ("Kids Medical"). The Company had estimated that the sale of Kids Medical would result in a $2.7 million loss because Kids Medical had historically sustained losses and made an insignificant contribution to the Company's revenue. An unanticipated gain resulted from (i) positive margins experienced by Kids Medical in the period from the date of the estimate through the date of the sale and (ii) the purchase of Kids Medical by a synergistic buyer, Pediatric Services of America, Inc. The sale of Kids Medical resulted in a $1.4 million gain; therefore, $4.1 million was recorded as a restructuring benefit in the first quarter of 1995.

     At December 31, 1995, the Company had substantially completed the consolidation process contemplated by the Coram Consolidation Plan, including the closure of 136 branch facilities, the downsizing of 20 branch facilities, the consolidation of corporate functions previously conducted in five corporate facilities, and a reduction of approximately 700 full-time equivalent employees. However, the disposition of certain non-core businesses has not yet been completed. A substantial portion of the remaining cash expenditures relate to severance and lease costs that will be paid in future periods. The Company has made total payments and total asset disposals and other adjustments through December 31, 1995, as follows (in thousands):

                              CHARGES THROUGH DECEMBER 31, 1995        BALANCE AT DECEMBER 31, 1995
                              ---------------------------------   --------------------------------------
                                  CASH       NON-CASH             FUTURE CASH     TOTAL    VARIANCE FROM
                              EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES     ESTIMATES
                              ------------   --------   -------   ------------   -------   -------------
    Merger Costs............    $ 25,700     $   600    $26,300      $2,200      $28,500           --
                                 =======     =======    =======      ======      =======      =======
    Personnel Reduction
      Costs.................      19,000         600     19,600       1,200       20,800      $(5,600)
    Facility Reduction
      Costs.................       7,400      21,500     28,900       4,100       33,000        1,100
    Discontinuance Costs....          --      29,900     29,900       2,400       32,300       (4,500)
                                 -------     -------    -------      ------      -------      -------
    Total Restructuring
      Costs.................    $ 26,400     $52,000    $78,400      $7,700      $86,100      $(9,000)
                                 =======     =======    =======      ======      =======      =======

     During May 1995, the Company initiated a second restructuring plan (the "Caremark Business Consolidation Plan") which was contemplated by the Company prior to the acquisition of the Caremark Business. The estimated costs associated with of the Caremark Business Consolidation Plan, charged to operations as a restructuring cost in the second quarter of 1995, aggregated $25.8 million, consisting of estimated cash expenditures of $12.4 million for personnel reduction costs and estimated facility reduction costs of $13.4 million, $6.8 million estimated to be cash expenditures and $6.6 million estimate to be non-cash charges.

     Certain additional restructuring costs were accounted for as an adjustment to the purchase price of the Caremark Business. Those costs consisted of the personnel reduction costs of former Caremark employees of $4.8 million, the facility lease buyout and closure expenses of former Caremark facilities of $2.7 million and vendor contract cancellation charges of former Caremark vendors of $3.9 million. Those costs, all expected to be cash expenditures, totaled approximately $11.4 million.

     Personnel reduction costs include severance payments, fringe benefits and taxes related to employees to be terminated as part of the restructuring, costs of terminating executives, buyout employment contracts as part of the restructuring, and approximately $3.5 million of direct incremental consulting, legal and accounting fees related to development and implementation of the restructuring plan.

     Facility reduction costs resulting in cash expenditures consist of the cost of fulfilling or buying out existing lease commitments on branch facilities that will be closed as part of the restructuring, reduced by any sublease

                          CORAM HEALTHCARE CORPORATION
income. These branches are located throughout the United States. It includes related costs for equipment leases and closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. Those assets include pharmacy equipment, office and warehouse furniture and fixtures, computer hardware and software, and leasehold improvements. It also includes inventory that has no future value because of the restructuring.

     Total restructuring costs associated with the Caremark Business Consolidation Plan as of December 31, 1995 are:

                                                             CASH         NON-CASH
                                                         EXPENDITURES     CHARGES       TOTAL
                                                         ------------     --------     -------
    Personnel Reduction Costs..........................    $ 17,200        $   --      $17,200
    Facility Reduction Costs...........................      13,400         6,600       20,000
                                                            -------        ------      -------
    Total Restructuring Costs..........................    $ 30,600        $6,600      $37,200
                                                            =======        ======      =======

     The Caremark Business Consolidation Plan initially provided for the elimination of approximately 55 and the downsizing of approximately ten of the Company's home infusion facilities and the consolidation of corporate functions. The numbers of branch closures was later increased. It also provided for a corresponding reduction of approximately 730 full-time equivalent field employees and 240 full-time equivalent corporate employees.

     At December 31, 1995, the Company had substantially completed the consolidation process contemplated by the Caremark Business Consolidation. Through December 31, 1995, 78 branches have been closed, and 19 have been downsized and the planned reduction in full-time equivalent employees has been completed. A substantial portion of the remaining cash expenditures relate to severance and lease costs that will be paid in future periods.

     The Company has made total payments and total asset disposals and other adjustments through December 31, 1995, as follows (in thousands):

                              CHARGES THROUGH DECEMBER 31, 1995        BALANCE AT DECEMBER 31, 1995
                              ---------------------------------   --------------------------------------
                                  CASH       NON-CASH             FUTURE CASH     TOTAL    VARIANCE FROM
                              EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES     ESTIMATES
                              ------------   --------   -------   ------------   -------   -------------
    Personnel Reduction
      Costs.................    $  7,300          --    $ 7,300     $  3,200     $10,500      $(6,700)
    Facility Reduction
      Costs.................       3,000      $3,900      6,900       10,600      17,500       (2,500)
                                 -------      ------    -------      -------     -------      -------
                                $ 10,300      $3,900    $14,200     $ 13,800     $28,000      $(9,200)
                                 =======      ======    =======      =======     =======      =======

     The Company continues to evaluate the accruals and the estimated costs to complete the Caremark Consolidation Plan. In the fourth quarter, many of the final transaction terms related to the personnel reduction costs and certain of the facility reduction costs were defined and a $9.2 million benefit was recorded. Estimated personnel reduction costs were reduced $6.7 million below original estimates. Severance payments were below original estimates because of voluntary resignations and savings realized from a new corporate severance policy. Further, use of outside professional services was curtailed by $2.9 million. Estimated facility reduction costs were reduced by $2.5 million principally because of savings in charges related to inventory originally estimated to have no future value because of the restructuring. The aggregate benefit related to the restructuring costs charged to income in the second quarter of 1995.

                          CORAM HEALTHCARE CORPORATION

     The net restructuring costs in 1995 consisted of the following:



        Charge related to the Caremark Business Consolidation Plan........  $ 25,800
        Benefit related to the Coram Consolidation Plan...................   (10,400)
        Benefit related to the Caremark Business Consolidation Plan.......    (9,200)
                                                                            --------
                  Total...................................................  $  6,200
                                                                            ========



     The balance in the "Accrued merger and restructuring" liability at December 31, 1995 consists of future cash expenditures related to:



                Coram Consolidation Plan...........................  $ 7,700
                Caremark Business Consolidation Plan...............   13,800
                Other..............................................    5,900
                                                                     -------
                          Total....................................  $27,400
                                                                     =======


     Although subject to future adjustment, the Company believes it had adequate reserves and liquidity as of December 31, 1995 to complete the Coram Consolidation Plan and Caremark Business Consolidation Plan.

4. INVESTMENTS

     The carrying value of the Company's securities, all of which are classified as available-for-sale, and their approximate fair values at December 31, 1994 were as follows (in thousands):

                                                        AMORTIZED     UNREALIZED     APPROXIMATE
                                                          COST          LOSSES       FAIR VALUE
                                                        ---------     ----------     -----------
    U.S. Government agencies..........................   $   329         $  4          $   325
    Asset and mortgage-backed securities..............     8,256          171            8,085
    U.S. Treasury obligations.........................     7,531           93            7,438
    Corporate obligations.............................       704           11              693
    Other securities..................................         5           --                5
                                                         -------      -------          -------
              Total...................................   $16,825         $279          $16,546
                                                         =======      =======          =======

     The amortized cost and approximate market value of investment securities at December 31, 1994, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The estimated fair value of investment securities is based on quoted market prices and dealer quotations.

     On December 28, 1994, the Company entered into an agreement to sell and repurchase U.S. Treasury obligations totaling approximately $7.4 million. The liability to repurchase securities sold under this agreement is reported as a current liability in the accompanying consolidated balance sheet because of its short-term maturity. The related investments were included as available-for-sale securities at December 31, 1994.

     Gross realized gains and losses on sale of available-for-sale securities, computed using the specific identification method, were as follows (in thousands):

                                                                 YEAR ENDED DECEMBER
                                                                         31,
                                                                ----------------------
                                                                1995     1994     1993
                                                                ----     ----     ----
        Gain..................................................  $ 21     $  8     $ 69
        Loss..................................................  $268     $136     $264

                          CORAM HEALTHCARE CORPORATION

5. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Land and buildings...............................................  $ 4,113     $ 3,135
    Leasehold improvements...........................................    3,791       4,943
    Equipment........................................................   51,528      50,940
    Furniture and fixtures...........................................    8,189       5,898
    Vehicles.........................................................    3,742       5,493
                                                                       --------    -------
                                                                        71,363      70,409
    Less accumulated depreciation and amortization...................   42,087      44,507
                                                                       --------    -------
                                                                       $29,276     $25,902
                                                                       ========    =======

     The above includes immaterial amounts of equipment under capital leases.

6. LINES OF CREDIT AND LONG-TERM DEBT

     Lines of credit and long-term debt are as follows (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Revolving lines of credit......................................        --     $108,099
    Senior Credit Facility.........................................  $227,200           --
    Bridge Note including accrued interest.........................   159,767           --
    Junior convertible subordinated PIK note, due October 1, 2005, plus interest payable semi-annually at 7%, convertible into
      common stock at the conversion rate of $27...................    77,625           --
    Junior non-convertible subordinated PIK note, due October 1,
      2005, plus interest payable semi-annually at 12%.............    26,500           --
    Subordinated convertible debentures, due June 30, 1996, plus interest payable semi-annually at 9%, convertible into common
      stock at the conversion rate of $16.36.......................     6,618        7,000
    Other obligations, including capital leases, at interest rates ranging from 6% to 16%, collateralized by certain property
      and equipment................................................     8,698       10,538
                                                                     --------     --------
                                                                      506,408     $125,637
    Less current scheduled maturities..............................    67,099        5,911
                                                                     --------     --------
                                                                     $439,309     $119,726
                                                                     ========     ========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. As of June 30 and September 30, 1995, the Company had violated certain minimum financial ratios of the Senior Credit Facility and received short-term waivers of such violations and payment extensions, and at June 30, 1995, the Company had classified all its long-term debt as a current liability. On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, which postponed the first principal payment due under the Senior Credit Facility from September 30, 1995 until March 31, 1996, provided a new $25 million credit line (the "Overline") and re-defined certain financial covenants. The maturity dates were shortened from April 6, 2000 to March 31, 1997, and the unused portion of the existing

                          CORAM HEALTHCARE CORPORATION
revolving debt commitments of approximately $64.2 million were terminated. In return, the lenders received warrants to purchase 2,569,342 shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the immediate parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. The lender under the Bridge Note agreed to defer the due date of all interest payments to March 31, 1997. The Company is currently precluded from declaring or paying dividends on its capital stock. The lender had previously been granted the right to receive certain warrants on an accelerated basis (see below), and the right to appoint one director to the Company's Board of Directors. As a result of the restructuring of terms, the Company is no longer classifying its long-term debt as a current liability.

     Under the terms of the Senior Credit Facility as amended through February 6, 1996, the Company has (i) $192.2 million outstanding under a term loan facility (the "Term Loan Facility") with payments commencing March 31, 1996 and a final maturity date of March 31, 1997, and (ii) $35.0 million outstanding under a revolving credit facility with a maturity date of March 31, 1997, including undrawn letters of credit of $0.8 million under which no additional borrowings can be made, and (iii) $25 million available under the Overline revolving credit line maturing December 31, 1996. Interest is based on margins over certain domestic and foreign indices. The weighted average interest rate on borrowings at December 31, 1995, was 8.7%. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net proceeds from sales of assets, other than those sold in the ordinary course of business, and any excess cash balances, as defined, must be applied to prepayment of the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The principal covenants relate to maintenance of minimum revenues, minimum cash receipts, maximum cash disbursements and minimum earnings before interest, taxes, depreciation and amortization. The proceeds of the loans in April 1995 under the Senior Credit Facility were used to repay amounts outstanding under a prior credit facility, to fund a portion of the cash purchase price for the Caremark Business and to pay certain expenses in connection therewith.

     The warrants issued to the Company's lenders under the Senior Credit Facility were valued at $8.0 million, their fair value at date of issuance and are being accounted for as interest expense over the remaining term of the Senior Credit Facility. $1.2 million was charged to expense in the fourth quarter of 1995.

     The Company has contracts expiring in September 1996 limiting its net interest expense on $100 million of its Senior Credit Facility if the foreign index upon which its interest rates are based rises above certain levels. At December 31, 1995, the foreign index was approximately 0.3% below the contract rate. The unamortized cost and fair value of those contracts are immaterial.

     The Bridge Note was issued on April 6, 1995 to DLJ, as an unsecured obligation of the Company in a principal amount of $150 million. The Bridge Note initially bears interest at an annual rate equal to the sum of (i) the rate of interest publicly announced by The Bank of New York from time to time as its prime rate plus (ii) 3.00% plus (iii) an additional 0.50% from and including each quarterly anniversary of such date for as long as the Bridge Note remains outstanding. Payment of interest on Bridge and Rollover Notes and the duration fee which had been due quarterly has been deferred to March 31, 1997. As of December 31, 1995, an additional $9.8 million was issued on the Bridge Note to DLJ for a total unsecured obligation in the principal amount of $159.8 million. The principal amount of the Bridge Note will initially be due and payable in full on April 5, 1996. The Bridge Note also bears a quarterly duration fee of 0.25% of the average principal amount outstanding. The agreement pursuant to which the Bridge Note was issued contains customary covenants and events of default. If the Bridge Note is not repaid in full as of April 6, 1996, rollover notes (the "Rollover Notes") which mature on October 6, 2000 will be issued in an amount equal to the then-outstanding principal amount of the Bridge Note, with interest at a rate based on various indices but no lower than the rate on the

                          CORAM HEALTHCARE CORPORATION

Bridge Note at the rollover date, and increasing by an additional 0.25% quarterly, but not in excess of 21%, and a cash payment of 3% of the Rollover Notes issued.

     In August 1995, DLJ's right to appoint one member of the Company's Board of Directors was accelerated and such director was appointed in November 1995. DLJ will receive warrants to purchase up to 20% of the outstanding shares of Common stock of the Company at a nominal exercise price exercisable until 2005 in accordance with the following table as long as the Rollover Notes are outstanding. The schedule has been accelerated to commence December 30, 1995 and will continue on that basis until such time as all deferred interest and duration fees (together with all interest due thereon) have been paid in full, at which time it will revert back to the original schedule with no return of issued warrants.

            0-89 days....................................................   0.50%
            90-179 days..................................................   1.00%
            180-269 days.................................................   1.00%
            270-359 days.................................................   1.50%
            360-449 days.................................................   2.00%
            450-539 days.................................................   2.50%
            540-629 days.................................................   2.50%
            630-719 days.................................................   3.00%
            720-809 days.................................................   3.00%
            810 days and thereafter......................................   3.00%
                                                                           -----
                                                                           20.00%
                                                                           =====

     Warrants issued to DLJ will be accounted for as interest expense. Warrants on approximately 0.2 million shares of the Company's common stock issued on December 30, 1995 were valued at approximately $0.9 million, their fair value at date of issuance.


     The Junior Subordinated PIK Notes were issued to Caremark in connection with the acquisition of the Caremark Business. See Note 3. Prior to April 6, 1997, interest on the Junior Subordinated PIK Notes is payable in Junior Subordinated PIK Notes of the same type. Thereafter, interest will be payable in cash unless such payment is precluded by subordination provisions of indebtedness senior to the Junior Subordinated PIK notes, in which case interest is payable in Junior Subordinated PIK Notes of the same type. No principal or interest payments may be made if there is a default, or an event of default, on indebtedness senior to the Junior Subordinated PIK Notes. In the event that there is a change in control of the Company, the holder of the Junior Subordinated PIK Notes may require the Company to repurchase such notes at a purchase price equal to the principal amount thereof, plus accrued interest thereon.


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

                          CORAM HEALTHCARE CORPORATION

     At December 31, 1995, the Company was obligated to make principal payments on long-term debt outstanding as follows (in thousands):

YEAR ENDING DECEMBER 31,
- ------------------------
         1996....................................................  $ 67,099
         1997....................................................   173,698
         1998....................................................       624
         1999....................................................        36
         2000....................................................   159,803
         Thereafter..............................................   105,148
                                                                   --------
                                                                   $506,408
                                                                   ========

     The above table reflects a $7.8 million prepayment under the Senior Credit Facility in December 1995. Additional prepayments of $2.5 million were made through March 13, 1995.

7. INCOME TAXES

     The components of consolidated income tax provision (benefit) were as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              1995        1994       1993
                                                            --------    --------    -------
    Current:
      Federal.............................................  $(36,293)   $    237    $27,019
      State...............................................        --          68      3,479
                                                            --------    --------    -------
              Total.......................................   (36,293)        305     30,498
                                                            --------    --------    -------
    Deferred:
      Federal.............................................    16,745     (17,676)    (1,440)
      State...............................................     8,394      (8,860)      (210)
                                                            --------    --------    -------
              Total.......................................    25,139     (26,536)    (1,650)
                                                            --------    --------    -------
              Provision (benefit) for income taxes........  $(11,154)   $(26,231)   $28,848
                                                            ========    ========    =======

     The following table reconciles the effective income tax rate (benefit) to the federal statutory rate:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                1995       1994       1993
                                                                -----      -----      -----
    Federal statutory rate....................................  (35.0)%    (35.0)%     35.0%
    Valuation allowance.......................................   31.9       15.9        6.8
    S corporation income......................................     --         --       (3.0)
    State income taxes, net of federal income tax benefit.....     --       (5.4)       5.8
    Non-deductible merger costs...............................     --        3.2        0.3
    Goodwill..................................................    0.5        1.1        2.0
    Other.....................................................    (.6)       3.1        3.3
                                                                -----      -----      -----
    Effective income tax rate (benefit).......................   (3.2)%    (17.1)%     50.2%
                                                                =====      =====      =====

                          CORAM HEALTHCARE CORPORATION

     The temporary differences, tax effected, which give rise to the Company's net deferred tax asset (liability) were as follows (in thousands):

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1995          1994
                                                                    ---------     --------
    Deferred tax assets:
    Goodwill, net of amortization.................................  $  56,565     $      0
    Restructuring costs...........................................     20,815       33,320
    Net operating loss carryforwards..............................     48,459       14,031
    Accrued litigation............................................      1,767       10,286
    Allowance for doubtful accounts...............................     37,062       11,146
    Accrued vacation..............................................        487          975
    Other accruals................................................      2,602           --
    Other.........................................................        835        1,303
                                                                    ---------     --------
         Total gross deferred tax asset...........................    168,592       71,061
         Less valuation allowance.................................   (158,164)     (38,611)
                                                                    ---------     --------
         Total deferred tax asset.................................     10,428       32,450
    Deferred tax liabilities:
      State taxes.................................................     (8,997)      (4,911)
      Amortization of intangibles.................................       (183)      (1,492)
      Partnerships................................................       (230)        (608)
      Other.......................................................     (1,018)        (299)
                                                                    ---------     --------
         Total deferred tax liabilities...........................    (10,428)      (7,310)
                                                                    ---------     --------
    Net deferred tax asset (liability)............................  $      --     $ 25,140
                                                                    =========     ========

     The income tax benefit recognized in 1995 and 1994 has been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax (benefit) rates from those years differ substantially from the expected combined federal and state income tax (benefit) rates calculated using applicable statutory rates.

     The Company has reduced its net deferred tax assets to zero by a valuation allowance of $158.2 million. Deferred tax assets had been limited to amounts expected to be recovered through (a) carryback of taxable losses and resulting recovery of income taxes previously paid by predecessor entities and (b) offset against deferred tax liabilities that would otherwise become payable in the carry forward period. The Company believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time that they should be offset by a valuation allowance.

     As of December 31, 1995, the Company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $120 million which are available to offset future federal taxable income, expiring in varying amounts in the years 2002 through 2009. This includes approximately $43.4 million generated prior to the Four-Way Merger and subject to separate return limitations of a predecessor Company as well as an annual usage limitation of approximately $4.5 million.

     During October 1995, the Company received a $30.2 million refund related to the carryback of tax losses for its tax year ended September 30, 1995. Of this amount, $17 million related to items in net deferred tax assets, $11 million related to current year tax losses and $2 million related to other items not affecting the results of operations.

     The $10.0 million in prepaid taxes at December 31, 1995, represents additional refunds expected by the Company, and substantially all of this related to items in net deferred tax assets.

                          CORAM HEALTHCARE CORPORATION

8. RELATED PARTY TRANSACTIONS

     Prior to the merger, the Merged Entities entered into agreements with individuals and/or companies considered to be related parties. The majority of these individuals and/or companies are no longer related parties as these individuals are no longer Company employees, officers and/or directors. The following summarizes the significant related party transactions:

     At December 31, 1995 and 1994, the Company had outstanding loans to certain members of management approximating $0.7 million and $1.5 million, respectively. The loans are collateralized by the individuals' former primary residences and had interest rates ranging from zero to 7.2% per annum. The principal amount of the loans and all interest accumulated is due no later than one year from the date of origination.

     In 1994, a note receivable of $0.4 million from a former Director of one of the Merged Entities was forgiven by the Company as part of his severance. Receivables from officers and other related parties were approximately $0.7 million at December 31, 1994. No receivables were outstanding as of December 31, 1995.

     Certain executive officers and consultants to the Merged Entities had employment, severance or consulting agreements that entitled such executive officers or consultants to certain termination, severance and consulting payments upon consummation of the merger or upon termination of employment following the merger. In conjunction with the Coram Consolidation Plan (see Note
3), the Company accrued $18.8 million for the termination of the existing employment, consulting and/or severance agreements with these individuals. This accrual is included as a component of the Coram Consolidation Plan.

     A former Director of one of the Merged Entities is associated with a law firm that rendered various legal services to the Company. The legal fees to the firm approximated $0.2 million in 1994 and $0.3 million in 1993.

     A Director of the Company is associated with a law firm that rendered various legal services to the Company. The legal fees to the firm approximated $2.4 million in 1995 and $1.4 million in 1994.

     Certain former Directors of one of the Merged Entities were employed as consultants. Consulting fees to these individuals approximated $2.5 million and $0.3 million during 1994 and 1993, respectively. In 1995, no consulting fees were paid to former Directors and consulting fees paid to a new Director were approximately $2.0 million.

     A director of the Company is an executive officer of an affiliate of an investment banking firm that rendered financial advisory and investment banking services to the Company that approximated $6.5 million in 1995.

9. STOCKHOLDERS' EQUITY

     At December 31, 1995, the Company was authorized to issue 10 million shares of preferred stock, $.001 par value, which may be issued at the discretion of the Company's Board of Directors without further stockholder approval. The Board can also determine the preferences, rights, privileges and restrictions of any series of preferred stock. At December 31, 1995 and 1994, there were no shares of preferred stock issued and outstanding.

     In accordance with the Merger Agreement, the Company assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the Company's Board of Directors. In addition, the Company has implemented the 1994 Stock Option Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which an aggregate of up to 7.9 million shares of common stock are

                          CORAM HEALTHCARE CORPORATION
reserved for issuance. In 1995, options to purchase approximately 7.1 million shares of Coram stock were issued under the 1994 Plan and no shares were issued under the Purchase Plan.

     On December 28, 1995, the Company's Chairman and the outside members of the Board of Directors returned stock options held by them for 3.9 million shares.

     Common shares reserved for future issuance also include approximately 0.8 million shares related to options outside of the 1994 Plan, 3.3 million shares related to convertible debt (see Note 6), and 5.8 million shares related to stock purchase warrants.

     Stock Option Plan. The 1994 Plan contains three separate incentive programs which provide for the granting of stock options to certain officers, key employees, consultants and non-employee members of the Company's Board of Directors. Options granted under the 1994 Plan may constitute either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options may be granted at exercise prices ranging from 85% to 100% of the fair market value of the Company's stock at the date of grant. Options granted under the 1994 Plan expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. The 1994 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made and the incentive program to be utilized. During the year ended December 31, 1995 the options granted under the 1994 Plan were all at 100% of fair market value of the Company's stock at the date of grant with the exception of key executives who received incentive options at 85% of fair market value. In addition, on September 8, 1995, the exercise price of the options under the 1994 Plan were adjusted to $5.50 per share, except for outside directors who returned their original exercise prices.

     The Company had an option agreement outside of the 1994 Plan, with a firm performing consulting services to the Company for the purchase of 0.6 million shares of the Company's common stock granted as of November 2, 1994 at an exercise price of $15.63 and expiring in November 1999. This option was to vest over a 3 year period, commencing in November 1994. These options were accounted for using the fair value method of measurement at the date of grant. In September 1995, those options were canceled and 0.2 million shares of the Company's common stock was issued to that firm. The cancellation of the options and the issuance of the Company's stock were accounted for as consulting expenses in the amount of approximately $1.5 million in the year ended December 31, 1995.

                          CORAM HEALTHCARE CORPORATION

     A summary of the stock option transactions under the prior stock option plans and the 1994 Plan and other options is as follows (in thousands):

                                                                             EXERCISE PRICE
                                                                  SHARES       PER SHARE
                                                                  ------     --------------
    Balance at January 1, 1993..................................   3,538      $ 0.79-$92.26
      Options granted...........................................   1,254        9.52- 41.67
      Options exercised.........................................    (258)       0.79- 32.92
      Options canceled..........................................    (714)       1.38- 51.19
                                                                  ------      -------------
    Balance at December 31, 1993................................   3,820        1.44- 92.26
      Options granted...........................................   5,080       11.00- 18.41
      Options exercised.........................................    (867)       1.44- 19.84
      Options canceled..........................................    (914)       1.44- 92.26
                                                                  ------      -------------
    Balance at December 31, 1994................................   7,119        1.44- 92.26
      Options granted...........................................   7,943        2.98- 22.25
      Options exercised.........................................    (791)       1.44- 24.02
      Options canceled or returned..............................  (7,126)       2.84- 92.26
                                                                  ------      -------------
    Balance at December 31, 1995................................   7,145      $ 1.44-$92.26
                                                                  ======      =============
    Total options exercisable at December 31, 1995..............   1,570      $ 1.44-$92.26
                                                                  ======      =============

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation." Statement No. 123 is applicable for fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow existing accounting under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations. The Company has not yet determined whether it will elect to use fair value or to follow APB No. 25 and related Interpretations in accounting for its employee stock options. The Company has not yet determined the impact on its financial position or results of operations, should it decide to adopt fair value accounting.

     Warrants to Purchase Common Stock. The following warrants are outstanding or issuable at December 31, 1995.

                                                          EXERCISE PRICE        EXPIRATION
                                              SHARES        PER SHARE              DATE
                                            ----------    --------------    -------------------
    Issued to lenders under Senior Credit
      Facility (Note 6)...................   2,569,342       nominal         October 13, 2000
    Issued to DLJ (Note 6)................     201,845       nominal           June 15, 2005
    Issued in settlement of T(2)
      litigation (Note 10)................   2,520,000       $22.125           July 10, 1999
    Issued in settlement of dispute with
      former principals of Company
      acquired by T(2) (Note 10)..........     281,250        $4.625        September 30, 1999
    Issued by Merged Entities prior to
      Four-Way Merger.....................     212,436    $12.58-$29.63      March 1, 1996 to
                                                                                   none

                          CORAM HEALTHCARE CORPORATION

10. COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office, other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments including real estate taxes and other operating costs. Total rental expense for 1995, 1994 and 1993 was approximately $17.5 million, $14.8 million and $14.3 million, respectively, exclusive of amounts charged to restructuring reserves. At December 31, 1995 the aggregate future minimum lease commitments were as follows (in thousands):

                                                                   CAPITAL     OPERATING
                                                                    LEASE       LEASES
                                                                   -------     ---------
        Year Ended December 31,
          1996...................................................  $ 1,460      $17,450
          1997...................................................    1,070       11,862
          1998...................................................      520        6,423
          1999...................................................       --        3,617
          2000...................................................       --        2,147
          Thereafter.............................................       --          380
                                                                    ------      -------
          Total minimum lease payments...........................    3,050      $41,879
                                                                                =======
          Less amounts representing interest.....................      345
                                                                    ------
          Net minimum lease payments.............................  $ 2,705
                                                                    ======

     Capital lease obligations are included in other obligations (see Note 3). Operating lease obligations exclude $7.1 million, less $4.9 million of subleases, accrued for as part of the restructuring costs under the Coram and Caremark Business Consolidation Plans (See Note 3).

     Employee Benefit Plans. The Merged Entities provide various defined contribution plans that were available to their employees. Management of the Company merged these benefit plans during 1995. Eligible employees include all individuals over the age of 21 and have worked at least 1,000 hours for the Company in a one year period. The Company offers a matching program of $.50 for every $1 contributed up to the first 6% of the employees pay. The Company's contributions vest as follows: 1 year 0%, 2 years 25%, 3 years 50% 4 years 75% and 5 years 100%. During the years ended December 31, 1995, 1994 and 1993, total contributions to these plans were approximately $1.9 million, $1.4 million and $1.3 million, respectively.


     Litigation. In mid-August 1995, a number of law suits purporting to be class actions were filed against the Company and certain of its officers and directors. The suits allege various violations of the Securities Exchange Act of 1934 and other matters and seek damages related to the decrease in the trading price of the Company's stock. On November 2, 1995, a shareholder derivative action asserting substantially similar allegations was filed against the directors and a former director of the Company. The Company intends to vigorously defend itself in these matters, but their ultimate disposition cannot be determined at this time. Accordingly, no provision for any loss that may result upon resolution of the suits has been made in the consolidated financial statements.


     On September 11, 1995, as amended October 6, 1995, the Company filed suit against Caremark and Caremark International in California, alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices, and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. On October 12, 1995, Caremark and Caremark International filed suit against the Company in Illinois alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million and punitive damages. That suit was dismissed on

                          CORAM HEALTHCARE CORPORATION

December 22, 1995. The matter is now on appeal. On January 17, 1996, Caremark filed a cross complaint against the Company in the California court containing allegations substantially similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages. The Company intends to vigorously defend itself in this matter, but due to the uncertainties inherent in the early stages of litigation, no assurance can be given as to the ultimate outcome of either of these suits at this time. Accordingly, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.



     The settlement of class action shareholder litigation initiated against T(2) in 1992 became final on May 19, 1995. Pursuant to the settlement, the Company paid $25.7 million (of which approximately $7.8 million was contributed by the Company's insurance carrier) and issued warrants to acquire 2.5 million shares of the Company's stock at an exercise price of $22.125 per share, which the Company valued at $1 each. The Company accrued the estimated settlement cost in 1994. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram stock which they received pursuant to the settlement had been artificially inflated during the period of settlement negotiations due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. Plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals On November 3, 1995 which the Company is seeking to have dismissed. The Company intends to defend the appeal if the Eleventh Circuit accepts jurisdiction.


     A separate action seeking substantially similar relief against the Company and certain of its current or former officers and directors was filed on November 21, 1995 in the United States District Court for the Northern District of Georgia. This action was brought on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of the shareholder litigation, described above. Plaintiffs field an amended complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements which caused a fraud on the market and artificially inflated the price of the Company's common stock during the period from August 1994 through August 1995. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, fraud and breach of the covenant of good faith and fair dealing. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price with the Company's common stock trading at its alleged true value. The defendants filed a motion to dismiss the complaint on March 13, 1996.

     Since late 1993, the SEC has been conducting a formal investigation into the events that led to the restatement of T(2)'s financial statements for the periods ended December 31, 1992 and March 31, 1993 and certain other matters. The SEC has subpoenaed certain information and T(2) has responded.

     All of the litigation involving shareholders and involving Caremark could take many years to resolve, including appeals. The Company is seeking to proceed with the litigation expeditiously, and it is possible some or all of it could be resolved during 1996. However, the effect on the financial statements of the resolution of any of these suits in 1996 cannot be determined at this time. An unfavorable outcome could have a material adverse effect on the financial position, results of operations and liquidity of the Company.

     The $23.2 million provision for litigation settlements recorded in 1994 consists of $17.2 million related to the class action shareholder litigation described above, and the settlements with the former principal of a Company acquired by T(2) and the OIG of $3.0 million and $0.5 million, respectively, described below.

     In the fourth quarter of 1995, the Company and the former principals of a Company acquired by T(2) in 1992 agreed to enter into a new settlement agreement and rescind a 1994 agreement to settle a dispute related to the valuation of the acquisition transaction. The 1994 settlement was valued by the Company at $3.0 million and consisted of warrants to acquire 0.5 million shares of the Company's stock and payments of

                          CORAM HEALTHCARE CORPORATION
up to $4 million contingent on the value of the warrants. Under the 1995 settlement, the Company paid $1.6 million in cash, 0.3 million shares of the Company's common stock, and warrants to acquire an additional 0.3 million shares at $4.625 per share. The Company is obligated to make a contingent cash payment of up to $2.3 million at the end of the five-year term of the warrants provided, however, that the payment will be reduced, dollar-for-dollar, to the extent of the aggregate positive spread in excess of $4.625 per share on any warrants exercised prior to, or exercisable at the end of, the five year term of the warrants. The Company's obligation to make any cash payment terminates if the Company's stock price exceeds $12.625 for any five consecutive business days during the term of the warrants, following the effectiveness of a registration statement with the Securities and Exchange Commission. The Company is obligated to pay $0.2 million for each 30 day delay in such effectiveness past March 25, 1996, but any such payment reduces the potential $2.3 million contingent payment. The net expenses accrued in connection with the settlement and rescission was $2.2 million.


     On September 30, 1994, the U.S. District Court for the Northern District of Georgia (Atlanta Division) approved the settlement of the investigations conducted by Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services regarding T(2)'s financial arrangements with physicians. T(2), in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The order further requires T(2) to comply with certain standards when providing management or other services to physicians. Under the terms of the settlement, T(2) paid the federal government $500,000 to reimburse the government for the costs of its investigation and settle its claims. T(2) will continue to participate in the Medicare/Medicaid programs.

     The Company is involved in various legal proceedings incidental to the normal course of business. While it is not possible to predict the outcome of such proceedings with certainty, management is of the opinion that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     Other Commitments. The Company's agreements with its lithotripsy physician partners contemplate that the Company will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the physician from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, the Company believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The financial instruments included in the Company's assets and current liabilities (excluding long-term debt) are reflected in the financial statements at amounts approximating their fair value because of the short-term maturity of those instruments. See Note 4 for further information on the Company's investment securities.

     The Company's long-term debt is not publicly traded, and market quotations indicative of its fair value are not available. At December 31, 1994, the estimated fair value of the Company's long-term debt was determined based on interest rates that were currently available to the Company for issuance of debt with similar terms and remaining maturities, and the fair value approximated the carrying amount of $125.6 million.

     At December 31, 1995, the Company's ability to borrow was limited and the following information about the fair value of its long-term debt is furnished. At December 31, 1995, the Company has long-term debt carried at $506.4 million. The Senior Credit Facility is carried at $227.2 million and the Company estimates that its fair value approximates its face value based on the interest rate, security, covenants and remaining term to maturity.

                          CORAM HEALTHCARE CORPORATION

     It is not practicable to determine the fair value as of December 31, 1995 of the Bridge Note, carried at $159.8 million, the subordinated convertible debentures, carried at $6.6 million, or the Junior Subordinated PIK Notes, carried at $104.1 million. The obligations are all unsecured and subordinate to the Company's Senior Credit Facility, and cash payments of principal or interest cannot be made under terms of the Senior Credit Facility, except for interest on the Subordinated Convertible Debentures. The timing and amounts of payments that may be made in the future is not determinable at this time. Further, the Company is not able to determine at what interest rate subordinated loans may be available to the Company, or whether loans on a subordinated unsecured basis would even be available. The Company believes the fair value Bridge Note and the subordinated convertible debentures at December 31, 1995 may be substantially less then their carrying amount because of their subordination provisions and remaining term to maturity and the Company's adverse operating results and liquidity. In January 1996, Caremark announced that it was taking a charge to earnings to adjust downward to 25 cents on the dollar the value of the Junior Subordinated PIK Notes for an "other than temporary" impairment in value; the Company has no view as to whether such adjustment by Caremark is indication of the fair value of the Junior Subordinated PIK Notes at that date. As further described in Note 6, these notes consist of a $77.6 million Junior Convertible Subordinated PIK Note and a $26.5 million Junior Nonconvertible Subordinated PIK Note; the former note will become convertible on April 6, 1996 into 2.9 million shares of the Company common stock which had a quoted market price of approximately $12.6 million as of December 31, 1995. The subordinated convertible debentures are convertible into 0.4 million shares of the Company's common stock which had a quoted market price of $1.8 million at December 31, 1995. The other obligations carried at $8.7 million have an estimated fair value approximating their carrying amount.


     Considerable judgment is required in developing estimates of fair value and the information furnished above is not meant to be indicative of what such debt could be settled for. See Note 6 for additional disclosures relating to the Company's long-term debt.

     The Company has investments in unconsolidated subsidiaries totaling approximately $6.8 million and $3.2 million at December 31, 1995 and 1994, respectively. Since these subsidiaries are all closely held companies and there are no quoted market prices, it is not practicable to estimate the fair value of such investments.

12. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                  FOURTH        THIRD        SECOND       FIRST
                                                 QUARTER       QUARTER      QUARTER      QUARTER
                                                 --------     ---------     --------     --------
Year Ended December 31, 1995
  Total revenue................................  $153,715     $ 164,741     $179,351     $104,778
  Gross profit.................................    37,127        35,067       41,511       29,170
  Net income (loss)............................   (17,649)     (254,662)     (66,347)*      4,609
                                                 ========     =========     ========     ========
  Net income (loss) per common share...........  $  (0.44)    $   (6.38)    $  (1.67)*   $   0.11
                                                 ========     =========     ========     ========
Year Ended December 31, 1994
  Net revenue..................................  $113,578     $ 110,206     $113,647     $113,065
  Gross profit.................................    33,476        31,432       36,356       36,050
  Net income (loss)............................    (1,107)     (121,176)      (9,000)       3,211
                                                 ========     =========     ========     ========
  Net income (loss) per common share...........  $  (0.03)    $   (3,14)    $  (0.23)    $   0.08
                                                 ========     =========     ========     ========

- ---------------

 * The amount previously classified in the second quarter as an extraordinary loss of $3,396 ($0.08 per share) on early extinguishment of debt is no longer reported as extraordinary because it is immaterial.

                          CORAM HEALTHCARE CORPORATION

     In 1995, unusual or infrequently occurring charges included the benefit related to restructuring reserves of $15.2 million recorded in the fourth quarter, the Company's accrual of $25.8 million estimated restructuring costs for the Caremark Business Consolidation Plan in the second quarter and the charge of $203.4 million for long-lived assets and acquired receivables and a special provision for uncollectible accounts of $20.0 million in the third quarter.

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

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                 BALANCE AT     CHARGED TO       CHARGED TO
                                 BEGINNING      COSTS AND      OTHER ACCOUNTS     DEDUCTIONS      BALANCE AT
          DESCRIPTION            OF PERIOD       EXPENSES         DESCRIBE         DESCRIBE      END OF PERIOD
- -------------------------------  ----------     ----------     --------------     ----------     -------------
Year Ended December 31, 1995
Reserve and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts..................   $ 17,990       $ 68,912         $ 41,124(3)      $(64,187)(1)     $63,839
Year Ended December 31, 1994
Reserve and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts..................   $ 25,076       $ 36,817         $  3,901(2)      $(46,383)(1)     $17,990
                                                                                      2,886(4)
                                                                                     (4,307)(5)
Year ended December 31, 1993
Reserve and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts..................   $ 17,530       $ 29,751         $  2,834(2)      $(24,788)(1)     $25,076
                                                                                       (251)(4)

- ---------------

(1) Accounts written off, net of recoveries.

(2) Balance acquired in purchase acquisition(s).

(3) Balance related to the Acquisition of Caremark Business, including $37,000 charged to operations in the quarter ended September 30, 1995.

(4) Other charges.

(5) Reclassification.

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
           2.1         -- Agreement and Plan of Merger dated as of February 6, 1994, by and among the Registrant, T2, Curaflex, HealthInfusion, Medisys, T2
                          Acquisition Company, CHS Acquisition Company, HII Acquisition
                          Company and MI Acquisition Company (Incorporated by reference to
                          Exhibit 2.1 of Registration No. 33-53957 on Form S-4).
           2.2         -- First Amendment to Agreement and Plan of Merger dated as of May 25,
                          1994, by and among the Registrant, T2 Curaflex, HealthInfusion,
                          Medisys, T2 Acquisition Company, CHS Acquisition Company, HII
                          Acquisition Company and MI Acquisition Company (Incorporated by
                          reference to Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
           2.3         -- Second Amendment to Agreement and Plan of Merger dated as of July
                          8, 1994 by and among the Registrant, T2, Curaflex, HealthInfusion,
                          Medisys, T2 Acquisition Company, CHS Acquisition Company, HII
                          Acquisition Company and MI Acquisition Company (Incorporated by
                          reference to Exhibit 2.3 of the Registrant's Current Report on Form
                          8-K dated as of July 15, 1994).
           2.4         -- Asset Sale and Note Purchase Agreement, (the "Asset Purchase
                          Agreement") among the Registrant, Caremark International Inc. and
                          Caremark Inc. dated as of January 29, 1995 (Incorporated by reference to Exhibit C of the Registrant's Current Report on Form
                          8-K dated April 6, 1995). The exhibits and schedules to the Asset
                          Purchase Agreement are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibits or schedule with the Securities and Exchange Commission.
           2.5         -- Agreement and Plan of Merger among the Registrant, CHC Acquisition
                          Corp. and Lincare Holdings Inc., (the "Lincare Merger Agreement")
                          dated as of April 17, 1995 (Incorporated by reference to Exhibit B of the Registrant's Current Report on Form 8-K dated May 2, 1995).
                          The exhibits and schedules to the Lincare Merger Agreement are omitted from this Exhibit. The Company agrees to furnish
                          supplementally any omitted exhibit or schedule with the Securities and Exchange Commission.
           3.1         -- Certificate of Incorporation of Registrant, as amended through May
                          11, 1994 (Incorporated by reference to Exhibit 3.1 of Registration
                          No. 33-53957 on Form S-4).
           3.2         -- Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 of
                          Registration No. 33-53957 on Form S-4).
           4.1         -- Form of Common Stock Certificate for the Registrant's common stock,
                          $.001 par value per share. (Incorporated by reference to Exhibit
                          4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
          10.1         -- Amended and Restated Credit Agreement dated as of February 10,
                          1995, by and among Curaflex, T2, HealthInfusion, Medisys, and HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent (the
                          "Amended Credit Agreement") (Incorporated by reference to Exhibit
                          10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). The exhibits and schedules to the Amended
                          Credit Agreement are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibit or schedule to the
                          Securities and Exchange Commission upon request.
          10.2         -- Form of Employment Agreement between the Registrant and Charles A.
                          Laverty (Incorporated by reference to Exhibit 10.1 of Registration
                          No. 33-53957 on Form S-4).
          10.3         -- Form of Severance/Non-Compete Agreement between the Registrant and
                          Miles E. Gilman (Incorporated by reference to Exhibit 10.2 of
                          Registration No. 33-53957 on Form S-4).
          10.4         -- Form of Severance/Non-Compete Agreement between the Registrant and
                          William J. Brummond (Incorporated by reference to Exhibit 10.3 of
                          Registration No. 33-53957 on Form S-4).
          10.5         -- Form of Severance/Non-Compete Agreement between the Registrant and
                          Tommy H. Carter (Incorporated by reference to Exhibit 10.4 of
                          Registration No. 33-53957 on Form S-4).
          10.6         -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain executive officers.
                          (Incorporated by reference to Exhibit 10.6 of the Registrant's Form
                          10-K for the year ended December 31, 1994).

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
          10.7         -- Registrant's 1994 Stock Option/Stock Issuance Plan and related forms of agreements (Incorporated by reference to Exhibit 10.15 of
                          Registration No. 33-53957 on Form S-4).
          10.8         -- Registrant's Employee Stock Purchase Plan (Incorporated by
                          reference to Exhibit 10.16 of Registration No. 33-53957 on Form
                          S-4).
          10.9         -- 401(k) Plan of T2 dated December 8, 1989 (Incorporated herein by reference to Exhibit 10(s) of T2 Annual Report on Form 10-K for the
                          fiscal year ended September 30, 1989, filed with the Commission on or about December 29, 1988.
          10.10        -- 1988 Stock Option Plan of T2, as amended and restated as of July
                          31, 1990 and as further amended as of (i) August 20, 1991; (ii)
                          November 12, 1991; and (iii) July 6, 1992 (Incorporated by
                          reference to Exhibit 10.18 of Registration No. 33-53957 on Form
                          S-4).
          10.11        -- Curaflex 1989 Stock Option Plan (Incorporated by reference to
                          Exhibit 10.53 of Registration No. 33-53957 on Form S-4).
          10.12        -- Curaflex Amended 1990 Stock Option Plan (Incorporated by reference to Exhibit 10.54 of Registration No. 33-53957 on Form S-4).
          10.13        -- Curaflex Directors' Nonqualified Stock Option Plan (Incorporated by
                          reference to Exhibit 10.59 of Registration No. 33-53957 on Form
                          S-4).
          10.14        -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as amended
                          (Incorporated by reference to Exhibit 10.61 of Registration No.
                          33-53957 on Form S-4).
          10.15        -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                          (Incorporated by reference to Exhibit 10.62 of Registration No.
                          33-53957 on Form S-4).
          10.16        -- 1989 Stock Option Plan of Medisys (Incorporated by reference to
                          Exhibit 10.85 of Registration No. 33-53957 on Form S-4).
          10.17        -- Form of Non-Plan Option Agreement of Medisys (Incorporated by
                          reference to Exhibit 10.86 of Registration No. 33-53957 on Form
                          S-4).
          10.18        -- Credit Agreement among Coram Healthcare Corporation, Coram, Inc., the Lenders named therein and Chemical Bank, as Administrative
                          Agent, Collateral Agent and Fronting Bank (the "Senior Credit
                          Facility") dated as of April 6, 1995. (Incorporated by reference to
                          Exhibit D of the Registrant's Current Report on Form 8-K dated
                          April 6, 1995). The exhibits and schedules to the Senior Credit
                          Facility are omitted from this Exhibit. The Company agrees to furnish supplementally any omitted exhibit or schedule to the
                          Securities and Exchange Commission.
          10.19        -- First Amendment and Waiver to the Credit Agreement, dated as of
                          August 9, 1995, together with exhibits hereto, among the
                          Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to
                          Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for
                          the quarter ended September 30, 1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the
                          Securities and Exchange Commission.

         EXHIBIT
         NUMBER                                       EXHIBIT
  -------------------------------------------------------------------------------------------
          10.20        -- Second Amendment to the Credit Agreement dated as of September 7,
                          1995, by and among the Registrant, Coram Inc., each Subsidiary
                          Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.
                          (Incorporated by reference to Exhibit 10.20 of the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange
                          Commission.
          10.21        -- Third Amendment and Limited Waiver to the Credit Agreement, dated as of September 29, 1995, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial
                          Institutions party thereto (as defined therein), and Chemical Bank as Agent (Incorporated by reference to Exhibit 10.21 of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange
                          Commission.
          10.22        -- Fourth Amendment and Limited Waiver to the Credit Agreement and
                          First Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the
                          Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions Party thereto (as defined therein) and Chemical Bank as Agent (Incorporated by reference to the Company's Current Report on Form 8-K as filed October 24,
                          1995).
          10.23        -- Warrant Agreement dated as of October 13, 1995, among the
                          Registrant, Coram Inc., and the other parties specified therein
                          (Incorporated by reference to the Company's Current Report on Form
                          8-K as filed October 24, 1995).
          10.24        -- Amendment and Limited Waiver to Bridge Securities Purchase
                          Agreement, dated as of October 13, 1995, by and among the
                          Registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.
                          (Incorporated by reference to Exhibit 10.24 of the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1995). Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange
                          Commission.
          10.25        -- Form of Employment Agreement between the Registrant and Donald J.
                          Amaral. (Incorporated by reference to Exhibit 10.25 of the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1995).
          10.26        -- Securities Purchase Agreement ("Securities Purchase Agreement") and
                          Form of Subordinated Bridge Note, dated as of April 6, 1995, among
                          Coram Inc., Coram Funding, Inc. and the Registrant (Incorporated by
                          reference to Exhibit E of the Registrant's Current report on Form
                          8-K dated April 6, 1995). The exhibits and schedules to the
                          Securities Purchase Agreement are omitted from this Exhibit. The
                          Registrant agrees to furnish supplementally any omitted exhibit or schedule to the Securities and Exchange Commission.
          22.1         -- Subsidiaries of the Registrant.
          23.1         -- Consent of Ernst & Young LLP.*
          23.2         -- Consent of Deloitte & Touche LLP.
          23.3         -- Consent of KPMG Peat Marwick LLP.
          23.4         -- Consent of Arthur Andersen LLP.
          23.5         -- Consent of Coopers & Lybrand LLP.
          27           -- Financial Data Schedule.

- ---------------

* Filed herewith.