Form 10-Q/A
period 1996-03-31
CORAM HEALTHCARE CORP
filed 1996-06-06
CIK 924174

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                  FORM 10-Q/A

                             ---------------------

                                AMENDMENT NO. 1

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
                                                                          =======     ========

                            See accompanying notes.

SUPPLEMENTAL INFORMATION:

     Depreciation and amortization (including amortization of financing costs) was $16,597 and $5,571 in the three-month periods ended March 31, 1996 and March 31, 1995, respectively.

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


     On May 19, 1995, a judgment was entered dismissing with prejudice the class action shareholder litigation which was initiated against T(2) in 1992. Based on the terms of the settlement, the Company paid the shareholder class $25.0 million in cash (of which approximately $7.8 million was contributed by the Company's insurance carriers), and issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.25 per share. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram Common Stock which they received pursuant to the settlement had been artificially inflated during the period of settlement negotiations due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. Plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals on November 3, 1995 which the Company is seeking to have dismissed. The Company intends to vigorously oppose the appeal.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)  Exhibit


       * 27          -- Financial Data Schedule
       * 99.1        -- Fifth Amendment to Credit Agreement Dated as of February 6, 1996,
                        including Exhibit A -- Subsidiaries of Coram Healthcare Corporation.
       * 99.2        -- Sixth Amendment to Credit Agreement Dated as of April 19, 1996,
                        including Exhibit A -- Subsidiaries of Coram Healthcare Corporation.


- ---------------


* Previously Filed.


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

                                            CORAM HEALTHCARE CORPORATION


                                            By:    /s/  RICHARD M. SMITH

                                                       Richard M. Smith
                                                   Chief Financial Officer


June 5, 1996