Form 10-K405/A
period 1995-12-31
CORAM HEALTHCARE CORP
filed 1996-06-27
CIK 924174

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                      WHICH REGISTERED
  ----------------------------------------       --------------------------
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


     Goodwill and Other Long-Lived Assets. At September 30, 1995, before the write-off described herein, the Company had goodwill of $512.7 million, or 53.6% of its assets, including $166.4 million cost in excess of identifiable net assets acquired that was added to goodwill in 1995 as a result of the Caremark Business acquisition. It is the Company's policy to review the recoverability of goodwill and other long-lived assets at least quarterly. If such a review indicated that they would not be recoverable, based on undiscounted estimated future net cash flows over their remaining depreciation and amortization period, their carrying value would be reduced to the estimated fair value. An inability to recover such assets may be suggested by, among other conditions, cash flow deficits; an historic or anticipated decline in revenues or operating profits; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or, a material decrease in the fair value of some or all of the assets. Most of the Company's goodwill and a significant portion of its other long-lived assets relate to the alternate site infusion therapy business. The goodwill and other long-lived assets related to that business were reviewed in the aggregate, for the entire alternate site infusion therapy business at June 30. Such review indicated that the undiscounted estimated future net cash flows, in the aggregate, even at the relatively low levels in the Company's projections, when projected over the thirty to forty year amortization period of the goodwill, exceeded the carrying amount of the goodwill and other long-lived assets.



     In the third quarter, the possibility that impairment of goodwill and other long-lived assets might exist had been indicated by the adverse results of the Caremark Business, the decline in consolidated 1995 revenues from those forecasted earlier in the year, the continuing decline in those revenues through the third quarter of 1995, the cash flow deficits and operating losses and an apparent decline in the fair value of goodwill. The Company determined to shorten the future amortization period for all of its goodwill to a remaining life of 25 years as of October 1, 1995 because of uncertainties in its business environment and the recent adverse operating results, and to perform a review for impairment as of September 30, 1995 separately for each of the 51 market areas in which the Company operates its home infusion therapy business. If the undiscounted net cash flows over the future amortization period for a market area are less than the carrying amounts of the goodwill and other long-lived assets related to that area, then an impairment loss is recognized by a charge to income equal to the excess of the carrying amount of the assets over their estimated fair value. Corporate costs that are substantially related to branch operations are allocated to the market areas. The Company believes that its goodwill is defined by the relationships -- substantially all of which are non-contractual -- with physicians, medical groups, hospitals, case managers at managed care organizations, and other referral sources to the Company in the marketplace, and has therefore allocated the goodwill to each market area in proportion to revenues. Fair value of the assets are based upon estimated future cash flows from each market area.


     Based on this calculation, a impairment loss of $166.4 million was recorded as of September 30, 1995, of which $158.1 million related to goodwill, and $8.3 million related to other assets. This was a general write-off of the goodwill and other long-lived assets of the home infusion business and was not solely related to any specific acquisition.


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

                                                                   1995 QUARTER ENDED
                                                 ------------------------------------------------------
                                                 DECEMBER 31     SEPTEMBER 30     JUNE 30     MARCH 31
                                                 ------------    -------------    --------    ---------
Net revenue....................................    $153,715        $ 164,741      $179,351     $104,778
Cost of service................................     116,588          129,674       137,840       75,609
                                                   --------        ---------      --------     --------
Gross profit...................................      37,127           35,067        41,511       29,169
Operating expenses:
  Selling, general and administrative
     expenses..................................      32,990           40,844        41,312       17,885
  Provision for estimated uncollectible
     accounts..................................      12,333           36,518        16,049        4,013
  Amortization of goodwill.....................       4,820            2,947         4,767        2,790
  Charge for long-lived assets and acquired
     receivables:
     Goodwill and other assets.................          --          166,373            --
     Valuation of acquired receivables.........          --           37,000            --
  Restructuring costs (benefit), net...........     (15,203)              --        25,501       (4,131)
                                                   --------        ---------      --------     --------
          Total operating expenses.............      34,940          283,682        87,629       20,557
                                                   --------        ---------      --------     --------
Operating income (loss)........................       2,187         (248,615)      (46,118)       8,612
Other income (expense):
  Interest (expense)...........................     (18,116)         (14,236)      (13,953)      (3,436)
  Other income (expense), net..................         631           (1,445)          891          740
                                                   --------        ---------      --------     --------
Loss before income taxes and minority
  interests....................................     (15,298)        (264,296)      (59,180)       5,916
  Provision (benefit) for income taxes.........         156          (10,204)           --       (1,105)
  Minority interest in net income of
     consolidated joint ventures...............       2,195              570         3,771        2,432
                                                   --------        ---------      --------     --------
Net loss.......................................    $(17,649)       $(254,662)     $(66,347)       4,589
                                                   ========        =========      ========     ========
Net loss per share.............................    $   (.44)       $   (6.38)     $  (1.67)    $   0.11
                                                   ========        =========      ========     ========
Weighted average common shares outstanding.....      40,369           39,915        39,685       40,939
                                                   ========        =========      ========     ========

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

- ---------------

* Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 1996.


                                            CORAM HEALTHCARE CORPORATION

                                            By:  /s/  RICHARD M. SMITH
                                                 -------------------------
                                                      Richard M. Smith
                                                  Chief Financial Officer

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Reports of Independent Auditors.......................................................  F-2
Consolidated Balance Sheets -- As of December 31, 1995 and 1994.......................  F-7
Consolidated Statements of Operations -- Years Ended December 31, 1995, 1994 and
  1993................................................................................  F-8
Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1995,
  1994 and 1993.......................................................................  F-9
Consolidated Statements of Cash Flows -- Years Ended December 31, 1995, 1994 and
  1993................................................................................  F-10
Notes to Consolidated Financial Statements............................................  F-12
Schedule II -- Valuation and Qualifying Accounts......................................  F-37

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


     Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. As of October 1, 1995, the Company is determined to shorten the future amortization period for all its goodwill to a remaining life of 25 years because of uncertainties in its business environment and recent adverse operating results. Prior to that date, goodwill was amortized over useful lives ranging from 30 to 40 years. The change in estimated useful lives increased amortization expense by approximately $1.3 million in 1995. The Company believes that the home health care market in which it operates provides significant long-term business opportunities over an indeterminate period. However, it also recognizes that competitive, legislative and technological changes could affect the value of the relationships that its recorded goodwill represents. The timing and extent of the effect, if any, of these uncertainties beyond that experienced by the Company to date cannot be determined at this time. Recent adverse operating results are not indicative of operating results that the Company expects in the future, but when considered with the uncertainties in its business environment, caused the Company to conclude that a shortening of the estimated useful lives of goodwill to 25 years was appropriate. The Company

                          CORAM HEALTHCARE CORPORATION
believes that 25 years is shorter than the published lives used by other major home healthcare providers, and that 25 years is a reasonable estimate of the period over which the goodwill will generate cash flows for the Company and adequately reflects the current uncertainties in the Company's business environment.


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



     The possibility that impairment of goodwill and other long-lived assets might exist had been indicated by the adverse results of the Caremark Business, the decline in consolidated 1995 revenues from those forecasted earlier in the year, the continuing decline in those revenues through the third quarter of 1995, the cash flow deficits and operating losses and an apparent decline in the fair value of goodwill. To estimate undiscounted cash flows to determine whether there is any potential impairment of the goodwill and other long-lived assets, cash flows for each market area were based on forecasted 1996 cash flows projected forward over the 25 year life of the goodwill. Corporate costs that are substantially related to branch operations are allocated to the market areas. The Company had not prepared budgets or forecasts for any periods beyond 1996, and had concluded that in its current environment the 1996 forecast was the best estimate, based on reasonable and supportable assumptions and projections, of expected cash flow over the goodwill amortization period. The Company believes that there are a number of significant variables that make it difficult for it to make a more precise estimate of future results at the current time. The home health industry, along with the health care delivery system in the United States in general, is undergoing significant change as a result of cost containment pressures, the increasing influence of managed care organizations, competition for patients, and the impact of new treatment therapies. Managed care payors and other payors increasingly are demanding arrangements providing for the assumption by the health care provider of some or all of the financial risk of providing care, and pricing pressures continue. Offsetting this is an aging population that is expected to increase the overall market for healthcare and thus the Company's services over the next 35 years. Additionally, the Company would expect to change its operations and services in response to changes in the

                          CORAM HEALTHCARE CORPORATION
environment in which it operates. Because of these conflicting factors, the Company believes that the most objective forecast of estimated future cash flows based on currently available information is the forward projection of the 1996 forecast. While future cash flows may be materially higher or lower than those estimated for 1996 and beyond, depending on future events, the Company, based on information currently available, is not aware of any factors that would vary cash flows to vary materially from those in its forecast; however, no assurance can be given regarding the Company's future cash flows. If the undiscounted net cash flows over the future amortization period for a market area are less than the carrying amounts of the goodwill and other long-lived assets related to that area, then an impairment loss is recognized by a charge to income equal to the excess of the carrying amount of the assets over their estimated fair value. Market value at September 30, 1995 was estimated based on a multiple of cash flows, which is a similar methodology to discounted cash flows.



     Based on this calculation an impairment loss of $166.4 million was recorded as of September 30, 1995, of which $158.1 million related to goodwill, and $8.3 million related to other assets. This was a general write-off of the goodwill and other long-lived assets of the home infusion business and was not solely related to any specific acquisition.



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

     The Coram Consolidation Plan included a broad restructuring of the Company's reimbursement organization and systems, including the decentralization of centralized collection activities located in four locations and the relocation of such activities to 100 branch locations. In connection with the Coram Consolidation Plan (as defined below) and as a result of the Company's decision to implement standardized

                          CORAM HEALTHCARE CORPORATION
policies for recognition of allowances, de-emphasize certain businesses and provide for the potential disruptions expected during the merger and post-merger transition process, the Company recorded a special charge of $17.3 million as part of the provision for estimated uncollectible accounts in the quarter ended September 1994, the first quarter-end following the Four-Way Merger that occurred in July 1994. In this quarter, the Company noted a significant increase in aging of receivables at various branches, which management concluded had resulted from distractions related to the merger and consolidation process, the transfer of billing information and patient files between branch offices, the termination of certain employees experienced in billing and collection, and the inability to efficiently complete, obtain or process certain claim documentation necessary to secure payment because of the termination of certain physician relationships and the elimination of some experienced branch personnel as part of the consolidation of branches then occurring. The amount of the charge was determined based on those factors, and also included a provision of $3.4 million for specific accounts rendered uncollectible because of relationships terminated as part of the merger. Management believes a minor portion of the overall provision may also be attributable to the accounting impact of implementing standardized policies for recognition of contractual and other allowances; however, the Company is unable to distinguish the impact of this factor in the Company's overall provision for estimated uncollectible accounts of $21.5 million for that quarter.

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

                          CORAM HEALTHCARE CORPORATION

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

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of one to 10 years for machinery and

                          CORAM HEALTHCARE CORPORATION
equipment, furniture and fixtures and vehicles, and 30 to 31.5 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the related assets.

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

                          CORAM HEALTHCARE CORPORATION

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

     Certain of the Company's historical purchase agreements provided for additional contingent consideration. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. The Company may be required to pay under such contingent obligations approximately $8.9 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain

                          CORAM HEALTHCARE CORPORATION
elections by the Company or the sellers, a maximum of approximately $6.7 million of contingent obligations may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made in 1995 were $0.7 million.

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

     Merger and Restructuring. The operations of the Company commenced July 8, 1994 as a result of the merger of four predecessor entities (the "Four-Way Merger"). During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The Coram Consolidation Plan provided for the elimination of approximately 100 of the Company's home infusion branch facilities and the consolidation of corporate administrative operations into one location. It also provided for a corresponding reduction of approximately 470 full-time equivalent field employees and 160 full-time equivalent corporate employees. In connection with the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $92.3 million in estimated restructuring costs. The Company extended the Coram Consolidation Plan to include the consolidation of the operations of H.M.S.S., Inc. upon its acquisition in September 1994, and accordingly recorded additional estimated restructuring costs of $3.2 million. The estimated costs associated with each component of the Coram Consolidation Plan, which the Company believes to be non-recurring, recorded in the third quarter of 1994, including the write-down of existing assets to their estimated net realizable value, were as follows (in thousands):

                                                               CASH        NON-CASH
                                                           EXPENDITURES    CHARGES      TOTAL
                                                           ------------    --------    -------
    Merger Costs.........................................     $27,900      $   600     $28,500
                                                              =======      =======     =======
    Personnel Reduction Costs............................     $26,200      $   600     $26,800
    Facility Reduction Costs.............................      15,600       16,300      31,900
    Discontinuance Costs.................................       4,200       32,600      36,800
                                                              -------      -------     -------
    Total Restructuring Costs............................     $46,000      $49,500     $95,500
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

     The Company has continued to evaluate the remaining accruals and the estimated costs to complete the Coram Consolidation Plan. The Company recorded a $10.4 million benefit to restructuring costs related to the Coram Consolidation Plan in 1995. Of this amount, $4.1 million was recorded in the first quarter related to Kids Medical. In the second quarter, a $0.3 million benefit was recorded for the sale of a non-strategic asset. In the fourth quarter, many of the final transaction terms related to the restructuring costs were defined and a $6.0 million benefit was recorded. In total, personnel reduction costs were reduced to $5.6 million less than originally estimated, with the major portion of the savings related to the costs of terminating executives and buying out employment and consulting contracts. Facility reduction costs are estimated at $1.1 million over the estimates made in 1994; costs related to branch facilities leases and redundant equipment leases and operating assets were significantly higher than original loss estimates, offset by a favorable variance on the sublease of one of the former corporate offices. Discontinuance costs were $4.5 million less than original estimates, with the principal favorable variance related to Kids Medical as described below.

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

                          CORAM HEALTHCARE CORPORATION

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

                              CHARGES THROUGH DECEMBER 31, 1995        BALANCE AT DECEMBER 31, 1995
                              ---------------------------------   --------------------------------------
                                  CASH       NON-CASH             FUTURE CASH     TOTAL    VARIANCE FROM
                              EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES     ESTIMATES
                              ------------   --------   -------   ------------   -------   -------------
    Merger Costs............     $25,700     $   600    $26,300      $2,200      $28,500           --
                                 =======     =======    =======      ======      =======      =======
    Personnel Reduction
      Costs.................      19,000         600     19,600       1,200       20,800      $(5,600)
    Facility Reduction
      Costs.................       7,400      21,500     28,900       4,100       33,000        1,100
    Discontinuance Costs....          --      29,900     29,900       2,400       32,300       (4,500)
                                 -------     -------    -------      ------      -------      -------
    Total Restructuring
      Costs.................     $26,400     $52,000    $78,400      $7,700      $86,100      $(9,000)
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

                          CORAM HEALTHCARE CORPORATION

     Total restructuring costs associated with the Caremark Business Consolidation Plan as of December 31, 1995 are:

                                                             CASH         NON-CASH
                                                         EXPENDITURES     CHARGES       TOTAL
                                                         ------------     --------     -------
    Personnel Reduction Costs..........................     $17,200        $   --      $17,200
    Facility Reduction Costs...........................      13,400         6,600       20,000
                                                            -------        ------      -------
    Total Restructuring Costs..........................     $30,600        $6,600      $37,200
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

     The Company has made total payments and total asset disposals and other adjustments through December 31, 1995, as follows (in thousands):

                              CHARGES THROUGH DECEMBER 31, 1995        BALANCE AT DECEMBER 31, 1995
                              ---------------------------------   --------------------------------------
                                  CASH       NON-CASH             FUTURE CASH     TOTAL    VARIANCE FROM
                              EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES     ESTIMATES
                              ------------   --------   -------   ------------   -------   -------------
    Personnel Reduction
      Costs.................     $ 7,300          --    $ 7,300     $  3,200     $10,500      $(6,700)
    Facility Reduction
      Costs.................       3,000      $3,900      6,900       10,600      17,500       (2,500)
                                 -------      ------    -------      -------     -------      -------
                                 $10,300      $3,900    $14,200     $ 13,800     $28,000      $(9,200)
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

                          CORAM HEALTHCARE CORPORATION

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

     Gross realized gains and losses on sale of available-for-sale securities, computed using the specific identification method, were as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                1995     1994     1993
                                                                ----     ----     ----
        Gain..................................................  $ 21     $  8     $ 69
        Loss..................................................  $268     $136     $264

                          CORAM HEALTHCARE CORPORATION

5. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Land and buildings...............................................  $ 4,113     $ 3,135
    Leasehold improvements...........................................    3,791       4,943
    Equipment........................................................   51,528      50,940
    Furniture and fixtures...........................................    8,189       5,898
    Vehicles.........................................................    3,742       5,493
                                                                       -------     -------
                                                                        71,363      70,409
    Less accumulated depreciation and amortization...................   42,087      44,507
                                                                       -------     -------
                                                                       $29,276     $25,902
                                                                       =======     =======

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

                                                                   CAPITAL     OPERATING
                                                                    LEASE       LEASES
                                                                   -------     ---------
        Year Ended December 31,
          1996...................................................  $ 1,460      $17,450
          1997...................................................    1,070       11,862
          1998...................................................      520        6,423
          1999...................................................       --        3,617
          2000...................................................       --        2,147
          Thereafter.............................................       --          380
                                                                   -------      -------
          Total minimum lease payments...........................    3,050      $41,879
                                                                                =======
          Less amounts representing interest.....................      345
                                                                   -------
          Net minimum lease payments.............................  $ 2,705
                                                                   =======

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

                          CORAM HEALTHCARE CORPORATION

     It is not practicable to determine the fair value as of December 31, 1995 of the Bridge Note, carried at $159.8 million, the subordinated convertible debentures, carried at $6.6 million, or the Junior Subordinated PIK Notes, carried at $104.1 million. The obligations are all unsecured and subordinate to the Company's Senior Credit Facility, and cash payments of principal or interest cannot be made under terms of the Senior Credit Facility, except for certain payments on the Subordinated Convertible Debentures. The timing and amounts of payments that may be made in the future is not determinable at this time. Further, the Company is not able to determine at what interest rate subordinated loans may be available to the Company, or whether loans on a subordinated unsecured basis would even be available. The Company believes the fair value Bridge Note and the subordinated convertible debentures at December 31, 1995 may be substantially less then their carrying amount because of their subordination provisions and remaining term to maturity and the Company's adverse operating results and liquidity. In January 1996, Caremark announced that it was taking a charge to earnings to adjust downward to 25 cents on the dollar the value of the Junior Subordinated PIK Notes for an "other than temporary" impairment in value; the Company has no view as to whether such adjustment by Caremark is indication of the fair value of the Junior Subordinated PIK Notes at that date. As further described in Note 6, these notes consist of a $77.6 million Junior Convertible Subordinated PIK Note and a $26.5 million Junior Nonconvertible Subordinated PIK Note; the former note will become convertible on April 6, 1996 into 2.9 million shares of the Company common stock which had a quoted market price of approximately $12.6 million as of December 31, 1995. The subordinated convertible debentures are convertible into 0.4 million shares of the Company's common stock which had a quoted market price of $1.8 million at December 31, 1995. The other obligations carried at $8.7 million have an estimated fair value approximating their carrying amount.


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

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                 BALANCE AT     CHARGED TO       CHARGED TO
                                 BEGINNING      COSTS AND      OTHER ACCOUNTS     DEDUCTIONS      BALANCE AT
          DESCRIPTION            OF PERIOD       EXPENSES         DESCRIBE         DESCRIBE      END OF PERIOD
- -------------------------------  ----------     ----------     --------------     ----------     -------------
Year Ended December 31, 1995
Reserve and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts..................   $ 17,990       $ 68,912         $ 41,124(3)      $(64,187)(1)     $63,839
Year Ended December 31, 1994
Reserve and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts..................   $ 25,076       $ 36,817         $  3,901(2)      $(46,383)(1)     $17,990
                                                                                      2,886 (4)
                                                                                     (4,307)(5)
Year ended December 31, 1993
Reserve and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts..................   $ 17,530       $ 29,751         $  2,834(2)      $(24,788)(1)     $25,076
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