Form 10-Q
period 1996-06-30
CORAM HEALTHCARE CORP
filed 1996-08-13
CIK 924174

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  OR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                   ---------

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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 13, 1996 was 42,174,191.

================================================================================

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1996             1995
                                                                              ----------      ------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................................   $   26,758       $   26,735
  Restricted cash .........................................................        6,957           25,349
  Accounts receivable, net of allowance of  $61,940 and $63,839 ...........      120,111          153,825
  Inventories .............................................................       16,850           17,798
  Prepaid taxes ...........................................................        9,766            9,975
  Deferred income taxes, net ..............................................        7,052           10,428
  Other current assets ....................................................       10,026           11,935
                                                                              ----------       ----------
         Total current assets .............................................      197,520          256,045
Property and equipment, net ...............................................       21,704           29,276
Joint ventures and other assets ...........................................       27,897           31,573
Other deferred costs ......................................................       17,130           23,266
Goodwill, net of accumulated amortization of $43,328 and $36,915 ..........      340,290          347,689
                                                                              ----------       ----------
Total assets ..............................................................   $  604,541       $  687,849
                                                                              ==========       ==========
                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................   $   35,198       $   63,839
  Current maturities of long-term debt ....................................      230,100           67,099
  Deferred income taxes ...................................................        8,629           10,428
  Accrued merger and restructuring ........................................       20,730           27,392
  Other accrued liabilities ...............................................       40,217           49,865
                                                                              ----------       ----------
         Total current liabilities ........................................      334,874          218,623
Long-term debt ............................................................      262,256          439,309
Minority interest in consolidated joint ventures ..........................        4,416            7,018
Other liabilities .........................................................        1,902            4,859
Stockholders' equity:
  Preference stock par value $.001, authorized 10,000 shares, none issued..         --               --
  Common Stock, par value $.001, authorized 75,000 shares, issued
     42,174 shares in 1996 and 40,369 shares in 1995 ......................           42               40
  Additional paid-in capital ..............................................      382,855          370,876
  Common stock to be issued ...............................................       12,500             --
  Retained earnings (deficit) .............................................     (394,304)        (352,876)
                                                                              ----------       ----------
         Total stockholders' equity .......................................        1,093           18,040
                                                                              ----------       ----------
Total liabilities and stockholders' equity ................................   $  604,541       $  687,849
                                                                              ==========       ==========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                          ------------------------    ------------------------
                                                             1996          1995          1996          1995
                                                          ----------    ----------    ----------    ----------
Net revenue ...........................................   $  133,109    $  179,351    $  264,734    $  284,129
Cost of service .......................................       91,150       137,840       189,308       213,448
                                                          ----------    ----------    ----------    ----------
Gross profit ..........................................       41,959        41,511        75,426        70,681
Operating expenses:
  Selling, general and administrative expenses ........       26,576        44,708        51,852        62,593
  Provision for estimated uncollectible accounts ......        6,831        16,049        15,584        20,061
  Amortization of goodwill ............................        3,759         4,767         8,060         7,557
  Provision for shareholder litigation settlement .....       12,500          --          12,500          --
  Restructuring costs .................................         --          25,501          --          21,370
                                                          ----------    ----------    ----------    ----------
            Total operating expenses ..................       49,666        91,025        87,996       111,581
                                                          ----------    ----------    ----------    ----------
Operating income (loss) ...............................       (7,707)      (49,514)      (12,570)      (40,900)
Other income (expense):
    Interest expense ..................................      (20,553)      (13,953)      (39,582)      (17,389)
    Other income, net .................................          914           891         1,563         1,631
                                                          ----------    ----------    ----------    ----------
Loss before income taxes and minority interest ........      (27,346)      (62,576)      (50,589)      (56,658)
     Income tax benefit ...............................       (5,237)         --         (12,653)       (1,105)
     Minority interest in net income of consolidated
       joint ventures .................................        1,417         3,771         3,491         6,203
                                                                                      ----------    ----------
Net loss ..............................................   $  (23,526)   $  (66,347)   $  (41,427)   $  (61,756)
                                                          ==========    ==========    ==========    ==========
Net loss per share ....................................   $    (0.58)   $    (1.67)   $    (1.02)   $    (1.53)
                                                          ==========    ==========    ==========    ==========
Weighted average common shares outstanding ............       40,858        39,685        40,762        40,274
                                                          ==========    ==========    ==========    ==========



                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           ------------------------
                                                                              1996          1995
                                                                           ----------    ----------
Net cash provided (used) by operating activities .......................   $   26,369    $  (18,393)

Cash flows from investing activities:
   Proceeds from sale and maturities of available for sale securities ..         --           3,786
   Payments for acquisition of businesses, net of cash acquired ........       (6,712)     (240,155)
   Proceeds from sale of businesses ....................................       12,757         1,473
   Other ...............................................................       (1,906)       (1,716)
                                                                           ----------    ----------
         Net cash provided (used) by investing activities ..............        4,139      (236,612)
                                                                           ----------    ----------
Cash flows from financing activities:
   Sales of stock, including exercise of stock options .................          234         8,846
   Borrowings (repayments) of lines of credit, net .....................         --        (108,120)
   Debt borrowings .....................................................         --         557,000
   Cash paid for debt restructuring ....................................         (250)      (13,317)
   Repayment of debt ...................................................      (30,469)     (179,688)
   Securities sold under agreements to repurchase, net .................         --          (1,655)
                                                                           ----------    ----------
         Net cash provided (used) by financing activities ..............      (30,485)      263,066
                                                                           ----------    ----------
Net increase in cash and cash equivalents ..............................   $       23    $    8,061
                                                                           ==========    ==========


SUPPLEMENTAL INFORMATION:

     Depreciation and amortization (including amortization of financing costs) was $27,187 and $19,221 in the six-month periods ended June 30, 1996 and 1995, respectively.

     Interest expense through June 30, 1996 consisted of $10,099 currently payable, $15,592 with deferred payment terms and $13,891 amortization of warrants and other debt costs. In the same period of 1995, $9,035 of interest expense was currently payable, $6,648 with deferred payments and $1,706 related to amortization of other debt costs.


                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.  BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site infusion therapy and related services throughout the United States. Other services offered by the Company include lithotripsy and other non-intravenous infusion products and services.

     The operations of the Company commenced on July 8, 1994, as a result of a merger of T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. (collectively the "Merged Entities"). Each of these other companies became and is now a wholly owned subsidiary of the Company. Each outstanding share of the Merged Entities was converted, at varying exchange rates, into shares of the Company's Common Stock, resulting in the issuance of 38.6 million shares of Coram Common Stock. The transaction was accounted for as a pooling of interests.

     The Company has made a number of acquisitions since operations commenced, the most significant of which was the acquisition of substantially all of the assets of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark Inc. a subsidiary of Caremark International, Inc. (collectively "Caremark") in April 1995. See Note 2 for further information.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than those relating to the acquisition of the Caremark Business, consolidation, restructuring, termination of the proposed merger with Lincare Holdings Inc. ("Lincare"), and litigation settlements are of a normal recurring nature. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The effects are not material. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. In 1995 the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying value is reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair value of some or all of the assets. The Company believes that its goodwill is defined by the relationships--substantially all of which are non-contractual--with physicians, medical groups, hospitals, case managers and managed care organizations and other referral sources to the Company in the marketplace.

     As of October 1, 1995, the Company reduced the remaining useful lives for goodwill to 25 years because of uncertainties in the Company's business environment and recent adverse operating results. Prior to that date, goodwill was amortized over useful lives ranging from 30 to 40 years. The change in estimated useful lives increased amortization expense by approximately $1.4 million during both the first and second quarters of 1996. In the third quarter of 1995, the Company recorded an impairment loss of $166.4 million related to goodwill ($158.1 million) and other long-lived assets ($8.3 million) of its home infusion business based on a review of each of the market areas in which the Company operates its home infusion business and separately for the lithotripsy business and each of the Company's other businesses. The Company has continued to review goodwill and other long-lived assets on this basis through June 30, 1996.

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

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable and adjusts the provision for estimated uncollectible accounts as needed to reflect current collection and other trends and changes in assessment of realizable value. Management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end based on all information then available.

     For receivables maintained on the Caremark Business receivables system, which the Company has adopted as its primary billing system for its home infusion business, the Company utilizes system-generated reports which track collection activity to calculate historical write-off percentages for specific aging categories to establish the allowance for estimated uncollectible receivables. Receivables originated by the former Coram branches that were not originally billed on the Caremark Business billing system had previously been maintained separately on the former Coram receivable systems. As of June 30, 1996 the Company has substantially completed the process of transferring all of these receivable balances to the Caremark Business receivables system. For the balances that have not yet been transferred, the Company has used a methodology since the quarter ended September 30, 1995 to derive specific estimated loss percentages for each aging category based on information from operating and field finance personnel to calculate the provision for estimated uncollectible accounts. Prior to that, the allowance for estimated uncollectible accounts for accounts receivable maintained on the former Coram receivable systems had been determined based on overall review of trends in days-sales-outstanding ("DSO"), write-offs, and agings of the accounts receivable. While management believes the Company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past.

2.  ACQUISITIONS AND RESTRUCTURINGS

     Acquisition of Caremark Business. Effective April 1, 1995, the Company acquired the Caremark Business for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes"), plus assumption of specified liabilities. The Company assumed only certain specified liabilities of the Caremark Business, which expressly excluded any liabilities associated with the government investigation of Caremark, which was settled by Caremark in June 1995. The transaction was accounted for as a purchase.

     The Company commenced a comprehensive examination of its business and operations following the end of its 1995 second quarter, which revealed that the Caremark Business was significantly weaker than indicated by its 1994 financial statements. The revenue of the acquired Caremark Business had declined significantly in the second quarter of 1995 from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. The severity and persistence of the underperformance of the Caremark Business and the negative impact of the June 1995 guilty plea by Caremark to criminal felony charges on the Company's referral sources and employee morale, neither of which were expected at the time of the acquisition, became evident in the third quarter of 1995. The Company expected the combined business to grow and expected to realize substantial cost savings, principally through elimination of geographically duplicative branches and consolidation of corporate functions. However, in the third quarter of 1995, on an annualized basis, revenue was almost one-third lower than the pro forma combined 1994 revenue of almost $900 million. The anticipated cost savings have been offset by that revenue decline, and the Company has incurred substantial losses since the acquisition of the Caremark Business.

     The cost in excess of identifiable net assets acquired of $166.4 million was allocated to goodwill. In the third quarter of 1995, it was determined that the incremental goodwill added in the acquisition of the Caremark Business had no value and a substantial portion of that goodwill was written off as part of the impairment loss on the Company's long-lived assets. See Note 1, "Goodwill and Other Long-Lived Assets". At the same time, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations in the third quarter of 1995 when it concluded that its sole source of recovery was its lawsuit against Caremark. The Company filed its initial complaint against Caremark on September 11, 1995. See Note 5 and Part II--Item 1, "Legal Proceedings."

     Other Acquisitions. During the six months ended June 30, 1995, the Company completed eight acquisitions totaling $21.7 million, net of cash acquired, which were accounted for as purchases. The acquisition activity in the six months ended June 30, 1996 was limited to the completion of the purchase of certain minority interest in two lithotripsy joint ventures for approximately $4.7 million in cash. Individually and in the aggregate, the acquisitions were not considered material to the Company's financial position or results of operations.

     Certain of the Company's historical purchase agreements provide for additional contingent consideration. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. The Company may be required to pay approximately $5.4 million under such contingent obligations subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the sellers, a maximum of approximately $4.0 million of contingent obligations may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the six months ended June 30, 1996 totaled $2.8 million.

     Merger and Restructuring. During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. During May 1995, the Company initiated a second restructuring plan (the "Caremark Business Consolidation Plan") and charged $25.8 million to operations as a restructuring cost. Certain additional restructuring costs totaling approximately $11.4 million were accounted for as adjustments to the purchase price of the Caremark Business.

     For both the Coram and the Caremark Business Consolidation Plans, personnel reduction costs include severance payments, fringe benefits and taxes related to employees to be terminated, costs of terminating executives and buying out employment and consulting contracts, and incremental professional fees to develop and implement the plans. Facility reduction costs consist of the cost of fulfilling or buying out existing lease commitments on branch facilities and corporate offices that will be closed as part of the restructuring, reduced by any sublease income. They also include related costs for equipment leases and facility closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. They also include inventory that has no future value because of the restructuring. For the Coram Consolidation Plan, merger costs consist of executive severance payments directly related to the merger based on the relevant employment agreements, investment banking fees, consulting, legal and accounting fees and other costs incurred as a direct result of the merger. Discontinuance costs are principally non-cash and consist of the estimated loss on the disposal of non-core businesses.

     The Company had substantially completed the consolidation process contemplated by both the Coram and Caremark Business Consolidation Plans in 1995. During 1995, an aggregate benefit of $19.6 million was recorded based on a continuous evaluation of the accruals and estimated costs to complete the plans, of which $4.4 million was recognized in the first six months. Net revenue of the Company includes revenue from non-core businesses that were discontinued or disposed of as part of the Coram Consolidation Plan approximating $10.6 million in the quarter ended June 30, 1995, and $4.9 million and $30.7 million in the six months ended June 30, 1996 and 1995, respectively. There were no non-core businesses that were discontinued or disposed of during the quarter ended June 30, 1996. Operating results were not material. A substantial portion of the remaining cash expenditures relates to severance and lease costs that will be paid in future periods. The Company may continue to adjust amounts recorded, as contingencies related to proceeds on certain disposals of non-core businesses are resolved, and lease buyouts, contractual obligations and other facility reduction costs are finalized. Under the two plans, the Company has made total payments and total asset disposals through June 30, 1996 as follows (in thousands):

                                                  CHARGES THROUGH                   BALANCE AT
                                                   JUNE 30, 1996                   JUNE 30, 1996
                                        ---------------------------------     ----------------------
                                           CASH       NON-CASH                FUTURE CASH     TOTAL
                                        EXPENDITURES  CHARGES      TOTAL      EXPENDITURES   CHARGES
                                        ------------  -------      -----      ------------   -------
CORAM CONSOLIDATION PLAN:
Merger Costs ........................     $26,500     $   600     $27,100        $1,400     $28,500
                                          =======     =======     =======        ======     =======
Personnel Reduction Costs ...........     $19,400     $   600     $20,000        $1,000     $21,000
Facility Reduction Costs ............       9,600      21,500      31,100         2,400      33,500
Discontinuance Costs ................           0      29,400      29,400         2,600      32,000
                                          -------     -------     -------        ------     -------
Total Restructuring Costs ...........     $29,000     $51,500     $80,500        $6,000     $86,500
                                          =======     =======     =======        ======     =======

CAREMARK BUSINESS CONSOLIDATION PLAN:
Personnel Reduction Costs ...........     $10,300     $  --       $10,300        $  300     $10,600
Facility Reduction Costs ............       4,600       3,900       8,500         8,900      17,400
                                          -------     -------     -------        ------     -------
Total Restructuring Costs ...........     $14,900     $ 3,900     $18,800        $9,200     $28,000
                                          =======     =======     =======        ======     =======

     The balance in the "Accrued Merger and Restructuring" liability at June 30, 1996 consists of future cash expenditures related to the above items of $16.6 million and $4.1 million of other accruals. The Company currently estimates that future cash expenditures as shown above related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods: 63% in 1996, 21% in 1997, 6% in 1998 and 10% in 1999 and thereafter. Although subject to future adjustment, the Company believes it has adequate reserves and liquidity as of June 30, 1996 to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan.

3.  LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                                    JUNE 30,     DECEMBER 31,
                                                                      1996           1995
                                                                    --------     ------------
Senior Credit Facility ..........................................   $199,800       $227,200
Rollover Note, including accrued interest (Bridge Note
     through April 6, 1996) .....................................    176,307        159,767
Junior convertible subordinated PIK note, due October 1, 2005, plus interest payable semiannually at 7%, convertible
     into Common Stock at the conversion rate of $27, including
     accrued interest ...........................................     81,748         77,625
Junior non-convertible subordinated PIK note, due October 1,
     2005, plus interest payable semiannually at 12%,
     including accrued interest .................................     28,933         26,500
Subordinated convertible debentures .............................       --            6,618
Otherobligations, including capital leases, at interest rates ranging from 6% to 16%, collateralized by certain property
     and equipment ..............................................      5,568          8,698
                                                                    --------       --------
                                                                     492,356        506,408
Less current scheduled maturities ...............................    230,100         67,099
                                                                    --------       --------
                                                                    $262,256       $439,309
                                                                    ========       ========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of amounts outstanding under a prior credit facility, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under a Credit Agreement with Chemical Bank as Agent (the "Senior Credit Facility") and (ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements. The amendments to the Senior Credit Facility postponed the first principal payment from September 30, 1995 until March 31, 1996, provided a new $25 million credit line (the "Overline") and re-defined certain financial covenants. The maturity date of the Senior Credit Facility was shortened from April 6, 2000 to March 31, 1997, and the unused portion of the existing revolving debt commitments of approximately $64.2 million was terminated. In return, the senior lenders received warrants to purchase 2.6 million shares of Common Stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. The lender under the Bridge Note agreed to defer the due date of all interest payments to March 31, 1997. This lender had previously been granted the right to receive certain warrants on an accelerated basis (see below), and the right to appoint one director to the Company's Board of Directors.

     At June 30, 1996, under the terms of the Senior Credit Facility as amended, the Company has $199.8 million outstanding with a final maturity date of March 31, 1997, and $25 million unused Overline revolving credit line that matures on December 31, 1996. Interest is based on margins over certain domestic or foreign indices. The weighted average interest rate on the Senior Credit Facility borrowings at June 30, 1996 was 7.99%. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net proceeds from sales of assets, other than those sold in the ordinary course of business, and any excess cash balances, as defined, must be applied to the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The principal covenants relate to maintenance of minimum revenue, minimum cash receipts, maximum level of cash disbursements and minimum earnings before interest, taxes, depreciation and amortization. At June 30, 1996 the Company was in compliance with all of these covenants.

     The warrants issued to the Company's lenders under the Senior Credit Facility were valued at $8.0 million, their fair value at date of issuance, and are being accounted for as interest expense over the remaining term of the Senior Credit Facility. In the quarter and six months ended June 30, 1996, $1.3 million and $2.7 million, respectively, were charged to interest expense related to these warrants.

     The Company has contracts expiring in September 1996 limiting its net interest expense on $100 million of its Senior Credit Facility if the foreign index upon which its interest rates are based rises above certain levels. At June 30, 1996, the foreign index was approximately .38% below the contract rate. The unamortized cost and fair value of those contracts are immaterial.

     The Bridge Note was issued on April 6, 1995 to an affiliate of DLJ, as an unsecured obligation of the Company in a principal amount of $150 million. The Bridge Note was not repaid in full on its April 6, 1996 due date, and a Rollover Note (the "Rollover Note") which matures on October 6, 2000 was issued for the outstanding principal on the Bridge Note. The interest rate on the Rollover Note is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21% per annum. The rate as of June 30, 1996 was approximately 14.75%. Payment of interest on the Bridge and Rollover Notes and the duration fee which had been due quarterly have been deferred to March 31, 1997. During the quarter and six months ended June 30, 1996, an additional $11.0 million and $16.1 million, respectively, were accrued on the Bridge Note to DLJ for a total unsecured obligation in the amount of $176.3 million (including a funding fee of approximately $5.0 million due upon issuance of the Rollover Note which was also deferred). The agreement pursuant to which the Bridge Note and Rollover Note were issued contains customary covenants and events of default. At June 30, 1996, the Company was in compliance with all of these covenants.

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

         0-89 days (Issued December 30, 1995)..................................................      0.50%
         90-179 days (Issued March 29, 1996)...................................................      1.00%
         180-269 days (Issued June 28, 1996)...................................................      1.00%
         270-359 days..........................................................................      1.50%
         360-449 days..........................................................................      2.00%
         450-539 days..........................................................................      2.50%
         540-629 days..........................................................................      2.50%
         630-719 days..........................................................................      3.00%
         720-809 days..........................................................................      3.00%
         810 days and thereafter...............................................................      3.00%
                                                                                                    -----
                                                                                                    20.00%
                                                                                                    =====

     Warrants issued to DLJ are accounted for as interest expense and shareholders equity as additional paid-in capital. Through June 30, 1996, warrants on approximately 1.0 million shares of the Company's Common Stock have been reserved in escrow with a value of $4.9 million. Interest expense recorded during the quarter and six months ended June 30, 1996, related to these warrants, was $2.3 million and $3.2 million, respectively.

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

     On June 30, 1996, the Company entered into an Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion (collectively the "Amendments") with each of the holders of its outstanding 9% Subordinated Convertible Debentures due June 30, 1996 (the "Subordinated Convertible Debentures"). On the date of the Amendments, Subordinated Convertible Debentures in an aggregate principal amount of $6.6 million remained outstanding. Pursuant to the Amendments, the holders of the Subordinated Convertible Debentures agreed to waive their right to receive cash upon maturity of the debentures and to exercise their right to convert the Subordinated Convertible Debentures into shares of the Company's Common Stock in exchange for the Company's agreement to amend the conversion rate under the debentures so that the number of shares of Common Stock issuable upon conversion is equal to the number determined by dividing the principal amount to be converted by $5.18. Previously, the number of shares issuable upon conversion was determined by dividing the principal amount to be converted by $16.36. Accordingly, the outstanding Subordinated Convertible Debentures were converted into an aggregate of 1.3 million shares of the Company's Common Stock on June 30, 1996.

4.  INCOME TAXES

     During the three months ended June 30, 1996, the Company recorded an income tax benefit of $5.2 million. The income tax benefit recognized has been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax (benefit) rates for the three-month periods ended June 30, 1996 and 1995 differ substantially from the expected combined federal and state income tax (benefit) rates calculated using applicable statutory rates. In 1996, the Company has based its tax benefit recognized on the expected total benefit for the year in relation to its estimated pre-tax results for the year, exclusive of any significant unusual items.

     The Company has a net deferred tax liability of $1.7 million. Deferred tax assets are net of a $145.0 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting in part of accrued restructuring costs, goodwill written off, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

5.  LITIGATION

     The Company is a party to several lawsuits that could, if their outcomes were unfavorable, have a material adverse effect on the Company's financial position, results of operations and liquidity. These lawsuits include (i) 21 civil suits (which were consolidated into one suit) filed by individuals claiming to have purchased and sold Common Stock during a specified period in 1995, asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 of the Commission; (ii) two shareholder derivative actions asserting substantially similar factual allegations;

(iii) a lawsuit filed by the Company against Caremark, and a lawsuit and a cross-complaint filed by Caremark against the Company, relating to the acquisition of the Caremark Business; and (iv) actions by plaintiffs in the shareholder litigation which was initiated against T2 in 1992, related to the T2 Settlement Agreement. The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these matters cannot be presently determined. See also Part II--Item 1. "Legal Proceedings."

     On August 8, 1996 the Company announced an agreement in principle to settle the shareholder class actions and certain derivative litigation. The agreement in principle, which is subject to approval by the U.S. District Court for the District of Colorado, provides that the Company's insurance policies will pay $22.5 million and the Company will issue 5.0 million freely tradeable shares of Common Stock. The agreement in principle contains several contingencies, including the following: (1) the Company must issue 5.0 million shares of freely tradeable Common Stock; (2) the insurance carriers must deposit all cash into an interest-bearing escrow account no later than August 31, 1996; (3) the average value of Coram's stock must remain above $2.50 during the twenty days immediately preceding final approval of the settlement; (4) the Company may cancel the settlement if ten percent or more of the class members opt out of the settlement; (5) the Company must not voluntarily commence, or be involuntarily put into, any bankruptcy proceeding prior to the final approval of the settlement or at any time prior to the effective date of the settlement, and (6) the Company must not be more than thirty days delinquent in paying interest or principal on its Senior Credit Facility. During the quarter ended June 30, 1996, the Company recorded a non-cash charge of $12.5 million in connection with the expected future issuance of shares. The $12.5 million, which was recorded as a provision for shareholder litigation settlement in operations and common stock to be issued in shareholders' equity, represents the 5.0 million shares at the minimum value under the agreement of $2.50 per share. The actual value of the shares will be determined once the settlement receives final court approval and the shares are actually issued. The value of the shares at issuance may be higher than the $12.5 million and therefore may result in an additional charge to earnings in a future period. Any additional charge may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Business Strategy. The Company has experienced positive trends recently as a result of the business strategy which it has been in the process of implementing since September of 1995. The business strategy is focused on the basic factors that could lead to profitability: revenue generation, cost reduction, quality improvement and cash collections. The Company continues to focus on business relationships where it can assure high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its physician relationships and also has continued the development of its specialty programs such as one-stop shopping for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs and women's health programs. Cost reduction efforts have focused on field consolidation, reduction of corporate expenses, assessment of poor performing branches and a review of branch efficiencies. Delivery of quality service is being closely monitored through an internal task force, more rigorous reporting and patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on improved reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     Factors Adversely Affecting Recent Operating Results. The most significant factor affecting the Company's performance and financial condition is the underperformance of the Caremark Business from what the Company expected at the time of acquisition. The revenue of the acquired Caremark Business declined significantly after the acquisition in the second quarter of 1995. Caremark Business revenue declined from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. Management believes that this trend continued into 1996. However, because of the consolidation of the Caremark Business branches and the former Coram branches, the declines in Caremark Business revenues since the second quarter of 1995 cannot be precisely quantified at this time.

     The Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. This fact combined with the significant underperformance of the Caremark Business materially and adversely affected the Company's financial condition and results of operations. Further, the Company believes the guilty plea by Caremark related to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company, further contributing to a loss of revenues. In addition, during the first quarter of 1996, Caremark announced a settlement with private indemnity payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the causes underlying the Caremark settlements have also had an adverse effect on its business. See Note 2 to the Unaudited Condensed Consolidated Financial Statements--"Acquisitions and Restructurings--Acquisition of Caremark Business."

     Another factor which has adversely affected the Company's results of operations is the ongoing pricing pressures in its core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers. To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis; the Company does not currently have any significant capitated arrangements.

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity, managed care and governmental payors, respectively, for the three months ended June 30, 1996, March 31, 1996 and December 31, 1995:

                                                    JUNE 30,     MARCH 31,   DECEMBER 31,
                                                     1996          1996          1995
                                                    --------     ---------   ------------
Private Indemnity Insurance and Other Payors ..       36%           39%           41%
Managed Care Organizations ....................       34%           34%           32%
Medicare and Medicaid Programs ................       30%           27%           27%
                                                     ---           ---           ---
      Total ...................................      100%          100%          100%

     The Company has also experienced a disruption in certain relationships as a result of its headcount reductions and consolidation. Further, the Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company. There can be no assurance that these factors will not continue to have an adverse effect on the financial position, results of operations and liquidity of the Company.

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

RESULTS OF OPERATIONS

CERTAIN QUARTERLY COMPARISONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996


     The following summarizes the Company's results of operations for the three months ended June 30, 1996 and March 31, 1996 (unaudited; in thousands, except per share data):

                                                                         THREE MONTHS ENDED
                                                                      ------------------------
                                                                       JUNE 30,      MARCH 31,
                                                                         1996          1996
                                                                      ----------    ----------
Net revenue .......................................................   $  133,109    $  131,625
Cost of service ...................................................       91,150        98,159
                                                                      ----------    ----------
Gross profit ......................................................       41,959        33,466
Operating expenses:
  Selling, general and administrative expenses ....................       26,576        25,277
  Provision for estimated uncollectible accounts ..................        6,831         8,752
  Amortization of goodwill ........................................        3,759         4,301
  Provision for shareholder litigation settlement .................       12,500          --
                                                                      ----------    ----------
         Total operating expenses .................................       49,666        38,330
                                                                      ----------    ----------
Operating income (loss) ...........................................       (7,707)       (4,864)
Other income (expense):
  Interest expense ................................................      (20,553)      (19,029)
  Other income, net ...............................................          914           650
                                                                      ----------    ----------
Loss before income taxes and minority interest ....................      (27,346)      (23,243)
  Income tax benefit ..............................................       (5,237)       (7,416)
  Minority interest in net income of consolidated joint ventures ..        1,417         2,074
                                                                      ----------    ----------
Net loss ..........................................................   $  (23,526)   $  (17,901)
                                                                      ==========    ==========
Net loss per share ................................................   $    (0.58)   $    (0.44)
                                                                      ==========    ==========
Weighted average common shares outstanding ........................       40,858        40,652
                                                                      ==========    ==========

     Net Revenue. Net revenue for the second quarter of 1996 increased by $1.5 million compared with the first quarter of 1996. There were no factors that on a aggregate basis had a significant effect on revenue from quarter to quarter. The Company has continued to eliminate unprofitable contractual relationships and has sold or discontinued non-strategic or unprofitable businesses. In addition, there continues to be ongoing pricing pressures as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors. See "Factors Adversely Affecting Recent Operating Results."

     Gross Profit. Gross profit for the second quarter of 1996 increased $8.5 million or 25.4% compared with the first quarter of 1996. This improvement is due to the reduction in cost of service from 74.6% of net revenue in the first quarter of 1996 to 68.5% of net revenue in the second quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $1.3 million for the second quarter of 1996 compared with the first quarter of 1996. The increase is due primarily to increased legal expenses due to the defense of the Company in the shareholder suits filed against it, in the pursuit of the ongoing suit against Caremark (See Part II--Item 1. "Legal Proceedings."), and increased fees paid to collection agencies as the Company continues to increase resources focused on the collection of aged accounts receivable. SG&A also includes a non-recurring $1.4 million gain on the conversion of certain debentures to equity recorded in the second quarter of 1996 and a $1.6 million gain on the disposal of a non-core business in the first quarter of 1996.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $6.8 million, or 5.1% of net revenue for the quarter ended June 30, 1996 compared to $8.8 million, or 6.6% of net revenue for the quarter ended March 31, 1996. The decrease in the provision is due in part to the Company's improved collection of its accounts receivable. This is evidenced by a decrease in the net DSO from 91 days in the first quarter of 1996 to 83 days in the second quarter of 1996.

     Provision for Shareholder Litigation Settlement. During the quarter ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with 5.0 million freely tradeable shares to be issued at a future date under an agreement in principle to settle shareholder litigation. See
Part II--Item 1. "Legal Proceedings" and Note 5 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income (Loss). The Company recorded an operating loss of $7.7 million for the second quarter of 1996 compared to an operating loss of $4.9 million in the first quarter of 1996. Eliminating the effects of the $12.5 million non-cash provision for shareholder litigation settlement, operating income for the quarter ended June 30, 1996 was $4.8 million. The improvement can be attributed to the increase in gross profit and the decrease in the provision for estimated uncollectible accounts offset by an increase in SG&A as discussed above.

     Other Income (Expense). Interest expense increased by $1.5 million for the second quarter of 1996 compared with the first quarter of 1996 due primarily to interest expense recorded related to warrants of $1.4 million. Interest expense currently payable was $5.1 million and $5.0 million, respectively, in the first and second quarters of 1996. The warrants and interest terms on the debt are described in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Income Tax Benefit. During the second quarter of 1996, the Company recorded a tax benefit of $5.2 million compared to $7.4 million in the first quarter of 1996. This benefit is based on a current estimate of 1996 carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items.

     Net Loss. The Company recorded a net loss of $23.5 million for the second quarter of 1996 compared with a net loss of $17.9 million for the first quarter of 1996. Eliminating the effects of the $12.5 million non-cash provision for shareholder litigation settlement the net loss for the quarter ended June 30, 1996 was $11.0 million. This improvement is the result of improved gross profit of $8.5 million and a decrease in the provision for uncollectibles of $1.9 million, offset by an increase in SG&A of $1.3 million, an increase in interest expense of $1.5 million and a decrease in the income tax benefit recognized of $2.2 million.

SECOND QUARTER ENDED JUNE 30, 1996 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1995

     Net Revenue. Net revenue for the second quarter of 1996 decreased by $46.2 million or 25.8% compared with the second quarter of 1995. The home infusion therapy business accounted for the majority of this decrease primarily as a result of the impact of the underperformance of the Caremark Business. See "Factors Adversely Affecting Recent Operating Results." Also contributing to the decrease in net revenue was the sale or discontinuance of non-strategic or unprofitable business of approximately $10.6 million and the elimination of unprofitable contractual relationships since the beginning of 1995.

     Gross Profit. Gross profit for the second quarter of 1996 increased $0.4 million or 1.1% compared with the second quarter of 1995. This improvement is due to the reduction in cost of service from 76.9% of net revenue in the second quarter of 1995 to 68.5% of net revenue in the second quarter of 1996 offset by the decrease in net revenue.

     Selling, General and Administrative Expenses. SG&A decreased $18.1 million or 40.6% for the second quarter of 1996 compared with the second quarter of 1995. The decrease is due primarily to the Company's continuing strategy to cut corporate and field costs. See "Business Strategy." In addition, the second quarter of 1996 included a $1.4 million gain on the conversion of certain debentures to equity compared with a $3.4 million loss on the early extinguishment of debt in the second quarter of 1995. Other non-recurring expenses incurred during the second quarter of 1995 included $3.4 million related to the terminated Lincare merger and approximately $2.2 million in integration costs related to the Coram and Caremark Consolidation Plans not accrued as part of the restructuring.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $6.8 million, or 5.1% of net revenue for the quarter ended June 30, 1996 compared to $16.0 million, or 8.9% of net revenue for the quarter ended June 30, 1995. The decrease in the provision is due in part to the Company's improved collection of its accounts receivable.

     Amortization of Goodwill. Amortization of goodwill decreased $1.0 million in the second quarter of 1996 from the same period one year earlier. In the third quarter of 1995, the Company wrote off goodwill of $158.1 million, which decreased quarterly amortization expense by approximately $1.8 million. The decrease was partially offset by the decrease in the remaining life of the Company's goodwill to 25 years.

     Provision for Shareholder Litigation Settlement. During the quarter ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with 5.0 million freely tradeable shares to be issued at a future date under an agreement in principle to settle shareholder litigation. See Part II--Item 1. "Legal Proceedings" and Note 5 to the Unaudited Condensed Consolidated Financial Statements.

     Restructuring Costs. The Company recorded a pre-tax charge of $25.8 million in the second quarter of 1995 for estimated costs related to the Caremark Business Consolidation Plan. In addition, the Company recorded a $0.3 benefit to the restructure reserve related to the sale of a non-strategic asset contemplated in the Coram Consolidation Plan. Both the Coram and the Caremark Business Consolidation Plans and their status are described in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income (Loss). The Company recorded an operating loss of $7.7 million for the second quarter of 1996 compared to an operating loss of $49.5 million in the second quarter of 1995. Eliminating the effects of the $12.5 million non-cash shareholder litigation settlement in the second quarter of 1996 and the $25.5 million restructuring charge recorded in the second quarter of 1995, there would have been operating income of $4.8 million in the second quarter of 1996 compared with an operating loss of $24.0 million in the second quarter of 1995. Excluding those unusual items, operating results improved by $28.8 million from the second quarter of 1995 to the second quarter of 1996 principally as a result of the decrease in SG&A and the provision for uncollectibles.

     Other Income (Expense). Interest expense increased by $6.6 million, from $14.0 million in the second quarter of 1995 to $20.6 million in the second quarter of 1996. This increase is due primarily to interest expense recorded related to warrants of $3.6 million, $1.4 million increase in interest on the Rollover Note and $2.2 million increase in amortization of deferred financing costs. The warrants and interest terms on the debt are described in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Income Tax Benefit. During the second quarter of 1996, the Company recorded a tax benefit of $5.2 million. There was neither a provision nor a benefit recorded during the second quarter of 1995. The 1996 benefit is based on a current estimate of 1996 carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items.

     Minority Interest in Net Income of Consolidated Joint Ventures. Minority interest expense decreased by $2.4 million from the second quarter of 1995 to the second quarter of 1996. The decrease is due to the sale of one lithotripsy joint venture in 1995 and the Company's completion of certain purchase of the minority interest in two lithotripsy joint ventures in the second quarter of 1996.

     Net Loss. Net loss for the second quarter of 1996 was $23.5 million compared to $66.3 million for the second quarter of 1995. Eliminating the effects of the $12.5 million non-cash shareholder litigation settlement in the second quarter of 1996 and the $25.5 million restructuring charge recorded in the second quarter of 1995, the net loss would have been $11.0 million and $40.8 million, respectively, a decrease of $29.8 million. The decrease was due primarily to an $18.1 million decrease in SG&A expenses, a $9.2 million decrease in the provision for uncollectibles, a $1.0 million decrease in amortization of goodwill, an income tax benefit of $5.2 million recorded in the second quarter of 1996, and a $2.4 million decrease in minority interest expense, offset by an increase in interest expense of $6.6 million.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995.

     Net Revenue. Net revenue for the six months ended June 30, 1996 decreased by $19.4 million or 6.8% compared with the six months ended June 30, 1995. On a pro forma combined basis including the Caremark Business in the first quarter of 1995, as reported by Caremark, net revenue decreased $115.5 million, or 30.4% from the first six months of 1995 to the first six months of 1996. The decrease resulted from the factors discussed above under "Factors Adversely Affecting Recent Operating Results," as well as the sale or discontinuance of non-strategic or unprofitable businesses with revenue of approximately $30.7 million in the first six months of 1995 compared to $4.9 million in the first six months of 1996 and the elimination of unprofitable contractual relationships since the beginning of 1995.

     Gross Profit. Gross profit for the first six months of 1996 increased $4.7 million or 6.7% compared with the first six months of 1995. On a pro forma combined basis including the Caremark Business in the first quarter of 1995, as reported by Caremark, gross profit decreased 17.0% for the reasons discussed under the caption "Factors Adversely Affecting Recent Operating Results." The improvement in actual gross profit is due to the decrease in cost of service from 75.1% of net revenue for the six months ended June 30, 1995 to 71.5% of net revenue for the six months ended June 30, 1996.

     Selling, General and Administrative Expenses. SG&A decreased $10.7 million or 17.2% for the first six months of 1996 compared with the first six months of 1995. On a pro forma combined basis including the Caremark Business in the first six months of 1995 as reported by Caremark, SG&A expenses decreased $24.9 million or 32.5%. Excluding the effects of a $1.6 million gain on the disposal of non-core businesses and a $1.4 million gain on the conversion of certain debentures to equity recorded in the first six months of 1996 and the $3.4 million loss recorded for the early extinguishment of debt recorded in the first six months of 1995, actual SG&A decreased $4.3 million or 7.3%.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $15.6 million, or 5.9% of net revenue for the six months ended June 30, 1996 compared to $20.1 million, or 7.1% of net revenue for the six months ended June 30, 1995. The decrease in the provision is due to in part the Company's improved collection of its accounts receivable.

     Provision for Shareholder Litigation Settlement. During the six months ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with 5.0 million freely tradeable shares to be issued at a future date under an agreement in principle to settle shareholder litigation. See Part II--Item 1. "Legal Proceedings" and Note 5 to the Unaudited Condensed Consolidated Financial Statements.

     Restructuring Costs. During the first six months of 1995, the Company recorded a pre-tax charge of $25.8 million for estimated costs related to the Caremark Business Consolidation Plan offset by a $4.4 million benefit recorded during the first six months of 1995 related to the sale of non-strategic assets as part of the Coram Consolidation Plan. Both the Coram and the Caremark Business Consolidation Plans and their status are described in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Loss. The Company recorded an operating loss of $12.6 million for the first six months of 1996 compared to an operating loss of $41.0 million in the first six months of 1995. Excluding the effects of the $12.5 million non-cash shareholder litigation settlement, the $1.6 million gain on the disposal of non-core businesses and the $1.4 million gain on the retirement of certain debentures to equity recorded in the first six months of 1996 and the $3.4 million loss recorded for the early extinguishment of debt, and the $21.4 million restructure charge recorded in the first six months of 1995, operating income improved by $19.8 million.

     Other Income (Expense). Interest expense increased by $22.2 million for the first six months of 1996 compared with the same period in 1995 due to increased borrowings by the Company to finance acquisitions, consolidation costs and working capital needs. Of the $39.6 million interest expense recorded for the six months ended June 30, 1996, $29.5 million was non-cash in nature .

     Income Tax Benefit. During the first six months of 1996, the Company recorded a tax benefit of $12.7 million, as compared with a $1.1 million benefit in the same period of the prior year. The 1996 benefit is based on a current estimate of 1996 carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items.

     Minority Interest in Net Income of Consolidated Joint Ventures. Minority interest expense decreased by $2.7 million from the first six months of 1995 to the first six months of 1996. The decrease is due to the sale of one lithotripsy joint venture in 1995 and the Company's completion of the purchase of certain minority interest in two lithotripsy joint ventures in the first six months of 1996.

     Net Loss. Net loss for the first six months of 1996 was $41.4 million compared to $61.8 for the first six months of 1995. Excluding the effects of the $12.5 million non-cash shareholder litigation settlement, the $1.6 million gain on the disposal of non-core businesses and the $1.4 million gain on the conversion of certain debentures to equity recorded in the first six months of 1996 and the $3.4 million loss recorded for the early extinguishment of debt, and the $21.4 million restructure charge recorded in the first six months of 1995, the net loss decreased by $5.1 million. This is due primarily to improved operating performance, increased tax benefits and a decrease in minority interest expense offset by an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at June 30, 1996 were $26.8 million (excluding restricted cash of $7.0 million which consists principally of cash held by consolidated partnerships that may only be used for partnership operations).

     During the six months ended June 30, 1996, the Company generated cash flow from operations of $26.4 million compared with negative operating cash flow of $18.4 million for the six months ended June 30, 1995. The improvement is primarily attributable to improved collections on accounts receivable, decreased disbursement levels and tax refunds. The Company's improved collections have included a large number of older accounts. However, as the Company collects or writes off its older accounts, its rate of cash collections in relation to net revenue billed may decrease in future periods. Cash flow from investing activities was $4.1 million for the six months ended June 30, 1996 compared to cash used of $236.6 million for the six months ended June 30, 1995 due to lower business acquisitions and fewer earn-out agreements satisfied with cash payments. Cash used by financing activities was $30.5 million for the six months ended June 30, 1996, compared with cash provided of $263.1 million for the six months ended June 30, 1995, due to repayment of borrowings under the Senior Credit Facility in 1996 as compared with debt borrowings in 1995.

     As of June 30, 1996, the Company does not have any material commitments for capital expenditures.

     The Company's Senior Credit Facility matures on March 31, 1997 and the Company is currently evaluating its alternatives to meet scheduled maturities of principal and interest, including the engagement of an investment bank to evaluate the strategic alternatives concerning the divestiture of its lithotripsy business. The lithotripsy business contributed net revenue, pre-tax income and operating cash flow of $24.7 million, $7.1 million and $11.0 million, respectively, for the first six months of 1996. No assurance can be given as to whether the business will be sold or the amount of proceeds that may be realized. Proceeds realized, if any, will be applied to reduce amounts outstanding under the Company's Senior Credit Facility. The Company believes that it has adequate working capital to meet its cash requirements through March 31, 1997, provided that the objectives of its business strategy are achieved. The failure of the Company to achieve these objectives could have a material adverse affect on the Company's financial position, results of operations and liquidity. Moreover, it may still be necessary for the Company to arrange additional equity or debt financing or make additional sales of non-core assets, including its lithotripsy businesses, in order to meet scheduled maturities of principal and interest commencing December 31, 1996. There can be no assurance that such financing will be available to the Company. As of August 8, 1996 and since October 13, 1995, the Company has met all scheduled payments, resulting in a $45.3 million reduction of the principal balance of the Senior Credit Facility, including a full prepayment of the $10.6 million payment due on September 30, 1996 and a partial prepayment of the amount due December 31, 1996.

     Joint venture agreements within the Company's lithotripsy operations contemplate that, in certain situations, the Company would be required to repurchase the minority interests in such joint ventures. During 1995, the Company purchased one partnership minority interest for $9.0 million and in the first six months of 1996, the Company acquired certain minority interests in two additional partnerships for approximately $4.7 million in cash.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 1995, the Company and certain of its officers and directors were named as defendants in 21 civil suits filed on behalf of individuals claiming to have purchased and sold Coram Common Stock during the time period from approximately February 16, 1995 through August 11, 1995. The suits were filed in the United States District Court for the District of Colorado and have been consolidated into one suit captioned, In Re: Coram Healthcare Corporation Securities Litigation, Master File No. 95-N-2074. The complaint seeks certification of a plaintiff's class. In general, the complaint alleged that the defendants made false and misleading statements to the public regarding, among other things, projected earnings, anticipated cost savings and proposed mergers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, and seeks unspecified compensatory damages, attorneys' fees and costs. The Company will seek coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover all potential liabilities and costs that may be incurred.

     On November 2, 1995, a shareholder derivative suit captioned Martin J. Siegal, on behalf of Coram Healthcare Corporation v. James Sweeney, et al., Civil Action No. 14646 was filed in the Court of Chancery of the State of Delaware asserting substantially similar factual allegations as the suits described in the preceding paragraph, and seeking a judgment against the individual defendants to account to Coram for all damages sustained by Coram as a result of their alleged actions.

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

     On August 8, 1996 the Company announced an agreement in principle to settle the shareholder class actions and certain derivative litigation. The agreement in principle, which is subject to approval by the U.S. District Court for the District of Colorado, provides that the Company's insurance policies will pay $22.5 million and the Company will issue 5.0 million freely tradeable shares of Common Stock. The agreement in principle contains several contingencies, including the following: (1) the Company must issue 5.0 million shares of freely tradeable Common Stock (2) the insurance carriers must deposit all cash into an interest-bearing escrow account no later than August 31, 1996
(3) the average value of Coram's stock must remain above $2.50 during the twenty days immediately preceding final approval of the settlement (4) the Company may cancel the settlement if ten percent or more of the class members opt out of the settlement (5) the Company must not voluntarily commence, or be involuntarily put into, any bankruptcy proceeding prior to the final approval of the settlement or at any time prior to the effective date of the settlement, and (6) the Company must not be more than thirty days delinquent in paying interest or principal on its Senior Credit Facility. During the quarter ended June 30, 1996, the Company recorded a non-cash charge of $12.5 million in connection with the expected future issuance of shares. The $12.5 million, which was recorded as provision for shareholder litigation settlement in operations and common stock to be issued in shareholders' equity, represents the 5.0 million shares at the minimum value under the agreement of $2.50 per share. The actual value of the shares will be determined once the settlement receives final court approval and the shares are actually issued. The value of the shares at issuance may be higher than the $12.5 million and therefore may result in an additional charge to earnings in a future period. Any additional charge may be material.


     On September 11, 1995, as amended on October 6, 1995, the Company filed suit against Caremark alleging fraudulent misrepresentations of the value of accounts receivable and amounts of revenues, concealment of important information concerning a criminal investigation of Caremark's business practices and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. In the complaint, filed in the Superior Court of the State of California in and for the City and County of San Francisco, the Company alleges, among other things, that Caremark used improper accounting practices that resulted in overstating Caremark's revenues. The complaint further alleges that Caremark falsely represented that the Office of the Inspector General investigation involving Caremark was not going to harm the value of the Caremark Business sold to the Company.

     The Company's complaint notes that Caremark represented that the Caremark Business had net assets on December 31, 1994 of $329.3 million, including $140.2 million in accounts receivable and $200.1 million in goodwill, and that its financial statements presented fairly in all material respects the financial position and results of operations. The Company alleges in its complaint that these representations, among others, were false, giving rise to claims for breach of contract and fraud. The Company seeks compensatory and punitive damages. A trial date on the Company's claims has now been set for March 1997.

     On October 12, 1995, Caremark filed suit against the Company in the United States District Court for Northern District of Illinois (File No. 95-C-5878) alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million and punitive damages. That suit was dismissed on December 22, 1995. The matter is now on appeal. On January 17, 1996, Caremark Inc. filed a cross-complaint against the Company in the Superior Court of the State of California in and for the City and County of San Francisco (File No. 972431) stating allegations similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages.

     On May 19, 1995, a judgment was entered dismissing with prejudice the class action shareholder litigation which was initiated against T2 in 1992. Based on the terms of the settlement, the Company paid the shareholder class $25.0 million in cash (of which approximately $7.8 million was contributed by the Company's insurance carriers), and issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.25 per share. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram Common Stock which they received pursuant to the settlement had been artificially inflated during the period of settlement negotiations due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. Plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals on November 3, 1995 which the Company is seeking to have dismissed. The Company intends to vigorously oppose the appeal.

     On November 21, 1995, a separate action seeking substantially similar relief against the Company and certain of its current or former officers and directors was filed in the United States District Court for the Northern District of Georgia on November 21, 1995: William Hall and Barbara Lisser v. Coram Healthcare Corporation, et al. (File No. 1:950-CV-2994). This action was brought on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of the T2 shareholder litigation described above. Plaintiffs filed an amended complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements which caused a fraud on the market and artificially inflated the price of the Company's Common Stock during the period from August 1994 through August 1995. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, fraud and breach of the covenant of good faith and fair dealing. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued with the trading price of the Company's Common Stock at its actual price and the same number of warrants at the same exercise price with the Company's Common Stock trading at its alleged true value. The defendants filed a motion to dismiss the complaint on March 13, 1996.

     The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the litigation described in the preceding paragraphs cannot presently be determined. Accordingly, except as noted above concerning the agreement in principle to settle the shareholder litigation, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

     Since late 1993, the Securities and Exchange Commission has been conducting a formal investigation into the events that led to the restatement of T2's financial statements for the periods ended December 31, 1992 and March 31, 1993 and certain other matters. The SEC has subpoenaed certain information and T2 has responded.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position and results of operations and liquidity of the Company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.

ITEM 2. CHANGE IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 24, 1996 to consider and vote upon:

          (1) Election of directors to serve until the 1997 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

          (2) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the Company's 1996 fiscal year.

     All proposals were approved. The results of the voting are as follows:

                                         Total Vote For       Total Vote Withheld
                                         Each Director         From Each Director
                                         -------------         ------------------
 (1) For election as director:
     James M. Sweeney .................   33,309,752                2,083,554
     Donald J. Amaral .................   33,911,720                1,481,586
     Richard A. Fink ..................   33,619,877                1,773,429
     Andrew J. Nathanson ..............   33,666,934                1,726,372
     Stephen G. Pagliuca ..............   33,687,921                1,705,385
     L. Peter Smith ...................   33,913,973                1,479,333
     Dr. Gail R. Wilensky .............   33,827,307                1,565,999

                                             For         Against       Abstain
                                             ---         -------       -------
 (2) Ratification of the Appointment of
     Ernst & Young LLP ................   35,021,190     226,266      145,850

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

 10.1    -- Exclusive Distribution Agreement - Healthcare Products and
            Biomedical Equipment and Services Agreement between Medical Specialties Distributors, Inc. ("MSD") and Coram, dated as of June 1, 1996.

 10.2    -- Medical Specialties Master Service Agreement between MSD and
            Coram, dated as of June 1, 1996.

 10.3    -- Medical Specialties Master Rental Agreement between MSD and
            Coram, dated as of June 1, 1996.

 10.4    -- Coram Healthcare Litigation Memorandum of Understanding between all parties to In re Coram Healthcare Corp. Securities Litigation, Master Filed No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No. 96-N-722, dated as of August 5, 1996.

 27      -- Financial Data Schedule

 99.1    -- Seventh Amendment to Credit Agreement Dated as of July 3, 1996.

*(B) Reports on Form 8-K

            On July 12, 1996, the Company filed a current report on Form 8-K reporting an Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion dated as of June 30, 1996, entered into with each of the holders of the Company's outstanding 9% Subordinated Convertible Debentures due June 30, 1996.


*  Previously Filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CORAM HEALTHCARE CORPORATION




                                       By: /s/  RICHARD M. SMITH
                                          ---------------------------------
                                                Richard M. Smith
                                                Chief Financial Officer

August 13, 1996

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------
 10.1    -- Exclusive Distribution Agreement - Healthcare Products and
            Biomedical Equipment and Services Agreement between Medical
            Specialties Distributors, Inc. ("MSD") and Coram, dated as of June
            1, 1996.*

 10.2    -- Medical Specialties Master Service Agreement between MSD and
            Coram, dated as of June 1, 1996.*

 10.3    -- Medical Specialties Master Rental Agreement between MSD and
            Coram, dated as of June 1, 1996.*

 10.4    -- Coram Healthcare Litigation Memorandum of Understanding between all parties to In re Coram Healthcare Corp. Securities Litigation,
            Master Filed No. 95-N-2074 and Shevde v. Sweeney et al., Civil
            Action No. 96-N-722, dated as of August 5, 1996.

 27      -- Financial Data Schedule

 99.1    -- Seventh Amendment to Credit Agreement Dated as of July 3, 1996.

- --------------

* Portions of these exhibits have been redacted pursuant to a request for confidential treatment made with the Securities and Exchange Commission and are reflected herein by [ ]. The Company has filed unredacted versions with the Securities and Exchange Commission under separate cover.