Form 10-Q/A
period 1996-06-30
CORAM HEALTHCARE CORP
filed 1996-08-21
CIK 924174

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


                                AMENDMENT NO. 1

                            ------------------------
(MARK ONE)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  OR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                         COMMISSION FILE NUMBER 2-44197

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     33-0615337
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

           1125 SEVENTEENTH STREET                                80202
                  SUITE 1500                                    (Zip Code)
                  DENVER, CO
   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (303) 292-4973

                            ------------------------

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

===============================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1996             1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................   $  26,758        $  26,735
  Restricted cash...................................................       6,957           25,349
  Accounts receivable, net of allowance of $61,940 and $63,839......     120,111          153,825
  Inventories.......................................................      16,850           17,798
  Prepaid taxes.....................................................       9,766            9,975
  Deferred income taxes, net........................................       7,052           10,428
  Other current assets..............................................      10,026           11,935
                                                                       ---------        ---------
          Total current assets......................................     197,520          256,045
Property and equipment, net.........................................      21,704           29,276
Joint ventures and other assets.....................................      27,897           31,573
Other deferred costs................................................      17,130           23,266
Goodwill, net of accumulated amortization of $43,328 and $36,915....     340,290          347,689
                                                                       ---------        ---------
Total assets........................................................   $ 604,541        $ 687,849
                                                                       =========        =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $  35,198        $  63,839
  Current maturities of long-term debt..............................     230,100           67,099
  Deferred income taxes.............................................       8,629           10,428
  Accrued merger and restructuring..................................      20,730           27,392
  Other accrued liabilities.........................................      40,217           49,865
                                                                       ---------        ---------
          Total current liabilities.................................     334,874          218,623
Long-term debt......................................................     262,256          439,309
Minority interest in consolidated joint ventures....................       4,416            7,018
Other liabilities...................................................       1,902            4,859
Stockholders' equity:
  Preference stock par value $.001, authorized 10,000 shares, none
     issued.........................................................          --               --
  Common Stock, par value $.001, authorized 75,000 shares, issued
     42,174 shares in 1996 and 40,369 shares in 1995................          42               40
  Additional paid-in capital........................................     382,855          370,876
  Common stock to be issued.........................................      12,500               --
  Retained earnings (deficit).......................................    (394,304)        (352,876)
                                                                       ---------        ---------
          Total stockholders' equity................................       1,093           18,040
                                                                       ---------        ---------
Total liabilities and stockholders' equity..........................   $ 604,541        $ 687,849
                                                                       =========        =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     --------------------    --------------------
                                                       1996        1995        1996        1995
                                                     --------    --------    --------    --------
Net revenue........................................  $133,109    $179,351    $264,734    $284,129
Cost of service....................................    91,150     137,840     189,308     213,448
                                                     --------    --------    --------    --------
Gross profit.......................................    41,959      41,511      75,426      70,681
Operating expenses:
  Selling, general and administrative expenses.....    26,576      44,708      51,852      62,593
  Provision for estimated uncollectible accounts...     6,831      16,049      15,584      20,061
  Amortization of goodwill.........................     3,759       4,767       8,060       7,557
  Provision for shareholder litigation
     settlement....................................    12,500          --      12,500          --
  Restructuring costs..............................        --      25,501          --      21,370
                                                     --------    --------    --------    --------
          Total operating expenses.................    49,666      91,025      87,996     111,581
                                                     --------    --------    --------    --------
Operating income (loss)............................    (7,707)    (49,514)    (12,570)    (40,900)
Other income (expense):
  Interest expense.................................   (20,553)    (13,953)    (39,582)    (17,389)
  Other income, net................................       914         891       1,563       1,631
                                                     --------    --------    --------    --------
Loss before income taxes and minority interest.....   (27,346)    (62,576)    (50,589)    (56,658)
  Income tax benefit...............................    (5,237)         --     (12,653)     (1,105)
  Minority interest in net income of consolidated
     joint ventures................................     1,417       3,771       3,491       6,203
                                                     --------    --------    --------    --------
Net loss...........................................  $(23,526)   $(66,347)   $(41,427)   $(61,756)
                                                     ========    ========    ========    ========
Net loss per share.................................  $  (0.58)   $  (1.67)   $  (1.02)   $  (1.53)
                                                     ========    ========    ========    ========
Weighted average common shares outstanding.........    40,858      39,685      40,762      40,274
                                                     ========    ========    ========    ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                        --------     ---------
Net cash provided (used) by operating activities......................  $ 26,369     $ (18,393)
Cash flows from investing activities:
  Proceeds from sale and maturities of available for sale
     securities.......................................................        --         3,786
  Payments for acquisition of businesses, net of cash acquired........    (6,712)     (240,155)
  Proceeds from sale of businesses....................................    12,757         1,473
  Other...............................................................    (1,906)       (1,716)
                                                                        --------     ---------
          Net cash provided (used) by investing activities............     4,139      (236,612)
                                                                        --------     ---------
Cash flows from financing activities:
  Sales of stock, including exercise of stock options.................       234         8,846
  Borrowings (repayments) of lines of credit, net.....................        --      (108,120)
  Debt borrowings.....................................................        --       557,000
  Cash paid for debt restructuring....................................      (250)      (13,317)
  Repayment of debt...................................................   (30,469)     (179,688)
  Securities sold under agreements to repurchase, net.................        --        (1,655)
                                                                        --------     ---------
          Net cash provided (used) by financing activities............   (30,485)      263,066
                                                                        --------     ---------
Net increase in cash and cash equivalents.............................  $     23     $   8,061
                                                                        ========     =========

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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     The cost in excess of identifiable net assets acquired of $166.4 million was allocated to goodwill. In the third quarter of 1995, it was determined that the incremental goodwill added in the acquisition of the Caremark Business had no value and a substantial portion of that goodwill was written off as part of the impairment loss on the Company's long-lived assets. See Note 1, "Goodwill and Other Long-Lived Assets". At the same time, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations in the third quarter of 1995 when it concluded that its sole source of recovery was its lawsuit against Caremark. The Company filed its initial complaint against Caremark on September 11, 1995. See Note 5 and Part II -- Item 1, "Legal Proceedings."

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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                    CHARGES THROUGH                    BALANCE AT
                                                     JUNE 30, 1996                    JUNE 30, 1996
                                          -----------------------------------    -----------------------
                                              CASH        NON-CASH               FUTURE CASH      TOTAL
                                          EXPENDITURES    CHARGES      TOTAL     EXPENDITURES    CHARGES
                                          ------------    --------    -------    ------------    -------
CORAM CONSOLIDATION PLAN:
Merger Costs............................     $26,500      $   600     $27,100       $1,400       $28,500
                                             =======      =======     =======       ======       =======
Personnel Reduction Costs...............     $19,400      $   600     $20,000       $1,000       $21,000
Facility Reduction Costs................       9,600       21,500      31,100        2,400        33,500
Discontinuance Costs....................           0       29,400      29,400        2,600        32,000
                                             -------      -------     -------       ------       -------
Total Restructuring Costs...............     $29,000      $51,500     $80,500       $6,000       $86,500
                                             =======      =======     =======       ======       =======
CAREMARK BUSINESS CONSOLIDATION PLAN:
Personnel Reduction Costs...............     $10,300      $    --     $10,300       $  300       $10,600
Facility Reduction Costs................       4,600        3,900       8,500        8,900        17,400
                                             -------      -------     -------       ------       -------
Total Restructuring Costs...............     $14,900      $ 3,900     $18,800       $9,200       $28,000
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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1996           1995
                                                                   --------     ------------
    Senior Credit Facility.......................................  $199,800       $227,200
    Rollover Note, including accrued interest (Bridge Note
      through April 6, 1996).....................................   176,307        159,767
    Junior convertible subordinated PIK note, due October 1,
      2005, plus interest payable semiannually at 7%, convertible into Common Stock at the conversion rate of $27, including
      accrued interest...........................................    81,748         77,625
    Junior non-convertible subordinated PIK note, due October 1,
      2005, plus interest payable semiannually at 12%, including accrued
      interest...................................................    28,933         26,500
    Subordinated convertible debentures..........................        --          6,618
    Other obligations, including capital leases, at interest
      rates ranging from 6% to 16%, collateralized by certain
      property and equipment.....................................     5,568          8,698
                                                                   --------       --------
                                                                    492,356        506,408
    Less current scheduled maturities............................   230,100         67,099
                                                                   --------       --------
                                                                   $262,256       $439,309
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

        0-89 days (Issued December 30, 1995).................................   0.50%
        90-179 days (Issued March 29, 1996)..................................   1.00%
        180-269 days (Issued June 28, 1996)..................................   1.00%
        270-359 days.........................................................   1.50%
        360-449 days.........................................................   2.00%
        450-539 days.........................................................   2.50%
        540-629 days.........................................................   2.50%
        630-719 days.........................................................   3.00%
        720-809 days.........................................................   3.00%
        810 days and thereafter..............................................   3.00%
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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. This fact combined with the significant underperformance of the Caremark Business materially and adversely affected the Company's financial condition and results of operations. Further, the Company believes the guilty plea by Caremark related to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company, further contributing to a loss of revenues. In addition, during the first quarter of 1996, Caremark announced a settlement with private indemnity payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the causes underlying the Caremark settlements have also had an adverse effect on its business. See Note 2 to the Unaudited Condensed Consolidated Financial Statements --"Acquisitions and Restructurings -- Acquisition of Caremark Business."

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

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity, managed care and governmental payors, respectively, for the three months ended June 30, 1996, March 31, 1996 and December 31, 1995:

                                                         JUNE 30,       MARCH 31,       DECEMBER 31,
                                                           1996           1996              1995
                                                         --------       ---------       ------------
Private Indemnity Insurance and Other Payors...........      36%            39%               41%
Managed Care Organizations.............................      34%            34%               32%
Medicare and Medicaid Programs.........................      30%            27%               27%
                                                           ----           ----              ----
          Total........................................     100%           100%              100%

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

                             RESULTS OF OPERATIONS

                         CERTAIN QUARTERLY COMPARISONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

     The following summarizes the Company's results of operations for the three months ended June 30, 1996 and March 31, 1996 (unaudited; in thousands, except per share data):

                                                                      THREE MONTHS ENDED
                                                                     ---------------------
                                                                     JUNE 30,     MARCH 31,
                                                                       1996         1996
                                                                     --------     --------
    Net revenue....................................................  $133,109     $131,625
    Cost of service................................................    91,150       98,159
                                                                     --------     --------
    Gross profit...................................................    41,959       33,466
    Operating expenses:
      Selling, general and administrative expenses.................    26,576       25,277
      Provision for estimated uncollectible accounts...............     6,831        8,752
      Amortization of goodwill.....................................     3,759        4,301
      Provision for shareholder litigation settlement..............    12,500           --
                                                                     --------     --------
              Total operating expenses.............................    49,666       38,330
                                                                     --------     --------
    Operating income (loss)........................................    (7,707)      (4,864)
    Other income (expense):
      Interest expense.............................................   (20,553)     (19,029)
      Other income, net............................................       914          650
                                                                     --------     --------
    Loss before income taxes and minority interest.................   (27,346)     (23,243)
      Income tax benefit...........................................    (5,237)      (7,416)
      Minority interest in net income of consolidated joint
         ventures..................................................     1,417        2,074
                                                                     --------     --------
    Net loss.......................................................  $(23,526)    $(17,901)
                                                                     ========     ========
    Net loss per share.............................................  $  (0.58)    $  (0.44)
                                                                     ========     ========
    Weighted average common shares outstanding.....................    40,858       40,652
                                                                     ========     ========

     Net Revenue. Net revenue for the second quarter of 1996 increased by $1.5 million compared with the first quarter of 1996. There were no factors that on an aggregate basis had a significant effect on revenue from quarter to quarter. The Company has continued to eliminate unprofitable contractual relationships and has sold or discontinued non-strategic or unprofitable businesses. In addition, there continues to be ongoing pricing pressures as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors. See "Factors Adversely Affecting Recent Operating Results."

     Gross Profit. Gross profit for the second quarter of 1996 increased $8.5 million or 25.4% compared with the first quarter of 1996. This improvement is due to the reduction in cost of service from 74.6% of net revenue in the first quarter of 1996 to 68.5% of net revenue in the second quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $1.3 million for the second quarter of 1996 compared with the first quarter of 1996. The increase is due primarily to increased legal expenses due to the defense of the Company in the shareholder suits filed against it, in the pursuit of the ongoing suit against Caremark (See
Part II -- Item 1. "Legal Proceedings."), and increased fees paid to collection agencies as the Company continues to increase resources focused on the collection of aged accounts receivable. SG&A also includes a non-recurring $1.4 million gain on the conversion of certain debentures to equity recorded in the second quarter of 1996 and a $1.6 million gain on the disposal of a non-core business in the first quarter of 1996.

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

     Provision for Shareholder Litigation Settlement. During the quarter ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with 5.0 million freely tradeable shares to be issued at a future date under an agreement in principle to settle shareholder litigation. See Part II -- Item 1. "Legal Proceedings" and Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

     Provision for Shareholder Litigation Settlement. During the quarter ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with 5.0 million freely tradeable shares to be issued at a future date under an agreement in principle to settle shareholder litigation. See Part II -- Item 1. "Legal Proceedings" and Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

     Provision for Shareholder Litigation Settlement. During the six months ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with 5.0 million freely tradeable shares to be issued at a future date under an agreement in principle to settle shareholder litigation. See Part II -- Item 1. "Legal Proceedings" and Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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


     Operating Loss. The Company recorded an operating loss of $12.6 million for the first six months of 1996 compared to an operating loss of $41.0 million in the first six months of 1995. Excluding the effects of the $12.5 million non-cash shareholder litigation settlement, the $1.6 million gain on the disposal of non-core businesses and the $1.4 million gain on the retirement of certain debentures to equity recorded in the first six months of 1996 and the $3.4 million loss recorded for the early extinguishment of debt, and the $21.4 million restructure charge recorded in the first six months of 1995, operating income improved by $13.0 million.


     Other Income (Expense). Interest expense increased by $22.2 million for the first six months of 1996 compared with the same period in 1995 due to increased borrowings by the Company to finance acquisitions, consolidation costs and working capital needs. Of the $39.6 million interest expense recorded for the six months ended June 30, 1996, $29.5 million was non-cash in nature.

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

     The Company's Senior Credit Facility matures on March 31, 1997 and the Company is currently evaluating its alternatives to meet scheduled maturities of principal and interest, including the engagement of an investment bank to evaluate the strategic alternatives concerning the divestiture of its lithotripsy business. The lithotripsy business contributed net revenue, pre-tax income and operating cash flow of $24.7 million, $7.1 million and $11.0 million, respectively, for the first six months of 1996. No assurance can be given as to whether the business will be sold or the amount of proceeds that may be realized. Proceeds realized, if any, will be applied to reduce amounts outstanding under the Company's Senior Credit Facility. The Company believes that it has adequate working capital to meet its cash requirements through March 31, 1997, provided that the objectives of its business strategy are achieved. The failure of the Company to achieve these objectives could have a material adverse effect on the Company's financial position, results of operations and liquidity. Moreover, it may still be necessary for the Company to arrange additional equity or debt financing or make additional sales of non-core assets, including its lithotripsy businesses, in order to meet scheduled maturities of principal and interest commencing December 31, 1996. There can be no assurance that such financing will be available to the Company. As of August 8, 1996 and since October 13, 1995, the Company has met all scheduled payments, resulting in a $45.3 million reduction of the principal balance of the Senior Credit Facility, including a full prepayment of the $10.6 million payment due on September 30, 1996 and a partial prepayment of the amount due December 31, 1996.

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

     All proposals were approved. The results of the voting are as follows:

                                                       TOTAL VOTE FOR         TOTAL VOTE WITHHELD
                                                       EACH DIRECTOR          FROM EACH DIRECTOR
                                                       --------------         -------------------
    (1) For election as director:
        James M. Sweeney............................     33,309,752                2,083,554
        Donald J. Amaral............................     33,911,720                1,481,586
        Richard A. Fink.............................     33,619,877                1,773,429
        Andrew J. Nathanson.........................     33,666,934                1,726,372
        Stephen G. Pagliuca.........................     33,687,921                1,705,385
        L. Peter Smith..............................     33,913,973                1,479,333
        Dr. Gail R. Wilensky........................     33,827,307                1,565,999

                                                             FOR         AGAINST     ABSTAIN
                                                          ----------     -------     -------
    (2) Ratification of the Appointment of
        Ernst & Young LLP...............................  35,021,190     226,266     145,850

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits


      EXHIBIT
       NUMBER                                      DESCRIPTION
- -------------------- ------------------------------------------------------------------------
       *10.1         -- Exclusive Distribution Agreement -- Healthcare Products and
                        Biomedical Equipment and Services Agreement between Medical
                        Specialties Distributors, Inc. ("MSD") and Coram, dated as of June 1,
                        1996.
       *10.2         -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996.
       *10.3         -- Medical Specialties Master Rental Agreement between MSD and Coram, dated as of June 1, 1996.
       *10.4         -- Coram Healthcare Litigation Memorandum of Understanding between all parties to In re Coram Healthcare Corp. Securities Litigation, Master
                        Filed No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No.
                        96-N-722, dated as of August 5, 1996.
       *27           -- Financial Data Schedule
       *99.1         -- Seventh Amendment to Credit Agreement Dated as of July 3, 1996.


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


August 21, 1996