Form 10-K
period 1996-12-31
CORAM HEALTHCARE CORP
filed 1997-03-31
CIK 924174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
COMMISSION FILE NUMBER 1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                                           33-0615357
    (State or other jurisdiction of                                                   (IRS Employer
    incorporation or organization)                                                  Identification No.)

    1125 SEVENTEENTH STREET, SUITE 2100                                                    80202
    DENVER, COLORADO                                                                     (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 292-4973

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                                        WHICH REGISTERED
-----------------------                                                        ----------------

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

    AS OF MARCH 24, 1997, THERE WERE OUTSTANDING 44,133,964 SHARES OF THE REGISTRANTS COMMON STOCK, WHICH IS THE ONLY CLASS OF VOTING STOCK OF THE REGISTRANT. AS OF THE DATE, THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE FOR THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 24, 1997 WAS APPROXIMATELY $157.0 MILLION.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

    PART I


ITEM 1.  BUSINESS.

    GENERAL OVERVIEW

    Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company"), is a leading provider of alternate site (outside the hospital) infusion therapy and related services in the United States, operating approximately 110 branches located in 43 states. Infusion therapy involves the intravenous administration of anti-infective, chemotherapy, pain management, nutrition and other therapies. Other services offered by the Company include lithotripsy, mail-order pharmacy, pharmacy benefit management, network management, disease state management, and other non-intravenous products and services.

    The Company was formed on July 8, 1994 as a result of a merger (the "Four-Way Merger") by and among T2 Medical, Inc. ("T2 Medical"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc. ("Medisys") and HealthInfusion, Inc. ("HealthInfusion"), each of which was a publicly-held national or regional provider of home infusion therapy and related services. Each of these other companies became and is now a wholly owned subsidiary of the Company. This transaction was accounted for as a pooling of interests.

    The Company has made a number of acquisitions since operations commenced, the most significant of which was the acquisition of certain home infusion operations of Caremark, Inc. a wholly owned subsidiary of Caremark International, Inc. (the "Caremark Business") effective April 1, 1995. In addition, the Company acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. As a result of these acquisitions, the Company became the largest independent provider of alternate site infusion therapy services in the United States based on breadth of service and total revenue.

    On October 19, 1996, the Company, Integrated Health Services, Inc. ("IHS") and IHS Acquisition XIX, Inc., ("Merger Sub"), entered into a definitive Agreement Merger and Plan of Merger (the "Merger Agreement") providing for the merger (the "IHS Merger") of Merger Sub with and into the Company. If the Merger is consummated, the Company will become a wholly-owned subsidiary of IHS. Preliminary proxy materials relating to the solicitation of the approval of the Merger by Coram's and IHS' stockholders have been filed with the Securities and Exchange Commission and are under review and subject to comment thereby. There can be no assurance that the Merger will be consummated. See
Note 3 to the Company's Consolidated Financial Statements. On March 30, 1997, Coram and IHS executed an amendment to their October 19, 1996 Plan of Merger, which will become effective at the close of business on Friday, April 4, 1997 unless either party gives the other prior notice of cancellation of the amendment. The amendment revises the previously announced exchange ratio from
 .2111 shares of IHS common stock for each share of Coram common stock to .15 shares of IHS common stock for each share of Coram common stock. IHS has agreed to pay Coram a fee of $25 million if the merger is not consummated other than pursuant to certain limited conditions. The parties have agreed to change the Plan of Merger to provide that if the merger is not completed on May 31, 1997, it will terminate on that date unless the termination date is extended by either party for an additional 60 days.

DELIVERY OF ALTERNATE SITE HEALTHCARE SERVICES

    General. Infusion patients are primarily referred to the Company following diagnosis of a specific disease or upon discharge from a hospital. The treating physician will generally determine whether the patient is a candidate for home infusion treatment. Either the patient's physician or a managed care payor will determine the infusion company to which a patient is referred. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs generally requires patient training, specialized equipment and periodic monitoring by skilled nurses and pharmacists. Most therapies require either a gravity-based flow control device or an electro-mechanical pump to meter the drugs. Some therapies are administered continuously; most however, are given for a prescribed number of hours per day. Coram's nurses and pharmacists work with the patient's doctor to track the patient's condition and update the therapy as necessary. Treatments can last from a few days to several years.

    Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion centers or "branches," which provide the following functions: (i) patient intake and monitoring, (ii) drug mixing and preparation by pharmacists and pharmacy technicians, (iii) clinical pharmacy services, (iv) nursing services, (v) materials management, including drug and supply inventory and delivery, (vi) billing, collections and benefit verification, (vii) sales to local referral sources, including doctors, hospitals and payors and (viii) general management. The Company's branch facilities typically are leased and generally consist of 2,000 to 20,000 square feet of office space in suburban office parks, often in close proximity to major medical facilities. A typical branch has a fully equipped pharmacy, offices for administrative personnel and a small storage warehouse. Branches are staffed with three to one hundred full-time employees, and a typical branch includes a branch manager, licensed pharmacists, pharmacy technicians, registered nurses and sales and administrative personnel. Each branch serves the metropolitan area in which it is located, generally within a two-hour driving radius of all patients served, as well as outlying locations where it can arrange appropriate nursing services. Satellite branches are also used. These smaller branches contain limited supplies and pharmacy operations and are used as dispatch centers serving a specified geographical area.

    In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff at the local branch works closely with the patient's physician or clinicians and hospital personnel in order to assess the patient's suitability for home care. This assessment process includes but is not limited to an analysis of the patient's physical and emotional condition and of social factors such as the safety and cleanliness of the home environment and the availability of family members or others who can assist in the administration of the patient's therapy, if necessary. It also includes a review of compliance with the requirements of the patient's insurance carrier, managed care provider and governmental payor.

    When a patient's suitability for home care has been confirmed, the patient and the patient's designated care-giver receive training and education concerning the therapy to be administered, including proper infusion technique and care and use of intravenous devices and other equipment used in connection with the therapy. Assessment and training are generally performed by the Company's nurses and pharmacists.

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

    Upon the patient's arrival home, a nurse from the local branch typically oversees the administration of the patient's first home infusion treatment. Thereafter, the frequency of nursing visits depends upon the particular therapy of the patient involved. During these subsequent visits, the nurse may check and adjust the patient's infusion site, intravenous lines and related equipment, obtain blood samples, change the pump settings and/or drug administration after consulting with the physician and the pharmacist and assess the patient's condition and compliance with the plan of care. The patient's nutrition supplies and prescription drugs are typically delivered on a weekly basis depending on the therapy and the particular drugs being used.

    The treating physician and the managed care coordinator remain actively involved in the patient's treatment by monitoring the administration of the plan of treatment and revising the plan as necessary. In addition, each branch has a medical advisory board comprised of local physicians who review quality assurance and patient service issues and consult with the Company on maintaining and improving its quality of care and patient service at the local level.

    Outpatient Facilities. Outpatient facilities, either in separate facilities or in a branch, are used to treat patients that do not require hospitalization but are not treated at home because of convenience, severity of illness, complexity of therapy or environmental concerns. Patients report to the outpatient facility for administration of the required therapy and return home that day.

PRODUCTS AND SERVICES OF THE COMPANY

    Infusion Therapy. Coram provides a variety of infusion therapies, principally anti-infective therapy, parenteral nutrition, chemotherapy and pain management therapy. The initiation and duration of these therapies is determined by a physician based upon a patient's diagnosis, treatment plan and response to therapy. Certain therapies, such as anti-infective therapy, are generally used in the treatment of temporary conditions such as infections, while others, such as parenteral nutrition, may be required on a long-term or permanent basis. The infusion therapies are administered at the patient's home by the patient, the designated care-giver or an employee or agent of the Company. In patient groups such as immune suppressed patients (e.g., AIDS/HIV, cancer and transplant patients) anti-infective therapy must be provided episodically over the duration of the primary disease or for the remainder of the patient's life.

    The following table sets forth the estimated aggregate percentages of patient revenue derived by the Company from the designated types of infusion therapies for the periods indicated:


                                                                        YEAR ENDED                  YEAR ENDED
                                                                     DECEMBER 31, 1996          DECEMBER 31, 1995
                                                                     -----------------          -----------------
             Anti-Infective    . . . . . . . . . . . . . . .                  27%                        30%
             Parenteral and Enteral Nutrition  . . . . . .                    30%                        31%
             Biotherapy  . . . . . . . . . . . . . . . . .                     8%                         7%
             Chemotherapy  . . . . . . . . . . . . . . . .                     4%                         4%
             Pain Management . . . . . . . . . . . . . . . .                   4%                         3%
             Other Therapies   . . . . . . . . . . . . . . .                  27%                        25%
                                                                        --------------             --------------
             Total . . . . . . . . . . . . . . . . . . . .                   100%                       100%


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

    Parenteral and Enteral Nutrition. Total parenteral nutrition therapy or "TPN" involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to a gastrointestinal illness or conditions such as an intestinal obstruction or inflammatory bowel disease.
The therapy is administered through a central catheter surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solution may contain amino acids, dextrose, fatty acids, electrolytes, trace minerals or vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on parenteral nutritional therapy for life. Enteral nutrition therapy is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical conditions. Enteral nutrition therapy is often administered over a long period, generally for more than six months.

    Biotherapy. The Company also provides patients with biological response modifiers, colony stimulating factors such as G-CSF and GM-CSF, erythropoietin and interferons. In addition, the Company provides therapies for diseases such as alpha-1-antititrypsin (AAT) deficiency, hemophilia, primary immune deficiencies and growth deficiencies.

    Chemotherapy. Chemotherapy is the administration of cytotoxic drugs to patients suffering from various types of cancer either alone or as adjuvant (an immunological agent that increases the antigenic response) to other therapies such as radiation or surgery. Breast, lung, colon, prostate and ovarian cancer, among others, generally are considered to be most conducive to outpatient chemotherapy treatment. Chemotherapy generally is administered periodically for several weeks or months. The nature of drugs that are used to treat cancer is such that side effects such as nausea occur in some patients. This requires the administration of additional agents to treat those side effects.

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

    Other Therapies. The Company provides other technologically advanced therapies such as intravenous intropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for prevention of blood clots and anti-nausea therapy for chemotherapy induced emesis. Hydration therapy involves the intravenous administration of fluids; it is often administered in conjunction with intravenous chemotherapy. Currently, each such therapy amounted to less than 5% of the Company's infusion therapy net revenue for each of the fiscal years ended December 31, 1996 and 1995. The Company continually evaluates new infusion therapies and intends to add therapies which enable it to continue to provide full service to its patients and payors. For example, the Company has developed and is marketing a program for the treatment of pre- and post-transplant patients which includes proprietary patient assessment and monitoring protocols and the delivery of a wide range of intravenous and oral medications.

    Lithotripsy. Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. Depending on the particular lithotripter used, the patient is sedated using either general anesthesia or a mild sedative while seated in a bath or lying on a treatment table. The operator of the lithotripter machine locates the stone using fluoroscopy and directs the shock waves toward the stone. The shock waves then fragment the stone thereby enabling the patient to pass the fragments through the urinary tract. Because lithotripsy is non-invasive and is provided on an outpatient basis, lithotripsy is an attractive alternative to other more invasive techniques otherwise used in treating urinary tract stones.

    As of December 31, 1996, Coram owned a controlling interest in 11 lithotripsy partnerships as well as two wholly owned lithotripsy partnerships, a wholly owned lithotripter maintenance company and a lithotripsy management company. The Company's lithotripsy businesses currently consists of an aggregate of 33 lithotripsy machines that provide services in approximately 175 locations in 15 states. The other owners of the partnerships are primarily physicians, many of whom utilize the partnership's equipment to treat their patients. Thirteen of the 33 lithotripsy machines are stationary and located at hospitals or ambulatory surgery centers, while the other 20 machines are mobile, allowing them to be moved in order to meet patient needs and market demands. The Company's lithotripsy businesses typically lease the machine on a per procedure basis to a hospital, ambulatory surgery center or other facility providing care to the patient. In some cases, the lithotripsy businesses bill the patient directly for the use of the partnership's machine.

    Coram's agreements with its lithotripsy partners contemplate that the Company will acquire the remaining interest in each partnership at a defined price in the event that legislation is passed or regulations are adopted that would prevent the partner from owning an interest in the partnership and using the partnership's lithotripsy equipment for the treatment of his or her patients. While current interpretations of existing law are subject to considerable uncertainty, the Company believes that its partnership arrangements with physicians in its lithotripsy business are in compliance with current law. If, however, Coram were required to acquire the minority interest of its physician partners in each of its lithotripsy partnerships under current or future governing law, the cost, in the aggregate, would be material to the Company.

    In 1993, the Health Care Financing Administration ("HCFA") released a proposed rule defining the rate at which ambulatory surgery centers and certain hospitals would be reimbursed under Medicare or Medicaid for the technical component of a lithotripsy procedure. This proposed rule has not been finalized. The Company cannot predict what the final rate for such reimbursement will be or what effect, if any, the adoption of this proposed rule would have on lithotripsy revenue and whether this decreased reimbursement rate would be applied to lithotripsy procedures performed at hospitals, where a majority of the Company's lithotripsy machines are currently utilized.

    Coram's lithotripsy operations have historically contributed a substantial amount of operating income. However, there can be no assurance that lithotripsy reimbursement rates will remain at their current levels. The Company also believes that the amounts the businesses currently receive for use of their machines will be increasingly subject to pricing pressures similar to the pricing pressures that have been exerted on the Company's infusion therapy business.

    R-Net. The Resource Network or "R-Net" is an alternate site services provider network and supporting management system developed by the Company in 1993. Through R-Net the Company can offer "one-stop shopping" to large managed care organizations such as HMOs and PPOs seeking to arrange for a variety of alternate site services for their enrollees under both capitated and fee-for-service arrangements. In addition, the Company's management information system enables Coram to (i)coordinate the provision of alternate site services among its network of providers; (ii) manage cases and utilization; and (iii) monitor and report outcomes to managed care payors who are concerned with combining cost efficiency with good clinical outcomes. As of December 31, 1996, R-Net had approximately 15 such arrangements covering approximately six million lives.

    Prescription Services. Coram Prescription Services or "CPS" includes a centralized mail order pharmacy and a prescription benefit management service. CPS offers claims administration with formulary and drug utilization and evaluation services aimed at assisting physicians in improving outcomes for patients with diabetes, asthma, organ transplants, HIV, AIDS and other chronic illnesses. CPS' services are marketed through a dedicated sales force in addition to Coram's field sales force to physicians, managed care organizations and other third-party payors.

    Women's Health. The Women's Health business provides alternate site obstetrical and gynecological support services. The Women's Health services include: remote monitoring of uterine contractions; monitoring of blood pressure, heart rate, weight, urine, protein and glucose levels; intravenous and oral drug therapy; dietitian services; integrated nursing support; diabetes management; pregnancy-induced hypertension management; fertility management; and post partum follow-up.

    Asthma Care.  The Company has introduced an asthma management program.
The program, which is marketed to managed care organizations, is designed to prevent acute episodes of asthma by helping patients and families better manage the disease.

ORGANIZATION AND OPERATIONS

    General. The Company's alternate site infusion therapy business operations are conducted through approximately 110 branches managed through two area offices. The area offices provide each of its branches with key management direction and support services. The Company's organizational structure is designed to create operating efficiencies associated with certain centralized services and purchasing while also promoting local decision making. The Company believes that its decentralized approach to management facilitates high quality local decision making, which allows it to attract and retain experienced local managers and be responsive to local market needs.

    Operating Systems and Controls. An important factor in Coram's ability to monitor its operating locations is its management information systems. Besides routine revenue and cost reporting, the Company has developed a performance model for monitoring its field operations. Actual operating results derived from its management information systems are compared to the performance model, enabling management to identify areas requiring improvement. The Company believes that the use of standardized, specific performance matrices and the identification of best demonstrated practices will facilitate operating improvement.

    The Company endeavors to ensure that its local managers have the autonomy and ability to perform effectively by providing them with training, comprehensive policies and procedures and standardized systems. The Company has designed management incentive plans that reward performance based on revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") contribution, accounts receivable collection and inventory control.

REIMBURSEMENT OF SERVICES

    Virtually all of Coram's revenue is derived from third-party payors, including private insurers, managed care organizations such as HMOs and PPOs, and governmental payors such as Medicare and Medicaid. Similar to other medical service providers, the Company experiences lengthy reimbursement periods in certain circumstances as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. The Company has developed substantial expertise in processing claims and carefully screens new cases to determine whether adequate reimbursement will be available. Individual branches are generally responsible for their own billing and collections, within strict guidelines. The Company believes that accounts receivable management is best accomplished at the local level because of direct relationships with payors and the ability of branch personnel to identify and react promptly to billing discrepancies.

    Private indemnity payors typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payors, although net revenue and gross profits from private payors have been affected by the continuing efforts to contain or reduce the costs of healthcare. An increasing percentage of Coram's revenue has been derived in recent years from agreements with Health Maintenance Organizations ("HMOs"), Preferred Provider Organization ("PPOs") and other managed care providers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts, provide for faster payment terms and provide opportunities to generate greater volume than traditional indemnity referrals. Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, and through the federal Medicare and Medicaid programs. Medicare, under its Part B reimbursement program which applies to a substantial majority of the Company's business, has developed a national fee schedule for respiratory therapy, home medical equipment and infusion therapy which provides reimbursement at 80% of the amount of any fee on the schedule. The remaining 20% co-insurance portion is not paid by Medicare. In most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients. In other cases, the Company bills and actively monitors other third-party payors or patients responsible for co-insurance reimbursement.

QUALITY ASSURANCE

    Coram has established quality improvement programs to ensure that service standards are implemented and the objectives of those standards are met. All of the Company's branch facilities are currently accredited under the former entities' names. As of March 24, 1997, the corporate office and 58 branch offices had been re-surveyed by the Joint Commission on Accreditation of Healthcare Organizations ("JACHO"). Thirty-nine of these branches received accreditation nineteen of which were accredited with commendation, the highest award possible. The remaining branch offices are either awaiting the results of their survey, are in the process of being re-surveyed or are applying for re-survey under Coram's name. Coram's quality improvement program also includes quality audits of branches by Coram's Clinical Services Department. An additional component of the Company's quality improvement function is its local medical/professional advisory boards. Each branch has its own local board of medical advisors that meets regularly to perform, among others, the following functions:

    1.   Evaluate branch programs, policies and procedures.

    2. Provide ongoing direction of quality improvement and patient satisfaction activities.

    3. Assist in development of new programs or procedures to meet recognized needs within the branch or community it serves.

    4.   Advise the branch staff on professional and clinical issues.

    5.   Review quality assurance and patient service issues.

    Each medical advisor is also required to be available for periodic consulting on day-to-day clinical issues that require the immediate input or advice of a physician.

COMPETITION

    The alternate site healthcare market is highly competitive and is experiencing both horizontal and vertical consolidation. Some of Coram's current and potential competitors include (i) integrated providers of alternate site healthcare services; (ii) large, national hospital chains; (iii) local providers of multiple products and services for the alternate site healthcare market; and (iv) physicians, including physicians with whom it previously had business arrangements. The Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services offered through their offices, including services similar to those offered by the Company. Integrated alternate site healthcare companies and certain of the Company's other national competitors may have superior financial, marketing and managerial resources, size, purchasing power and strategic relationships with providers, referral sources such as physicians and traditional indemnity and managed care payors.

    The Company competes on a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. Competition within the alternate site healthcare delivery system has been affected by the decision of third party payors and their case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers may become a prerequisite to Coram's ability to continue to serve many of its patients. Similarly, the ability of the Company and its competitors to align themselves with other healthcare service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by the Company.

    Moreover, there are relatively few barriers to entry in the local markets which Coram serves. Local or regional companies are currently competing in many of the home healthcare markets served by the Company and others may do so in the future. Coram also expects competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. The introduction and enhancement of new services and the development of strategic relationships by Coram's competitors could cause a significant decline in sales, loss of market acceptance of the Company's services and intense price competition. The Company expects to continue to encounter increased competition in the future that could limit its ability to maintain or increase its market share. Such increased competition could have a material effect on the business, financial condition and results of operations of the Company. See "Risk Factors -- Intensely Competitive Industry."

SALES AND MARKETING

    The Company's products and services are marketed through its field sales force, branch sales personnel and various media formats. Substantially all of Coram's new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. The Company's sales force is responsible for establishing and maintaining referral sources. All sales employees receive a base salary plus incentive compensation based on profitable revenue growth.

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

    As a result of escalating pressures to contain healthcare costs, third-party payors are participating to a greater extent in decisions regarding healthcare alternatives using their significant bargaining power to secure discounts and to direct referrals of their enrollees to providers. In response, Coram has modified its sales and development focus and is aggressively pursuing agreements with third party payors, managed service organizations and provider networks that provide high quality, cost effective care. The Company has recruited a dedicated sales force to enhance its efforts to market and sell its services to managed care payors. Managed care sales representatives are deployed in each branch and at the corporate level with additional resources focused on large national payors. The Company has approximately 850 formal agreements in total, approximately 820 of which are with managed care organizations. The Company is currently focusing its efforts on increasing referrals through selected managed care agreements with the goal of being the exclusive infusion provider as well as selling special programs such as Women's Health and transplant services to these key customers. Through its R-Net product, the Company has established relationships with managed care companies serving as an ancillary service manager for all home health services. Under these arrangements, the Company provides the services it can directly and subcontracts the services it cannot provide on its own through its network of providers.

CUSTOMERS AND SUPPLIERS

    The Company provides alternate site home healthcare services and products to a large number of patients and with the exception of Medicare and Medicaid, (which collectively represent 27% of net revenue for the year ended December 31, 1996) no single payor accounted for more than 5% of Coram's net revenue for the year ended December 31, 1996. The Company purchases products from a large number of suppliers and considers its relationships with its vendors to be good. The Company believes that substantially all of its products are available from alternative sources with terms consistent in all material respects to its present agreements.

GOVERNMENT REGULATION

    General. Coram's alternate site infusion facilities are subject to extensive federal and state laws regulating, among other things, the provision of pharmacy, home care, nursing services, health planning, health and safety, environmental compliance and toxic waste disposal. The Company is also subject to fraud and abuse and self referral laws which affect its business relationships with physicians and other healthcare providers and referral sources and its reimbursement from government payors. Generally, all states require infusion companies to be licensed as pharmacies and to have appropriate state and federal registrations for dispensing controlled substances. Some states require infusion companies to be licensed as nursing or home health agencies and to obtain medical waste permits. In addition, certain employees of the Company are subject to state laws and regulations governing the ethics and professional practice of pharmacy and nursing. The Company may also be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established certificate of need ("CON") programs regulating the establishment or expansion of healthcare facilities, including certain of Coram's facilities. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. Coram's operating results could be adversely affected as a result of any such sanctions. The Company believes it complies in all material respects with these and all other applicable laws and regulations.
The healthcare services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored healthcare reform, if enacted, will not result in a material adverse change to the Company.

    Fraud and Abuse. The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. In addition, violations of the anti-kickback statute may be prosecuted as false claims under Medicare law, the penalties for which include return of payments received, fines and exclusion from participation. Federal enforcement officials may also attempt to use other general federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $10,000 per claim plus treble damages, and permits private persons to sue on behalf of the government in qui tam actions. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payor source.

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

    Similarly, a large number of states in which Coram operates have varying laws prohibiting certain direct or indirect remuneration between healthcare providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these laws include loss of licensure and civil and criminal penalties.

    Prohibition on Physician Referrals.  Under the Omnibus Budget
Reconciliation Act of 1993 ("Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid program to an entity with which the physician has a financial relationship. While infusion therapy is not itself listed as a "designated health service," component parts of it specifically are: outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity can also receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995. Because of its broad language, Stark II may be interpreted by the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") to apply to Coram's operations. During 1994 and the first quarter of 1995, the Company restructured or terminated a large number of relationships with physicians in order to meet the requirements of Stark II, Coram's own compliance standards and a Settlement Agreement reached in September 1994 between the United States and T2 Medical (the "T2 Medical OIG Settlement Agreement"). See "Other Regulations." Stark II is broadly written and no regulations have been promulgated to clarify its meaning or application. Regulations for a predecessor law, Stark I, were published in August 1995. Although the government has indicated that many substantive provisions in the Stark I regulations will be applied to Stark II, there are still many areas that lack clarity, and the Stark I regulations offer little specific guidance on the application of Stark II to the infusion therapy business or the lithotripsy business. A failure to achieve compliance with the provisions of Stark II could have a material adverse effect on the Company.

    In 1995, amendments to the Stark II law were included in the budget bill adopted by Congress. The relevant amendments would have increased the ability of physicians to operate infusion therapy programs out of their medical offices and would have removed "in-patient and out-patient hospital services" from the list of designated health services, thereby eliminating any question about whether Coram's lithotripsy operations are implicated by the Stark II law. However, the budget bill, after being approved by Congress, was vetoed by the President. It is not currently known whether the Stark II law will be amended or what form, if any, such amendment may take.

    A large number of the states in which Coram operates have enacted some form of physician self-referral law that regulates ownership interests in or compensation arrangements between physicians and the healthcare service providers to which they refer patients. These laws vary from measures that require physicians to disclose their financial interests to outright prohibitions similar to Stark II. In most cases, state physician self-referral laws apply to all payors, government and private. The Company believes that most state laws are inapplicable to the businesses it operates or contain exemptions that appear to be applicable to its operations. Where state law does apply, the Company has restructured its business arrangements or implemented other methods for complying and maintaining compliance with such laws.

    Medicare and Healthcare Reform. Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to healthcare providers in order to achieve deficit reduction targets, among other reasons. Legislation or regulations may be enacted in the future that may substantially reduce the amount paid for the Company's services. Congress is considering a proposal that would change the method by which the Medicare program pays suppliers like the Company for parenteral and enteral nutrition. Under the proposed method, suppliers would be required to submit competitive bids to provide such services. In contrast, the current system simply provides for reimbursement at an amount equal to the lower of the supplier's usual and customary charges or an amount determined in accordance with a schedule of allowable rates determined by HCFA. There can be no assurance that adoption of the competitive bidding proposal would not result in a material decrease in the amount the Company receives as reimbursement from the Medicare program for patients receiving parenteral and enteral nutrition. Any such decrease could have a material adverse affect on the financial condition and results of operations of the Company.

    Further, statutes or regulations may be adopted which would impose additional requirements in order for Coram to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect its business operations. There is significant national concern today about the availability and rising cost of healthcare in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better healthcare and to manage and contain its cost. The Company is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or whether such changes, if made, will have a material adverse effect on its business, financial position and results of operations.

    State Laws Regarding Fee Splitting, Provision of Medicine and Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although Coram believes its operations as currently conducted are in material compliance with existing applicable laws, certain aspects of the Company's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change so as to restrict its existing operations or its expansion. In addition, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of its form of relationships with physician groups, which could have an adverse effect on the Company.

    Most states have laws regulating insurance companies and HMOs. The Company is not qualified in any state to engage in the insurance or HMO business. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third party payors, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk sharing arrangements by and among such providers, and whether risk bearing entities are subject to insurance or HMO regulation. The Company believes that its practices are consistent with those of other healthcare companies and do not constitute licensable HMO or insurance activities. However, given the limited regulatory history with respect to such practices, there can be no assurance that states will not attempt to assert jurisdiction. The Company may be subject to prosecution by state regulatory agencies, and accordingly may be required to change or discontinue certain practices which could have a material adverse effect on The Company.

    Pharmacies and Home Health Agencies. All of Coram's pharmacies are licensed in the states in which they are located. All of these pharmacies also have Controlled Substances Registration Certificates issued by the Drug Enforcement Administration of the United States Department of Justice. Many states in which the Company operates also require home infusion companies to be licensed as home health agencies. The failure of a branch facility to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect the existing operations of that branch facility.

    Other Regulations. Coram's operations are subject to various state hazardous waste disposal laws. The laws currently in effect do not classify most of the waste produced during the provision of the Company's services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally subject to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all healthcare facilities, including the Company's branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

    In September 1994, T2 Medical entered into the T2 Medical OIG Settlement Agreement settling charges arising out of an investigation by the OIG into certain operations of T2 Medical, which occurred prior to the Four-Way Merger. T2 Medical, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The T2 Medical OIG Settlement Agreement imposes certain restrictions upon the types of relationships that T2 Medical may have with referring physicians and imposes a five year reporting obligation upon T2 Medical. The Company has implemented measures to ensure compliance with the T2 Medical OIG Settlement Agreement and has engaged Richard P. Kusserow, the former Inspector General of the Department of Health and Human Services, as a consultant to assist the Company in its continued development and administration of its compliance program. The internal regulatory compliance review program is intended to deal with compliance issues under the T2 Medical OIG Settlement Agreement and with other legal, regulatory and ethical compliance issues. However, no assurance can be made that in the future Coram's business arrangements, past or present, will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution.

    The Company regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed it in material noncompliance with any statute. The healthcare service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business. See "Risk Factors -- Governmental Regulation."

EMPLOYEES

    As of December 31, 1996, Coram had approximately 3,100 full-time equivalent employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 40% of the employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, reimbursement, financial and systems professionals. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES.

    The Company's headquarters are located in Denver, Colorado and consist of approximately 19,000 square feet of office space leased through August, 1999. As of March 19, 1997, the Company had approximately 110 branch facilities throughout the United States, totaling approximately 1.0 million square feet of facility space currently in use with monthly rental of this space aggregating approximately $0.8 million, net of approximately 0.1 million square feet and $0.1 million for subleased space, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

    In August 1995, the Company and certain of its officers and directors were named as defendants in 20 civil suits filed on behalf of individuals claiming to have purchased and sold Coram Common Stock during the time period from approximately February 16, 1995 through August 11, 1995. The suits were filed in the United States District Court for the District of Colorado (the "Colorado District Court") and have been consolidated into one suit captioned, In Re:
Coram Healthcare Corporation Securities Litigation, Master File No. 95-N-2074. The complaint seeks certification of a plaintiff's class. In general, the complaint alleged that the defendants made false and misleading statements to the public regarding, among other things, projected earnings, anticipated cost savings and proposed mergers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, and seeks unspecified compensatory damages, attorney's fees and costs. The Company has sought coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover all potential liabilities and costs that may be incurred.

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

    On August 8, 1996, the Company announced an agreement in principle to settle certain shareholder class actions and certain derivative litigation.
The agreement in principle was
approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $1.3 million, of which $1.0 million was reimbursed by the Company's Director's and Officer's insurance policies, and the Director's and Officer's insurance policies paid $22.3 million, including the $1.0 million payment to the Company referenced above. Additionally, the Company is required to adopt certain disclosure policies with regard to certain public statements. Under the agreement, the Company is required to issue 5.0 million freely tradable shares of Common Stock of which
1.5 million shares were issued March 11, 1997. The remaining 3.5 million shares are expected to be issued in the second quarter of 1997. The agreement contained several contingencies, all of which were satisfied at the time of court approval. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million charge, which was recorded in operations as a provision for shareholder litigation settlement and in shareholders equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

    On September 11, 1995, as amended on October 6, 1995, the Company filed suit against Caremark (the "Caremark Litigation") alleging fraudulent misrepresentations of the value of accounts receivable and amount of revenue, concealment of important information concerning a criminal investigation of Caremark's business practices and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. In the complaint, filed in the Superior Court of the State of California in and for the City and County of San Francisco, the Company alleges, among other things, that Caremark used improper accounting practices that resulted in overstating Caremark's revenues. The complaint further alleges that Caremark falsely represented that the Office of the Inspector General investigation involving Caremark was not going to harm the value of the Caremark Business sold to the Company.

    The Company's complaint notes that Caremark represented that the Caremark Business had net assets on December 31, 1994 of $329.3 million, including $140.2 million in accounts receivable and $200.1 million in goodwill, and that its financial statements presented fairly in all material respects the financial position and results of operations. The Company alleges in its complaint that these representations, among others, were false, giving rise to claims for breach of contract and fraud. The Company seeks compensatory and punitive damages. There is a trial date of April 1, 1997; however, because another case is simultaneously set for trial, the commencement of the trial will likely be delayed until June, 1997. See Note 10 to the Consolidated Financial Statements.

    One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of shareholder litigation approved in January 1997 (the "Shareholder Litigation") has asserted its contractual subrogation rights against any recovery Coram realizes in the Caremark Litigation (as defined below), including any amounts received in settlement thereof, based on the alleged relationship between the Caremark Litigation and the Shareholder Litigation. The carrier alleges that this claim should be submitted to binding arbitration. As of the date hereof, no date has been set to hear such claim. If the carrier prevails, upon the resolution of the Caremark Litigation such carrier may be entitled to receive a portion of the proceeds, if any, to Coram up to the $8.8 million such carrier contributed to the settlement of the Shareholder Litigation. There can be no assurance that the other insurance carrier, which paid $15 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

    On October 12, 1995, Caremark filed suit against the Company in the United States District Court for Northern District of Illinois (File No. 95-C-5878) alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million and punitive damages. That suit was dismissed on December 22, 1995. The matter is now on appeal. On January 17, 1996, Caremark filed a cross-complaint against the Company in the Superior Court of the State of California in and for the City and County of San Francisco (File No. 972431) stating allegations similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages.

    On May 19, 1995, a judgment was entered dismissing with prejudice a class action suit, which had been initiated against T2 in 1992, based on the terms of a settlement, pursuant to which the Company paid $25.7 million into escrow for the shareholder class in cash (of which approximately $7.8 million was contributed by the Company's insurance carriers), and issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.25 per share. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram Common Stock which they received pursuant to the settlement had been artificially inflated during the period of settlement negotiations due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. The plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals on November 3, 1995 which the Company is seeking to have dismissed. The Company has moved for dismissal of the appeal on procedural grounds, as well as opposing the appeal on substantive grounds. The plaintiffs have filed a motion seeking consolidation of this appeal with their appeal of the Hall case described below. During the pendancy of this appeal, the district court ordered that both the cash and warrants previously placed in escrow be distributed to the shareholders pursuant to the terms of the settlement.

    On November 21, 1995, a separate action seeking substantially similar relief against the Company and certain of its current or former officers and directors was filed in the United States District Court for the Northern District of Georgia on November 21, 1995: William Hall and Barbara Lisser v. Coram Healthcare Corporation, et al. (File No. 1:950- CV-2994). This action was brought on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of the T2 shareholder litigation described above. Plaintiffs filed an amended complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements which caused a fraud on the market and artificially inflated the price of the Company's Common Stock during the period from August 1994 through August 1995. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, fraud and breach of the covenant of good faith and fair dealing. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued with the trading price of the Company's Common Stock at its actual price and the same number of warrants at the same exercise price with the Company's Common Stock trading at its alleged true value. The defendants filed a motion to dismiss the complaint on March 13, 1996, and the motion was granted. However, Plaintiffs have appealed the dismissal to the Eleventh Circuit Court of Appeals.

    Since late 1993, the Securities and Exchange Commission has been conducting a formal investigation into the events that led to the restatement of T2's financial statements for the periods ended December 31, 1992 and March 31, 1993 and certain other matters. The SEC has subpoenaed certain information and T2 has responded.

    The Company intends vigorously to defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the litigation described in the preceding paragraphs cannot presently be determined. Accordingly, except as noted above concerning the settlement of the shareholder litigation, and charges recorded for various litigation settlements that are not individually material to the Company, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

    In September 1994, T2 Medical entered into the T2 Medical OIG Settlement Agreement. See Item 1, "Government Regulation - Other Regulations."

    The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position, results of operations and liquidity of the Company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CRH." The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange Composite Tape for the periods indicated:

                                                                                   HIGH            LOW
                                                                                  --------      --------
CALENDAR YEAR 1995
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26 1/2         15 3/8
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26             13
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14 5/8          3 1/4
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5 7/8          3

CALENDAR YEAR 1996
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6 1/8          4 1/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5 3/8          4 1/8
Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4 3/8          2 3/4
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5 1/8          3 7/8

CALENDAR YEAR 1997
First Quarter through March 24, 1997  . . . . . . . . . . . . . . . . . .          5 3/4          3 7/8

    As of March 24, 1997, there were 2,683 record holders of the Company's Common Stock. On March 24, 1997, the last reported sale price of the Common Stock on the New York Stock Exchange was $3.875 per share.

    The Company has not paid or declared any cash dividends on its capital stock since its inception and is currently precluded from doing so under its borrowing agreements. The Company currently intends to retain all future earnings for use in the operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will depend upon, among other things, the terms of its borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions.

    The Company did not sell any of its equity securities in the three months ended December 31, 1996 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical financial data for the Company prior to the July 1994 Four-Way Merger is based on the combined financial data of the predecessor entities, and may not be comparable on a year-to-year basis. Amounts are in thousands except per share data.

                                                                             FISCAL YEAR ENDED DECEMBER 31,

                                                                 1996         1995         1994        1993         1992
                                                              ---------   ----------   ----------   ---------    ---------
INCOME STATEMENT DATA:
Net revenue . . . . . . . . . . . . . . . . . . . . . .       $ 521,969   $  602,585   $  450,496   $ 462,304    $ 413,100
Cost of service . . . . . . . . . . . . . . . . . . . .         361,688      459,710      313,182     285,023      224,356
                                                              ---------   ----------   ----------   ---------    ---------
  Gross profit  . . . . . . . . . . . . . . . . . . . .         160,281      142,875      137,314     177,281      188,744
  Operating expenses:
    Selling, general and administrative expenses  . . .         104,261      133,037       81,907      75,706       48,927
    Provision for estimated uncollectible accounts  . .          29,045       68,912       36,817      29,751       24,036
    Amortization of goodwill  . . . . . . . . . . . . .          15,259       15,307        8,971       7,824        4,832
    Charge for long-lived assets and acquired
      receivables:
      Goodwill and long-lived assets (1)  . . . . . . .              --      166,373           --          --           --
      Valuation of acquired receivables (2)   . . . . .              --       37,000           --          --           --
    Merger expenses(3)  . . . . . . . . . . . . . . . .              --           --       28,500       2,868           --
    Provision for litigation settlements (4)  . . . . .          27,875           --       23,220          --           --
    Restructuring costs, net (5)    . . . . . . . . . .              --        6,158       95,500       1,600        2,385
                                                              ---------   ----------   ----------   ---------    ---------
  Total operating expenses  . . . . . . . . . . . . . .         176,440      426,787      274,915     117,749       80,180
                                                              ---------   ----------   ----------   ---------    ---------
Operating income (loss) . . . . . . . . . . . . . . . .        (16,159)    (283,912)    (137,601)      59,532      108,564
  Interest income   . . . . . . . . . . . . . . . . . .           1,497        1,531        2,469       3,746        4,940
  Interest expense (6)  . . . . . . . . . . . . . . . .        (78,767)     (49,741)      (7,414)     (3,916)      (2,860)
  Other income (expense), net   . . . . . . . . . . . .           2,115      (2,117)          865       7,862        3,969
                                                              ---------   ----------   ----------   ---------    ---------
Income (loss) before income taxes and minority interests       (91,314)    (334,239)    (141,681)      67,224      114,613
  Provision (benefit) for income taxes  . . . . . . . .        (13,998)     (11,154)     (26,231)      28,848       38,117
  Minority interest in net income of consolidated
    joint ventures  . . . . . . . . . . . . . . . . . .           7,698       10,964       12,622       9,715        4,638
                                                              ---------   ----------   ----------   ---------    ---------
Net income (loss) . . . . . . . . . . . . . . . . . . .       $(85,014)   $(334,049)   $(128,072)   $  28,661    $  71,858
                                                              =========   ==========   ==========   =========    =========
Net income (loss) per common share  . . . . . . . . . .       $  (2.05)   $   (8.39)   $   (3.32)   $    0.76    $    1.95
Weighted average common shares outstanding  . . . . . .          41,546       39,802       38,633      37,778       36,812
Cash dividends per common share (8) . . . . . . . . . .              --           --           --          --           --

BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . . . . . . .       $  15,375   $   26,735   $   30,134   $  50,980    $  20,874
Working capital . . . . . . . . . . . . . . . . . . . .       (132,529)       37,422       83,811     124,992      165,150
Total assets  . . . . . . . . . . . . . . . . . . . . .         545,309      687,849      576,439     555,877      476,422
Long-term debt, net of current portion (7)  . . . . . .         266,641      439,309      119,726      40,156       20,653
Stockholder's equity (deficit)  . . . . . . . . . . . .        (21,482)       18,040      322,261     438,872      394,514

(1) In 1995, Coram recorded an impairment loss of $166.4 million related to its home infusion business, of which $158.1 million related to goodwill and $8.3 million related to other long-lived assets.
(2) In 1995, Coram reduced the valuation of the acquired receivables related to the Caremark Business by an aggregate of $37.0 million, as certain receivables for services rendered prior to the acquisition date of April 1, 1995 were determined to be uncollectible.
(3) Coram recorded merger costs of $28.5 million in 1994 related to the Four-Way Merger. This included executive severance payments directly related to the merger based on the respective employment agreements, investment banking fees, consulting, legal and accounting fees and other costs incurred as a direct result of the Four-Way Merger.
(4) The $23.2 million provision for litigation settlements recorded in 1994 relates to the cash and non-cash costs of settling certain litigation matters related to T2 Medical. The $27.9 million provision for litigation settlements in 1996 includes a non-cash provision of $25.6 million and a cash provision of $0.3 million related to an agreement to settle certain stockholder class actions and certain derivative litigation. The non cash provision of $25.6 million, which was recorded in operations during the year ended December 31, 1996 as a provision for stockholder litigation settlement, and in stockholders' equity as common stock to be issued, represents the 5.0 million shares of Coram Common Stock to be issued in the settlement at the $5.125 per share price on the date the settlement agreement was approved. The settlement agreement was approved on January 24, 1997 and 1.5 million shares were issued on March 11, 1997. The remaining 3.5 million shares are expected to be issued in the second quarter of 1997. Additionally, a $2.0 million charge was recorded in 1996 related to various litigation settlements.
(5) As a result of the Four-Way Merger, Coram initiated a merger and restructuring plan (the "Coram Consolidation Plan") during 1994 to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. The estimated cost to complete the Coram Consolidation Plan of $95.5 million was recorded in the third quarter of 1994.

(6) Interest expense increased significantly in 1995 due to increased borrowings to finance the acquisition of the Caremark Business and other acquisitions, merger costs and other working capital requirements, as well as the related amortization of deferred financing costs and warrants.

(7) On October 13, 1995, Coram and its lenders under its Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) as Agent (the "Senior Credit Facility") and Subordinated Bridge Note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), both issued in connection with the acquisition of the Caremark Business, agreed to a restructuring of the major terms of both agreements. As a result of the restructuring, the maturity date of the Senior Credit Facility was shortened from April 6, 2000 to May 31, 1997. During March 1996, Coram reclassified to current the remaining balance of the Senior Credit Facility and certain interest related to the Bridge Note. The current portion of long-term debt was $18.9 million, $28.8 million, $5.9 million, $67.1 million and $198.0 million at December 31, 1992, 1993, 1994, 1995 and 1996, respectively.

(8) Excludes dividends paid by predecessor entities prior to the July 1994 Four-Way Merger.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Annual Report on Form 10-K contains certain forward looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

    Business Strategy. The Company has experienced positive trends as a result of the business strategy which it has been in the process of implementing since September 1995. The business strategy is focused on the basic factors that could lead to profitability: revenue generation, cost reduction, quality improvement and cash collections. The Company continues to focus on business relationships where it can assure high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its physician relationships and has also continued the development of its specialty programs such as one-stop shopping for managed care payors, disease-state carve-outs (i.e., vertical integration along disease specific categories), transplant programs, mail order oral prescription drug and pharmacy benefit management services, women's health programs and lithotripsy services. Cost reduction efforts have focused on field consolidation, reduction of corporate expenses, assessment of poorly performing branches and a review of branch efficiencies. Delivery of quality service has been and will continue to be closely monitored through an internal task force and more rigorous reporting and patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on cash collections and continued assessment of systems support for reimbursement.
While management believes the implementation of this strategy has improved operating performance, no assurances can be given as to its ultimate success.

    On October 19, 1996, Coram, IHS and Merger Sub entered into the Agreement providing for the Merger of Merger Sub with and into Coram. If the Merger is consummated, Coram will become a wholly owned subsidiary of IHS. The Agreement was approved by the respective Board of Directors of IHS and Coram on October 19, 1996. On March 30, 1997, Coram and IHS executed an amendment to their October 19, 1996 Plan of Merger, which will become effective at the close of business on Friday, April 4, 1997 unless either party gives the other prior notice of cancellation of the amendment. The amendment revises the previously announced exchange ratio from .2111 shares of IHS common stock for each share of Coram common stock to .15 shares of IHS common stock for each share of Coram common stock. IHS has agreed to pay Coram a fee of $25 million if the merger is not consummated other than pursuant to certain limited conditions. The parties have agreed to change the Plan of Merger to provide that if the merger is not completed on May 31, 1997, it will terminate on that date unless the termination date is extended by either party for an additional 60 days. See
Note 3 to the Consolidated Financial Statements. As of December 31, 1996, the Company had capitalized $3.4 million of costs related to the IHS Merger. See
Item 1 - "General Overview" and Note 3 to the Consolidated Financial
Statements.

    Factors Adversely Affecting Recent Operating Results. The most significant factor affecting the Company's performance and financial condition is the underperformance of the Caremark Business from what the Company expected at the time of acquisition. The Company incurred substantial indebtedness to acquire the Caremark Business, which it had expected to service primarily through the operating income and cash flow of the Caremark Business. However, the revenue of the acquired Caremark Business declined significantly after the acquisition in the second quarter of 1995. Caremark Business revenue declined from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. Management believes that this trend continued into 1996. However, because of the consolidation of the Caremark Business branches with other Coram branches, the declines in the Caremark Business revenues since the second quarter of 1995 cannot be precisely quantified at this time. Further, the Company believes the guilty plea by Caremark related to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company, further contributing to a loss of revenue. In addition, during the first quarter of 1996, Caremark announced a settlement with private indemnity payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the causes underlying the Caremark settlements have also had an adverse effect on its business. See Note 4 to the Consolidated Financial Statements -- "Acquisition and Restructuring."

    Another factor which has adversely affected the Company's results of operations is the ongoing pricing pressure in its core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers. To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis; the Company does not currently have any material capitated arrangements.

    The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity insurance and other payors, managed care organizations and Medicare and Medicaid programs ("governmental payors"), respectively, for the years ended December 31, 1996 and 1995:


                                                       Year Ended December 31,
                                                        1996            1995
                                                        ----            ----
Private Indemnity Insurance and Other Payors .......     33%             40%
Managed Care Organizations .........................     40%             36%
Medicare and Medicaid Programs .....................     27%             24%
                                                        ----            ----
Total ..............................................     100%           100%
                                                         ====           ====

RESULTS OF OPERATIONS

    The following table shows certain items as a percentage of the Company's net revenue for the periods indicated.

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                   1996           1995           1994
                                                                                ---------      ---------       --------
Net revenue ..................................................................      100.0%         100.0%         100.0%
Cost of service ..............................................................       69.3           76.3           69.5
                                                                                ---------      ---------       --------
Gross profit margin ..........................................................       30.7           23.7           30.5
Operating expenses:
    Selling, general and administrative expenses .............................       20.0           22.1           18.2
    Provision for estimated uncollectible accounts ...........................        5.6           11.4            8.2
    Amortization of goodwill .................................................        2.9            2.5            2.0
    Charge for long-lived assets and acquired receivables:
        Goodwill and other assets ............................................         --           27.6             --
        Valuation of acquired receivables ....................................         --            6.2             --
    Provision for litigation settlements .....................................        5.3             --            5.2
    Merger expenses ..........................................................         --             --            6.3
    Restructuring costs ......................................................         --            1.0           21.2
                                                                                ---------      ---------       --------
Total operating expenses......................................................       33.8           70.8           61.1
Operating loss ...............................................................       (3.1)         (47.1)         (30.6)
Other income (expenses):
    Interest expense .........................................................     (15.1)          (8.3)          (1.6)
    Other income (expense), net ..............................................        0.7          (0.3)            0.7
                                                                                ---------      ---------       --------
Loss before income tax benefit and minority interests ........................     (17.5)         (55.5)         (31.5)
    Income tax benefit  ......................................................      (2.7)          (1.9)          (5.8)
    Minority interests in net income of consolidated
        joint ventures  ......................................................        1.5            1.8            2.8
                                                                                ---------      ---------       --------
Net loss    ..................................................................     (16.3)%        (55.4)%        (28.5)%
                                                                                =========      =========       ========

1996 COMPARED TO 1995

    Net Revenue. Net revenue for the year ended December 31, 1996, decreased by $80.6 million or 13.4%, from $602.6 million in 1995 to $522.0 million in 1996. The home infusion business accounted for approximately $53.0 million of the decrease due primarily to the impact of the underperformance of the Caremark Business. In addition, the Company continues to experience ongoing pricing pressure as a result of a continuing shift in payor mix from private indemnity insurance to managed care organizations. Net revenue from private indemnity insurance decreased from approximately 40.0% for the year ended December 31, 1995 to approximately 33.0% for the year ended December 31, 1996, while net revenue from managed care organizations increased from approximately 36.0% to 40.0% during the same period. See "Factors Adversely Affecting Recent Operating Results." Also contributing to the decrease in net revenue was the sale or discontinuance of non-strategic or unprofitable businesses which contributed $42.5 million in net revenue in 1995 compared with $2.7 million in 1996. In addition, management fees have also decreased from approximately $7.6 million in 1995 to approximately $1.6 million in 1996 as a result of the Company's termination of physician arrangements and certain businesses since 1994 while maintaining only those relationships that meet both the Company's own compliance criteria and applicable legal requirements.

    Gross Profit. Gross profit for the year ended December 31, 1996 increased by $17.4 million, from $142.9 million in 1995 to $160.3 million in 1996. In addition, gross margin increased from 23.7% in 1995 to 30.7% in 1996. Approximately $13.0 million of the improvement is due to the decrease in total drugs and supplies expense from 36.1% of net revenue in 1995 to 33.9% of net revenue in 1996. The remaining improvement is due to a reduction in clinical service expense.

    Selling, General and Administrative Expenses. SG&A expenses decreased $28.7 million from $133.0 million for the year ended December 31, 1995 to $104.3 million for the year ended December 31, 1996. The decrease is due primarily to the Company's continuing strategy to reduce unnecessary corporate and field administrative costs, offset by excess legal expenses and collection agency fees recorded during 1996 of $6.9 million and $4.7 million, respectively. See "Business Strategy." In addition, the Company recorded $10.2 million of non-recurring charges in 1995, consisting of a $1.4 million loss on disposal of branch, $2.0 million loss on the sale of a non-core business, $3.4 million transaction expenses related to the terminated Lincare merger and $3.4 million loss on payment of a prior credit facility.

    Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $29.0 million, or 5.6% of net revenue for the year ended December 31, 1996 compared with $68.9 million, or 11.4% of net revenue for the year ended December 31, 1995. The decrease is due primarily to a special charge recorded in the third quarter of 1995 of $20.0 million. The 1995 provisions were also assessed at a higher percentage of net revenue on a higher net revenue amount. The remaining decrease in the provision is due to the Company's concentrated collection efforts during 1996. During the third and fourth quarters of 1996, management implemented a program whereby collection teams comprised of external collection agencies were engaged to concentrate on collecting accounts greater than 90 days old. The increased cash collection effort resulted in increased cash collection calls, commitments for payment and charges to the Company's established reserves. The Company's allowance for uncollectible accounts was $40.3 million, or 27.4% of gross accounts receivable at December 31, 1996 compared to $63.8 million or 29.3% of gross accounts receivable at December 31, 1995. See Note 2 to the Consolidated Financial Statements--"Provision for Estimated Uncollectible Accounts."

    Charge for Long-Lived Assets and Acquired Receivables. During 1995, the Company recorded an impairment loss of $166.4 million related to its home infusion business ($158.1 million related to goodwill and $8.3 million related to long-lived assets). In addition during 1995, the Company reduced the valuation of the acquired receivables related to the Caremark acquisition by an aggregate of $37.0 million. See Note 2 to the Consolidated Financial Statements-- "Goodwill and Other Long-Lived Assets." and Note 4 to the Consolidated Financial Statements--"Acquisition of Caremark Business."

    Provision for Shareholder Litigation Settlements. During 1996, the Company recorded a non-cash provision of $25.6 million and a cash provision of $0.3 million in connection with the shareholder litigation settlement. Additionally, a $2.0 million charge was recorded in 1996 related to various litigation settlements. See Part I--Item 3. "Legal Proceedings" and Note 10 to the Consolidated Financial Statements--"Litigation."

    Restructuring Costs. During 1995, the Company recorded a pre-tax charge of $25.8 million for estimated costs related to the Caremark Business Consolidation Plan. The charge was offset by the $18.2 million benefit recorded to restructuring costs related to the Coram and Caremark Consolidation Plans in the fourth quarter of 1995 and a $1.4 million benefit recorded in the first quarter related to the sale of the Company's interest in Pediatric

Partners, Inc., doing business as Kids Medical Club ("Kids Medical") as part of the Coram Consolidation Plan. The Company did not record any restructuring costs or benefits in 1996.

    Operating Loss. The Company recorded an operating loss of $16.2 million for the year ended December 31, 1996, compared with a $283.9 million operating loss for the year ended December 31, 1995. Eliminating the effects of the $27.9 million provision for litigation settlements recorded in 1996 and the $20.0 million charge to provision for estimated uncollectible accounts, the $203.4 million charge for long-lived assets and acquired receivables and the restructuring costs of $6.2 million recorded in 1995, the Company had operating income of $11.1 million in 1996 compared to an operating loss of $54.3 million in 1995. This improvement is due primarily to the increase in gross profit of $17.4 million, the decrease in SG&A of $28.7 million and the decrease in the provision for estimated uncollectible accounts (net of the $20.0 million mentioned above) of $19.9 million.

    Interest Expense. Interest expense increased $29.1 million, from $49.7 million in 1995 to $78.8 million in 1996. The increase is due primarily to a full year of interest incurred on the Caremark acquisition debt, the interest compounding effects of the Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes") and a Rollover Note issued to DLJ in place of the Bridge Note when the Bridge Note was not repaid on its due date (the "Rollover Note"), amortization of warrants, as well as the reduction in the amortization period of deferred debt costs, offset by the reduction of the principal amount of the Senior Credit Facility. Of the $78.8 million interest expense recorded during 1996, $61.1 million was non-cash in nature.

    Income Tax Benefit. During the year ended December 31, 1996, the Company recorded an income tax benefit of $14.0 million, as compared with an $11.2 million benefit in 1995. The 1996 and 1995 benefits were based on carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items.

    Minority Interest in Net Income of Consolidated Joint Ventures. Minority interest expense decreased $3.3 million, from $11.0 million in 1995 to $7.7 million in 1996. The decrease is due to the sale of one lithotripsy joint venture and the purchase of the minority interest in another lithotripsy joint venture in 1995 and the sale of the Company's interest in Kids Medical in 1995. Additionally, the Company completed the purchase of certain minority interests in two lithotripsy joint ventures during 1996.

    Net Loss. Net loss for the year ended December 31, 1996 was $85.0 million as compared with a $334.0 million loss for the year ended December 31, 1995. The decrease is due primarily to the $39.9 million decrease in the provision for uncollectible accounts, the $203.4 million charge for long-lived assets and acquired receivables and the net $6.2 million restructuring cost recorded in 1995. This decrease was offset by the $27.9 million provision for litigation settlements recorded in 1996. The remaining improvement in the net loss was due primarily to an increase in gross profit of $17.4 million, a decrease in SG&A of $28.7 million, a $2.8 million increase in the income tax benefit and a $3.3 million decrease in minority interest expense offset by an increase in interest expense of $29.1 million.

1995 COMPARED TO 1994

    Net Revenue.   Net revenue for the year ended December 31, 1995, increased by $152.1 million or 33.8% compared with the same period in 1994. The acquisition of the Caremark Business accounted for the increase. However, on a pro forma combined basis including the Caremark Business in 1994 and the first quarter of 1995 (as reported by Caremark), net revenue declined $224.8 million or 24.3% from pro forma 1994 net revenue as a result of the factors discussed above under "Factors Adversely Affecting Recent Operating Results". The Company is currently unable to quantify the impact of each factor cited therein. While it believes the underperformance of the Caremark Business was the most significant factor, each of the other factors has had a significant adverse affect on net revenues. In addition, management fees decreased from $28.8 million in 1994 to $7.6 million in 1995 as a result of the Company's termination of physician arrangements and certain businesses during fiscal 1995 and 1994 while maintaining only those relationships that met both the Company's own compliance criteria and applicable legal requirements.

    Gross Profit. Gross profit for the year ended December 31, 1995, increased $5.6 million or 4.1% compared with the same period in 1994. While gross profit increased because of the increase in net revenue, this increase was offset by the decrease in gross margin percentage from 30.5% in 1994 to 23.7% in 1995 for the reasons discussed under "Factors Adversely Affecting Recent Operating Results." Also offsetting the increase was the sale of the Company's 51% ownership interest in Kids Medical, which reduced gross profit in comparison with the prior year by $9.8 million.

    Selling, General and Administrative Expenses. SG&A expenses increased $51.1 million or 62.4% for the twelve months ended December 31, 1995 compared with 1994. The principal reason for the increase was the acquisition of the Caremark Business and a higher level of corporate expenses related to the duplicate corporate facilities. In addition, during 1995 the Company recorded $10.2 million of non-recurring charges consisting of a $1.4 million loss on disposal of a branch, $2.0 million loss on the sale of a non-core business, $3.4 million transaction expenses related to the terminated Lincare merger and a $3.4 million loss on payment of a prior credit facility.

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

    Restructuring Costs. The Company recorded a pre-tax charge of $25.8 million during 1995 for estimated costs related to the Caremark Business Consolidation Plan. The charge was offset by the $18.2 million benefit recorded to restructuring costs related to the Coram and Caremark Consolidation Plans in the fourth quarter of 1995 and a $1.4 million benefit recorded in the first quarter related to the sale of Kids Medical as part of the Coram Consolidation Plan. Restructuring costs in 1994 approximated $95.5 million related to the Coram Consolidation Plan.

    Operating Loss. The Company recorded an operating loss of $283.9 million for the year ended December 31, 1995, compared with a $137.6 million operating loss for the year ended December 31, 1994. The most significant reason underlying the increase in the loss was the acquisition and the underperformance of the Caremark Business. This is reflected in the $73.9 million increase in special charges in 1995, as well as higher SG&A expenses, higher provisions for uncollectible accounts and increased amortization of goodwill in 1995 as compared with 1994.

    Other Income and Expenses. Interest expense increased by $42.3 million in 1995 as compared with 1994 primarily due to increased borrowings by the Company to finance acquisitions, merger costs and other working capital needs as well as higher interest rates on the Bridge Note and the amortization of deferred financing costs.

    Provision (Benefit) for Income Taxes. During the year ended December 31, 1995, the Company recorded an income tax benefit of $11.2 million, as compared with a $26.2 million benefit in 1994. (See Note 7 to the Consolidated Financial Statements.) Benefits available are currently limited to refunds for the carryback of tax losses. In October 1995, the Company received a $30.2 million refund related to the carryback of tax losses for its tax year ended September 30, 1995. The majority of this refund represented the realization of items included in net deferred tax assets and the carryback of current year losses.

    Net Loss. Net loss for the year ended December 31, 1995, increased $206.0 million as compared with 1994. The primary reason for the increased loss is the $73.9 million increase in special charges and increases in SG&A expenses, the provision for estimated uncollectible accounts and interest expense, and the lower tax benefit recorded in 1995.

QUARTERLY RESULTS (UNAUDITED)

    The following summarizes selected quarterly financial information with respect to the Company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

                                                      1996 Quarter Ended                            1995 Quarter Ended
                                        -------------------------------------------   ---------------------------------------------
                                         Dec. 31    Sept. 30    June 30     Mar. 31    Dec. 31      Sept. 30    June 30    Mar. 31
                                        --------   ---------   ---------   --------   ---------     --------   ---------   --------
Net revenue . . . . . . . . . . . . . . $126,029    $131,206    $133,109   $131,625    $153,715     $164,741   $ 179,351   $104,778
Cost of service . . . . . . . . . . . .   85,788      86,591      91,150     98,159     116,587      129,674     137,840     75,609
                                          ------      ------      ------     ------     -------      -------     -------     ------
Gross profit  . . . . . . . . . . . . .   40,241      44,615      41,959     33,466      37,128       35,067      41,511     29,169

Operating expenses:
   Selling, general and administrative
     expenses . . . . . . . . . . . . .   25,878      26,530      26,576     25,277      29,600       40,844      44,708     17,885
   Provision for estimated
     uncollectible accounts . . . . . .    6,696       6,766       6,831      8,752      12,332       36,518      16,049      4,013
   Amortization of goodwill . . . . . .    3,580       3,619       3,759      4,301       4,803        2,947       4,767      2,790
   Provision for litigation settlements   15,125         250      12,500         --          --            -        -             -
   Charge for long-lived assets and
     acquired receivables:
     Goodwill and other assets. . . . .       --          --          --         --          --      166,373           -          -
     Valuation of acquired receivables.       --          --          --         --          --       37,000           -          -
   Restructuring costs (benefit), net .       --          --          --         --    (15,212)           --      25,501    (4,131)
                                          ------      ------      ------     ------    -------       -------     -------    -------
Total operating expenses  . . . . . . .   51,279      37,165      49,666     38,330     31,523       283,682      91,025     20,557
                                          ------      ------      ------     ------    -------       -------     -------     ------

Operating income (loss) . . . . . . . . (11,038)       7,450     (7,707)    (4,864)       5,605    (248,615)    (49,514)      8,612

Other income (expense):
   Interest expense . . . . . . . . . . (20,010)    (19,175)    (20,553)   (19,029)    (18,116)     (14,236)    (13,953)    (3,436)
   Other income (expense), net. . . . .    1,403         645         914        650     (2,768)          551         891        740
                                         -------     -------     -------    -------    --------       ------     -------     ------
Loss before income taxes and minority
   interests  . . . . . . . . . . . . . (29,645)    (11,080)    (27,346)   (23,243)    (15,279)    (262,300)    (62,576)      5,916

   Provision (benefit) for income taxes        2     (1,347)     (5,237)    (7,416)         155     (10,204)           -    (1,105)
   Minority  interest in net income of
     consolidated joint ventures. . . .    1,928       2,279       1,417      2,074       2,195        2,566       3,771      2,432
                                         -------     -------     -------    -------     -------      -------     -------     ------
Net (loss) income . . . . . . . . . . .$(31,575)   $(12,012)   $(23,526)  $(17,901)   $(17,629)   $(254,662)   $(66,347)    $ 4,589
                                        =======     =======     =======    ========    ========    =========    ========     ======

Net loss per share  . . . . . . . . . .$   (.75)   $   (.28)   $   (.58)  $   (.44)    $ (0.45)   $   (6.38)   $  (1.67)    $  0.11
                                        =======     =======     =======    ========    ========   ==========   =========     ======
Weighted average common shares
   outstanding  . . . . . . . . . . . .   42,404      42,233      40,858     40,652      40,369       39,915      39,685     40,939
                                        ========    ========    ========   ========    ========    =========    ========     ======



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased from $26.7 million at December 31, 1995 to $15.4 million at December 31, 1996. The decrease in cash and cash equivalents was due primarily to $74.6 million in debt repayments made in 1996, $69.5 million of which related to the Senior Credit Facility. The Company generated cash flow from operations of $60.2 in 1996 compared with cash used in operations of $16.8 million in 1995. The year over year improvement of $77.0 million in cash flow from operations is primarily attributable to improved collections of accounts receivable and decreased disbursement levels from cost containment measures. The Company's improved collections have included a large number of older accounts. As the Company collects or writes off its older accounts, its rate of cash collections in relation to net revenue billed may decrease in future periods. The decrease in cash was also offset by cash flow generated from investing activities of $2.7 million for 1996 compared with cash used for investing activities of $215.4 million in 1995. This increase was due to lower business acquisitions (which was limited to the completion of the purchase of certain minority interests in two lithotripsy joint ventures for approximately $4.7 million in cash) and fewer earn-out agreements satisfied with cash payments, as well as the disposal of certain of the Company's non-core businesses in 1996.

    As of December 31, 1996, the Company did not have any material commitments for capital expenditures. On February 26, 1997, the Company agreed to purchase up to $13.0 million of multi-therapy infusion pumps and related proprietary telemedicine technology, over the next six to nine months, from Sabratek Corporation. The Company expects to pay for the pumps out of cash flow from operations until the proposed IHS Merger is consummated. If the IHS transaction is not completed, the Company may seek to finance the purchase of these pumps, if necessary, to improve the Company's liquidity.

    As of March 20, 1997 and since October 13, 1995, the Company has met all scheduled payments on its Senior Credit Facility, resulting in a $77.3 million reduction of the principal balance. On March 14, 1997 the Company entered into the Ninth Amendment to Credit Agreement which extended the maturity date of the Senior Credit Facility from March 31, 1997 to May 31, 1997. On March 28, 1997, the Company and the holder of the Rollover Notes entered into a letter agreement to defer all interest and fees due on March 31, 1997 until the earlier of the completed merger with IHS or March 31, 1998. As discussed above and in Note 3 to the Consolidated Financial Statements, the Company has signed a definitive merger agreement with IHS. The Company believes that it will generate adequate working capital to sustain operations through the closing of the Merger and that the Merger will allow for its debt commitments to be met. However, there is no assurance that the Merger will be consummated. Failure of the Company to consummate the Merger will require the Company to pursue other strategic alternatives, which may include additional equity or debt financing or sales of other non-core assets, including its lithotripsy businesses, to meet scheduled maturities of principal and interest commencing May 31, 1997. The sale by the Company of its interests in the lithotripsy partnerships may require the consent of the partners of each partnership. There can be no assurance that the Company would be able to obtain such consent or that any financing sources will be available to the Company or, if available, will be available on commercially acceptable terms to the Company.

    Joint venture agreements within the Company's lithotripsy operations contemplate that, in certain situations, the Company would be required to purchase the minority interests in such joint ventures. During 1996, the Company acquired certain minority interests in two additional partnerships for approximately $4.7 million in cash. If, however, Coram were required to acquire the minority interest of its partners in each of its lithotripsy partnerships, the cost, in the aggregate, would be material to the Company. There is no assurance that the Company will have the resources to make the required payments or that the lenders under the Senior Credit Facility will approve the required payments.

RISK FACTORS

RECENT OPERATING LOSSES; FUTURE OPERATING RESULTS UNCERTAIN

    During the years ended December 31, 1996 and 1995 the Company recorded operating losses of $16.2 million and $283.9 million, respectively, and net losses of $85.0 million and $334.0 million, respectively. Numerous factors have affected the Company's performance and financial condition to date, including, among others, (i) the underperformance of the Caremark Business from the performance that the Company expected at the time such business was acquired, combined with the substantial indebtedness that the Company incurred to acquire the Caremark Business, which the Company expected to service in substantial part through the operating income and cash flow of the Caremark Business; (ii) the implementation of a policy of terminating physician arrangements and certain businesses during fiscal 1995 and 1994 which it inherited from its predecessors which were potentially in conflict with new federal and state law, resulting in the loss of a number of historic referral sources; (iii) pricing pressure in the Company's core infusion business as a result of a continuing shift in payor mix from traditional indemnity insurers to managed care and government payors and intense competition among infusion providers; (iv) a disruption in certain relationships as a result of Coram's headcount reductions and consolidation; and
(v) increased competition from hospitals and physicians offering services similar to those offered by the Company. Additionally, the Company has experienced and expects to continue to experience difficulties with its strategy of improving revenue as a result of several factors. These factors include a negative perception of the Caremark Business among certain physicians as a result of the guilty plea of Caremark to federal charges and Caremark's 1996 settlement with private payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes Caremark's guilty plea and the causes underlying the settlement have negatively impacted revenue referral sources and employee morale throughout the Company. See "Problems Associated with Coram's Acquisition of the Caremark Business." Although the Company has taken actions to address these factors and a substantial portion of the Company's indebtedness would be repaid or refinanced in connection with the IHS Merger, there can be no assurance that these factors will not continue to have an adverse effect on the Company's financial condition and results of operations in the future or that the IHS Merger will be consummated. Additionally, the Company's lithotripsy operations historically have contributed a substantial amount of operating income to the Company. However, there can be no assurance that lithotripsy reimbursement rates will remain at their current levels. The Company also believes that the amounts the lithotripsy businesses currently receive for use of their machines may be increasingly subject to pricing pressures similar to the pricing pressures that have been exerted on Coram's core infusion business. A decrease in the operating performance of Coram's lithotripsy business could have a material adverse effect on the Company's financial condition and results of operations.

PROBLEMS ASSOCIATED WITH CORAM'S ACQUISITION OF THE CAREMARK BUSINESS

    The business and financial results of the Company have been adversely impacted by its acquisition of the Caremark Business. The performance of the Caremark Business since its acquisition by the Company has not met Coram's original expectations. In addition, the Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service in substantial part through the operating income and cash flow of the Caremark Business. The Company has experienced, and expects to continue to experience, difficulties in generating new revenues due in part to a negative perception of the Caremark Business among certain physicians as a result of the guilty plea of Caremark to federal charges. The Company believes the guilty plea by Caremark to criminal felony charges in June 1995 has negatively impacted Coram's revenue referral sources and employee morale. In addition, Caremark announced in 1996 a substantial settlement with private payors with whom Caremark did business before selling the Caremark Business to Coram. The Company believes the guilty plea and the causes underlying the settlement with private payors have had an adverse effect on Coram's revenue because of a reluctance of referral sources to continue to refer patients to the business formerly owned by Caremark. However, the Company is currently unable to precisely quantify such effect. There can be no assurance that these factors will not continue to have an adverse effect on Coram's financial condition and results of operations in the future. While Coram has brought an action against Caremark arising out of the acquisition of the Caremark Business, there can be no assurance that such litigation will be resolved in favor of Coram or that it will be able to realize a favorable judgment. If the Merger with IHS is consummated, the litigation between Coram and Caremark is expected to be settled in connection with the Merger. See "Recent Operating Losses; Future Operating Results Uncertain" and "Background-- Factors Adversely Affecting Recent Operating Results."

SUBSTANTIAL LEVERAGE

    The Company incurred a significant amount of long-term debt in connection with the acquisition of the Caremark Business. As of December 31, 1996, the Company's consolidated indebtedness was $464.7 million and its consolidated stockholders' deficit was $21.5 million. The degree to which the Company is leveraged could impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. See "Liquidity and Capital Resources." At December 31, 1996, $346.7 million of the Company's borrowings were under arrangements with variable interest rates. As of December 31, 1996, there was $157.7 million outstanding under the Senior Credit Facility, all of which is payable at the time of the IHS Merger or May 31, 1997, whichever is earlier. Payment of interest and fees of $39.0 million on a $150.0 million rollover note (the "Rollover Note") is deferred until the earlier of the completion of the IHS Merger or March 31, 1998. Any significant increase in the interest rates on those borrowings would have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity; Need for Additional Financing."

LIQUIDITY; NEED FOR ADDITIONAL FINANCING

    On October 13, 1995, the Company and its lenders under the Senior Credit Facility and the holder of the Bridge Note agreed to a restructuring of the major terms of both agreements, which postponed the first principal payment due on the Senior Credit Facility from September 30, 1995 to March 31, 1996, redefined covenants to be consistent with the Company's new business strategy and provided a new $25 million credit line (the "Overline"). The principal covenants related to maintenance of minimum revenues, minimum cash receipts, maximum cash disbursements and minimum EBITDA. In addition, the covenants, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur debt, pay dividends, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities and require that any excess cash balances, as defined, be applied to prepayment of the debt. Proceeds from the sale of any of the Company's non-core businesses must be applied directly to reducing principal indebtedness under the Senior Credit Facility. On March 14, 1997, the Company entered into a Ninth Amendment to the Credit Agreement (the "Ninth Amendment") which extended the maturity date on the Senior Credit

Facility to May 31, 1997. This date comports to the extended closing date under the Merger Agreement with IHS. Further, the Company and the holder of the Rollover Notes agreed to extend the payment of all interest and fees that were payable on March 31, 1997 until the earlier of the IHS Merger date or March 31, 1998.

    The breach of any of the covenants established under the Senior Credit Facility could result in a default under the terms of such indebtedness. If the Company were to default under any of its indebtedness agreements, the lenders to the Company could, at their option, declare all borrowings immediately due and payable if any default were not cured prior to any such action by the lenders. Moreover, there can be no assurance that the Company's cash flow from operations will be sufficient to meet its short or long-term needs. Therefore, additional sources of funds may be required in future periods. The Overline expired and matured on December 31, 1996. The Company's Senior Credit Facility is payable on the earlier of the IHS Merger or May 31, 1997. The interest and fees under the Rollover Note will also become due on May 31, 1997. In order to satisfy such obligations, if the IHS Merger is not consummated the Company may engage in a public or private offering of debt or equity securities or a sale or merger of the Company. Any such transaction could result in a substantial dilution in the ownership interest of the existing stockholders and may have an adverse impact on the market price of the Company's Common Stock. There can be no assurance that the Company will undertake any such transaction, what the timing thereof would be or that the Company will be able to obtain any additional funds or complete such a transaction on terms acceptable to the Company. See "Liquidity and Capital Resources."

DEPENDENCE ON KEY PERSONNEL; CHANGES IN MANAGEMENT

    The Company is substantially dependent upon the services of its executive officers, which include Donald J. Amaral, Chief Executive Officer and President, Richard M. Smith, Chief Financial Officer, Christopher J. York and Joseph D. Smith, Chief Operating Officers of the West and East areas, respectively and Daniel L. Frank, Lithotripsy Division President. The loss of services of any of these executives could have a material adverse affect on the Company. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of professional personnel. There can be no assurance that the Company will be successful in its efforts to attract and retain such personnel.

CERTAIN LITIGATION

    The Company is a party to several lawsuits that could, if their outcomes were unfavorable, have a material adverse effect on its business, financial condition and results of operations. The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the litigation cannot be presently determined. In addition, even if the ultimate outcome of the claims pending against the Company and the Company's claims against Caremark are resolved in favor of the Company, such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect upon the Company's business, financial condition and results of operations. See Item 3 "Legal Proceedings."

DEPENDENCE ON RELATIONSHIPS WITH THIRD PARTIES

    The profitability of the Company's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payors, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional health providers and insurance companies and large self-insured employers. A central feature of the Company's business strategy is to improve its relationships with such third parties in general, and with physicians and physician groups in particular. There can be no assurance that the Company will be successful in improving and maintaining such relationships or that the Company's existing relationships will be successfully maintained or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of such existing relationships or the failure to continue to develop such relationships in the future could have a material adverse effect on the Company's business, financial condition and results of operations. See "Background--Business Strategy."

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

    Violations of the federal anti-kickback statute are punishable by criminal or civil penalties, including imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties.
The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. The Company's business, financial condition and results of operations could be materially adversely affected as a result of any such change or sanctions. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not have a material adverse effect on the Company. See
Item 1 "Business--Government Regulation".

DEPENDENCE ON PAYORS AND REIMBURSEMENT-RELATED RISKS

    The profitability of the Company depends in large part on reimbursement provided by third party payors. Because alternate site care is generally less costly to third party payors than hospital-based care, alternate site providers have historically benefited from cost containment initiatives aimed at reducing the costs of hospitalization. However, competition for patients, efforts by traditional third party payors to contain or reduce health care costs and the increasing influence of managed care payors such as health maintenance organizations in recent years have resulted in reduced rates of reimbursement for services provided by alternate site providers such as the Company. Since 1993, the alternate site infusion industry, including the Company, experienced severe reductions in the pricing of its products and services as a result of these trends. See "Background--Factors Adversely Affecting Recent Operation Results."

    The ability of the Company to collect from third party payors depends on the timely and accurate filing of claims. In 1995, following the acquisition of the Caremark Business, the Company experienced significant delays in billing as well as difficulty receiving timely reimbursements. The delays were caused in part by the inability to efficiently complete, obtain or process certain claim documentation and in part by lack of familiarity with the billing systems of its predecessor entities and the Caremark Business. The passage of time makes missing documentation required for billing and payment difficult or impossible to obtain or replace, and can delay claim submission past deadlines imposed by certain payors. Any further disruptions in those procedures could adversely affect the ability of the Company to collect its accounts receivable, and that would have an adverse effect on the Company's business, financial condition and results of operations.

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

    In addition to infusion therapy and related services, the Company also provides lithotripsy services. Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. The Company's lithotripsy operations have historically contributed a substantial amount of operating income to the Company. These operations may continue to experience pricing pressures in the future. A material change in the operating performance of the lithotripsy business could have a material adverse effect on the consolidated operating results of the Company. In 1993, HCFA released a proposed rule establishing the rate at which ambulatory surgery centers and certain hospitals would be reimbursed for the technical component of a lithotripsy procedure. The proposed rate was significantly below current reimbursement rates. Although the rule has not been put into effect, the adoption of this proposed rule could have a material adverse effect on the Company's lithotripsy revenue. See "Recent Operating Losses; Future Operating Results Uncertain."

CONCENTRATION OF LARGE PAYORS

    Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the healthcare economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of healthcare services. The Company has a number of contractual arrangements with managed care organizations and other parties. Other than Medicare and Medicaid, none of these arrangements individually accounted for more than 5% of the Company's net revenues in the year ended December 31, 1996; however, 10 managed care customers accounted for approximately 11% of the Company's infusion therapy revenue and the loss of such customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Background--Factors Adversely Affecting Recent Operation Results."

INTENSELY COMPETITIVE INDUSTRY

    The Company competes in the alternate site health care market which is highly competitive and is experiencing both horizontal and vertical consolidation. Some of the Company's current and potential competitors include
(i) integrated providers of alternate site health care services, (ii) large national hospital chains; (iii) local providers of multiple products and services offered for the alternate site health care market; and (iv) physicians, including physicians with whom the Company previously had business arrangements. The Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services offered through their offices, including services similar to those offered by the Company. Integrated alternate site health care companies and certain of the Company's other national competitors may have superior financial, marketing and managerial resources, size, purchasing power and numerous strategic relationships with providers, referral sources such as physicians and traditional indemnity and managed care payors. Moreover, there are relatively few barriers to entry in the local markets which the Company serves. Local or regional companies are currently competing in many of the home health care markets served by the Company and others may do so in the future. The Company expects its competitors to continue to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. The introduction of new and enhanced services, acquisitions and continued industry consolidation and the development of strategic relationships by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's services or intense price competition, or make the Company's services noncompetitive. The Company expects to continue to encounter increased competition in the future that could limit its ability to maintain or increase its market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1 "Business--Competition." See "Background--Business Strategy" and "Factors Adversely Affecting Recent Operation Results."

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

POTENTIAL PROFESSIONAL LIABILITY AND INSURANCE

    The services of the Company involve an inherent risk of professional liability. While the Company has not had any material claims for professional liability asserted against it, no assurance can be given that such claims will not be asserted in the future. While the Company maintains insurance consistent with industry practice, there can be no assurance that the amount of insurance currently maintained will satisfy all claims made against the Company or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. The Company cannot predict the effect that any such claims, regardless of their ultimate outcome, might have on its business or reputation or on its ability to attract and retain patients.

CHANGES IN TECHNOLOGY

    The alternate site infusion business of the Company is dependent on physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Intravenous administration is often the most appropriate method for treating critically ill patients and is often the only way to administer proteins and biotechnology drugs. Nonetheless, technological advances in drug delivery systems, the development of therapies that can be administered orally, such as protease inhibitors for the treatment of persons with HIV or AIDS, and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact the business of the Company.

POTENTIAL VOLATILITY OF STOCK PRICE

    There may be significant volatility in the market price for Coram Common Stock. Factors such as actual or anticipated fluctuations in the Company's operating results, new products or new contracts by the Company or its competitors, conditions and trends in the healthcare industry, adoption of new accounting standards affecting the healthcare industry, changes in financial estimates by securities analysts, proposed or anticipated business combinations including the Company, general market conditions and other factors could cause the market price of Coram Common Stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of healthcare companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. There can be no assurance that such litigation will not occur in the future with respect to the Company; such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS.

    The consolidated financial statements and financial statement schedules of the Company at December 31, 1996, and 1995 and for the years ended December 31, 1996, 1995 and 1994 and the independent auditors' reports thereon are included in this report on pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Coram's directors, executive officers and persons who beneficially own greater than 10% of a registered class of Coram's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Based solely upon its review of copies of the Section 16 reports Coram has received from certain reporting persons, Coram believes that during the fiscal year ended December 31, 1996 all of its directors, executive officers and greater than 10% beneficial owners were in compliance with their filing requirements, with the exception that (i) each of the following individuals failed to file in a timely manner their Initial Statements of Beneficial Ownership of Securities on Form 3 John Anderson, Daniel Frank, James Glynn, David McCormick, Joseph Smith, Pamela Spaniac, Mark Werber, William W. Willis (former officer) and Christopher York and (ii) Tommy Carter (former director) failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 for a disposition of shares of Company Common Stock that occurred prior to the cessation of his term on the Company's Board of Directors.

BOARD OF DIRECTORS

    The following table sets forth certain information concerning each member of the Board of Directors of Coram as of February 28, 1997. Except as set forth below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

             Name                   Age             Position with Coram                 Director Since
-----------------------------      -----    ---------------------------------------   -------------------
James M. Sweeney                     54     Chairman                                         1994

Donald J. Amaral                     44     Director, Chief Executive Officer                1995
                                            and President

Richard A. Fink                      42     Director                                         1994

Andrew J. Nathanson                  39     Director                                         1995

Stephen G. Pagliuca                  41     Director                                         1994

L. Peter Smith                       48     Director                                         1994

Dr. Gail R. Wilensky                 53     Director                                         1994

    Mr. Sweeney has served as the Chairman of the Board of Directors of Coram since July 1994. Mr. Sweeney also served as Chief Executive Officer of Coram from July 1994 until October 13,

1995, and as President from August 3, 1995 through October 13, 1995. Prior to joining Coram, Mr. Sweeney was the Chairman and Chief Executive Officer of McGaw, Inc., and served as a member on the Board of Directors of McGaw, Inc. from October 1990 until he resigned effective February 7, 1994. From February 1988 to October 1990, Mr. Sweeney was the Chairman and Chief Executive Officer of CarePartners, Inc., a provider of patient monitoring services and home therapies. Mr. Sweeney was the founder of Caremark, Inc., formerly the largest home infusion therapy company in the United States, and served as its Chairman and Chief Executive Officer from June 1979 to February 1988.

    Mr. Amaral has served as director, President and Chief Executive Officer of the Company since October 13, 1995. Previously, he was President and Chief Operating Officer of OrNda Healthcorp ("OrNda") from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. ("Summit") from October 1989 to April 1994, including President and Chief Executive Officer between October 1994 and April 1994. Summit was merged into OrNda in April 1994. Prior to joining Summit, Mr. Amaral was President and Chief Operating Officer of The Mediplex Group, Inc., a health care subsidiary of Avon Products, Inc., from 1986 until October 1989. Mr. Amaral is also a member of the Board of Directors of Summit Care Corporation.

    Mr. Fink has served as a director of Coram since July 1994. Mr. Fink has been a partner of the law firm of Brobeck, Phleger & Harrison LLP since October 1987 and is currently Chairman of that Firm's Business & Technology Group.

    Mr. Nathanson has served as a director of Coram since November 1995. Mr. Nathanson was appointed to the Board of Directors pursuant to the terms of the Securities Purchase Agreement dated as of April 6, 1995, as amended (the "Purchase Agreement"), by and among Coram, Coram, Inc., a wholly-owned subsidiary of Coram, and Coram Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") pursuant to which an affiliate of DLJ provided a $150 million bridge loan to Coram. See "Certain Relationships and Related Transactions." Mr. Nathanson has been a Managing Director of DLJ since January 1991 and served as Senior Vice President of DLJ between January 1990 and January 1991. Mr. Nathanson has also served as a director of Specialty Foods Corporation, a diversified food producer and distributor, since August 1993.

    Mr. Pagliuca has served as a director of Coram since July 1994. Mr. Pagliuca founded Information Partners, a venture capital and management buyout company based in Boston, Massachusetts, in 1989 and has been Managing Director since that time, focusing on health care and information industry private-equity investment opportunities. Prior to 1989, Mr. Pagliuca was a partner at Bain & Company, a management consulting firm based in Boston, Massachusetts, where he concentrated on the health care and information industries.

    Mr. Smith has served as a director of Coram since July 1994. Between November 1993 and July 1994, Mr. Smith was a director of Medisys, Inc. ("Medisys"). Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys in December of 1992. Mr. Smith is also President and serves on the Board of Directors of Ralin Medical, Inc. ("Ralin"), a company specializing in cardiac disease management. Prior to joining Ralin in 1990, Mr. Smith served in various capacities with Baxter Healthcare. From 1984 through 1989 he was president of the home infusion therapy division of Baxter Healthcare. Mr. Smith also serves on the Board of Directors of Sabratek, Corporation and AMSYS, Inc.

    Dr. Wilensky has served as a director of Coram since November 1994. Since January 1993, Dr. Wilensky has served as the John M. Olin Senior Fellow at Project HOPE and since May 1995 has served as chair of the Physician Payment Review Commission. From March 1992 to January 1993, Dr. Wilensky served in the Bush Administration as Deputy Assistant to the President for Policy Development, responsible for advising the President on health and welfare issues. From January 1990 to March 1992, Dr. Wilensky served in the Department of Health and Human Services, where she directed the Medicare and Medicaid programs. From April 1983 to January 1990, Dr. Wilensky was Vice President, Division of Health Affairs at Project HOPE. Dr. Wilensky is an elected member of the Institute of Medicine of the National Academy of Sciences. She has also served as a member of the Physician Payment Review Commission and the Health Advisory Committee of the General Accounting Office. Dr. Wilensky also serves as a director of United HealthCare Corporation, Syncor International Corporation, Advanced Tissue Sciences, Inc., Capstone Pharmacy Services, Inc. and Saint Jude Medical, Inc.

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning each of the executive officers of Coram. The executive officers serve at the direction of the Board of Directors of Coram. Biographical information with respect to Donald J. Amaral is set forth under the caption "Board of Directors" above.

               Name                    Age                       Position (s) with Coram
---------------------------------    ------   -----------------------------------------------------------
Donald J. Amaral  . . . . . . . .      44     Director, Chief Executive Officer and President

Richard M. Smith  . . . . . . . .      37     Chief Financial Officer and Secretary

Christopher J. York . . . . . . .      36     Chief Operating Officer, West Area

Joseph D. Smith . . . . . . . . .      38     Chief Operating Officer, East Area

Paul J. Quiner  . . . . . . . . .      37     Senior Vice President and General Counsel

Daniel L. Frank . . . . . . . . .      40     Lithotripsy Division President


    Richard M. Smith has been the Chief Financial Officer of Coram since August 1995 and has been serving as Secretary since July 1995. Mr. Smith also served as Vice President, Tax and Treasury, from October 1994 to August 1995. Between November 1993 and October 1994, Mr. Smith served as Vice President, Finance and Treasurer, and Assistant Secretary, for CoreSource, Inc., a healthcare company specializing in third party claims administration, workers compensation and integrated health delivery systems. Mr. Smith served as Assistant Treasurer from July 1990 to November 1993 and Director of Taxes from July 1985 to July 1990 of Lane Industries, Inc., a holding company engaged in the manufacture of office products, hotel ownership and management, radio stations, farming and ranching. Prior to July 1985, Mr. Smith served in various capacities with KPMG Peat Marwick as tax accountant and tax manager.

    Christopher J. York has been Chief Operating Officer of the West Area since December 1996. Prior to that and since the Company's inception, Mr. York had served as Area Vice President of the Midwest Area. From 1993 until Coram's inception, Mr. York was the Vice President of Sales and Operations of Medisys, Inc. Previously, he was General Manager and Regional Vice President for Critical Care America. Formerly, he held various sales and management positions at Kendall Healthcare.

    Joseph D. Smith has been Chief Operating Officer of the East Area since December 1996. Prior to that and since the Company's inception, Mr. Smith had served as Area Vice President of the Northeast Area. From 1993 until Coram's inception, Mr. Smith was the Eastern Area Vice President of H.M.S.S., Inc. Previously, he served as Vice President, Sales, Alternate Sites division of McGaw, Inc. During his twelve years at McGaw, Inc., he served in a number of sales, sales management and marketing positions.

    Paul J. Quiner has been Senior Vice President and General Counsel of Coram since March 1996. Mr. Quiner also served as Assistant General Counsel from July 1994 to February 1996. Between September 1992 and July 1994, Mr. Quiner served as Assistant General counsel for T2 Medical. Previously, Mr. Quiner was a partner at the law firm of Alston & Bird.

    Daniel L. Frank has been President of the Lithotripsy Division since December 1996 and since March 1996 had served as the Senior Vice President of Business Development. Previously, Mr. Frank served as an outside consultant to Coram from October 1995 to March 1996. Between October 1993 and October 1995, Mr. Frank served as the Chief Executive Officer for Western Medical Center, Orange County, California. Prior to October 1993, Mr. Frank served as President of Summit Ambulatory Network ("Summit"), and Vice President of Business Development for Summit.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

COMPENSATION OF DIRECTORS

    Fees for Board Service. Directors who are employees of Coram receive no additional compensation for service on the Board of Directors. Non-employee directors of Coram earned the following compensation for Board meetings attended during fiscal 1996:

James M. Sweeney  . . . . . . . . . . . . . . . . . . .       $  250,000
Richard A. Fink . . . . . . . . . . . . . . . . . . . .       $   75,000
Andrew J. Nathanson . . . . . . . . . . . . . . . . . .       $   75,000
Stephen Pagliuca  . . . . . . . . . . . . . . . . . . .       $   75,000
L. Peter Smith  . . . . . . . . . . . . . . . . . . . .       $   75,000
Dr. Gail R. Wilensky  . . . . . . . . . . . . . . . . .       $   75,000

In addition, all out-of-pocket expenses of directors related to meetings attended are reimbursed by Coram. Future compensation is at the discretion of the Board of Directors.

    Outside Directors' Automatic Option Grant Program. Non-employee members of the Board of Directors participate in the Automatic Option Grant Program in effect under the 1994 Coram Stock Option/Stock Issuance Plan (the "Coram Option Plan"). On the date of each Annual Meeting of Coram's Stockholders, each individual who will continue to serve as a non-employee Board member will receive a non-statutory stock option to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the automatic option grant date. Each individual who served as a non-employee Board member on June 24, 1996 received an automatic option grant under the program for 2,500 shares of Coram Common Stock at an exercise price of $4.375 per share, the fair market value on such date. Each option will be immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of Board service prior to vesting in such shares. The optionee will vest in the option shares in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. However, the shares subject to each automatic option grant under the Coram Option Plan will vest in full upon
(i) the optionee's cessation of Board service due to death or disability, (ii) an acquisition of Coram by merger or asset sale or (iii) a change in control of Coram.

    Each automatic option granted to the non-employee Board members includes a limited stock appreciation right which will allow the optionee, upon the successful completion of a hostile tender offer for more than 50% of Coram's outstanding securities, to surrender that option to Coram, in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of Coram Common Stock paid in the tender offer less the exercise price payable per share.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth the annual and long-term compensation earned by (i) the Company's Chief Executive Officer, (ii) the four other most highly compensated executive officers of the Company who were serving as such at December 31, 1996 and (iii) two additional individuals who served as executive officers during fiscal 1996 who would have been among the Company's most highly compensated executive officers but were not serving in such capacities at the end of fiscal 1996 (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for each of the years ended December 31, 1996, 1995 and 1994. Coram was not a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act at any time prior to July 8, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                        Compensation
                                                                                        -------------
                                                      Annual Compensation                   Awards
                                             ---------------------------------------    -------------
            Name and                                                   Other Annual     Stock Options    All Other
     Principal Position            Year       Salary        Bonus     Compensation(5)         (#)       Compensation
---------------------------------  ----      --------   ------------  --------------    ------------   -------------
Donald J. Amaral
  Director, Chief Executive        1996      $600,000   $         (1)                            --               --
  Officer and President            1995       120,834(2)        --                        2,200,000               --

Richard M. Smith                   1996       201,458       87,500(3)(4)                         --               --
  Chief Financial Officer          1995       145,178      156,250                          300,000               --

Christopher York
  Chief Operating Officer,         1996       161,501       34,375(3)(4)                         --               --
  West


Paul Quiner                        1996       180,270       18,750(3)(4)                         --               --
  Senior Vice President
  and General Counsel

Joseph Smith                       1996       148,425       33,750(3)(4)                     25,000               --
  Chief Operating
  Officer, East

John T. Gallatin                   1996       130,321           --           112,500(7)          --               --
  Former Executive                 1995       208,333      200,000                --        300,000               --
  Vice President

Kelly J. McCrann
  Former Executive Vice(8)         1996       165,625      112,500(3)(4)                         --               --
  President                        1995       225,088       92,250          139,780(6)       150,000              --

----------------
(1) Does not include Mr. Amaral's bonus relating to his service for fiscal 1996 which had not been finalized as of March 28, 1997. Coram estimates that such minimum bonus will be approximately $360,000.

(2) Reflects salary, bonus and other compensation earned by Mr. Amaral since the beginning of his employment with the Company.

(3) Consists of retention bonuses paid in January 1997 for service to the Company during 1996.

(4) Does not include performance bonuses relating to service for fiscal 1996 which had not been finalized as of March 28, 1997.

(5) Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual's annual salary and bonus reported for such individual for the year presented.

(6) Consists of reimbursed expenses in connection with Mr. McCrann's relocation to Denver, Colorado.

(7) Mr. Gallatin resigned during 1996. Mr. Gallatin was paid $112,500 in the fiscal year ended December 31, 1996 in connection with a severance agreement.

(8) Mr. McCrann resigned on December 31, 1996.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options granted to each of the Named Executive Officers during the year ended December 31, 1996. In addition, in accordance with the rules of the Commission, there are shown hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 0%, 5% and 10% from the date the options were granted over the full option term. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 31, 1996.

                                           Individual Grants
                     ------------------------------------------------------------      Potential Realizable Value at
                     Number of      % of Total                                         Assumed Annual Rates of Stock
                     Securities      Options       Exercise                               Price Appreciation for
                     Underlying     Granted to       Price                                      Option Term
                      Options      Employees in       Per                             ----------------------------
       Name           Granted      Fiscal Year       Share       Expiration Date        0%         5%         10%
------------------   ----------    ------------    ---------    -----------------     ------     ------     ------
Christopher York      25,000          1.87%         $5.1250      May 9, 2006             $0.00   $80,577    $204,198
                      25,000          1.87           3.8750      September 13, 2006       0.00    60,924     154,394

Paul Quiner           25,000          1.87           5.1250      March 19, 2006           0.00    80,577     204,198

Joe Smith             25,000          1.87           3.8750      September 13, 2006       0.00    60,924     154,394


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

    The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 1996 by each of the Named Executive Officers and outstanding options held by each such officer at December 31, 1996. None of the Named Executive Officers exercised any stock appreciation rights during the 1996 fiscal year. No stock appreciation rights were held by the Named Executive Officers at the end of the 1996 fiscal year.

                                                                                            Value of Unexercised
                                                          Number of Unexercised                 In-the-Money
                              Shares                           Options at                        Options at
                             Acquired                      December 31, 1996                December 31, 1996 (2)
                                on         Value      -----------------------------   -------------------------------
           Name              Exercise    Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
-------------------------    --------    --------     -----------     -------------   -------------     -------------
Donald J. Amaral (1)  . .       --          --         733,306          1,466,694       $1,044,961      $2,090,039

Richard M. Smith  . . . .       --          --         163,028            161,972          220,750          93,750

John T. Gallatin  . . . .       --          --         286,974            197,917          220,750          93,750

Kelly J. McCrann  . . . .       --          --         172,916             77,084          197,313          23,438

Christopher York..............          --         --          44,785          130,215          $11,718.75          $60,156.25

Paul Quiner...................          --         --          30,308           57,292            3,906.25           11,718.75

Joe Smith.....................          --         --          44,785          105,215           11,718.75           60,156.25


(1) The option shares subject to Mr. Amaral's grant will vest and become exercisable in three successive equal annual installments upon his completion of each year of service with the Company over the three-year period measured from the October 13, 1995 grant date.

(2) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Common Stock as reported by the New York Stock Exchange) as of December 31, 1996 ($5.00) and multiplying the resulting number by the number of underlying shares of Common Stock. For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 1996 and does not reflect market price changes subsequent to December 31, 1996.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

    Except for its agreement with Donald J. Amaral, Coram does not presently have any employment contracts in effect with any of the Named Executive Officers.

    Coram presently has an employment agreement with its President and Chief Executive Officer, Donald J. Amaral, for a three-year term commencing October 13, 1995, unless otherwise terminated. Mr. Amaral was extended the agreement by the Company to attract and retain his services in light of the downturn in the Company's business and its uncertain prospects as he is considered critical to Coram's future success in the Company's turn-around period. Under the agreement, Mr. Amaral will receive a base salary of $600,000 per annum, and the right to receive a performance bonus. If Mr. Amaral's employment is terminated by the Company other than for cause or by Mr. Amaral in the event that the Company fails to comply with any material provision of the agreement, Mr. Amaral will be entitled to receive his base salary through the longer of
(i) the remaining term of the agreement or (ii) twelve months, plus a bonus payable after the end of each of the Company's fiscal years thereafter through 1998 in an amount equal to the average bonus earned by Mr. Amaral during the employment period. Under the agreement, Mr. Amaral was also granted options to purchase 2,200,000 shares of Common Stock at $3.45 per share. The options will vest and become exercisable in three equal annual installments upon Mr. Amaral's completion of each year of service over the three-year period measured from the October 13, 1995 grant date. The options will immediately vest and become exercisable in full upon (i) a change in control of the Company; (ii) any termination by the Company of the employment agreement other than for cause; (iii) any termination by Mr. Amaral as a result of a material breach of the employment agreement by the Company; or (iv) termination of the employment agreement as a result of Mr. Amaral's death or permanent disability. Mr. Amaral is also eligible to receive all other benefits generally made available by the Company to its senior executives. Mr. Amaral has agreed to enter into an employment agreement with IHS if the IHS Merger is consummated.

    Prior to entering into discussions with IHS regarding the Merger, the Coram Board had approved in concept the eligibility of Mr. Amaral to receive a bonus for his success in the financial turnaround of Coram. The Board contemplated that such bonus would be payable upon the successful restructuring of Coram's debt obligations to DLJ at less than the total amount due at the time of such restructuring, which the Coram Board believed would constitute recognition of such turnaround. At a meeting held on October 18, 1996, in light of the refinancing of Coram's debt to DLJ to be consummated contemporaneously with the closing of the Merger, the Coram Board resolved that a $3.0 million bonus would thereby become payable to Mr. Amaral upon consummation of the Merger as a result of IHS' having agreed with DLJ to restructure such debt. If the Merger is not consummated, such bonus will nevertheless be paid to Mr. Amaral upon any other restructuring of Coram's debt obligations to DLJ.

    Shares subject to options granted under the Coram Option Plan to the Company's executive officers will immediately vest in full upon (i) an acquisition of the Company by merger or asset sale in which such options are not to be assumed by the acquiring entity or, (ii) if such options are so assumed, the subsequent termination of the optionee's employment (whether involuntarily or through a forced resignation) within eighteen (18) months following such acquisition. In addition, the Compensation Committee, as the Coram Option Plan administrator, has the authority to provide for the accelerated vesting of the shares of the Company's Common Stock subject to outstanding options held by the Company's executive officers, or any unvested shares actually held by those individuals under the Coram Option Plan, in connection with a hostile take-over of the Company effected through a successful tender offer for more than 50% of the Company's outstanding securities or through a change in the majority of the Board as a result of one or more contested elections for Board membership or in the event such individual's employment were to be terminated (whether involuntarily or through a forced resignation) following such hostile take-over.


ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

The following table sets forth as of December 31, 1996 the number of shares of outstanding Coram Common Stock beneficially owned by (i) each person known to Coram to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of Coram as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to Coram.

                                                                                               PERCENTAGE OF SHARES
            NAME AND ADDRESS OF                                       NUMBER OF SHARES OF        OF COMMON STOCK
           BENEFICIAL OWNER (1)                                      COMMON STOCK (2) (3)        OUTSTANDING (2)
           --------------------                                      --------------------        ---------------
James M. Sweeney (4)  . . . . . . . . . . . . . . . . . . .                     3,750                   *
Donald J. Amaral (5)  . . . . . . . . . . . . . . . . . . .                   736,333                   1.7%
Richard A. Fink (6) . . . . . . . . . . . . . . . . . . . .                     3,750                   *
Andrew J. Nathanson (7) . . . . . . . . . . . . . . . . . .                     1,250                   *
Stephen G. Pagliuca (8) . . . . . . . . . . . . . . . . . .                     3,750                   *
L. Peter Smith (9)  . . . . . . . . . . . . . . . . . . . .                    33,831                   *
Dr. Gail R. Wilensky (10) . . . . . . . . . . . . . . . . .                     3,750                   *
Richard M. Smith (11) . . . . . . . . . . . . . . . . . . .                   163,028                   *
Paul J. Quiner (12) . . . . . . . . . . . . . . . . . . . .                    32,346                   *
Joseph Smith (13) . . . . . . . . . . . . . . . . . . . . .                    44,785                   *
Christopher York (14) . . . . . . . . . . . . . . . . . . .                    45,407                   *
All executive officers, directors and nominees
  for director, as a group (17 persons) . . . . . . . . . .                 1,290,746                  2.9%
American Express Company
  American Express Financial
  Corporation IDS Life Capital
  Resource Fund (15)  . . . . . . . . . . . . . . . . . . .                 3,500,000                  7.9%

* Less than 1%

(1) The address of each person named above is 1125 Seventeenth Street, Suite 2100, Denver, Colorado 80202.

(2) Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, Coram has been advised that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them. No percent of class is shown for holdings of less than 1%. Percentage computations are based on 44,133,964 shares of Common stock outstanding as of March 24, 1997.

(3) On December 28, 1995, the members of the Board of Directors returned stock options held by them for an aggregate of 3.9 million shares. Mr. Sweeney returned 3.5 million stock options and Mr. Carter returned 100,000 stock options. Mr. Fink, Mr. Pagliuca, L. Peter Smith and Dr. Wilensky each returned 75,000 stock options.

(4) Consists of (i) 2,500 shares subject to a currently exercisable option granted to Mr. Sweeney on December 11, 1995 and (ii) 2,500 shares subject to an option granted to Mr. Sweeney on June 24, 1996 all pursuant to the Automatic Option Grant Program of the Coram Option Plan. The option is immediately exercisable, but any shares purchased thereunder will be subject to repurchase by Coram at the original exercise price paid per share upon Mr. Sweeney's cessation of services prior to the vesting of such shares. The optionee will vest in the latter 2,500 option shares in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. As of December 31, 1996, Mr. Sweeney had vested in 3,750 of such options.

(5) Mr. Amaral, who is also a director of the Company, assumed the duties of Chief Executive Officer and President from Mr. Sweeney on October 13, 1995. Includes 733,306 shares subject to currently exercisable options. Does not include 1,466,694 shares subject to an option granted to Mr. Amaral on October 13, 1995. The option shares will vest and become exercisable in three successive equal installments, upon his completion of each year of service over the three-year period measured from the grant date. An option for the purchase of 1,400,000 shares was granted under the Coram Option Plan, and an option for the purchase of the remaining 800,000 shares was granted outside of the Coram Option Plan.

(6) Consists of (i) 2,500 shares subject to a currently exercisable option granted to Mr. Fink on December 11, 1995 and (ii) 2,500 shares subject to an option granted to Mr. Fink on June 24, 1996, all pursuant to the Automatic Option grant Program of the Coram Option Plan. Each option is immediately exercisable, but any shares purchased thereunder will be subject to repurchase by Coram at the original exercise price paid per share upon Mr. Fink's cessation of services prior to the vesting of such shares. The optionee will vest in the latter 2,500 option shares in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. As of December 31, 1996, Mr. Fink had vested in 3,750 of such options.

(7) Consists of 2,500 shares subject to an option granted to Mr. Nathanson on June 24, 1996 pursuant to the Automatic Option Grant Program of the Coram Option Plan. The option is immediately exercisable, but any shares purchased thereunder will be subject to repurchase by Coram at the original exercise price paid per share upon Mr. Nathanson's cessation of services prior to the vesting of such shares. The optionee will vest in the option shares in a series of equal monthly installments over twelve
      (12) months of Board service measured from the automatic option grant date. As of December 31, 1996, Mr. Nathanson had vested in 1,250 of such options.

(8) Consists of (i) 2,500 shares subject to an option granted to Mr. Pagliuca on December 11, 1995 and (ii) 2,500 shares subject to an option granted to Mr. Pagliuca on June 24, 1996, all pursuant to the Automatic Option Grant Program of the Coram Option Plan. Each option is immediately exercisable, but any shares purchased thereunder will be subject to repurchase by Coram at the original exercise price paid per share upon Mr. Pagliuca's cessation of services prior to the vesting of such shares. The optionee will vest in the latter 2,500 option shares in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. As of December 31, 1996, Mr. Pagliuca had vested in 3,750 of such options.

(9) Includes (i) 2,500 shares subject to an option granted to L. Peter Smith on December 11, 1995 and (ii) 2,500 shares subject to an option granted on June 24, 1996, all pursuant to the Automatic Option Grant Program of the Coram Option Plan. Each option is immediately exercisable, but any shares purchased thereunder will be subject to repurchase by Coram at the original exercise price paid per share upon Mr. Smith's cessation of services prior to the vesting of such shares. The optionee will vest in the option latter 2,500 shares in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. As of December 31, 1996, Mr. Smith had vested in 3,750 of such options.

(10) Consists of (i) 2,500 shares subject to an option granted to Dr. Wilensky on December 11, 1995 and (ii) 2,500 shares subject to an option granted to Dr. Wilensky on June 24, 1996, all pursuant to the Automatic Option Grant Program of the Coram Option Plan. The option is immediately exercisable, but any shares purchased thereunder will be subject to repurchase by Coram at the original exercise price paid per share upon Dr. Wilensky's cessation of services prior to the vesting of such shares. The optionee will vest in the latter 2,500 option shares in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. As of December 31, 1996, Dr. Wilensky had vested in 3,750 of such options.

(11) Richard M. Smith assumed the duties of Chief Financial Officer on August 30, 1995. Includes 100,000 shares subject to an option granted to Mr. Smith on September 7, 1995, which option is immediately exercisable for fully-vested shares. Also includes 13,028 shares vested and exercisable before June 16, 1996, pursuant to an option to repurchase 25,000 shares granted to Mr. Smith on November 1, 1994, but does not include the balance of 11,972 option shares, which will become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram after June 30, 1996. Also includes 50,000 shares vested and exercisable pursuant to an option to repurchase 200,000 shares granted on December 28, 1995, but does not include 150,000 shares which will become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram over the thirty-six (36) months after December 28, 1996.

(12) Mr. Quiner became an executive officer of the Company on March 1, 1996. Includes options to purchase 12,600 shares of Coram Common Stock that were previously granted to him by T2 and were assumed by Coram, as well as 1,256 shares credited to Mr. Quiner's account under the Coram Healthcare Corp. 401(k) Plan. Also includes 6,250 shares vested and exercisable before June 16, 1996, pursuant to an option to purchase 25,000 shares granted to Mr. Quiner on September 7, 1995, but does not include the balance of 18,750 option shares which will become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram after June 30, 1996. Does not include 25,000 shares subject to options granted to Mr. Quiner on December 28, 1995 and 25,000 shares subject to options granted to Mr. Quiner on March 19, 1996. Twenty-five percent of the option shares in each of such grants will vest and become exercisable on December 28, 1996 and March 19, 1997, respectively. The remaining 75% of the option shares in each of such grants will vest and become exercisable in successive equal monthly installments upon his completion of each additional month of service with Coram over the thirty-six (36) months after December 28, 1996 and March 19, 1997, respectively.

(13) Mr. Joseph Smith became an executive officer of the Company on March 1, 1996. Includes 13,642 shares vested and exercisable, pursuant to an option to purchase 25,222 shares granted to Mr. Smith on November 1, 1994, but does not include the balance of 11,580 option shares which will become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram until October 31, 1998, at which point the option grants will be fully vested and exercisable. Includes 12,393 shares vested and exercisable, pursuant to an option to purchase 24,778 shares granted to Mr. Smith on November 1, 1994, but does not include the balance of 12,385 option shares which will also become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram until October 31, 1998, at which point the option grants will be fully vested and exercisable. Includes 18,750 shares vested and exercisable, pursuant to an option to purchase 75,000 option shares granted to Mr. Smith on December 28, 1995, but does not include the balance of 56,250 option shares which will become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram until December 29, 1999, at which point the option grants will be fully vested and exercisable. Does not include 25,000 shares subject to options granted to Mr. Smith on September 13, 1996. Twenty-five percent of the option shares in this grant will vest and become exercisable on September 13, 1997. The remaining 75% of the option shares in this grant will vest and become exercisable in successive equal monthly installments upon his completion of each additional month of service with Coram over the thirty-six (36) months after September 13, 1997.

(14) Mr. Christopher York became an executive officer of the Company on March 1, 1996. Includes 622 shares of common stock. Also include 13,642 shares vested and exercisable, pursuant to an option to purchase 25,222 shares granted to Mr. York on November 1, 1994, but does not include the balance of 11,580 option shares which will become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram until October 31, 1998, at which point the option grants will be fully vested and exercisable. Includes 12,393 shares vested and exercisable, pursuant to an option to purchase 24,778 shares granted to Mr. York on November 1, 1994, but does not include the balance of 12,385 option shares which will also become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram until October 31, 1998, at which point the option grants will be fully vested and exercisable. Includes 18,750 shares vested and exercisable, pursuant to an option to purchase 75,000 option shares granted to Mr. York on December 28, 1995, but does not include the balance of 56,250 option shares which will become exercisable and vested in successive equal monthly installments upon his completion of each additional month of service with Coram until December 29, 1999, at which point the option grants will be fully vested and exercisable. Does not include 25,000 shares subject to options granted to Mr. York on May 9, 1996, nor does it include 25,000 shares subject to options granted to Mr. York on September 13, 1996. Twenty-five percent of the option shares in each of such grants will vest and become exercisable on May 9, 1997 and September 13, 1997 respectively. The remaining 75% of the option shares in each of such grants will vest and become exercisable in successive equal monthly installments upon his completion of each additional month of service with Coram over the thirty-six (36) months after May 9, 1997 and September 13, 1997, respectively.

(15) American Express Company ("Amex") American Express Financial Corporation ("AmexFC") and IDS Life Capital Resource Fund ("IDS") report shared dispositive power with respect to the 3,975,000 shares of common stock reported above. IDS reports sole voting power with respect to such shares. The information with respect to Amex AmexFC and IDS as of December 31, 1996. The address of Amex is American Express Tower, World Financial Center, New York, NY 10285. The address of AmexFC and IDS is IDS Tower
      10, Minneapolis, MN 55440.

    There is no arrangement known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Mr. Fink, a director of Coram since July 1994, is a partner in a law firm that rendered various legal services to Coram in 1996 and is continuing to render such services in 1997. The legal fees paid by Coram to such firm approximated $1.7 million in the fiscal year ended December 31, 1996.

    Mr. Nathanson, a director of Coram since December 1995, is a Managing Director of DLJ, an investment banking firm that rendered various financial services to Coram in 1996. DLJ provided a $150 million bridge loan to Coram in April 1995 in connection with the acquisition of the Caremark Business pursuant to the terms of the Purchase Agreement and remains the holder of the Rollover Note. The Purchase Agreement provides that DLJ has the right to appoint a director to Coram's Board of Directors if an event of default has occurred and so long as it is continuing provided however, that the right terminates at such time that DLJ is no longer the holder of at least fifty percent of the aggregate principal amount of the outstanding bridge notes. DLJ was granted the right to appoint a director in September 1995 in exchange for certain waivers under the Purchase Agreement. Fees for financial advisory and investment banking services to DLJ approximated $6.5 million in 1995.

On October 4, 1996, DLJ was retained by Coram to act as a financial advisor to Coram in connection with the possible sale, merger, consolidation or other business combination involving Coram. As compensation for DLJ's services, Coram has agreed to pay to DLJ a fee equal to 0.60% of the aggregate consideration received by Coram and/or its stockholders, plus the amount of any debt (excluding the junior subordinated pay-in-kind notes owned by Caremark) assumed, acquired or retired in connection with the transaction, less any cash (up to $15 million) on the books of Coram. Such amount is payable in cash promptly upon consummation of the Merger, less up to $500,000 paid to UBS Securities LLC in connection with the rendering of an opinon regarding the fairness, from a financial point of view, of the consideration to be received by the stockholders of Coram in connection with the IHS Merger. Coram has also agreed to reimburse DLJ for its out-of-pocket expenses (including reasonable fees and expenses of counsel), and to indemnify DLJ and its affiliates against certain liabilities, including liabilities arising under the Federal securities laws, relating to, arising out of or in connection with its engagement.

        L. Peter Smith serves on the Board of Directors of Sabratek Corporation. On February 26, 1997, the Company agreed to purchase up to $13.0 million of multi-therapy infusion pumps and related proprietary telemedicine technology over the next six to nine months from Sabratek Corporation. The pricing schedule applicable to the infusion pumps and related technology to be purchased was negotiated by Coram's Chief Executive Officer, Chief Financial Officer and Vice President of Materials Management, Robert Roose after proposals from other manufacturers for comparable equipment had been solicited. Prior to entering into the agreement with Sabratek, the Company's area clinical and operations staffs conducted field level trials and tests on infusion pumps made by several different manufacturers, including Sabratek.

    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

         1.      Financial Statements.  The following consolidated financial statements of the Registrant and Independent Auditors Report thereon are presented on pages F-1 through F-26:

                 Report of Independent Auditors

                 Consolidated Balance Sheets--December 31, 1996 and 1995

                 Consolidated Statements of Operations--Years ended December
                          31, 1996, 1995 and 1994

                 Consolidated Statements of Stockholders' Equity--Years ended
                          December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flows--Years ended December
                          31, 1996, 1995 and 1994

                 Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules.  The following consolidated financial statement schedule of the Registrant for the years ended December 31, 1996, 1995 and 1994 is presented following the Notes to the Consolidated Financial Statements.

                 Schedule II--Valuation and Qualifying Accounts

                 Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    (b)  Reports on Form 8-K

                 On November 1, 1996, the Company filed a Current Report on
                          Form 8-K dated October 19, 1996 relating to the IHS Merger.

    (c)  Exhibits

                 Included as exhibits are the items listed on the Exhibit
                          Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

Exhibit
Number           Exhibit
------           -------
    2.1  --  Agreement and Plan of Merger dated as of February 6, 1994, by and among the Registrant, T2, Curaflex,
                     HealthInfusion, Medisys, T2 Acquisition Company, CHS Acquisition Company, HII Acquisition Company
                     and MI Acquisition Company (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form S-4).

    2.2  --  First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T2
                     Curaflex, HealthInfusion, Medisys, T2 Acquisition Company, CHS Acquisition Company, HII Acquisition
                     Company and MI Acquisition Company (Incorporated by reference to Exhibit 2.2 of Registration
                     No. 33-53957 on Form S-4).

    2.3  --  Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant, T2,
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

    2.6  --  Agreement and Plan of Merger entered into as of October 19, 1996, among Coram Healthcare Corporation,
                     Integrated Health Services, Inc. and IHS Acquisition XIX, Inc. (Incorporated by reference to
                     Exhibit 2.1  of the Registrant's Current Report on Form 8-K dated October 19, 1996 and filed on
                     November 1, 1996).

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
                     Annual Report on Form 10-K for the fiscal year ended September 30, 1989, filed with the Commission on or about December 29, 1988).

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

    10.27    -- Exclusive Distribution Agreement -- Healthcare Products and Biomedical Equipment and Services Agreement
                     between Medical Specialties Distributors, Inc. ("MSD") and Coram, dated as of June 1, 1996.
                     (Incorporated by reference to Exhibit 10.1  of the Registrant's Quarterly Report on Form 10-Q/A
                     Amendment No. 1 for the quarter ended June 30, 1996).

    10.28    -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996.
                     (Incorporated by reference to Exhibit 10.2  of the Registrant's Quarterly Report on Form 10-Q/A
                     Amendment No. 1 for the quarter ended June 30, 1996).

    10.29    -- Medical Specialties Master Rental Agreement between MSD and Coram, dated as of June 1, 1996.
                     (Incorporated by reference to Exhibit 10.3  of the Registrant's Quarterly Report on Form 10-Q/A
                     Amendment No. 1 for the quarter ended June 30, 1996).

    10.30    -- Coram Healthcare Litigation Memorandum of Understanding between all parties to In re Coram Healthcare
                     Corp. Securities Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action
                     No. 96-N-722, dated as of August 5, 1996. (Incorporated by reference to Exhibit 10.4  of the
                     Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.31    -- Fifth Amendment to the Credit Agreement Dated as of February 6, 1996, by and among the Registrant, Coram
                     Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent.  (Incorporated by reference to Exhibit 99.1  of the
                     Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

    10.32    -- Sixth Amendment to Credit Agreement Dated as of April 19, 1996, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent.  (Incorporated by reference to Exhibit 99.2  of the
                     Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

    10.33    -- Seventh Amendment to Credit Agreement Dated as of July 3, 1996, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and  Chemical Bank as Agent.  (Incorporated by reference to Exhibit 99.1  of the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30,
                     1996).  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

    10.34    -- Eighth Amendment to Credit Agreement dated as of  December 3, 1996, by and among the Registrant, Coram
                     Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent.  Certain exhibits and schedules of this
                     Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.*

    10.35    -- Ninth Amendment and Limited Waiver to the Credit Agreement dated as of March 14, 1997, by and among the
                     Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent.  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.*

    10.36    -- Amended Agreement, dated as of March 28, 1997 by and among the Registrant, Coram Inc., and Donaldson,
                     Lufkin & Jenrette. Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange
                     Commission.*

    10.37    -- Sabratek Corporation and Coram Healthcare Exclusive Supply Agreement for IV Infusion Pumps, IV Disposable Sets and
                     Related Items, dated as of February 26, 1997.*

    10.38    -- Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion dated as of June 30, 1996, by and among the Registrant, Coram Inc., and the other parties specified therein (Incorporated by reference to the
                     Company's report on Form 8-K as filed on July 12, 1996.)

    21.1     -- Subsidiaries of the Registrant.*

    23.1     -- Consent of Ernst & Young LLP.*

    27       -- Financial Data Schedule.*

    * Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                      CORAM HEALTHCARE CORPORATION


                                      By:      /s/     DONALD J. AMARAL
                                                       Donald J. Amaral
                                                       President and Chief
                                                       Executive Officer

                                      By:      /s/     RICHARD M. SMITH
                                                       Richard M. Smith
                                                       Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on be half of the registrant and in the capacities on the dates indicated.

/s/ JAMES M. SWEENEY                  Chairman                                   March 28, 1997
    James M. Sweeney


/s/ DONALD J. AMARAL                  President and Chief Executive              March 28, 1997
    Donald J. Amaral                   Officer and Director (Principal
                                       Executive Officer)

/s/ RICHARD M SMITH                   Chief Financial Officer and                March 28, 1997
    Richard M. Smith                   Secretary (Principal Financial
                                       Officer)

/s/ PAMELA M. SPANIAC                 Vice President and Controller              March 28, 1997
    Pamela M. Spaniac                  (Principal Accounting Officer)


/s/ RICHARD A. FINK                   Director                                   March 28, 1997
    Richard A. Fink

/s/ ANDREW NATHANSON                  Director                                   March 28, 1997
    Andrew Nathanson

/s/ STEPHEN G. PAGLIUCA               Director                                   March 28, 1997
    Stephen G. Pagliuca

/s/ L. PETER SMITH                    Director                                   March 28, 1997
    L. Peter Smith

/s/ DR. GAIL WILENSKY                 Director                                   March 28, 1997
    Dr. Gail Wilensky

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Auditors ........................................    F-2
Consolidated Balance Sheets--As of December 31, 1996 and 1995 .........    F-3
Consolidated Statements of Operations--Years Ended December 31, 1996,
    1995 and 1994 .....................................................    F-4
Consolidated Statements of Stockholders' Equity--Years Ended
    December 31, 1996, 1995 and 1994 ..................................    F-5
Consolidated Statements of Cash Flows--Years Ended December 31, 1996,
    1995 and 1994 .....................................................    F-6
Notes to Consolidated Financial Statements ............................    F-8
Schedule II--Valuation and Qualifying Accounts ........................    F-26

                          REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Coram Healthcare Corporation

    We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP



Denver, Colorado
March 30, 1997

                          CORAM HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                                                          DECEMBER 31,
                                                                                                    -------------------------
                                                                                                       1996            1995
                                                                                                    ---------       ---------
                                             ASSETS
Current assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   15,375      $   26,735
    Cash limited as to use  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,917          25,349
    Accounts receivable, net of allowance of $40,256 and $63,839  . . . . . . . . . . . . .           106,763         153,825
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,268          17,798
    Prepaid taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                62           9,975
    Deferred income taxes, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,063          10,428
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,822          11,935
                                                                                                   ----------      ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           156,270         256,045

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,998          29,276
Joint ventures and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            24,654          31,390
Deferred income taxes, non-current  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,914             183
Other deferred costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,114          23,266
Goodwill, net of accumulated amortization of $50,500 and $36,915  . . . . . . . . . . . . .           334,359         347,689
                                                                                                   ----------      ----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  545,309      $  687,849
                                                                                                   ==========      ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   40,350      $   63,839
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .           198,033          67,099
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,325          10,428
    Reserve for litigation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,273           4,588
    Accrued merger and restructuring  . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,533          27,392
    Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,285          45,277
                                                                                                   ----------      ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           288,799         218,623

Long-term debt, including revolving lines of credit . . . . . . . . . . . . . . . . . . . .           266,641         439,309
Minority interest in consolidated joint ventures  . . . . . . . . . . . . . . . . . . . . .             4,544           7,018
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,155           4,676
Deferred income taxes, non-current  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,652             183
Stockholders' equity (deficit):
    Preferred stock, par value $.001, authorized 10,000 shares, none issued   . . . . . . .                --              --
    Common stock, par value $.001, authorized 75,000 shares, issued and
      outstanding 42,404 at December 31, 1996 and 40,369 at December 31, 1995   . . . . . .                42              40
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           390,741         370,876
    Common stock to be issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25,625              --
    Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (437,890)       (352,876)
                                                                                                   ----------      ----------
    Total stockholders' equity (deficit)  . . . . . . . . . . . . . . . . . . . . . . . . .          (21,482)          18,040
                                                                                                   ----------      ----------
Total liabilities and stockholders' equity (deficit)  . . . . . . . . . . . . . . . . . . .        $  545,309      $  687,849
                                                                                                   ==========      ==========


          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)




                                                                                            Years Ended December 31,
                                                                                       ------------------------------------
                                                                                          1996         1995         1994
                                                                                       ---------    ---------     ---------
Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 521,969    $ 602,585     $ 450,496
Cost of service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          361,688      459,710       313,182
                                                                                       ---------    ---------     ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          160,281      142,875       137,314
Operating expenses: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Selling, general and administrative expenses  . . . . . . . . . . . . . . .          104,261      133,037        81,907
    Provision for estimated uncollectible accounts  . . . . . . . . . . . . . .           29,045       68,912        36,817
    Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .           15,259       15,307         8,971
    Charge for long-lived assets and acquired receivables:
      Goodwill and other long-lived assets  . . . . . . . . . . . . . . . . . .               --      166,373            --
      Valuation of acquired receivables   . . . . . . . . . . . . . . . . . . .               --       37,000            --
    Provision for litigation settlements  . . . . . . . . . . . . . . . . . . .           27,875           --        23,220
    Merger expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           --        28,500
    Restructuring costs, net  . . . . . . . . . . . . . . . . . . . . . . . . .               --        6,158        95,500
                                                                                       ---------   ----------    ----------
    Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .          176,440      426,787       274,915
                                                                                       ---------   ----------    ----------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (16,159)    (283,912)     (137,601)
Other income (expenses):
    Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,497        1,531         2,469
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (78,767)     (49,741)       (7,414)
    Equity in net income of unconsolidated joint ventures   . . . . . . . . . .              991        1,592           800
    Gain (loss) on sales of property and equipment  . . . . . . . . . . . . . .              668          (50)         (255)
    Other income (expense), net   . . . . . . . . . . . . . . . . . . . . . . .              456       (3,659)          320
                                                                                       ---------   ----------    ----------
Loss before income tax benefit and minority interests . . . . . . . . . . . . .          (91,314)    (334,239)     (141,681)
    Income tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,998)     (11,154)      (26,231)
    Minority interests in net income of consolidated joint ventures  . . . . . .           7,698       10,964        12,622
                                                                                       ---------   ----------    ----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (85,014)   $(334,049)   $ (128,072)
                                                                                       =========    =========    ==========

Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (2.05)   $   (8.39)   $    (3.32)
                                                                                       =========    =========    ==========
Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . .           41,546       39,802        38,633
                                                                                       =========    =========    ==========



          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)





                                                                                           Common
                                                         Common Stock       Additional     Stock
                                                      ------------------     Paid-in       to be
                                                       Shares     Amount     Capital       Issued
                                                      --------   -------    ---------    ----------
Balance, January 1, 1994                                37,793    $   38    $ 328,390    $
    Issuance of common stock and warrants, net           1,171         1       12,938            --
    Unrealized loss   . . . . . . . . . .                   --        --           --            --
    Proceeds from stock purchase note   .                   --        --           --            --
    Dividends   . . . . . . . . . . . . .                   --        --           --            --
    Net loss  . . . . . . . . . . . . . .                   --        --           --            --
                                                      --------    ------    ---------    ----------
Balance, December 31, 1994  . . . . . . .               38,964        39      341,328            --
    Issuance of common stock and warrants, net           1,405         1       29,548            --
    Elimination of unrealized loss  . . .                   --        --           --            --
    Net loss  . . . . . . . . . . . . . .                   --        --           --            --
                                                      --------    ------    ---------    ----------
Balance, December 31, 1995  . . . . . . .               40,369        40      370,876            --
    Issuance of common stock and warrants, net           2,035         2       19,865            --
    Shares reserved for litigation  . . .                   --        --           --        25,625
    Net loss  . . . . . . . . . . . . . .                   --        --           --            --
                                                      --------    ------    ---------    ----------
Balance, December 31, 1996  . . . . . . .               42,404    $   42    $ 390,741    $  25,625
                                                      ========    ======    =========    ==========

                                                                  Unrealized
                                                                   Loss on
                                                       Stock      Available-   Retained
                                                      Purchase     for-Sale     Earnings
                                                        Note      Securities   (Deficit)        Total
                                                      --------   -----------   ----------     ----------
Balance, January 1, 1994                              $   (860)    $     --     $ 111,304      $ 438,872
    Issuance of common stock and warrants, net              --           --            --         12,939
    Unrealized loss   . . . . . . . . . .                   --         (279)           --          (279)
    Proceeds from stock purchase note   .                  860           --            --            860
    Dividends   . . . . . . . . . . . . .                   --           --        (2,059)        (2,059)
    Net loss  . . . . . . . . . . . . . .                   --           --      (128,072)      (128,072)
                                                      --------     --------     ---------      ---------
Balance, December 31, 1994  . . . . . . .                   --         (279)      (18,827)       322,261
    Issuance of common stock and warrants, net              --           --            --         29,549
    Elimination of unrealized loss  . . .                   --          279            --            279
    Net loss  . . . . . . . . . . . . . .                   --           --      (334,049)      (334,049)
                                                      --------     --------     ---------      ---------
Balance, December 31, 1995  . . . . . . .                   --           --      (352,876)        18,040
    Issuance of common stock and warrants, net              --           --            --         19,867
    Shares reserved for litigation  . . .                   --           --            --         25,625
    Net loss  . . . . . . . . . . . . . .                   --           --       (85,014)       (85,014)
                                                      --------     --------     ---------      ---------
Balance, December 31, 1996  . . . . . . .             $     --     $     --     $(437,890)     $ (21,482)
                                                      ========     ========     =========      =========

         See accompanying notes to consolidated financial statements

                          CORAM HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      Years Ended December 31,
                                                                       -----------------------------------------------
                                                                            1996                1995          1994
                                                                       ---------------   ----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $       (85,014)   $      (334,049)  $ (128,072)
Adjustments  to reconcile  net  loss to  net  cash provided  (used) by operating activities:
    Provision for estimated uncollectible accounts  . . . . . . . . .           29,045             68,912       36,817
    Depreciation and amortization   . . . . . . . . . . . . . . . . .           64,487             47,322       22,871
    Gain on conversion of debt  . . . . . . . . . . . . . . . . . . .           (1,350)                --           --
    Charge for long-lived assets and acquired receivables:
      Goodwill and long-lived assets  . . . . . . . . . . . . . . . .               --            166,373           --
      Valuation of acquired receivables   . . . . . . . . . . . . . .               --             37,000           --
      Merger/restructuring benefit  . . . . . . . . . . . . . . . . .               --           (19,632)           --
    Merger/restructuring costs not requiring cash   . . . . . . . . .               --              6,600       50,100
    Litigation settlements not requiring cash   . . . . . . . . . . .           25,625              1,372        5,520
    Deferred income taxes, net  . . . . . . . . . . . . . . . . . . .               --             25,140      (26,943)
    Minority interest in net income of consolidated joint ventures,
         net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,946)             2,455         (978)
    (Gain) loss on sales of assets  . . . . . . . . . . . . . . . . .           (2,400)                50          255
    (Gain) loss on sales of investments, net  . . . . . . . . . . . .               --              3,483         (177)
    Equity in net income of unconsolidated joint ventures, net  . . .             (611)            (1,186)         562
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                919          675
    Changes in assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable  . . . . . . . . . .           14,029            (41,930)     (20,597)
      Decrease (increase) in prepaid expenses, inventories and other            20,702            (13,282)     (13,462)
       assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .
      Increase (decrease) in current and other liabilities  . . . . .              636             62,798       (3,112)
      (Decrease) increase in accrued merger and restructuring   . . .           (2,817)           (10,996)      37,787
      (Decrease) increase in reserve for litigation   . . . . . . . .              833            (18,132)      17,200
                                                                       --------------   ----------------  -----------
    Net cash provided (used) by operating activities  . . . . . . . .           60,219            (16,783)     (21,554)
                                                                       ---------------   ----------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of securities, net  . . . . . . . . . . . . . . . . . . . .               --             16,592       16,207
    Proceeds from sales of long-term assets   . . . . . . . . . . . .            3,875             16,839        2,150
    Purchases of property and equipment   . . . . . . . . . . . . . .           (6,850)            (7,329)      (8,950)
    Cash receipts on sale (payments for acquisitions) of businesses,
        net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,821           (241,420)     (61,450)
    Proceeds from long-term receivables   . . . . . . . . . . . . . .              902              1,229           --
    Capital contributions to unconsolidated joint ventures  . . . . .               --             (1,333)      (3,945)
                                                                       ---------------   ----------------  -----------
    Net cash provided (used) by investing activities  . . . . . . . .            2,748           (215,422)     (55,988)
                                                                       ---------------   ----------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock, net of repurchases and issuance costs  . .              553             10,387        9,612
    Borrowings on lines of credit   . . . . . . . . . . . . . . . . .               --             15,300      120,433
    Repayments of lines of credit   . . . . . . . . . . . . . . . . .               --           (123,420)     (49,500)
    Securities sold under agreements to repurchase  . . . . . . . . .               --             (7,430)       7,430
    Debt borrowings   . . . . . . . . . . . . . . . . . . . . . . . .               --            588,980        2,180
    Repayments of debt  . . . . . . . . . . . . . . . . . . . . . . .          (74,630)          (218,851)     (11,655)
    Cash paid for debt financing  . . . . . . . . . . . . . . . . . .             (250)           (19,614)      (3,259)
    Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . .               --                 --       (2,059)
                                                                       ---------------   ----------------  -----------

    Net cash provided (used) by financing activities  . . . . . . . .          (74,327)           245,352       73,182
                                                                       ---------------   ----------------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .          (11,360)            13,147       (4,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . .           26,735             13,588       17,948
                                                                       ---------------   ----------------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . .  $        15,375   $         26,735  $    13,588
                                                                       ===============   ================  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid (received) during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        17,719   $         17,357  $     9,596
                                                                       ===============   ================  ===========
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (24,682)  $        (30,221) $    16,692
                                                                       ===============   ================  ===========


                                  (Continued)

                          CORAM HEALTHCARE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)


                                                                                   Years Ended December 31,
                                                                       -----------------------------------------------
                                                                            1996               1995           1994
                                                                       ---------------   ----------------  -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
    Issuance of stock in connection with acquisitions   . . . . . . .  $           819   $          6,897  $     4,022
                                                                       ===============   ================  ===========
    Deferred interest  . . . . . . . . . . .  . . . . . . . . . . . .  $         4,968   $         13,892  $        --
                                                                       ===============   ================  ===========
    Issuance of notes in connection with acquisition of Caremark
      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            --   $        100,000  $        --
                                                                       ===============   ================  ===========
    Conversion of long-term debt to common stock  . . . . . . . . . .  $         5,267   $            382  $        --
                                                                       ===============   ================  ===========
    Note payable incurred for commitment fee on Senior Credit
      Facility  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            --   $          2,350  $        --
                                                                       ===============   ================  ===========
    Warrants issued in connection with debt financing   . . . . . . .  $        10,786   $          9,793  $        --
                                                                       ===============   ================  ===========
    Common stock issued for consulting services   . . . . . . . . . .  $            --   $          1,479  $        --
                                                                       ===============   ================  ===========
    Warrants issued to settle litigation  . . . . . . . . . . . . . .  $           365   $          2,520  $       500
                                                                       ===============   ================  ===========
    Common stock issued in settlement of litigation   . . . . . . . .  $         1,783   $             --  $        --
                                                                       ===============   ================  ===========
    Common stock issued in connection with employment agreements  . .  $           294   $             --  $        --
                                                                       ===============   ================  ===========
    Capital lease obligation incurred on equipment lease  . . . . . .  $           670   $             --  $        --
                                                                       ===============   ================  ===========


          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996




1.  BASIS OF PRESENTATION

    Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site (outside the hospital) infusion therapy and related services throughout the United States. Other services offered by the Company include the provision of lithotripsy, mail-order pharmacy, pharmacy benefit management and other non-intravenous infusion products and services.

    The operations of the Company commenced on July 8, 1994, as a result of a merger of T2 Medical, Inc. ("T2"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities") (the "Four-Way Merger"). Each of these companies is a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling of interests.

    The Company has made a number of acquisitions since commencing operations, the most significant of which was the acquisition of substantially all of the assets and the assumption of certain specified liabilities of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark Inc., a subsidiary of Caremark International, Inc. (collectively "Caremark") effective April 1, 1995. In addition, Coram acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. See Note 4 for further information.

    Recent Operations and Financial Condition. Most of the Company's revenue is derived from alternate site infusion therapy and is reimbursed by third-party payors such as private insurers, managed care organizations and governmental payors. The increasingly and highly competitive market combined with the efforts by third party payors to contain or reduce healthcare costs contributed to reduced reimbursement rates for services. These factors are likely to continue, at least in the near term, and may have an adverse effect on the Company's operations.

    During 1995, the Company incurred substantial indebtedness to acquire the Caremark Business. The Company experienced a substantial decline in revenue following the acquisition of the Caremark Business, and since 1994 the Company has experienced substantial losses. In October 1995, the Company concluded a major restructuring of the terms of its debt after completion of a formal business strategy. The business strategy is focused on stabilizing and increasing revenue, cost reductions leading to improved operating margins, quality control, and improved cash collections. On October 19, 1996, Coram, Integrated Health Services, Inc. ("IHS") and IHS Acquisition XIX, Inc., a wholly-owned subsidiary of IHS ("Merger Sub"), entered into a definitive Agreement and plan of merger (the "Agreement") (the "IHS Merger") of Merger
Sub with and into the Company. If the Merger is consummated, Coram will become a wholly-owned subsidiary of IHS. The Agreement was approved by the respective Boards of Directors of IHS and Coram on October 19, 1996. The IHS Merger was anticipated to close on or before March 31, 1997. However, a provision of the Agreement allows, under certain circumstances, for the Agreement to be extended until May 31, 1997. The Company believes that it will have adequate working capital to meet its cash requirements through May 31, 1997, when its Senior Credit Facility matures, and believes that adequate working capital and long-term financing will be available after that date should the IHS Merger not take place. However, the failure to consummate the Merger or achieve the objectives set forth in the business strategy could have a material adverse effect on the Company's financial position, results of operations and liquidity (see "Liquidity and Capital Resources" and Note 3). It is management's intention to seek modifications of existing debt agreements and restructure its financings if the IHS Merger is not consummated.

    Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. As of December 31, 1996, approximately 49% of cash is deposited with the lead bank under the Company's Senior Credit Facility (see Note 6) and an additional 19% is deposited with another financial institution. No other single institution represented greater than 10% of total cash equivalents. Amounts are generally in excess of the FDIC insurance limits but credit risk is mitigated as deposits are kept only with high credit

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


quality institutions. Accounts receivable are primarily from third party payors, including private insurers, managed care organizations and state and federal governmental payors such as Medicare and Medicaid, and are unsecured. Credit risk is mitigated by the large number of entities that comprise the third party payor base and credit evaluations of patients and third party payors.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation and Principles of Consolidation. The consolidated financial statements include the accounts of Coram, its subsidiaries and joint ventures and partnerships in which ownership is 50% or greater and considered to be under the control of the Company. All material intercompany accounts and transaction balances have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest less than 50%.

    Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans, governmental payors and contracted institutions. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between service revenue at established rates and amounts expected to be realized from third-party payors under contractual agreements. Management fees, which are collected from entities managed by the Company, are based principally on a percentage of the entities' revenue. Management fees were approximately $1.6 million, $7.6 million and $28.8 million in 1996, 1995 and 1994, respectively.

    Cash and Cash Equivalents. Cash equivalents include all highly liquid investments with an original maturity of three months or less. A portion of the Company's cash balance was limited as to its use including cash of partnerships that may only be used for partnership operations and cash collected on behalf of Caremark. The restricted balances approximated $3.9 million at December 31, 1996, and $25.3 million at December 31, 1995.

    Inventories. Inventories, consisting primarily of pharmaceuticals and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of one to 10 years for machinery and equipment, furniture, fixtures and vehicles, and 30 to 31.5 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the related assets.

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

    Within the home infusion business, the review is done separately for each of the markets in which the Company operates. Markets are currently the lowest level for which there are cash flows that are largely independent of the cash flows of other parts of the business. The Company performed the allocation of goodwill and other identifiable intangible assets at September 30, 1995. The Company was not able to allocate goodwill and other identifiable intangible assets to its branches or markets at the time such assets were acquired due to the numerous acquisitions and branch consolidations. Because the Company believes its goodwill is closely tied to the revenue generating capacity of each market, it allocated the goodwill to each market area at September 30, 1995 in proportion to the revenues of the market. The Company believed this was the most reasonable and objective basis available at that date. The allocation of goodwill was made using forecasted 1996 revenues. Other identifiable intangible assets were allocated in the same manner.

    Undiscounted cash flows was estimated for each market based on forecasted 1997 cash flows projected forward over the remaining life of the goodwill. The Company has not prepared budgets or forecasts for any periods beyond 1997, and has concluded that, in its current environment, the 1997 forecast is the best estimate based on reasonable and supportable assumptions and projections of expected cash flow over the goodwill amortization period. If potential impairment was indicated, the goodwill and other long-lived assets in that market area would be written down to estimated market value. Market value at December 31, 1996 was estimated based on a multiple of cash flows, which is a similar methodology to discounted cash flows.

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

    During 1995, the Company recorded an impairment loss of $166.4 million related to its home infusion business ($158.1 million related to goodwill and $8.3 million related to other long-lived assets). This was based on a review of each of the market areas in which the Company operates its home infusion business and separately for the lithotripsy business and each of the Company's other businesses. The Company has continued to review goodwill and other long-lived assets on this basis through December 31, 1996.

    The Company believes that its goodwill is defined by its relationships - substantially all of which are non-contractual - with physicians, medical groups, hospitals, case managers and managed care organizations and other referral sources to the Company in the marketplace.

    As of October 1, 1995, the Company reduced the remaining useful lives for goodwill to 25 years because of uncertainties in the Company's business environment and recent adverse operating results. Prior to that date, goodwill was amortized over useful lives ranging from

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

30 to 40 years. The change in estimated useful lives increased amortization expense by approximately $5.8 million and $1.3 million respectively during the years ended December 31, 1996 and 1995. The Company believes that the home health care market in which it operates provides significant long-term business opportunities over an indeterminate period. However, it also recognizes that competitive, legislative and technological changes could affect the value of the relationships that its recorded goodwill represents. The timing and extent of the effect, if any, of these uncertainties beyond that experienced by the Company to date cannot be determined at this time.

    Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing system-generated reports which track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past.

    The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes. In 1995, the Company recorded as part of its quarterly provision for estimated uncollectible accounts a charge of $20.0 million which management believes resulted principally from events that transpired as part of the consolidation of the various constituent companies' billing systems ultimately into one billing system for use at substantially all locations and to move its billing and collections functions from a centralized to a decentralized structure. Any disruptions in its procedures could adversely affect the ability of the Company to collect its accounts receivable. Any further disruptions in those procedures could adversely affect the ability of the Company to collect its accounts receivable.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

    Per Share Data. Per share data has been computed by dividing net loss by the weighted average number of common shares outstanding during the years. The computation does not give effect to common stock equivalents (including options and warrants) or common shares to be issued as their effect would be anti-dilutive. Fully diluted per share calculations are not presented in the financial statements because the assumed conversions of convertible debt and any additional incremental shares would be either anti-dilutive or cause de minimis dilution.

3.  MERGER WITH IHS

    On October 19, 1996, the Company, Integrated Health Services, Inc. ("IHS") and IHS Acquisition XIX, Inc., ("Merger Sub"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of Merger Sub with and into the Company. If the Merger is consummated, the Company will become a wholly-owned subsidiary of IHS. Preliminary proxy materials relating to the solicitation of the approval of the Merger by Coram's and IHS' stockholders have been filed with the Securities and Exchange Commission and are under review and subject to comment thereto. As of December 31, 1996 the Company had capitalized $3.4 million of costs related to the IHS Merger.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Under the terms of the Merger Agreement, the issued and outstanding shares (the "Coram Shares") of common stock, par value $.001 per share, of Coram will be canceled upon consummation of the Merger, and each Coram Share will be converted into the right to receive and become exchangeable for .2111 shares of common stock, par value $.001 per share, of IHS ("IHS Common Stock"). The market value of shares of IHS Common Stock to be issued upon consummation of the Merger in respect of each Coram Share was approximately $5.44 based on the closing price of IHS Common Stock as reported by the New York Stock Exchange on October 18, 1996, the last business day prior to the signing of the Agreement. Unexercised options to purchase Coram Common Stock will be converted at the closing of the Merger into options to purchase IHS Common Stock.

    The Merger is intended to qualify as a tax-free reorganization, as permitted by the Internal Revenue Code, and is conditioned upon receipt of opinions from the constituent Company's attorneys that the Merger will so qualify. It is a condition to the consummation of the Merger that IHS and Coram each receive a letter at closing from each of KPMG Peat Marwick LLP and Ernst & Young LLP, IHS' and Coram's independent auditors, respectively, to the effect they concur with the conclusion of management of IHS and Coram that the Merger will qualify for pooling-of-interests accounting treatment under Accounting Principles Board No. 16 if closed in accordance with the Merger Agreement. Consummation of the Merger, which is expected to occur in the second quarter of 1997, is also conditioned upon, among other things, approval by each constituent company's stockholders, receipt of required regulatory approvals, consents of their senior bank lenders, other consents and other customary conditions. There can be no assurance that the Merger will be consummated within such time frame or at all.

    IHS has agreed to pay upon consummation of the Merger approximately $172.3 million (plus interest accruing thereon from January 1, 1997 at the rate of 11% per annum) in cash, and issue 11% Senior Subordinated Notes having a ten-year term (or an equivalent amount in a combination of cash and such notes) to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), in exchange for the Rollover Note and warrants to purchase shares of Coram Common Stock. At December 31, 1996, the outstanding balance on the Rollover Note was approximately $189.0 million including fees and accrued interest (see Note 6).

    Coram was previously informed by IHS that in connection with the Merger, IHS intends to finalize an agreement, conditioned upon consummation of the Merger, with parties adverse to Coram for the settlement of the litigation between Coram and certain of its subsidiaries, on the one hand, and Caremark and certain parties related thereto, on the other hand. Coram was previously advised that pursuant to such settlement, upon consummation of the Merger, IHS will cause the Company to issue to MedPartners, Inc. (parent company of Caremark), in exchange for Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes") previously issued by Coram to Caremark, a 2-year promissory note in the principal amount of $52.7 million plus interest accrued on the Junior Subordinated PIK Notes from September 30, 1996 through closing of the Merger. The Junior Subordinated PIK Notes were issued in the principal amount of approximately $100 million in connection with Coram's acquisition of the Caremark Business. As of December 31, 1996, the aggregate outstanding balance on the Junior Subordinated PIK Notes was approximately $115.3 million (see Note 6).

    On March 30, 1997, Coram, IHS and Merger Sub executed an amendment (the "Amendment") to the Plan of Merger (the "Merger Agreement") dated October 19, 1996. The Amendment will become effective at 5:00 p.m. E.S.T. on Friday, April 4, 1997 (the "Amendment Date") unless terminated by prior notice from either party. The Amendment when effective revises the Exchange Ratio set forth in
Section 2.1(c) of the Merger Agreement to .15 share of IHS common stock for each share of Coram common stock and deletes Section 3.10(a) (the representation and warranty relating to material adverse change).

    The date set forth in Section 8.1(b)(iii) on which the merger becomes terminable will become May 31, 1997 unless extended by either party for 60 days. The termination fee set forth in Section 8.6(c) payable by IHS to Coram will be revised to $25,000,000 (including the expenses of Coram) and shall be paid to Coram if the Merger is not consummated except (i) as a result of the willful breach by Coram of its obligations under the Plan of Merger with the concurrence of its senior executive officers that has a material adverse effect on Coram if such breach is not cured within fourteen days after IHS provides written notice of such breach to Coram, (ii) if the Merger is not approved by the stockholders of IHS, (iii) if there shall have occurred an act of God or governmental investigation that causes a dramatic change that is readily and objectively recognizable as being greater than a material adverse change, or litigation brought against Coram, excluding any stockholder, class action or derivative litigation arising out of or relating to this transaction, where the reasonably probable uninsured loss by Coram would exceed $22.5 million; or (iv) certain other limited circumstances.

    Preliminary proxy materials relating to the solicitation of the approval of the merger by Coram's and IHS' stockholders have been filed with the Securities and Exchange Commission, are under review and are subject to additional comments by the Commission. Of course, no assurance can be given that the Merger will be consummated.

4.  ACQUISITIONS AND RESTRUCTURING

    Acquisition of Caremark Business. Effective April 1, 1995, the Company acquired the Caremark Business for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated PIK Notes. The Company assumed only certain specified liabilities of the Caremark Business, which expressly excluded any liabilities associated with the government investigation of Caremark, which was settled by Caremark in June 1995. The transaction was accounted for as a purchase.

    The Company commenced a comprehensive examination of its Caremark Business and operations following the second quarter of 1995, which revealed that the Caremark Business was significantly weaker than indicated by its 1994 financial statements. The revenue of the acquired Caremark Business had declined significantly in the second quarter of 1995 from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. The severity and persistence of the underperformance of the Caremark Business and the negative impact of the June 1995 guilty plea by Caremark to criminal felony charges on the Company's referral sources and employee morale, neither of which were expected at the time of the acquisition, became evident in the third quarter of 1995. The Company expected the combined business to grow and expected to realize substantial cost savings, principally through elimination of geographically

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


duplicative branches and consolidation of corporate functions. However, for the year ended December 31, 1995, revenue was almost one-third lower than the pro forma combined 1994 revenue of $924 million. The anticipated cost savings have been offset by that revenue decline, and the Company has incurred substantial losses since the acquisition of the Caremark Business. During 1995, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations when it concluded that certain receivables for services rendered prior to April 1, 1995 were uncollectible and its sole source of recovery was its lawsuit against Caremark. The Company filed its initial complaint against Caremark on September 11, 1995. See Note 10. The following unaudited pro forma information is provided for comparative purposes only. It presents a combination of the Company's reported results and information furnished by Caremark for the Caremark Business prior to its acquisition by the Company as if the acquisition of the Caremark Business, including Caremark's purchase of the assets and assumption of certain liabilities of Critical Care of America ("CCA") effective March 1, 1994, had occurred January 1, 1994. The data used for the Caremark Business in such pro forma financial information for periods prior to its acquisition by the Company was furnished by Caremark.

                                                   YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                    1995             1994
                                                 ----------       ----------
Net Revenue                                      $  698,685       $  923,500
                                                 ==========       ==========
Net Loss  . . . . . . . . . . . . . .            $(344,207)       $(179,809)
                                                 ==========       ==========
Net Loss Per Share  . . . . . . . . .            $   (8.65)       $   (4.65)
                                                 ==========       ==========

    Other Acquisitions. The acquisition activity during the year ended December 31, 1996 was limited to the completion of the purchase of certain minority interests in two lithotripsy joint ventures for approximately $4.7 million in cash. During 1995 and 1994, the Company made several acquisitions, consisting primarily of certain physician owned entities totaling $25.0 million and $22.8 million, respectively. These acquisitions were accounted for as purchases. Individually and in the aggregate, the results of operations of these businesses for periods prior to their acquisition were not material to the Company's consolidated results of operations.

    Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is based on the financial performance levels of the acquired companies. The Company may be required to pay under such contingent obligations approximately $3.9 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $2.1 million of these contingent obligations, subject to increase, may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the years ended December 31, 1996 and 1995 were $3.7 million and $0.7 million, respectively.

    Merger and Restructuring. During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. As a result of the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $95.5 million in estimated restructure costs. During May 1995, the Company initiated a second restructuring plan (the "Caremark Business Consolidation Plan") and charged $25.8 million to operations as a restructuring cost. Certain additional restructuring costs totaling approximately $11.4 million were accounted for as adjustments to the purchase price of the Caremark Business.

    For both the Coram and the Caremark Business Consolidation Plans, personnel reduction costs include severance payments, fringe benefits and taxes related to employees to be terminated, costs of terminating executives and buying out employment and consulting contracts, and incremental professional fees to develop and implement the plans. Facility reduction costs consist of the cost of fulfilling or buying out existing lease commitments on

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

branch facilities and corporate offices that will be closed as part of the restructuring, reduced by any sublease income. They also include related costs for equipment leases and facility closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. They also include inventory that has no future value because of the restructuring. For the Coram Consolidation Plan, merger costs consist of executive severance payments directly related to the Four-Way Merger based on the relevant employment agreements, investment banking fees, consulting, legal and accounting fees and other costs incurred as a direct result of the merger. Discontinuance costs are principally non-cash and consist of the estimated loss on the disposal of non-core businesses.

    Net revenue of the Company includes revenue from non-core businesses that were discontinued or disposed of as part of the Coram Consolidation Plan approximating $4.9 million, $52.1 million, and $47.7 million during the years ended December 31, 1996, 1995 and 1994, respectively. Operating results from businesses discontinued or disposed of were not material.

    During 1995, the Company had substantially completed the consolidation process contemplated by both the Coram and Caremark Business Consolidation Plans, including the closure of approximately 220 branch facilities, the downsizing of 40 branch facilities, the consolidation of corporate functions previously conducted in five corporate offices, and the reduction of 1,670 full-time equivalent field service and corporate personnel.

    As a result of evaluating the estimated cost to complete in relation to the accruals, the Company recognized the following benefits in 1995 (in thousands):

                                                                            CAREMARK BUSINESS
                                                 CORAM CONSOLIDATION         CONSOLIDATION
                                                        PLAN                      PLAN                  TOTAL
                                                 -------------------       -------------------   -------------------
Personnel Reduction Costs . . . . . . .               $ (5,600)                 $ (6,700)             $ (12,300)
Facility reduction Costs  . . . . . . .                  1,100                    (2,500)                (1,400)
Discontinuance Costs  . . . . . . . . .                 (4,500)                       --                 (4,500)
                                                 -------------------       -------------------   -------------------
Total Restructuring Costs . . . . . . .               $ (9,000)                 $ (9,200)             $ (18,200)
                                                 ===================       ===================   ===================

    The Company recognized net charges of $6.2 million (including the above benefit and a $1.4 million gain on the disposition of a non-core business) and $124.0 million for merger and restructuring costs in the years ended December 31, 1995 and 1994, respectively. No amounts were recorded during the year ended December 31, 1996, however, the Company may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reduction costs as they are resolved.

    Under the two plans, the Company has made total asset payments and total asset disposals through December 31, 1996 as follows (in thousands):

                                                    Charges through December 31, 1996       Balance at December 31, 1996
                                                    ------------------------------------     ---------------------------
                                                        Cash         Non-Cash                 Future Cash      Total
                                                    Expenditures     Charges       Total      Expenditures    Charges
                                                    ------------     -------       -----      ------------    -------
Coram Consolidation Plan:
    Merger Costs  . . . . . . . . . . . . . .          $ 26,500      $    600     $ 27,100      $  1,400     $ 28,500
                                                        =======       =======      =======       =======      =======

    Personnel Reduction Costs   . . . . . . .          $ 19,900      $    600     $ 20,500      $    700     $ 21,200
    Facility Reduction Costs  . . . . . . . .            10,700        21,500       32,200         1,400       33,600
    Discontinuance Costs  . . . . . . . . . .             1,500        29,400       30,900           800       31,700
                                                       --------      --------     --------      --------     --------
    Total Restructuring Costs   . . . . . . .          $ 32,100      $ 51,500     $ 83,600      $  2,900     $ 86,500
                                                        =======       =======      =======       =======      =======
Caremark Business Consolidation Plan:
    Personnel Reduction Costs   . . . . . . .          $ 11,300      $      0     $ 11,300      $      0     $ 11,300
    Facility Reduction Costs  . . . . . . . .             6,800         3,900       10,700         6,000       16,700
                                                       --------      --------     --------      --------     --------
    Total Restructuring Costs   . . . . . . .          $ 18,100      $  3,900     $ 22,000      $  6,000     $ 28,000
                                                        =======       =======      =======       =======      =======

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The balance in the "Accrued Merger and Restructuring" liability at December 31, 1996 consists of future cash expenditures of $10.3 million referenced above and $3.2 million of other accruals. The Company estimates that a substantial portion of the remaining cash expenditures under the Coram and Caremark Business Consolidation Plans relate to severance and lease costs and are expected to be paid in the following periods: 54%, 20% and 1% in the years ended 1997, 1998 and 1999 and 25% thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of December 31, 1996 to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

5.  PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows (in thousands):

                                                                                                 December 31,
                                                                                            1996             1995
                                                                                          --------        ---------
Land and buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   791          $ 4,113
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,782            3,791
Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           55,541           51,528
Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,758            8,189
Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,722            3,742
                                                                                          --------         --------
                                                                                            71,594           71,363
Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . .          (54,596)         (42,087)
                                                                                          --------         --------
                                                                                           $16,998          $29,276
                                                                                          ========         ========

The above includes immaterial amounts of equipment under capital leases.

6.  LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                                                December 31,
                                                                                         ------------------------
                                                                                            1996           1995
                                                                                         ---------      ---------
Senior Credit Facility  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 157,700      $ 227,200
Bridge Note and Rollover Note including accrued interest  . . . . . . . . . . .            189,013        159,767
Junior Subordinated Pay-In-Kind (PIK) notes:
  Junior convertible subordinated PIK note, due October 1, 2005, plus interest payable semiannually at 7%, convertible into common stock at
    the conversion rate of $27  . . . . . . . . . . . . . . . . . . . . . . . .             84,609         77,625
  Junior non-convertible subordinated PIK note, due October 1, 2005,
    plus interest payable semiannually at 12%   . . . . . . . . . . . . . . . .             30,669         26,500
Subordinated convertible debentures, due June 30, 1996, plus interest payable semiannually at 9%, converted into common stock at the
  conversion rate of $5.18    . . . . . . . . . . . . . . . . . . . . . . . . .                 --          6,618
Other obligations, including capital leases, at interest rates ranging
  from 6% to 16%, collateralized by certain property and equipment  . . . . . .              2,683          8,698
                                                                                         ---------      ---------
                                                                                         $ 464,674       $506,408
Less current scheduled maturities . . . . . . . . . . . . . . . . . . . . . . .           (198,033)       (67,099)
                                                                                         ---------      ---------
                                                                                         $ 266,641       $439,309
                                                                                         =========       ========

    The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of amounts outstanding under a prior credit facility, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under a Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) as Agent (the "Senior Credit Facility") and (ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). On October 13, 1995, the Company and its lenders

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, as outlined below, provided a new $25.0 million credit line (the "Overline"), terminated the unused portion of the existing revolving debt commitments of approximately $64.2 million and redefined certain financial covenants. In return, the lenders received warrants to purchase 2.6 million shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the immediate parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. The Company is currently precluded from declaring or paying dividends on its capital stock. The lender had previously been granted the right to receive certain warrants on an accelerated basis (see below), and the right to appoint one director to the Company's Board of Directors, which occurred in November 1995.

    On March 14, 1997, the Company entered into a Ninth Amendment to the Credit Agreement which extended the maturity date of the Senior Credit Facility from March 31, 1997 to May 31, 1997. At December 31, 1996, under the amended terms of the Senior Credit Facility, the Company had $157.7 million outstanding with a final maturity date of May 31, 1997. The $25 million Overline expired with no borrowing outstanding thereunder on December 31, 1996. Interest is based on margins over certain domestic and foreign indices and was 8.19% on December 31, 1996. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net proceeds from sales of assets, other than those sold in the ordinary course of business, and any excess cash balances, as defined, must be applied to prepayment of the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The principal covenants relate to maintenance of minimum revenue, minimum cash receipts, maximum cash disbursements and minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 1996, the Company was in compliance with all of these covenants. Failure of the Company to consummate the Merger may require the Company to pursue other strategic alternatives, which may include additional equity or debt financing or sales of other non-core assets, including its lithotripsy businesses, to meet scheduled maturities of principal and interest commencing May 31, 1997, or extend the maturities of such obligations (See Note 1).

    The warrants issued to the Company's lenders under the Senior Credit Facility were valued at $8.0 million, their fair value at date of issuance, and are being accounted for as interest expense over the remaining term of the Senior Credit Facility. The Company charged $5.2 million and $1.2 million to expense during the years ended December 31, 1996 and 1995, respectively, related to these warrants.

    The Bridge Note was issued on April 6, 1995 to DLJ, as an unsecured obligation of the Company in the principal amount of $150.0 million. The Bridge Note was not repaid in full on its April 6, 1996 due date, and a Rollover Note (the "Rollover Note") which matures on October 6, 2000 was issued for the outstanding principal on the Bridge Note. The interest rate on the Rollover
Note is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21.0% per annum. The rate as of December 31, 1996 was approximately 13.75%. Payment of interest on the Bridge and Rollover Notes and the duration fee which had been due quarterly have been deferred to the earlier of the completion of the IHS Merger or March 31, 1998. During the year ended December 31, 1996, an additional $29.2 million was accrued on the Bridge Note to DLJ for a total unsecured obligation in the amount of $189.0 million (including a funding fee of approximately $5.0 million due upon issuance of the Rollover Note which has also been deferred). The agreement pursuant to which the Bridge Note and Rollover Note were issued contains customary covenants and events of default. At December 31, 1996, the Company was in compliance with all of these covenants.

    As long as the Rollover Note is outstanding, DLJ has the right to receive warrants to purchase up to 20% of the outstanding shares of Common stock of the Company on a fully diluted basis, at a nominal exercise price in accordance with the following table. The schedule, as follows, was accelerated to commence December 30, 1995 and will continue on that basis until such time as all deferred interest and duration fees (together with all interest due thereon) have been paid in full, at which time it will revert back to the original schedule with no return of issued warrants.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

0-89 days (Issued December 30, 1995)  . . . . . . . . . . . . . . . . . .           0.50%
90-179 days (Issued March 29, 1996) . . . . . . . . . . . . . . . . . . .           1.00%
180-269 days (Issued June 27, 1996) . . . . . . . . . . . . . . . . . . .           1.00%
270-359 days (Issued September 25, 1996)  . . . . . . . . . . . . . . . .           1.50%
360-449 days (Issued December 24, 1996) . . . . . . . . . . . . . . . . .           2.00%
450-539 days (Issued March 24, 1997)  . . . . . . . . . . . . . . . . . .           2.50%
540-629 days  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2.50%
630-719 days  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3.00%
720-809 days  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3.00%
810 days and thereafter . . . . . . . . . . . . . . . . . . . . . . . . .           3.00%
                                                                                   -----
                                                                                   20.00%
                                                                                   =====

    Warrants issued to DLJ are accounted for as interest expense and additional paid-in capital. Through March 24, 1997, warrants on approximately 3.6 million shares of the Company's Common Stock have been reserved in escrow with a value of $15.9 million. The value was determined as of the date the shares were issued. The Company recorded interest expense of $7.3 million related to these warrants during the year ended December 31, 1996.

    The Junior Subordinated PIK Notes were issued to Caremark in connection with the acquisition of the Caremark Business. See Note 4. Through April 6, 1997, interest on the Junior Subordinated PIK Notes is payable in Junior Subordinated PIK Notes of the same type. Thereafter, interest will be payable in cash unless such payment is precluded by subordination provisions of indebtedness senior to the Junior Subordinated PIK notes, in which case interest is payable in Junior Subordinated PIK Notes of the same type. No principal or interest payments may be made if there is a default, or an event of default, on indebtedness senior to the Junior Subordinated PIK Notes (the Senior Credit Facility and Rollover Note). In the event that there is a change in control of the Company, the holder of the Junior Subordinated PIK Notes may require the Company to repurchase such notes at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

    The Junior Convertible Subordinated PIK Note may not be prepaid or redeemed prior to April 6, 1998 without the written consent of the holder thereof. Thereafter, the Junior Convertible Subordinated PIK Note is, at the option of the Company, redeemable, in whole or in part, subject to normal redemption terms and conditions. The Junior Convertible Subordinated PIK Note is convertible, at the holder's option, in whole or in part. The conversion price of the Junior Convertible Subordinated PIK Note is $27 per share, subject to adjustment.

    The Junior Non-Convertible Subordinated PIK Note may be prepaid or redeemed, in whole or in part, at any time at the Company's option, without penalty or premium, and subject to restrictions on optional redemption contained in the Senior Credit Facility.

    At December 31, 1996, the Company was obligated to make principal payments on long-term debt outstanding as follows (in thousands):

                Year Ending December 31,
                ------------------------
                         1997  . . . . . . . . . . . . .              $198,033
                         1998  . . . . . . . . . . . . .                   995
                         1999  . . . . . . . . . . . . .                   278
                         2000  . . . . . . . . . . . . .               150,060
                         2001  . . . . . . . . . . . . .                    30
                         Thereafter  . . . . . . . . . .               115,278
                                                                     ---------
                                                                      $464,674
                                                                     =========

    On June 30, 1996, the Company entered into an Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion (the "Amendments") with each of the holders of its outstanding 9% Subordinated Convertible Debentures due June 30, 1996 (the "Subordinated Convertible Debentures"). On the date of the Amendments, Subordinated Convertible Debentures in an aggregate principal amount of $6.6 million remained outstanding. Pursuant to the Amendments, the holders of the Subordinated Convertible Debentures agreed to waive their right to receive cash upon maturity of the debentures and to exercise their right to convert the Subordinated Convertible Debentures into shares of the Company's Common Stock in exchange for the Company's

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreement to amend the conversion rate under the debentures so that the number of shares of Common Stock issuable upon conversion is equal to the number determined by dividing the principal amount to be converted by $5.18. Previously, the number of shares issuable upon conversion was determined by dividing the principal amount to be converted by $16.36. Accordingly, the outstanding Subordinated Convertible Debentures were converted into an aggregate of 1.3 million shares of the Company's Common Stock on June 30, 1996. The Company recorded a gain of $1.4 million related to the debt restructuring.

7.  INCOME TAXES

    The components of the consolidated income tax benefit were as follows (in thousands):

                                                                                 Years Ended December 31,
                                                                     1996                 1995               1994
                                                                --------------       ---------------    ---------------
Current:
    Federal   . . . . . . . . . . . . . . . . . . . . . .          $ (14,000)             $(36,293)         $      237
    State   . . . . . . . . . . . . . . . . . . . . . . .                   2                    --                 68
                                                                -------------         -------------        -----------
    Total Current   . . . . . . . . . . . . . . . . . . .            (13,998)              (36,293)                305
                                                                -------------         -------------        -----------
Deferred:
    Federal   . . . . . . . . . . . . . . . . . . . . . .                  --                16,745           (17,676)
    State   . . . . . . . . . . . . . . . . . . . . . . .                  --                 8,394            (8,860)
                                                                -------------         -------------        -----------
    Total Deferred  . . . . . . . . . . . . . . . . . . .                  --                25,139           (26,536)
                                                                -------------         -------------        -----------
    Income tax benefit  . . . . . . . . . . . . . . . . .          $ (13,998)             $(11,154)          $(26,231)
                                                                =============         =============        ===========

    The following table reconciles the federal statutory rate to the effective income tax benefit rate:

                                                                        Years Ended December 31,
                                                                 ------------------------------------
                                                                   1996          1995         1994
                                                                 ---------    ---------     ---------
Federal statutory rate  . . . . . . . . . . . . . . . . . .       (35.0)%      (35.0)%       (35.0)%
Valuation allowance . . . . . . . . . . . . . . . . . . . .        17.9         31.9          15.9

State income taxes, net of federal income tax benefit . . .         --           --           (5.4)

Non-deductible merger costs . . . . . . . . . . . . . . . .         --           --            3.2

Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .         2.7           .5           1.1

Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          .3          (.6)          3.1
                                                                  ------        -----        ------
Effective income tax benefit rate . . . . . . . . . . . . .       (14.1)%       (3.2)%       (17.1)%
                                                                  ======        =====        ======

    The temporary differences, tax effected, which give rise to the Company's net deferred tax asset (liability) were as follows (in thousands):

                                                                                               December 31,
                                                                                        --------------------------
                                                                                           1996            1995
                                                                                        ---------        ---------
Deferred tax assets:
    Goodwill, net of amortization   . . . . . . . . . . . . . . . . . . . . . .          $52,175          $56,565
    Restructuring costs   . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,344           20,815
    Net operating loss carryforwards  . . . . . . . . . . . . . . . . . . . . .           74,933           48,459
    Accrued litigation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,343            1,767
    Litigation settlement costs   . . . . . . . . . . . . . . . . . . . . . . .           10,518                -
    Allowance for doubtful accounts   . . . . . . . . . . . . . . . . . . . . .           10,822           37,062
    Accrued vacation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              967              487
    Other accruals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,358            2,602
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,032              835
                                                                                       ---------        ---------
    Total gross deferred tax asset  . . . . . . . . . . . . . . . . . . . . . .          163,492          168,592
    Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . . .        (157,515)        (158,164)
                                                                                       ---------        ---------
    Total deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . .            5,977           10,428
Deferred tax liabilities:
    Fixed asset depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .          (3,988)              --
    Sales taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (8,997)
    Amortization of intangibles   . . . . . . . . . . . . . . . . . . . . . . .            (664)            (183)
    Partnerships  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (213)            (230)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,112)          (1,018)
                                                                                       ---------        ---------
    Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . .          (5,977)         (10,428)
                                                                                       ---------        ---------
Net deferred tax asset (liability)  . . . . . . . . . . . . . . . . . . . . . .        $     --         $     --
                                                                                       =========        =========

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The income tax benefits recognized in 1996 and 1995 have been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax benefit rates from those years differ substantially from the expected combined federal and state income tax benefit rates calculated using applicable statutory rates.

    Deferred tax assets have been limited to amounts expected to be recovered through (a) carryback of taxable losses and resulting recovery of income taxes previously paid by predecessor entities and (b) offset against deferred tax liabilities that would otherwise become payable in the carryforward period. The Company believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time that they should be offset by a valuation allowance.

    As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $158.0 million which are available to offset future federal taxable income, expiring in varying amounts in the years 2002 through 2010. This includes approximately $43.4 million generated prior to the Four-Way Merger and subject to separate return limitations of a predecessor company as well as an annual usage limitation of approximately $4.5 million.

    During the year ended December 31, 1996, the Company received a $24.7 million refund related to the carryback of tax losses for its tax years ended September 30, 1995 and 1996.

8.  RELATED PARTY TRANSACTIONS

    Prior to the Four-Way Merger, the Merged Entities entered into agreements with individuals and/or companies considered to be related parties. The majority of these individuals and/or companies are no longer related parties as these individuals are no longer Company employees, officers and/or directors. The following summarizes the significant related party transactions:

    At December 31, 1996 and 1995, the Company had an outstanding loan to a certain member of management approximating $0.7 million. The loan is collateralized by the individual's primary residence and has an interest rate of 8%. The principal amount of the loan and all interest accumulated was due December 16, 1996. The Company expects a substantial payment from the employee in the second quarter of 1997. The balance is expected to be repaid in 1997 and will be evidenced by a new note.

    During 1996, the Coram Board approved a $3.0 million bonus to Donald J. Amaral, President and Chief Executive Officer, for his success in the financial turnaround of Coram, payable upon the refinancing or restructuring of Coram's debt obligations to DLJ (which the Coram Board believed would constitute recognition of such turnaround). Accordingly, such bonus will become payable to Mr. Amaral upon consummation of the Merger as a result of IHS' having agreed with DLJ to refinance such debt. If the Merger is not consummated, such bonus will nevertheless be paid to Mr. Amaral upon any other refinancing or restructuring of the Rollover Note.

    Certain executive officers and consultants to the Merged Entities had employment, severance or consulting agreements that entitled such executive officers or consultants to certain termination, severance and consulting payments upon consummation of the Four-Way Merger or upon termination of employment following the Four-Way Merger. In conjunction with the Coram Consolidation Plan (see Note 4), the Company accrued $18.8 million for the termination of the existing employment, consulting and/or severance agreements with these individuals. This accrual is included as a component of the Coram Consolidation Plan.

    A director of the Company is associated with a law firm that rendered various legal services to the Company. The legal fees to the firm approximated $1.7 million, $2.4 million, and $1.4 million during the years ended December 31, 1996, 1995 and 1994, respectively.

    A director of the Company also serves on the Board of Directors of Sabratek Corporation. On February 26, 1997 the Company agreed to purchase up to $13.0 million of multi-therapy infusion pumps and related proprietary telemedicine technology over the next six to nine months from Sabratek Corporation.

9.  STOCKHOLDERS' EQUITY

    At December 31, 1996, the Company was authorized to issue 10 million shares of preferred stock, $.001 par value, which may be issued at the discretion of the Company's Board of Directors without further stockholder approval. The Board can also determine the preferences, rights, privileges and restrictions of any series of preferred stock. At December 31, 1996, there were no shares of preferred stock issued and outstanding.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Stock Option Plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options as permitted under FASB Statement No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation."

    In connection with the Four-Way Merger, the Company assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the Company's Board of Directors. In addition, the Company implemented the 1994 Stock Option Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan"). During the fourth quarter of 1996, the Company's Board of Directors approved the suspension of the Purchase Plan at least through the remainder of 1996.

    The 1994 Plan contains three separate incentive programs which provide for the granting of stock options to certain officers, key employees, consultants and non-employee members of the Company's Board of Directors. Coram's 1994 Plan has authorized the grant of options for up to 7.6 million shares of the Company's common stock. Options granted under the 1994 Plan may constitute either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options may be granted at exercise prices ranging from 85% to 100% of the fair market value of the Company's stock at the date of grant. All options granted expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. The 1994 Plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom awards will be made and the incentive program to be utilized.

    The Company had an option agreement outside the 1994 Plan, with a firm performing consulting services to the Company for the purchase of 0.6 million shares of the Company's common stock granted as of November 2, 1994 at an exercise price of $15.63 and expiring in November 1999. This option was to vest over a 3 year period, commencing in November 1994. These options were accounted for under APB 25 using the fair value method of measurement at the date of grant. In September 1995, those options were canceled and 0.2 million shares of the Company's common stock were issued to that firm. The cancellation of the options and the issuance of the Company's stock were accounted for as consulting expenses in the amount of approximately $1.5 million in the year ended December 31, 1995.

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates ranging from 5.26% to 6.54% and 5.50% to 7.39%; a dividend yield of 0% for both years; volatility factors of the expected market price of the Company's common stock of 62% for both years; and an expected life of the option of one year past vesting.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in the pro forma years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                             1996          1995
                                                                             ----          ----
             Pro forma loss  . . . . . . . . . . . . . . . . . . . .      $(90,180)    $(337,035)
             Pro forma loss per share. . . . . . . . . . . . . . . .         (2.17)        (8.47)

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                          1996                              1995                          1994
                           ---------------------------------   ------------------------------  ------------------------
                                               WEIGHTED-                         WEIGHTED-                     WEIGHTED-
                                                AVERAGE                           AVERAGE                       AVERAGE
                                               EXERCISE                          EXERCISE                      EXERCISE
                            OPTIONS(000)         PRICE          OPTIONS(000)       PRICE       OPTIONS(000)     PRICE
                           -------------       ---------        ------------     --------      ------------    --------
OUTSTANDING-BEGINNING
    OF YEAR   . . . . . .          7,145          $8.48                7,119       $16.62             3,820     $26.72
    GRANTED:
    PRICE EQUAL TO FAIR
     VALUE  . . . . . . .          1,348           4.93                3,962         9.02             4,830      12.48
    PRICE GREATER THAN
     FAIR VALUE . . . . .             --             --                3,681         4.27               150      16.12
    PRICE LESS THAN FAIR
     VALUE  . . . . . . .             --             --                  300         2.98               100      14.25
    EXERCISED . . . . . .           (12)           4.53                 (791)       11.58              (867)     10.19
    FORFEITED . . . . . .        (1,870)          16.81               (7,126)       14.39              (914)     23.88
                                 -------                             -------                          -----
OUTSTANDING-END OF YEAR .          6,611           5.41                7,145         8.48             7,119      16.62
                                 =======                             =======                          =====

EXERCISABLE AT END OF YEAR         2,264                               1,570                          1,732

WEIGHTED-AVERAGE FAIR
VALUE OF OPTIONS GRANTED
DURING THE YEAR:
    PRICE EQUAL TO FAIR
     VALUE  . . . . . . .          $2.39                               $4.43                         $   --
    PRICE GREATER THAN
     FAIR VALUE . . . . .             --                                1.17                             --
    PRICE LESS THAN FAIR
     VALUE  . . . . . . .             --                                1.16                             --

    Exercise prices for options outstanding and the weighted-average remaining contractual life of those options at December 31, 1996 is as follows:


                               OPTIONS OUTSTANDING                                                  OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------        ------------------------------
                                                        WEIGHTED-AVERAGE       WEIGHTED-                            WEIGHTED-
                                        NUMBER             REMAINING            AVERAGE             NUMBER           AVERAGE
    RANGE OF EXERCISE                 OUTSTANDING         CONTRACTUAL          EXERCISE           EXERCISABLE       EXERCISE
         PRICES                          (000)                LIFE               PRICE               (000)            PRICE
-----------------------------       --------------      ----------------       ---------        --------------      ----------
  $1.44 - $3.09                           301                8.67                $2.98                 301            $2.98
  $3.45 - $3.45                         2,200                8.78                 3.45                 733             3.45
  $3.50 - $4.00                           226                9.47                 3.80                  27             3.50
  $4.25 - $4.25                         1,392                8.99                 4.25                 363             4.25
  $4.38 - $5.00                           309                9.15                 4.71                  76             4.64
  $5.13 - $5.13                           966                9.24                 5.13                   0             0.00
  $5.50 - $5.50                           951                7.89                 5.50                 498             5.50
 $7.21 - $51.19                           258                2.41                32.11                 258            32.11
$61.11 - $61.11                             5                0.92                61.11                   5            61.11
$92.26 - $92.26                             3                1.12                92.26                   3            92.26
                                    --------------                                               --------------
 $1.44 - $92.26                         6,611                8.54                 5.41               2,264             7.52
                                    ==============                                               ==============

         On December 28, 1995, the Company's Chairman and the outside members of the Board of Directors returned stock options held by them for 3.9 million shares.

    Common shares reserved for future issuance also include approximately 0.8 million shares related to options outside of the 1994 Plan and 8.0 million shares related to stock purchase warrants.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Warrants to Purchase Common Stock. The following warrants are outstanding or issuable at December 31, 1996:

                                                                                    Exercise
                                                                                     Price          Expiration
                                                                       Shares      Per Share           Date
                                                                     ---------    ------------   ----------------
Issued to lenders under Senior Credit Facility (Note 6) . . . . .    2,569,342          nominal  October 13, 2000
Issued to DLJ (Note 6)  . . . . . . . . . . . . . . . . . . . . .    2,501,150          nominal  June 15, 2005
Issued in settlement of T2 litigation (Note 10) . . . . . . . . .    2,520,000          $22.125  July 10, 1999
Issued in settlement of dispute with former principals of Company
    acquired by T2 (Note 10)  . . . . . . . . . . . . . . . . . .      281,250           $4.625  September 30, 1999
Issued by Merged Entities prior to Four-Way Merger  . . . . . . .      156,945    $12.58-$22.70  March 5, 1997 to
                                                                                                       none


10.  COMMITMENTS AND CONTINGENCIES

    Leases. The Company leases office, other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments including real estate taxes and other operating costs. Total rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $13.0 million, $17.5 million and $14.8 million, respectively, exclusive of amounts charged to restructuring reserves. At December 31, 1996 the aggregate future minimum lease commitments were as follows (in thousands):


                                                                                       Capital         Operating
                                                                                       Leases            Leases
                                                                                     -----------      -----------
Years Ending December 31,
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,214        $  12,300
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            924            8,072
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            221            3,926
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            1,579
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              911
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              218
                                                                                     -----------      -----------
Total minimum lease payments  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,359           27,006
Less amounts representing interest  . . . . . . . . . . . . . . . . . . . . . . .           (249)               -
                                                                                     -----------      -----------

Net minimum lease payments  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,110         $ 27,006
                                                                                     ===========      ===========

    Capital lease obligations are included in other obligations (see Note 6). Operating lease obligations exclude $6.0 million, less $3.5 million of subleases, accrued for as part of the restructuring costs under the Coram and Caremark Business Consolidation Plans (see Note 4).

    Employee Benefit Plans. The Merged Entities provided various defined contribution plans that were available to their employees. Management of the Company merged these benefit plans during 1995. Eligible employees include all individuals over the age of 21 who have worked at least 1,000 hours for the Company in a one year period. The Company offers a matching program of $.50 for every $1 contributed up to the first 6% of the employees' pay. Employee contributions vest immediately upon contribution, and the Company's contributions vest as follows: 1 year 0%, 2 years 25%, 3 years 50%, 4 years 75% and 5 years 100%. During the years ended December 31, 1996, 1995 and 1994, total contributions to these plans were approximately $2.1 million, $1.9 million and $1.4 million, respectively.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Litigation. In August 1995, the Company and certain of its officers and directors were named as defendants in 20 civil suits filed on behalf of individuals claiming to have purchased and sold Coram Common Stock during the time period from approximately February 16, 1995 through August 11, 1995. The suits were filed in the United States District Court for the District of Colorado (the "Colorado District Court") and have been consolidated into one suit captioned, In Re: Coram Healthcare Corporation Securities Litigation, Master File No. 95-N-2074. The complaint seeks certification of a plaintiff's class. In general, the complaint alleged that the defendants made false and misleading statements to the public regarding, among other things, projected earnings, anticipated cost savings and proposed mergers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, and seeks unspecified compensatory damages, attorney's fees and costs. The Company has sought coverage under existing directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits. There can be no assurance, however, that such insurance coverage will be adequate to cover all potential liabilities and costs that may be incurred.

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

    On August 8, 1996, the Company announced an agreement in principle to settle certain shareholder class actions and certain derivative litigation. The agreement in principle was approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $1.3 million, of which $1.0 million was reimbursed by the Company's director's and officer's insurance policies, and the director's and officer's insurance policies paid $22.3 million, including the $1.0 million payment to the Company referenced above. Additionally, the Company is required to adopt certain disclosure policies with regard to certain public statements. Under the agreement the Company is required to issue 5.0 million freely tradable shares of Common Stock of which 1.5 million shares were issued March 11, 1997. The remaining 3.5 million shares are expected to be issued in the second quarter of 1997. The agreement contained several contingencies, all of which were satisfied at the time of court approval. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million, which was recorded in operations as a provision for shareholder litigation settlement and in stockholders equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

    One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of shareholder litigation approved in January 1997 (the "Shareholder Litigation"), has asserted its contractual subrogation rights against any recovery Coram realizes in the Caremark Litigation (as defined below), including any amounts received in settlement thereof, based on the alleged relationship between the Caremark Litigation and the Shareholder Litigation. The carrier alleges that this claim should be submitted to binding arbitration. As of the date hereof, no date has been set to hear such claim. If the carrier prevails, upon the resolution of the Caremark Litigation such carrier may be entitled to receive a portion of the proceeds, if any, to Coram up to the $8.8 million such carrier contributed to the settlement of the Shareholder Litigation. There can be no assurance that the other insurance carrier, which paid $15 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    On September 11, 1995, as amended on October 6, 1995, the Company filed suit against Caremark (the "Caremark Litigation") alleging fraudulent misrepresentations of the value of accounts receivable and amount of revenue, concealment of important information concerning a criminal investigation of Caremark's business practices and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. In the complaint, filed in the Superior Court of the State of California in and for the City and County of San Francisco, the Company alleges, among other things, that Caremark used improper accounting practices that resulted in overstating Caremark's revenues. The complaint further alleges that Caremark falsely represented that the Office of the Inspector General investigation involving Caremark was not going to harm the value of the Caremark Business sold to the Company.

    The Company's complaint notes that Caremark represented that the Caremark Business had net assets on December 31, 1994 of $329.3 million, including $140.2 million in accounts receivable and $200.1 million in goodwill, and that its financial statements presented fairly in all material respects the financial position and results of operations. The Company alleges in its complaint that these representations, among others, were false, giving rise to claims for breach of contract and fraud. The Company seeks compensatory and punitive damages. There is a trial date of April 1, 1997; however, because another case is simultaneously set for trial, the commencement of the trial will likely be delayed until June, 1997. See Note 4 to the Consolidated Financial Statements.

    On October 12, 1995, Caremark filed suit against the Company in the United States District Court for the Northern District of Illinois (File No. 95-C-5878) alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million and punitive damages. That suit was dismissed on December 22, 1995. The matter is now on appeal. On January 17, 1996, Caremark Inc. filed a cross-complaint against the Company in the Superior Court of the State of California in and for the City and County of San Francisco (File No. 972431) stating allegations similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages.

    On May 19, 1995, a judgment was entered dismissing with prejudice a class action suit, which had been initiated against T2 in 1992, based on the terms of a settlement pursuant to which, the Company paid $25.0 million into escrow for the shareholder class in cash (of which approximately $7.8 million was contributed by the Company's insurance carriers), and issued warrants to acquire an aggregate of approximately 2.5 million shares of Common Stock at an exercise price of $22.25 per share. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram Common Stock which they received pursuant to the settlement had been artificially inflated during the period of settlement negotiations due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. The plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals on November 3, 1995 which the Company is seeking to have dismissed. The Company has moved for dismissal of the appeal on procedural grounds, as well as opposing the appeal on substantive grounds. Plaintiffs have filed a motion seeking consolidation of this appeal with their appeal of the Hall Case described below. During the pendancy of this appeal, the district court ordered that both the cash and warrants previously placed in escrow be distributed to the shareholders pursuant to the terms of the settlement.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    On November 21, 1995, a separate action seeking substantially similar relief against the Company and certain of its current or former officers and directors was filed in the United States District Court for the Northern District of Georgia on November 21, 1995: William Hall and Barbara Lisser v. Coram Healthcare Corporation, et al. (File No. 1:950-CV-2994). This action was brought on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of the T2 shareholder litigation described above. Plaintiffs filed an amended complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements which caused a fraud on the market and artificially inflated the price of the Company's Common Stock during the period from August 1994 through August 1995. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, fraud and breach of the covenant good faith and fair dealing. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued with the trading price of the Company's Common Stock at its actual price and the same number of warrants at the same exercise price with the Company's Common Stock trading at its alleged true value. The defendants filed a motion to dismiss the complaint on March 13, 1996, and the motion was granted. However, Plaintiffs have appealed the dismissal to the Eleventh Circuit Court of Appeals.

    Since late 1993, the Securities and Exchange Commission has been conducting a formal investigation into the events that led to the restatement of T2's financial statements for the periods ended December 31, 1992 and March 31, 1993 and certain other matters. The SEC has subpoenaed certain information and T2 has responded.

    The Company intends vigorously to defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the litigation described in the preceding paragraphs cannot presently be determined. Accordingly, except as noted above concerning the settlement of the shareholder litigation, no provision for any loss or recovery that may result upon resolution of the suits has been made in the consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

    In September 1994, T2 entered into the T2 OIG Settlement Agreement.  See
Item 1, "Government Regulation - Other Regulations."

    The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position, results of operations and liquidity of the Company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The financial instruments included in the Company's assets and current liabilities (excluding long-term debt) are reflected in the financial statements at amounts approximating their fair value because of the short-term maturity of those instruments.

    At December 31, 1996 and 1995, the Company's ability to borrow was limited. At December 31, 1996 and 1995, the Company had total debt carried at $464.7 million and $506.4 million, respectively. At December 31, 1996 and 1995, the Senior Credit Facility was carried at $157.7 million and $227.2 million, respectively, and the Company estimates that its fair value approximates its face value based on the interest rate, security, covenants and remaining term to maturity.

    It is not practicable to determine the fair value as of December 31, 1996 of the Bridge Note, carried at $189.0 million, or the Junior Subordinated PIK Notes, carried at $115.3 million. The obligations are all unsecured and subordinate to the Company's Senior Credit Facility, and cash payments of principal or interest cannot be made under terms of the Senior Credit Facility, except for certain payments on the Subordinated Convertible Debentures. The timing and amounts of payments that may be made in the future are not determinable at this time. Further, the Company is not able to determine at what interest rate subordinated loans may be available to the Company, or whether loans on a subordinated unsecured basis would even be available. The Company believes the fair value of the Rollover Note and the Subordinated Convertible Debentures at December 31, 1996 may be substantially less than their carrying amount because of their subordination provisions and remaining term to maturity and the

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company's adverse operating results and liquidity. In January 1996, Caremark announced that it was taking a charge to earnings to adjust downward to 25 cents on the dollar the value of the Junior Subordinated PIK Notes for an "other than temporary" impairment in value; the Company has no view as to whether such adjustment by Caremark is an indication of the fair value of the Junior Subordinated PIK Notes at that date. As further described in Note 6, these notes consist of an $84.6 million Junior Convertible Subordinated PIK Note and a $30.7 million Junior Non-convertible Subordinated PIK Note. The former note became convertible on April 6, 1996 into 2.9 million shares of the Company's Common Stock, which had a quoted market price of approximately $14.1 million as of December 31, 1996. The other obligations carried at $2.7 million have an estimated fair value approximating their carrying amount.

         Considerable judgment is required in developing estimates of fair value, and the information furnished above is not meant to be indicative of what such debt could be settled for. See Note 6 for additional disclosures relating to the Company's long-term debt.

    The Company has investments in unconsolidated subsidiaries totaling approximately $1.9 million and $6.8 million at December 31, 1996 and 1995, respectively. Since these subsidiaries are all closely held companies and there are no quoted market prices, it is not practicable to estimate the fair value of such investments.


12.  SUBSEQUENT EVENTS

    Settlement of litigation. On January 24, 1997 (the settlement date), the U.S. District Court for the District of Colorado approved the settlement as proposed by certain plaintiffs and the Company to settle certain class actions and derivative litigation against the Company, (See Note 10). Accordingly, on March 11, 1997, 1.5 million shares of freely tradeable common stock were issued. The Company expects to issue the remaining 3.5 million shares in the second quarter of 1997. The Company had previously accrued $12.5 million as an estimated cost of the settlement. Accordingly, in the fourth quarter of 1996, the Company recorded an additional charge to earnings of $13.1 million in the accompanying financial statements to reflect the actual settlement amount.


13.  QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA) (UNAUDITED)

                                                  Fourth           Third            Second           First
                                                 Quarter          Quarter          Quarter          Quarter
                                              ------------    -------------     -------------    ------------
  Year Ended December 31, 1996
      Net revenue   . . . . . . . . . . .         $126,029        $ 131,206          $133,109        $131,625
                                              ============      ===========      ============      ==========
      Gross profit  . . . . . . . . . . .         $ 40,241        $  44,615          $ 41,959        $ 33,466
                                              ============      ===========      ============      ==========
      Net loss  . . . . . . . . . . . . .         $(31,575)       $ (12,012)         $(23,526)       $(17,901)
                                              ============      ===========      ============      ==========
      Net loss per common share   . . . .         $   (.75)       $   (0.28)         $  (0.58)       $  (0.44)
                                              ============      ===========      ============      ==========
  Year Ended December 31, 1995
      Net revenue   . . . . . . . . . . .         $153,715        $ 164,741          $179,351        $104,778
                                              ============      ===========      ============      ==========
      Gross profit  . . . . . . . . . . .         $ 37,128        $  35,067          $ 41,511        $ 29,169
                                              ============      ===========      ============      ==========
      Net loss  . . . . . . . . . . . . .         $(17,629)       $(254,662)         $(66,347)*      $  4,589
                                              ============      ===========      ============      ==========
      Net loss per common share   . . . .         $  (0.45)       $   (6.38)         $  (1.67)*      $   0.11
                                              ============      ===========      ============      ==========

* The amount previously classified in the second quarter as an extraordinary loss of $3,396 ($0.08 per share) on early extinguishment of debt is no longer reported as extraordinary because it is immaterial.

    In 1996, unusual or infrequently occurring charges included provisions for litigation of $12.5 million, $0.3 million and $15.1 million in the second, third and fourth quarters, respectively.

    In 1995, unusual or infrequently occurring charges included the benefit related to restructuring reserves of $18.2 million recorded in the fourth quarter, the Company's accrual of $25.8 million estimated restructuring costs for the Caremark Business Consolidation Plan in the second quarter and the charge of $203.4 million for long-lived assets and acquired receivables and a special provision for uncollectible accounts of $20.0 million in the third quarter.

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                BALANCE AT   CHARGED TO
                                                BEGINNING    COSTS AND      CHARGED TO                        BALANCE AT
        DESCRIPTION                             OF PERIOD     EXPENSES    OTHER ACCOUNTS    DEDUCTIONS       END OF PERIOD
        -----------                             ----------   ----------   --------------    ----------       -------------
Year ended December 31, 1996
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectible
      accounts..............................    $63,839       $29,045           --           $(52,628)(1)      $40,256

Year Ended December 31, 1995
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectible
      accounts..............................    $17,990       $68,912        $41,124(3)      $(64,187)(1)      $63,839

Year Ended December 31, 1994
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectible
      accounts..............................    $25,076       $36,817        $ 3,901(2)      $(46,383)(1)      $17,990
                                                                                                2,886 (4)
                                                                                               (4,307)(5)

---------------------

(1)  Accounts written off, net of recoveries.
(2)  Balance acquired in purchase acquisition(s).
(3) Balance related to the Acquisition of Caremark Business, including $37,000 charged to operations in the quarter ended September 30, 1995.
(4)  Other charges.
(5)  Reclassification.

                                 EXHIBIT INDEX

Exhibit
Number           Exhibit
------           -------
    2.1      --  Agreement and Plan of Merger dated as of February 6, 1994, by and among the Registrant, T2, Curaflex,
                     HealthInfusion, Medisys, T2 Acquisition Company, CHS Acquisition Company, HII Acquisition Company
                     and MI Acquisition Company (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form S-4).

    2.2      --  First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant,
                     T2 Curaflex, HealthInfusion, Medisys, T2 Acquisition Company, CHS Acquisition Company, HII
                     Acquisition Company and MI Acquisition Company (Incorporated by reference to Exhibit 2.2 of
                     Registration No. 33-53957 on Form S-4).

    2.3      --  Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant,
                     T2, Curaflex, HealthInfusion, Medisys, T2 Acquisition Company, CHS Acquisition Company, HII
                     Acquisition Company and MI Acquisition Company (Incorporated by reference to Exhibit 2.3 of the
                     Registrant's Current Report on Form 8-K dated as of July 15, 1994).

    2.4      --  Asset Sale and Note Purchase Agreement, (the "Asset Purchase Agreement") among the Registrant, Caremark
                     International Inc. and Caremark Inc. dated as of January 29, 1995 (Incorporated by reference to
                     Exhibit C of the Registrant's Current Report on Form 8-K dated April 6, 1995).  The exhibits and schedules to the Asset Purchase Agreement are omitted from this Exhibit.  The Company agrees to furnish supplementally any omitted exhibits or schedule with the Securities and Exchange
                     Commission.

    2.5      --  Agreement and Plan of Merger among the Registrant, CHC Acquisition Corp. and Lincare Holdings Inc.,
                     (the "Lincare Merger Agreement") dated as of April 17, 1995 (Incorporated by reference to Exhibit B of the Registrant's Current Report on Form 8-K dated May 2, 1995).  The exhibits and schedules to the Lincare Merger Agreement are omitted from this Exhibit.  The Company agrees to furnish supplementally any omitted exhibit or schedule with the Securities and Exchange Commission.

    2.6      --  Agreement and Plan of Merger entered into as of October 19, 1996, among Coram Healthcare Corporation,
                     Integrated Health Services, Inc. and IHS Acquisition XIX, Inc. (Incorporated by reference to
                     Exhibit 2.1  of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                     1996).

    3.1      --  Certificate of Incorporation of Registrant, as amended through May 11, 1994 (Incorporated by reference to Exhibit 3.1 of Registration No. 33-53957 on Form S-4).

    3.2      --  Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on
                     Form S-4).

    4.1      --  Form of Common Stock Certificate for the Registrant's common stock, $.001 par value per share.
                     (Incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the
                     year ended December 31, 1994).

    10.1     --  Amended and Restated Credit Agreement dated as of February 10, 1995, by and among Curaflex, T2,
                     HealthInfusion, Medisys, and HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent (the
                     "Amended Credit Agreement") (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1994).  The exhibits and schedules to the
                     Amended Credit Agreement are omitted from this Exhibit.  The Company agrees to furnish supplementally any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

    10.2     --  Form of Employment Agreement between the Registrant and Charles A. Laverty (Incorporated by reference to Exhibit 10.1 of Registration No. 33-53957 on Form S-4).

    10.3     --  Form of Severance/Non-Compete Agreement between the Registrant and Miles E. Gilman (Incorporated by reference to Exhibit 10.2 of Registration No. 33-53957 on Form S-4).

    10.4     --  Form of Severance/Non-Compete Agreement between the Registrant and William J. Brummond (Incorporated by
                     reference to Exhibit 10.3 of Registration No. 33-53957 on Form S-4).

    10.5     --  Form of Severance/Non-Compete Agreement between the Registrant and Tommy H. Carter (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form S-4).

    10.6     --  Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain executive officers.  (Incorporated by reference to Exhibit 10.6 of the Registrant's
                     Form 10-K for the year ended December 31, 1994).

    10.7     --  Registrant's 1994 Stock Option/Stock Issuance Plan and related forms of agreements (Incorporated by reference to Exhibit 10.15 of Registration No. 33-53957 on Form S-4).

    10.8     --  Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 of Registration
                     No. 33-53957 on Form S-4).

    10.9     --  401(k) Plan of T2 dated December 8, 1989 (Incorporated herein by reference to Exhibit 10(s) of T2
                     Annual Report on Form 10-K for the fiscal year ended September 30, 1989, filed with the Commission on or about December 29, 1988.

    10.10    --  1988 Stock Option Plan of T2, as amended and restated as of July 31, 1990 and as further amended as of
                     (i) August 20, 1991; (ii) November 12, 1991; and (iii) July 6, 1992 (Incorporated by reference to
                     Exhibit 10.18 of Registration No. 33-53957 on Form S-4).

    10.11    --  Curaflex 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.53 of Registration
                     No. 33-53957 on Form S-4).

    10.12    --  Curaflex Amended 1990 Stock Option Plan (Incorporated by reference to Exhibit 10.54 of Registration
                     No. 33-53957 on Form S-4).

    10.13    --  Curaflex Directors' Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.59 of
                     Registration No. 33-53957 on Form S-4).

    10.14    --  Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as amended (Incorporated by reference to
                     Exhibit 10.61 of Registration No. 33-53957 on Form S-4).

    10.15    --  Clinical Homecare Ltd. 1990 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.62 of Registration No. 33-53957 on Form S-4).

    10.16    --  1989 Stock Option Plan of Medisys (Incorporated by reference to Exhibit 10.85 of Registration
                     No. 33-53957 on Form S-4).

    10.17    --  Form of Non-Plan Option Agreement of Medisys (Incorporated by reference to Exhibit 10.86 of
                     Registration No. 33-53957 on Form S-4).

    10.18    --  Credit Agreement among Coram Healthcare Corporation, Coram, Inc., the Lenders named therein and
                     Chemical Bank, as Administrative Agent, Collateral Agent and Fronting Bank (the "Senior Credit
                     Facility") dated as of April 6, 1995.  (Incorporated by reference to Exhibit D of the Registrant's
                     Current Report on Form 8-K dated April 6, 1995).  The exhibits and schedules to the Senior Credit
                     Facility are omitted from this Exhibit.  The Company agrees to furnish supplementally any omitted exhibit or schedule to the Securities and Exchange Commission.

    10.19    --  First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto, among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the
                     Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.
                     (Incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for
                     the quarter ended September 30, 1995).  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the
                     Securities and Exchange Commission.

    10.20    --  Second Amendment to the Credit Agreement dated as of September 7, 1995, by and among the Registrant,
                     Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent.  (Incorporated by reference to
                     Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                     1995).  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

    10.21    --  Third Amendment and Limited Waiver to the Credit Agreement, dated as of September 29, 1995, by and among the Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial
                     Institutions party thereto (as defined therein), and Chemical Bank as Agent (Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1995).  Certain exhibits and schedules of this Exhibit have been omitted.  The
                     Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and
                     Exchange Commission.

    10.22    --  Fourth Amendment and Limited Waiver to the Credit Agreement and First Amendment to Security Documents
                     dated as of October 13, 1995, together with selected exhibits thereto, by and among the Registrant,
                     Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions Party thereto (as defined therein) and Chemical Bank as Agent (Incorporated by reference to the Company's
                     Current Report on Form 8-K as filed October 24, 1995).

    10.23    --  Warrant Agreement dated as of October 13, 1995, among the Registrant, Coram Inc., and the other parties specified therein (Incorporated by reference to the Company's Current Report on Form 8-K as filed
                     October  24, 1995).

    10.24    --  Amendment and Limited Waiver to Bridge Securities Purchase Agreement, dated as of October 13, 1995, by
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

    10.26    --  Securities Purchase Agreement ("Securities Purchase Agreement") and Form of Subordinated Bridge Note,
                     dated as of April 6, 1995, among Coram Inc., Coram Funding, Inc. and the Registrant (Incorporated
                     by reference to Exhibit E of the Registrant's Current report on Form 8-K dated April 6, 1995).  The exhibits and schedules to the Securities Purchase Agreement are omitted from this Exhibit.  The
                     Registrant agrees to furnish supplementally any omitted exhibit or schedule to the Securities and
                     Exchange Commission.

    10.27    --  Exclusive Distribution Agreement -- Healthcare Products and Biomedical Equipment and Services Agreement
                     between Medical Specialties Distributors, Inc. ("MSD") and Coram, dated as of June 1, 1996.
                     (Incorporated by reference to Exhibit 10.1  of the Registrant's Quarterly Report on Form 10-Q/A
                     Amendment No. 1 for the quarter ended June 30, 1996).

    10.28    --  Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996.
                     (Incorporated by reference to Exhibit 10.2  of the Registrant's Quarterly Report on Form 10-Q/A
                     Amendment No. 1 for the quarter ended June 30, 1996).

    10.29    --  Medical Specialties Master Rental Agreement between MSD and Coram, dated as of June 1, 1996.
                     (Incorporated by reference to Exhibit 10.3  of the Registrant's Quarterly Report on Form 10-Q/A
                     Amendment No. 1 for the quarter ended June 30, 1996).

    10.30    --  Coram Healthcare Litigation Memorandum of Understanding between all parties to In re Coram Healthcare
                     Corp. Securities Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action
                     No. 96-N-722, dated as of August 5, 1996. (Incorporated by reference to Exhibit 10.4  of the
                     Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.31    --  Fifth Amendment to the Credit Agreement Dated as of February 6, 1996, by and among the Registrant,
                     Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent.  (Incorporated by reference to Exhibit
                     99.1  of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
                     Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

    10.32    --  Sixth Amendment to Credit Agreement Dated as of April 19, 1996, by and among the Registrant, Coram
                     Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent.  (Incorporated by reference to Exhibit 99.2  of the
                     Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

    10.33    --  Seventh Amendment to Credit Agreement Dated as of July 3, 1996, by and among the Registrant, Coram
                     Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and  Chemical Bank as Agent.  (Incorporated by reference to Exhibit 99.1  of the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30,
                     1996).  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

    10.34    --  Eighth Amendment to Credit Agreement dated as of  December 3, 1996, by and among the Registrant, Coram
                     Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent.  Certain exhibits and schedules of this
                     Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.*

    10.35    --  Ninth Amendment and Limited Waiver to the Credit Agreement dated as of March 14, 1997,  by and among the
                     Registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent.  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.*

    10.36    --  Amended Agreement, dated as of March 28, 1997 by and among the Registrant, Coram Inc., and Donaldson,
                     Lufkin & Jenrette.  Certain exhibits and schedules of this Exhibit have been omitted.  The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.*

    10.37    --  Sabratek Corporation and Coram Healthcare Exclusive Supply Agreement for IV Infusion Pumps, IV Disposable
                     Sets and Related Items, dated as of February 26, 1997.*

    10.38    --  Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion dated as of June 30, 1996, by and among the Registrant, Coram Inc., and the other parties specified therein (Incorporated by reference to the Company's report on Form 8-K as filed on July 12, 1996.

    21.1     --  Subsidiaries of the Registrant.*

    23.1     --  Consent of Ernst & Young LLP.*

    27       --  Financial Data Schedule.*

*   Filed herewith.