Form 10-Q
period 1997-03-31
CORAM HEALTHCARE CORP
filed 1997-05-15
CIK 924174

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11343

                            ------------------------

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      33-0615357
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
           1125 SEVENTEENTH STREET
                  SUITE 2100
                  DENVER, CO                                       80202
   (Address of principal executive offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 292-4973

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 12, 1997, was 44,180,725.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  16,512      $  15,375
  Restricted cash...........................................       2,050          3,917
  Accounts receivable, net of allowance of $37,992 and
     $40,256................................................     101,740        106,763
  Inventories...............................................      14,375         14,268
  Prepaid taxes.............................................          11             62
  Deferred income taxes, net................................       3,491          4,063
  Other current assets......................................      14,731         11,822
                                                               ---------      ---------
          Total current assets..............................     152,910        156,270
Property and equipment, net.................................      16,019         16,998
Joint ventures and other assets.............................      24,234         24,654
Deferred income taxes, non-current..........................       1,330          1,914
Other deferred costs........................................       4,805         11,114
Goodwill, net of accumulated amortization of $54,112 and
  $50,500...................................................     331,031        334,359
                                                               ---------      ---------
Total assets................................................   $ 530,329      $ 545,309
                                                               =========      =========
                           LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  33,540      $  40,350
  Current maturities of long-term debt......................     204,321        198,033
  Deferred income taxes.....................................       1,325          1,325
  Reserve for litigation....................................       2,677          3,273
  Accrued merger and restructuring..........................      11,492         13,533
  Other accrued liabilities.................................      29,662         32,285
                                                               ---------      ---------
          Total current liabilities.........................     283,017        288,799
Long-term debt, including revolving lines of credit.........     268,683        266,641
Minority interest in consolidated joint ventures............       4,186          4,544
Other liabilities...........................................       1,485          2,155
Deferred income taxes, non-current..........................       3,496          4,652
Stockholders' deficit:
  Preferred stock par value $.001, authorized 10,000 shares,
     none issued............................................          --             --
  Common Stock, par value $.001, authorized 75,000 shares,
     issued 44,181 shares in 1997 and 42,404 shares in
     1996...................................................          44             42
  Additional paid-in capital................................     403,958        390,741
  Common stock to be issued.................................      17,938         25,625
  Retained deficit..........................................    (452,478)      (437,890)
                                                               ---------      ---------
          Total stockholders' deficit.......................     (30,538)       (21,482)
                                                               ---------      ---------
Total liabilities and stockholders' deficit.................   $ 530,329      $ 545,309
                                                               =========      =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
Net revenue.................................................  $121,715      $131,625
Cost of service.............................................    81,725        98,159
                                                              --------      --------
Gross profit................................................    39,990        33,466
Operating expenses:
  Selling, general and administrative expenses..............    23,652        25,277
  Provision for estimated uncollectible accounts............     4,288         8,752
  Amortization of goodwill..................................     3,612         4,301
                                                              --------      --------
          Total operating expenses..........................    31,552        38,330
                                                              --------      --------
Operating income (loss).....................................     8,438        (4,864)
Other income (expense):
  Interest expense..........................................   (21,496)      (19,029)
  Other income, net.........................................       647           650
                                                              --------      --------
Loss before income taxes and minority interest..............   (12,411)      (23,243)
  Income tax (benefit) expense..............................        49        (7,416)
  Minority interest in net income of consolidated joint
     ventures...............................................     2,128         2,074
                                                              --------      --------
Net loss....................................................  $(14,588)     $(17,901)
                                                              ========      ========
Net loss per share..........................................  $  (0.34)     $  (0.44)
                                                              ========      ========
Weighted average common shares outstanding..................    42,890        40,652
                                                              ========      ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               1997         1996
                                                              -------      -------
Net cash provided by operating activities...................  $ 3,356      $ 1,479
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,332)        (395)
  Payments for acquisition of businesses, net of cash
     acquired...............................................       --       (2,659)
  Proceeds from sale of businesses..........................       --          984
  Other.....................................................     (686)         269
                                                              -------      -------
          Net cash used by investing activities.............   (2,018)      (1,801)
                                                              -------      -------
Cash flows from financing activities:
  Sales of stock, including exercise of stock options.......      384          180
  Repayment of debt.........................................     (585)      (3,569)
                                                              -------      -------
          Net cash used by financing activities.............     (201)      (3,389)
                                                              -------      -------
Net increase (decrease) in cash and cash equivalents........  $ 1,137      $(3,711)
                                                              =======      =======

SUPPLEMENTAL INFORMATION:

     Depreciation and amortization (including amortization of financing costs) was $17,137 and $16,597 in the three-month periods ended March 31, 1997 and 1996, respectively.

     Interest expense for the three months ended March 31, 1997 and 1996 consisted of the following:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                          1997         1996
                                                         -------      -------
Currently payable......................................  $ 3,275      $ 4,960
Deferred payment terms.................................    8,882        7,675
Amortization of warrants and other debt costs..........    9,339        6,394
                                                         -------      -------
          Total interest expense.......................  $21,496      $19,029
                                                         =======      =======

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

     The operations of the Company commenced on July 8, 1994, as a result of a merger (the "Four-Way Merger") of T(2) Medical, Inc. ("T(2)"), Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. (collectively the "Merged Entities"). Each of these companies is a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests.

     The Company has made a number of acquisitions since commencing operations, the most significant of which was the acquisition of substantially all of the assets and the assumption of certain specified liabilities of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark Inc., a subsidiary of Caremark International, Inc. (collectively "Caremark") effective April 1, 1995. In addition, Coram acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. See Note 3 for further information.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than those relating to retirement of debt, restructuring, termination of the proposed merger with Integrated Health Services and litigation settlements, are of a normal recurring nature. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. The effects are not material. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. In 1995 the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying values are reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair value of some or all of the assets.

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

     The Company believes that its goodwill is defined by its relationships -- substantially all of which are non-contractual -- with physicians, medical groups, hospitals, case managers and managed care organizations and other referral sources to the Company in the marketplace.

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

     Earnings per Share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996, respectively is not expected to be material.

2.  CONTEMPLATED MERGER WITH IHS

     On October 19, 1996, the Company, Integrated Health Services, Inc. ("IHS") and IHS Acquisition XIX, Inc., a wholly owned subsidiary of IHS ("Merger Sub") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "IHS Merger") of Merger Sub with and into the Company. If the IHS Merger had been consummated, the Company would have become a wholly-owned subsidiary of IHS. As of March 31, 1997 the Company had incurred and capitalized costs of $5.8 million related to the IHS Merger.

     On March 30, 1997, Coram, IHS and Merger Sub executed an amendment to the Merger Agreement (the "Amendment"), which was to become effective at 5:00 p.m. E.S.T. on Friday, April 4, 1997 ("the Effective Date"). On April 4, 1997, the Company received from IHS a written notice of termination of the Amendment and of the Merger Agreement. Pursuant to the terms of the Merger Agreement, IHS paid the Company $21.0 million on May 6, 1997. The payment will be recorded during the second quarter of 1997 as other income net of expenses incurred.

3.  ACQUISITIONS AND RESTRUCTURING

     Acquisition of Caremark Business. Effective April 1, 1995, the Company acquired the Caremark Business for $209 million in cash and $100 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes"). The Company assumed only certain specified liabilities

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

of the Caremark Business, which expressly excluded any liabilities associated with the government investigation of Caremark, which was settled by Caremark in June 1995. The transaction was accounted for as a purchase.

     The Company commenced a comprehensive examination of its business and operations following the second quarter of 1995, which revealed that the Caremark Business was significantly weaker than indicated by its 1994 financial statements. The revenue of the acquired Caremark Business had declined significantly in the second quarter of 1995 from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. The severity and persistence of the under-performance of the Caremark Business and the negative impact of the June 1995 guilty plea by Caremark to criminal felony charges on the Company's referral sources and employee morale, neither of which were expected at the time of the acquisition, became evident in the third quarter of 1995. The Company expected the combined business to grow and expected to realize substantial cost savings, principally through elimination of geographically duplicative branches and consolidation of corporate functions. However, for the years ended December 31, 1996 and 1995, revenue was significantly lower than the pro forma combined 1994 revenue of $924 million. The anticipated cost savings have been offset by that revenue decline, and the Company has incurred substantial losses since the acquisition of the Caremark Business. During 1995, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations when it concluded that certain receivables for services rendered prior to April 1, 1995 were uncollectible and its sole source of recovery was its lawsuit against Caremark. The Company filed its initial complaint against Caremark on September 11, 1995. See Note 6 and Part II -- Item 1, "Legal Proceedings."

     During the quarters ended March 31, 1997 and 1996, the Company's acquisition activity was limited to the purchase in 1996 of a minority interest for approximately $0.5 million.

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is based on the financial performance of the acquired companies. The Company may be required to pay approximately $2.9 million, subject to increase, under such contingent obligations based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.9 million of these contingent obligations, subject to increase, may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the three months ended March 31, 1997 and 1996 totaled $0.2 million and $2.2 million, respectively.

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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     Net revenue of the Company includes revenue from non-core businesses that were discontinued or disposed of as part of the Coram Consolidation Plan approximating $4.8 million in the three months ended March 31, 1996. Operating results from businesses that were discontinued or disposed were not material.

     The Company had substantially completed the consolidation process contemplated by both the Coram and Caremark Business Consolidation Plans in 1995. During 1995, a pre-tax charge of $25.8 million for estimated costs related to the Caremark Business Consolidation Plan was charged to operations as a restructuring cost, offset by a $19.6 million benefit recorded based on a continuous evaluation of the accruals and estimated costs to complete the plans.

     No amounts were recorded subsequent to December 31, 1995, however, the Company may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reduction costs are resolved. Under the two plans, the Company has made total payments and asset disposals through March 31, 1997 as follows (in thousands):

                                                       CHARGES THROUGH                  BALANCE AT
                                                       MARCH 31, 1997                 MARCH 31, 1997
                                              ---------------------------------   ----------------------
                                                  CASH       NON-CASH             FUTURE CASH     TOTAL
                                              EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                              ------------   --------   -------   ------------   -------
Coram Consolidation Plan:
  Merger Costs..............................    $26,700      $   600    $27,300      $1,200      $28,500
                                                =======      =======    =======      ======      =======
  Personnel Reduction Costs.................    $19,900      $   600    $20,500      $  700      $21,200
  Facility Reduction Costs..................     10,900       21,500     32,400       1,200       33,600
  Discontinuance Costs......................      1,400       29,400     30,800         900       31,700
                                                -------      -------    -------      ------      -------
          Total Restructuring Costs.........    $32,200      $51,500    $83,700      $2,800      $86,500
                                                =======      =======    =======      ======      =======
Caremark Business Consolidation Plan:
  Personnel Reduction Costs.................    $11,800      $    --    $11,800      $   --      $11,800
  Facility Reduction Costs..................      7,800        3,900     11,700       4,500       16,200
                                                -------      -------    -------      ------      -------
          Total Restructuring Costs.........    $19,600      $ 3,900    $23,500      $4,500      $28,000
                                                =======      =======    =======      ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at March 31, 1997 consists of future cash expenditures of $8.5 million referenced above and $3.0 million of other accruals. The Company currently estimates that the future cash expenditures related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods: 47% in 1997, 14% in 1998, 3% in 1999 and 36% in 2000 and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of March 31, 1997 to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                1997           1996
                                                              ---------    ------------
Senior Credit Facility......................................  $ 157,700     $ 157,700
Rollover Note, including accrued interest (Bridge Note
  through April 6, 1996)....................................    195,546       189,013
Junior convertible subordinated PIK note, due October 1,
  2005, plus interest payable semiannually at 7%,
  convertible into Common Stock at the conversion rate of
  $27, including accrued interest...........................     86,064        84,609
Junior non-convertible subordinated PIK note, due October 1,
  2005, plus interest payable semiannually at 12%, including
  accrued interest..........................................     31,562        30,669
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................      2,132         2,683
                                                              ---------     ---------
                                                                473,004       464,674
Less current scheduled maturities...........................   (204,321)     (198,033)
                                                              ---------     ---------
                                                              $ 268,683     $ 266,641
                                                              =========     =========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of amounts outstanding under a prior credit facility, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under a Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) as Agent (the "Senior Credit Facility") and (ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note") to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, as outlined below, which provided a new $25.0 million credit line (the "Overline"), terminated the unused portion of the existing revolving debt commitments of approximately $64.2 million and redefined certain financial covenants. In return, the lenders received warrants to purchase 2.6 million shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the immediate parent of the Company operating subsidiaries, exercisable at a nominal price over five years. The Company is currently precluded from declaring or paying dividends on its capital stock.

     On March 14, 1997, the Company entered into a Ninth Amendment to the Credit Agreement which extended the maturity date of the Senior Credit Facility from March 31, 1997 to May 31, 1997. At March 31, 1997, under the amended terms of the Senior Credit Facility, the Company had $157.7 million outstanding with a final maturity date of May 31, 1997. The $25 million Overline expired with no borrowing outstanding thereunder on December 31, 1996. Interest is based on margins over certain domestic and foreign indices and was 8.13% on March 31, 1997. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net proceeds from sales of assets, other than those sold in the ordinary course of business, and any excess cash balances, as defined, must be applied to prepayment of the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The principal covenants relate to maintenance of minimum revenue, minimum cash receipts, maximum cash disbursements and minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). At March 31, 1997, the Company was in compliance with all of these covenants. The Company is currently in discussions with the

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

lenders under the Senior Credit Facility. The discussions involve a request for an extension until March 31, 1998, more operating flexibility and permission to invest in certain acquisitions. The Company believes that it will be successful in extending the Senior Credit Facility, however, there are no assurances that the Company will receive the extension under the requested terms.

     The warrants issued to the Company's lenders under the Senior Credit Facility were valued at $8.0 million, their fair value at date of issuance, and are being accounted for as interest expense over the remaining term of the Senior Credit Facility. In the three months ended March 31, 1997 and 1996, $1.2 million and $1.4 million, respectively, was charged to interest expense related to these warrants.

     The Bridge Note was issued on April 6, 1995 to DLJ, as an unsecured obligation of the Company in the principal amount of $150 million. The Bridge Note was not repaid in full on its April 6, 1996 due date, and a Rollover Note (the "Rollover Note") which matures on October 6, 2000 was issued for the outstanding principal on the Bridge Note. The interest rate on the Rollover Note is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21% per annum. The rate as of March 31, 1997 was approximately 14%. Payment of interest on the Bridge and Rollover Notes and the duration fee which had been due quarterly have been deferred to March 31, 1998. During the three months ended March 31, 1997 and 1996, an additional $6.5 million and $5.1 million, respectively, were accrued on the Bridge Note for a total unsecured obligation in the amount of $195.6 million (including a funding fee of approximately $5.0 million due upon issuance of the Rollover Note which has also been deferred). The agreement pursuant to which the Bridge Note and Rollover Note were issued contains customary covenants and events of default. At March 31, 1997, the Company was in compliance with all of these covenants. On May 1, 1997 a group of investors consisting of Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital (collectively "the Holders") purchased the Rollover Note and all of the rights to the warrants thereunder.

     DLJ had previously been granted the right to receive certain warrants on an accelerated basis (see below), and the right to appoint one director to the Company's Board of Directors, which occurred in November 1995. Effective May 1, 1997, DLJ resigned its position on the Company's Board of Directors concurrent with the sale of the Rollover Note. The Company believes that the Holders do not have the right to appoint a director.

     As long as the Rollover Note is outstanding, the Holders have the right to receive warrants to purchase up to 20% of the outstanding shares of Common Stock of the Company, on a fully diluted basis, at a nominal exercise price in accordance with the following table. The schedule, as follows, was accelerated to commence December 30, 1995 and will continue on that basis until such time as all deferred interest and duration fees (together with all interest due thereon) have been paid in full, at which time it will revert back to the original schedule with no return of issued warrants.

0-89 days (Issued December 30, 1995)........................   0.50%
90-179 days (Issued March 29, 1996).........................   1.00%
180-269 days (Issued June 27, 1996).........................   1.00%
270-359 days (Issued September 25, 1996)....................   1.50%
360-449 days (Issued December 24, 1996).....................   2.00%
450-539 days (Issued March 24, 1997)........................   2.50%
540-629 days................................................   2.50%
630-719 days................................................   3.00%
720-809 days................................................   3.00%
810 days and thereafter.....................................   3.00%
                                                              -----
                                                              20.00%
                                                              =====

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Warrants issued to the Holders are accounted for as interest expense and additional paid-in capital. Through March 31, 1997, warrants on approximately
3.6 million shares of the Company's Common Stock have been reserved in escrow with a value of $16.0 million. The value was determined as of the date the shares were issued. Interest expense recorded during the three months ended March 31, 1997 and 1996, related to these warrants, was $1.5 million and $0.9 million, respectively.

     The Junior Subordinated PIK Notes were issued to Caremark in connection with the acquisition of the Caremark Business (See Note 3). Through April 6, 1997, interest on the Junior Subordinated PIK Notes is payable in Junior Subordinated PIK Notes of the same type. Thereafter, interest will be payable in cash unless such payment is precluded by subordination provisions of indebtedness senior to the Junior Subordinated PIK Notes, in which case interest is payable in Junior Subordinated PIK Notes of the same type. No principal or interest payments may be made if there is a default, or an event of default, on indebtedness senior to the Junior Subordinated PIK Notes (the Senior Credit Facility and Rollover Note). In the event that there is a change in control of the Company, the holder of the Junior Subordinated PIK Notes may require the Company to repurchase such notes at a purchase price equal to the principal amount thereof, plus accrued interest thereon.

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

5.  INCOME TAXES

     During the three months ended March 31, 1997 and 1996, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $7.4 million, respectively. The income tax benefit recognized has been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Merged Entities. Accordingly, the effective income tax benefit rates for the three month periods ended March 31, 1997 and 1996 differ substantially from the expected combined federal and state income tax benefit rates calculated using applicable statutory rates.

     Deferred tax assets are net of a $161.7 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

6.  LITIGATION

     The Company is a party to certain lawsuits that could, if their outcomes were unfavorable, have a material adverse effect on the Company's financial position, results of operations and liquidity. These lawsuits include (i) a lawsuit filed by the Company against Caremark, and a lawsuit and a cross-complaint filed by Caremark against the Company, relating to the acquisition of the Caremark Business ("Caremark Litigation"); and (ii) actions by plaintiffs in the shareholder litigation which was initiated against T(2) in 1992, related to the T(2) Settlement Agreement. The Company intends to vigorously defend itself in these matters.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these matters cannot be presently determined. See also Part II -- Item 1. "Legal Proceedings."

     On August 8, 1996, the Company announced an agreement in principle to settle certain shareholder class actions and certain derivative litigation ("Shareholder Litigation"). The agreement in principle was approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $1.3 million, of which $1.0 million was reimbursed by the Company's director's and officer's insurance policies, and the director's and officer's insurance policies paid $22.3 million, including the $1.0 million payment to the Company referenced above. Additionally, the Company was required to adopt certain disclosure policies with regard to certain public statements. Under the agreement the Company is required to issue 5.0 million freely tradable shares of Common Stock of which 1.5 million shares were issued March 11, 1997. The remaining 3.5 million shares are expected to be issued in the second or third quarters of 1997. The agreement contained several contingencies, all of which were satisfied at the time of court approval. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million, which was recorded in operations as a provision for shareholder litigation settlement and in stockholders equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

     One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of shareholder litigation approved in January 1997 (the "Shareholder Litigation"), has asserted its contractual subrogation rights against any recovery Coram may realize in the Caremark Litigation, including any amounts received in settlement thereof, based on the alleged relationship between the Caremark Litigation and the Shareholder Litigation. The carrier alleges that this claim should be submitted to binding arbitration. As of the date hereof, no date has been set to hear such claim. If the carrier prevails, upon the resolution of the Caremark Litigation such carrier may be entitled to receive a portion of the proceeds, if any, to Coram up to the approximated $8.8 million such carrier contributed to the settlement of the Shareholder Litigation. There can be no assurance that the other insurance carrier, which paid $15.0 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  BACKGROUND

     Business Strategy. Despite declining revenue as a result of the factors described below, the Company has experienced positive trends recently as a result of the business strategy which it has been implementing since September of 1995. The business strategy is focused on the basic factors that could lead to profitability: revenue generation programs, cost reduction, quality improvement and cash collections. The Company

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

continues to focus on business relationships where it can assure high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its physician relationships and also has continued the development of its specialty programs such as one-stop shopping for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs, mail order oral prescription drug and pharmacy benefit management services and women's health programs. Cost reduction efforts have focused on field consolidation, reduction of corporate expenses, assessment of poorly performing branches and a review of branch efficiencies. Delivery of quality service is being closely monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     Factors Adversely Affecting Recent Operating Results. The most significant factor affecting the Company's performance and financial condition is the underperformance of the Caremark Business from what the Company expected at the time of acquisition. The Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. However, the revenue of the acquired Caremark Business declined significantly after the acquisition in the second quarter of 1995. Caremark Business revenue declined from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. Management believes that this trend has continued through the first quarter of 1997. However, because of the consolidation of the Caremark Business branches and the former Coram branches, the decline in Caremark Business revenue since the second quarter of 1995 cannot be precisely quantified at this time. Further, the Company believes the guilty plea by Caremark related to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company, further contributing to a loss of revenue. In addition, during the first quarter of 1996, Caremark announced a settlement with private indemnity payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the causes underlying the Caremark settlements have also had an adverse effect on its business. See Note 3 to the Unaudited Condensed Consolidated Financial Statements -- "Acquisition of Caremark Business."

     Another factor which the Company believes has adversely affected Coram's results of operations since October 1996 was the pendency of the IHS Merger which the Company entered into on October 19, 1996. If the IHS Merger had been consummated, the Company would have become a wholly-owned subsidiary of IHS. The IHS Merger was anticipated to close on or before March 31, 1997 with a provision in the Merger Agreement which allowed, under certain circumstances, for an extension until May 31, 1997. However, on April 4, 1997, the Company received from IHS a notice of termination (the "Notice") of the Merger Agreement. See
Note 2 for further information.

     In addition, the Company continues to experience ongoing pricing pressure in its core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers. To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis; the Company does not currently have any material capitated arrangements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity, managed care and governmental payors, respectively, for the three months ended, March 31, 1997, December 31, 1996 and March 31, 1996:

                                                              THREE MONTHS ENDED
                                                    --------------------------------------
                                                    MARCH 31,    DECEMBER 31,    MARCH 31,
                                                      1997           1996          1996
                                                    ---------    ------------    ---------
Private Indemnity Insurance and Other Payors......      29%           33%            39%
Managed Care Organizations........................      43%           40%            34%
Medicare and Medicaid Programs....................      28%           27%            27%
                                                       ---           ---            ---
          Total...................................     100%          100%           100%
                                                       ===           ===            ===

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

     In addition, the Company has experienced modest downward pricing pressures in certain of its lithotripsy operations. These operations may continue to experience pricing pressures in the future. The Health Care Financing Administration has issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an outpatient basis at a hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures.

                             RESULTS OF OPERATIONS

                         CERTAIN QUARTERLY COMPARISONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

     The following summarizes the Company's results of operations for the three months ended March 31, 1997 and December 31, 1996 (unaudited; in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              MARCH 31,    DECEMBER 31,
                                                                1997           1996
                                                              ---------    ------------
Net revenue.................................................  $121,715       $126,029
Cost of service.............................................    81,725         85,788
                                                              --------       --------
Gross profit................................................    39,990         40,241
Operating expenses:
  Selling, general and administrative expenses..............    23,652         25,878
  Provision for estimated uncollectible accounts............     4,288          6,696
  Amortization of goodwill..................................     3,612          3,580
  Provision for shareholder litigation settlement...........        --         15,125
                                                              --------       --------
          Total operating expenses..........................    31,552         51,279
                                                              --------       --------
Operating income (loss).....................................     8,438        (11,038)
Other income (expense):
  Interest expense..........................................   (21,496)       (20,010)
  Other income, net.........................................       647          1,403
                                                              --------       --------
Loss before income taxes and minority interest..............   (12,411)       (29,645)
  Income tax expense........................................        49              2
  Minority interest in net income of consolidated joint
     ventures...............................................     2,128          1,928
                                                              --------       --------
Net loss....................................................  $(14,588)      $(31,575)
                                                              ========       ========
Net loss per share..........................................  $  (0.34)      $  (0.75)
                                                              ========       ========
Weighted average common shares outstanding..................    42,890         42,404
                                                              ========       ========

     Net Revenue. Net revenue decreased by $4.3 million or 3.4%, from $126.0 million in the fourth quarter of 1996 to $121.7 million in the first quarter of 1997. The home infusion business accounted for virtually all of the decrease due primarily to the impact of the under-performance of the Caremark Business. In addition, the Company experienced distractions in its revenue generation programs during the fourth quarter of 1996 and the first quarter of 1997 due to the contemplated IHS Merger. The Company also continues to experience ongoing pricing pressure as a result of a continuing shift in payor mix from private indemnity insurance to managed care organizations. Net revenue from private indemnity insurance decreased from approximately 33.0% for the quarter ended December 31, 1996 to approximately 29.0% for the quarter ended March 31, 1997, while net revenue from managed care organizations increased from approximately 40.0% for the quarter ended December 31, 1996 to approximately 43.0% for the quarter ended March 31, 1997. See "Factors Adversely Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased slightly from $40.2 million in the fourth quarter of 1996 to $40.0 million in the first quarter of 1997 although the gross margin improved slightly from 31.9% in the fourth quarter of 1996 to 32.9% in the first quarter of 1997. This was due primarily to the decrease in revenue of $4.3 million offset by a $4.1 million decrease in cost of service.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased $2.2 million from $25.9 million in the fourth quarter of 1996 to $23.7 million in the first quarter of 1997. The decrease is due primarily to the Company's continuing strategy to reduce unnecessary corporate and field administrative costs. However, the Company continues to incur non-recurring legal expenses and collection agency fees. For the quarters ended, March 31, 1997 and December 31, 1996, SG&A includes $0.7 million and $2.0 million, respectively, for collection agency fees related to the Company's concentrated accounts receivable collection efforts and $0.7 million and $2.1 million, respectively, of legal fees incurred to defend the Company in various legal matters. See "Business Strategy" and Part II -- Item 1. "Legal Proceedings."

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $4.3 million or 3.5% of net revenue for the quarter ended March 31, 1997 and $6.7 million or 5.3% of net revenue for the quarter ended December 31, 1996. During the third and fourth quarters of 1996, management initiated a new program whereby collection teams comprised of external collection agencies were engaged to concentrate on collecting accounts greater than 90 days old. The increased cash collection effort resulted in increased cash collection calls, commitments for payment and charges to the Company's established reserves. The Company's allowance for uncollectible accounts was $37.9 million, or 27.2% of gross accounts receivable at March 31, 1997 compared to $40.3 million, or 27.4% of gross accounts receivable at December 31, 1996. See Note 1 to the unaudited condensed consolidated financial statements -- "Provision for Estimated Uncollectible Accounts."

     Provision for Shareholder Litigation Settlement. The Company recorded a non-cash provision of $15.1 million during the fourth quarter of 1996 in connection with the agreement in principle to settle certain shareholder litigation. See Part II -- Item 1. "Legal Proceedings" and Note 6 to the unaudited condensed consolidated financial statements.

     Operating Income (Loss). The Company recorded operating income of $8.4 million for the first quarter of 1997 compared to an operating loss of $11.0 million in the fourth quarter of 1996. Eliminating the effects of the $15.1 million non-cash provision for shareholder litigation settlement, operating income for the quarter ended December 31, 1996 was $4.1 million.

     Other Income (Expense). Interest expense increased by $1.5 million, from $20.0 million in the fourth quarter of 1996 to $21.5 million in the first quarter of 1997. The increase was due primarily to an increase in interest expense related to the warrants issued to the Holder of the Rollover Notes of $1.9 million. Interest expense currently payable was $3.3 million and $3.6 million, respectively, in the first quarter of 1997 and the fourth quarter of 1996. The warrants and interest terms on the debt are described in Note 4 to the unaudited condensed consolidated financial statements.

     Net Loss. The Company recorded a net loss of $14.6 million for the first quarter of 1997 compared with a net loss of $31.6 million for the fourth quarter of 1996. The improvement resulted primarily from the $15.1 million decrease in the provision for shareholder litigation settlement, the $2.2 million decrease in SG&A and the $2.4 million decrease in the provision for estimated uncollectible accounts.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

     Net Revenue. Net revenue decreased $9.9 million, or 7.5%, from $131.6 million in the first quarter of 1996 to $121.7 million in the first quarter of 1997. The home infusion therapy business accounted for the majority of this decrease primarily as a result of the impact of the continuing under-performance of the Caremark Business. See "Factors Adversely Affecting Recent Operating Results." In addition, the Company experienced distractions in its revenue generation programs during the first quarter of 1997 due to the contemplated IHS Merger. Also contributing to the decrease in net revenue was the sale or discontinuance of non-strategic or unprofitable businesses of approximately $2.6 million and the elimination of unprofitable contractual relationships since the beginning of 1995. These decreases were offset by an increase in prescription services revenue of approximately $1.9 million.

     Gross Profit. Gross profit increased by $6.5 million, or 19.5%, from $33.4 million in the first quarter of 1996 to $39.9 million in the first quarter of 1997. In addition, the gross margin increased from 25.4% in the first quarter of 1996 to 32.9% in the first quarter of 1997. This improvement is due to the decrease in clinical services expense from 39.1% of net revenue in the first quarter of 1996 to 30.8% of net revenue in the first quarter of 1997.

     Selling, General and Administrative Expenses. SG&A decreased $1.6 million, from $25.3 million in the first quarter of 1996 to $23.7 million in the first quarter of 1997. The decrease is due primarily to the Company's continuing strategy to reduce unnecessary corporate and field administrative costs. However, the Company continues to incur non-recurring legal expenses and collection agency fees. For the quarters ended, March 31, 1997 and March 31, 1996, SG&A includes $0.7 million and $0.2 million, respectively, for collection agency fees related to the Company's concentrated accounts receivable collection efforts and $0.7 million and $1.3 million, respectively, of legal fees incurred to defend the Company in various legal matters. See "Business Strategy" and Part II--Item 1. "Legal Proceedings."

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $4.3 million, or 3.5% of net revenue in the quarter ended March 31, 1997 compared to $8.8 million, or 6.6% of net revenue in the quarter ended March 31, 1996. The Company's allowance for uncollectible accounts was $37.9 million, or 27.2% of gross accounts receivable at March 31, 1997 compared to $63.3 million, or 32.5% of gross accounts receivable at March 31, 1996. See Note 1 to the Unaudited Condensed Consolidated Financial Statements -- "Provision for Estimated Uncollectible Accounts." The decrease in the provision from the first quarter of 1996 to the first quarter of 1997 is due primarily to the Company's concentrated collection efforts over the past year.

     Operating Income (Loss). The Company recorded operating income of $8.4 million for the first quarter of 1997 compared to an operating loss of $4.9 million in the first quarter of 1996. The improvement in operating results was due to a $6.5 million improvement in gross profit and a $4.5 million decrease in the provision for estimated uncollectible accounts which are discussed above.

     Other Income (Expense). Interest expense increased by $2.5 million, from $19.0 million in the first quarter of 1996 to $21.5 million in the first quarter of 1997. This increase is due primarily to increases in interest expense of $3.5 million related to warrants and $1.4 million related to interest recorded on the Rollover Note, offset by a $1.5 million decrease in interest expense related to the Senior Credit Facility. The warrants and interest terms on the debt are described in Note 4 to the unaudited condensed consolidated financial statements.

     Income Tax Benefit. During the first quarter of 1996, the Company recorded an income tax benefit of $7.4 million based on carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items. There was no benefit recorded in the first quarter of 1997.

     Net Loss. Net loss for the first quarter of 1997 was $14.6 million compared to $17.9 million for the first quarter of 1996. The improvement was due primarily to the $6.5 million increase in gross profit, the $1.6 million decrease in SG&A and the $4.5 million decrease in the provision for estimated uncollectible accounts offset by a $2.5 million increase in interest expense and a $7.5 million decrease in the income tax benefit.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at March 31, 1997 were $16.5 million (excluding restricted cash of $2.1 million which consists principally of cash held by consolidated partnerships that may only be used for partnership operations).

     The Company's cash and cash equivalents increased $1.1 million from $15.4 million at December 31, 1996 to $16.5 million at March 31, 1997. The increase in cash and cash equivalents was due primarily to cash provided by operating activities of $3.4 million due primarily to improved collections of accounts receivable and decreased disbursement levels from cost containment measures. The Company's improved collections have included a large number of older accounts. As the Company collects or writes off its older accounts, its rate of cash collections in relation to net revenue billed may decrease in future periods. The increase in cash provided by operating activities was offset by cash used by investing activities of $2.0 million for the three months ended March 31, 1997 which was consistent with the $1.8 million at March 31, 1996.

     On February 26, 1997, the Company agreed to purchase up to $13.0 million of multi-therapy infusion pumps and related proprietary telemedicine technology over the next six to nine months from Sabratek Corporation. The Company expects to pay for the pumps out of cash flow from operations, however, it would seek to finance the purchase of these pumps, if necessary, to improve the Company's liquidity.

     On March 14, 1997 the Company entered into the Ninth Amendment to Credit Agreement which extended the maturity date of the Senior Credit Facility from March 31, 1997 to May 31, 1997. The Company is currently in discussions with the lenders under the Senior Credit Facility. The discussions involve a request for an extension until March 31, 1998, more operating flexibility and permission to invest in certain acquisitions. The Company believes that it will be successful in extending the Senior Credit Facility, however, there are no assurances that the Company will receive the extension under the requested terms. On March 28, 1997, the Company and the holder of the Rollover Notes entered into a letter agreement to defer all interest and fees due on March 31, 1997 until March 31, 1998. The Company is also pursuing discussions with the Holders of the Rollover Notes to discuss its strategic alternatives. These strategic alternatives include but are not limited to additional equity or debt financing or sales of other non-core assets, including its lithotripsy businesses. The sale by the Company of its interests in the lithotripsy partnerships would require the consent of the partners of each partnership. There can be no assurance that the Company would be able to obtain such consent or that any financing sources will be available to the Company or, if available, will be available on commercially acceptable terms to the Company. As of May 10, 1997 and since October 13, 1995, the Company has met all scheduled payments, resulting in a $85.0 million reduction of the principal balance of the Senior Credit Facility.

     Joint venture agreements within the Company's lithotripsy operations contemplate that, in certain situations, the Company would be required to purchase the minority interests in such joint ventures. During 1996, the Company acquired certain minority interests in two additional partnerships for approximately $4.7 million in cash. If, however, Coram were required to acquire the minority interest of its physician partners in each of its lithotripsy partnerships, the cost, in the aggregate, would be material to the Company. In addition there is no assurance that the Company will have the resources to make the required payments or that the lenders under the Senior Credit Facility will approve the required payments.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1995, the Company and certain of its officers and directors were named as defendants in 20 civil suits filed on behalf of individuals claiming to have purchased and sold Coram Common Stock during the time period from approximately February 16, 1995 through August 11, 1995. The suits were filled in the United States District Court for the District of Colorado (the "Colorado District Court") and were consolidated into one suit captioned, In Re: Coram Healthcare Corporation Securities Litigation, Master File No. 95-N-2074. The complaint seeks certification of a plaintiff's class. In general, the complaint alleged that the defendants made false and misleading statements to the public regarding, among other things, projected earnings, anticipated cost savings and proposed mergers. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and

Exchange Commission, and seeks unspecified compensatory damages, attorney's fees and costs. The Company sought coverage under its directors and officers insurance policies for any settlements, judgments, and costs of defense in connection with these cases, within outstanding policy limits.

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

     On March 29, 1996, a shareholder derivative suit captioned Nirmala Shevde, on behalf of Coram Healthcare Corporation v. James Sweeney, et al., File No. 96-N-722, was filed in the United States District Court for the District of Colorado. The complaint set forth substantially the same allegations as those made in the derivative lawsuit previously filed in Delaware, and sought substantially similar relief.

     On August 8, 1996, the Company announced an agreement in principle to settle the shareholder class actions and certain derivative litigation. The agreement in principle was approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $1.3 million, of which $1.0 million was reimbursed by the Company's Director's and Officer's insurance policies, and the Director's and Officer's insurance policies paid $22.3 million, including the $1.0 million payment to the Company referenced above. Additionally, the Company was required to adopt certain disclosure policies with regard to certain public statements. Under the agreement, the Company is required to issue 5.0 million freely tradable shares of Common Stock of which 1.5 million shares were issued March 11, 1997. The remaining 3.5 million shares are expected to be issued in the second or third quarters of 1997. The agreement contained several contingencies, all of which were satisfied at the time of court approval. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million charge, which was recorded in operations as a provision for shareholder litigation settlement and in shareholders equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

     On September 11, 1995, as amended on October 6, 1995, the Company filed suit against Caremark (the "Caremark Litigation") alleging fraudulent misrepresentations of the value of accounts receivable and amount of revenue, concealment of important information concerning a criminal investigation of Caremark's business practices and other material misrepresentations and breaches of contract terms. The suit seeks relief in the form of damages, including damages to the Company's business resulting from the misrepresentations and breaches by Caremark. In the complaint, filed in the Superior Court of the State of California in the City and County of San Francisco, the Company alleges, among other things, that Caremark used improper accounting practices that resulted in overstating Caremark's revenues. The complaint further alleges that Caremark falsely represented that the Office of the Inspector General investigation involving Caremark was not going to harm the value of the Caremark Business sold to the Company.

     The Company's complaint notes that Caremark represented that the Caremark Business had net assets on December 31, 1994 of $329.3 million, including $140.2 million in accounts receivable and $200.1 million in goodwill, and that its financial statements presented fairly in all material respects the financial position and results of operations. The Company alleges in its complaint that these representations, among others, were false, giving rise to claims for breach of contract and fraud. The Company seeks compensatory and punitive damages. There is a trial date of June 2, 1997.

     One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of the shareholder litigation approved in January 1997 (the "Shareholder Litigation") has asserted its contractual subrogation rights against any recovery Coram may realize in the Caremark Litigation, including any amounts received in settlement thereof, based on the alleged relationship between the Caremark Litigation and the Shareholder Litigation. The carrier alleges that this claim should be submitted to binding arbitration. As of the date hereof, no date has been set to hear such claim. If the carrier prevails, upon the resolution of the Caremark Litigation such carrier may be entitled to receive a portion of the proceeds, if any, to Coram up to the $8.8 million such carrier contributed to the settlement of the Shareholder Litigation. There can be no assurance that the other insurance carrier, which paid $15 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

     On October 12, 1995, Caremark filed suit against the Company in the United States District Court for Northern District of Illinois (File No. 95-C-5878) alleging fraudulent misrepresentation in its purchase of the Caremark Business and seeking damages of at least $100 million and punitive damages. That suit was dismissed on December 22, 1995, but the Seventh Circuit Court of Appeals reversed the ruling, concluding that Caremark's amended complaint should not be dismissed at the pleading stage. The Court of Appeals did not address the merits of Caremark's claims in the amended complaint. On January 17, 1996, Caremark also filed a cross-complaint against the Company in the Superior Court of the State of California in and for the City and County of San Francisco (File No. 972431) stating allegations similar to those in the Illinois suit and seeking damages of at least $150 million and punitive damages. Caremark subsequently dismissed all but one of its claims (in which it seeks approximately $15.0 million) in the San Francisco lawsuit.

     On May 19, 1995, a judgment was entered dismissing with prejudice a class action suit, which had been initiated against T(2) in 1992, based on the terms of a settlement agreement, pursuant to which the Company paid $25.7 million into escrow for the shareholder class in cash (of which approximately $7.8 million was contributed by the Company's insurance carriers) and issued warrants to acquire an aggregate of approximately 2.5 million shares of common Stock at an exercise price of $22.25 per share. On August 29, 1995, the plaintiffs filed a Motion to Enforce Stipulation of Settlement in which they alleged that the value of the warrants for Coram Common Stock which they received pursuant to the settlement had been artificially inflated due to the alleged fraud of the Company and certain of its officers and directors. On October 12, 1995, the court denied the Motion. The plaintiffs filed a Notice of Appeal from the Court's Order with the Eleventh Circuit Court of Appeals on November 3, 1995. The Company has moved for dismissal of the appeal on procedural grounds, and has opposed the appeal on substantive grounds. The plaintiffs have filed a motion seeking consolidation of this appeal with their appeal of the Hall case described below, which the court denied. During the pendency of this appeal, the district court ordered that both the cash and warrants previously placed in escrow be distributed to the shareholders pursuant to the terms of the settlement.

     On November 21, 1995, a separate action seeking relief (substantially similar to that sought in the preceding paragraph) was filed in the United States District Court for the Northern District of Georgia: William Hall and Barbara Lisser v. Coram Healthcare Corporation, et al. (File No. 1:950-CV-2994). This action was brought on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of the T(2) shareholder litigation described above. Plaintiffs filed an amended complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements which caused a fraud on the market and artificially inflated the price of the Company's Common Stock during the period from August 1994 through August 1995. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, fraud and breach of the covenant of good faith and fair dealing. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued with the trading price of the Company's Common Stock at its actual price and the same number of warrants at the same exercise price with the Company's Common Stock trading at its alleged true value. The defendants filed a motion to dismiss the complaint on March 13, 1996, and the motion was granted. However, Plaintiffs have appealed the dismissal to the Eleventh Circuit Court of Appeals.

     Since late 1993, the Securities and Exchange Commission ("SEC") has been conducting a formal investigation into the events that led to the restatement of T(2)'s financial statements from the periods ended December 31, 1992 and March 31, 1993 and certain other matters. The SEC has subpoenaed certain information and T(2) has responded.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
27 --    Financial Data Schedule

---------------
* Previously Filed.

  (B) Reports on Form 8-K

     On April 9, 1997, the Company filed a report on Form 8-K reporting the termination of the definitive Agreement and Plan of Merger with IHS signed on October 19, 1996 as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORAM HEALTHCARE CORPORATION

                                          By: /s/      RICHARD M. SMITH
                                            ------------------------------------
                                                      Richard M. Smith
                                                  Chief Financial Officer

May 15, 1997

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

27      --        Financial Data Schedule