Form 10-Q/A
period 1996-06-30
CORAM HEALTHCARE CORP
filed 1997-06-09
CIK 924174

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

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


     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, AS OF JUNE 5, 1996 WAS 44,180,725.


===============================================================================

This Form 10-Q/A, Amendment No. 2 adds Exhibit B to the Exclusive Distribution Agreement - Healthcare Products and Biomedical Equipment and Services Agreement between Medical Specialties Distributors, Inc. ("MSD") and the Company, dated as of June 1, 1996, which was filed as Exhibit No. 10.1 to the Form 10-Q, and modifies the material which is redacted due to its confidential nature contained in Schedule 1 to the Medical Specialties Master Service Agreement between MSD and the Company, dated as of June 1, 1996, which was filed as Exhibit 10.2 to the Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits


      EXHIBIT
       NUMBER                                      DESCRIPTION
-------------------- ------------------------------------------------------------------------
        10.1         -- Exclusive Distribution Agreement -- Healthcare Products and
                        Biomedical Equipment and Services Agreement between Medical
                        Specialties Distributors, Inc. ("MSD") and Coram, dated as of June 1,
                        1996.
        10.2         -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996.
        10.3         -- Medical Specialties Master Rental Agreement between MSD and Coram, dated as of June 1, 1996.
       *10.4         -- Coram Healthcare Litigation Memorandum of Understanding between all parties to In re Coram Healthcare Corp. Securities Litigation, Master
                        Filed No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No.
                        96-N-722, dated as of August 5, 1996.
       *27           -- Financial Data Schedule
       *99.1         -- Seventh Amendment to Credit Agreement Dated as of July 3, 1996.


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

                                            CORAM HEALTHCARE CORPORATION

                                            By: /s/  RICHARD M. SMITH
                                               ---------------------------------
                                                Richard M. Smith
                                                Chief Financial Officer


June 6, 1997

                                EXHIBIT INDEX

      EXHIBIT
       NUMBER                                      DESCRIPTION
-------------------- ------------------------------------------------------------------------
        10.1         -- Exclusive Distribution Agreement -- Healthcare Products and
                        Biomedical Equipment and Services Agreement between Medical
                        Specialties Distributors, Inc. ("MSD") and Coram, dated as of June 1,
                        1996.*
        10.2         -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996.*
        10.3         -- Medical Specialties Master Rental Agreement between MSD and Coram, dated as of June 1, 1996.*
      **10.4         -- Coram Healthcare Litigation Memorandum of Understanding between all parties to In re Coram Healthcare Corp. Securities Litigation, Master
                        Filed No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No.
                        96-N-722, dated as of August 5, 1996.
      **27           -- Financial Data Schedule
      **99.1         -- Seventh Amendment to Credit Agreement Dated as of July 3, 1996.


*(B) Reports on Form 8-K

     On July 12, 1996, the Company filed a current report on Form 8-K reporting an Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion dated as of June 30, 1996, entered into with each of the holders of the Company's outstanding 9% Subordinated Convertible Debentures due June 30, 1996.


 * Portions of this exhibit have been redacted pursuant to a request for confidential treatment made with the Securities and Exchange Commission and are reflected herein by [ ]. The Company has filed unredacted versions with the Securities and Exchange Commission under separate cover.

** Previously Filed.

Portions of this exhibit have been redacted pursuant to a request for confidential treatment made with the Securities and Exchange Commission and are reflected herein by [ ]. The Company has filed unredacted versions with the Securities and Exchange Commission under separate cover.