Form 10-Q
period 1997-06-30
CORAM HEALTHCARE CORP
filed 1997-08-13
CIK 924174

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 11, 1997, was 44,260,970.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              JUNE 30,     DECEMBER 31,
                                                                1997           1996
                                                              ---------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $   6,676     $  15,375
  Restricted cash...........................................      2,433         3,917
  Accounts receivable, net of allowance of $34,957 and
     $40,256................................................     94,090       106,763
  Inventories...............................................     15,181        14,268
  Receivable from Caremark (See Note 2).....................     45,000            --
  Deferred income taxes, net................................      4,786         4,063
  Other current assets......................................     10,089        11,884
                                                              ---------     ---------
          Total current assets..............................    178,255       156,270
Property and equipment, net.................................     19,665        16,998
Joint ventures and other assets.............................     23,224        24,654
Deferred income taxes, non-current..........................         35         1,914
Other deferred costs........................................      7,049        11,114
Goodwill, net of accumulated amortization of $57,709 and
  $50,500...................................................    327,645       334,359
                                                              ---------     ---------
          Total assets......................................  $ 555,873     $ 545,309
                                                              =========     =========
                     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  33,825     $  40,350
  Current maturities of long-term debt......................    188,838       198,033
  Deferred income taxes.....................................      1,325         1,325
  Reserve for litigation....................................      2,689         3,273
  Accrued merger and restructuring..........................     10,456        13,533
  Other accrued liabilities.................................     29,743        32,285
                                                              ---------     ---------
          Total current liabilities.........................    266,876       288,799
Long-term debt, including revolving lines of credit.........    150,774       266,641
Minority interest in consolidated joint ventures............      4,208         4,544
Other liabilities...........................................      1,386         2,155
Deferred income taxes, non-current..........................      3,496         4,652
Stockholders' equity (deficit):
  Preference stock, par value $.001, authorized 10,000
     shares, non issued.....................................         --            --
  Common Stock, par value $.001, authorized 75,000 shares,
     issued 44,181 shares in 1997 and 42,404 shares in
     1996...................................................         44            42
  Additional paid-in capital................................    406,858       390,741
  Common stock to be issued.................................     17,938        25,625
  Retained deficit..........................................   (295,707)     (437,890)
                                                              ---------     ---------
          Total stockholders' equity (deficit)..............    129,133       (21,482)
                                                              ---------     ---------
Total liabilities and stockholders' equity (deficit)........  $ 555,873     $ 545,309
                                                              =========     =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    --------------------    --------------------
                                                      1997        1996        1997        1996
                                                    ---------   --------    ---------   --------
Net revenue.......................................  $ 118,115   $133,109    $ 239,830   $264,734
Cost of service...................................     83,040     91,150      164,765    189,308
                                                    ---------   --------    ---------   --------
Gross profit......................................     35,075     41,959       75,065     75,426
Operating expenses:
  Selling, general and administrative expenses....     22,826     26,576       46,478     51,852
  Provision for estimated uncollectible
     accounts.....................................      4,104      6,831        8,392     15,584
  Amortization of goodwill........................      3,597      3,759        7,209      8,060
  Provision for (income from) litigation
     settlement...................................   (156,792)    12,500     (156,792)    12,500
                                                    ---------   --------    ---------   --------
          Total operating (income) expense........   (126,265)    49,666      (94,713)    87,996
                                                    ---------   --------    ---------   --------
Operating income (loss)...........................    161,340     (7,707)     169,778    (12,570)
Other income (expense):
  Interest expense................................    (18,230)   (20,553)     (39,726)   (39,582)
  Termination fee.................................     15,182         --       15,182         --
  Other income, net...............................      1,057        914        1,704      1,563
                                                    ---------   --------    ---------   --------
Income (loss) before income taxes and minority
  interest........................................    159,349    (27,346)     146,938    (50,589)
  Income tax expense (benefit)....................        201     (5,237)         250    (12,653)
  Minority interest in net income of consolidated
     joint ventures...............................      2,377      1,417        4,505      3,491
                                                    ---------   --------    ---------   --------
Net income (loss).................................  $ 156,771   $(23,526)   $ 142,183   $(41,427)
                                                    =========   ========    =========   ========
Earnings (loss) per share.........................  $    2.99   $  (0.58)   $    2.73   $  (1.02)
                                                    =========   ========    =========   ========
Weighted average shares outstanding...............     52,471     40,858       52,023     40,762
                                                    =========   ========    =========   ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Net cash provided by operating activities...................  $ 22,976    $ 26,369
Cash flows from investing activities:
  Purchases of property and equipment.......................    (7,822)     (2,258)
  Payments for acquisition of businesses, net of cash
     acquired...............................................      (488)     (6,712)
  Cash provided by sale of businesses.......................        --      12,757
  Other.....................................................       (52)        352
                                                              --------    --------
          Net cash (used in) provided by investing
            activities......................................    (8,362)      4,139
                                                              --------    --------
Cash flows from financing activities:
  Sales of stock, including exercise of stock options.......       384         234
  Cash paid for debt restructuring..........................        --        (250)
  Repayment of debt.........................................   (23,697)    (30,469)
                                                              --------    --------
          Net cash used in financing activities.............   (23,313)    (30,485)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........  $ (8,699)   $     23
                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Depreciation and amortization (including amortization of financing costs) was $29,710 and $27,187 in the six-month periods ended June 30, 1997 and 1996, respectively.

     Interest expense for the six months ended June 30, 1997 and 1996 consisted of the following:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               -------------------
                                                                1997        1996
                                                               -------     -------
Currently payable...........................................   $ 6,617     $10,099
Deferred payment terms......................................    18,241      15,592
Amortization of warrants and other debt costs...............    14,868      13,891
                                                               -------     -------
          Total interest expense............................   $39,726     $39,582
                                                               =======     =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During the six months ended June 30, 1997, non-cash activity included cancellation of the Company's Junior Subordinated PIK Notes totaling $120.0 million as a result of the litigation settlement with Caremark. See Note 2.

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

     The Company has made a number of acquisitions since commencing operations, the most significant of which was the acquisition of substantially all of the assets and the assumption of certain specified liabilities of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark Inc., a subsidiary of Caremark International, Inc. (collectively "Caremark") effective April 1, 1995. See Note 2 for further information. In addition, Coram acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments, other than the termination fee related to the proposed merger with Integrated Health Services, Inc. and the Caremark Litigation Settlement, are of a normal recurring nature. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Management does not believe the effects of such reclassification are material. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the periods expected to be benefited. In 1995 the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying values are reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; a historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair value of some or all of the assets.

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

     Earnings per Share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will be required to adopt for its year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the quarters ended June 30, 1997 and 1996, respectively, is not expected to be material.

     During the three and six months ended June 30, 1997, per share data was computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares outstanding are adjusted for the dilutive effect of common stock equivalents which include stock options, warrants to acquire Common Stock and common shares to be issued. In the three and six months ended June 30, 1996, per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. In 1996, the computation does not give effect to common stock equivalents (including options, warrants or common shares to be issued) as their effect would have been anti-dilutive. Fully diluted per share calculations are not presented in the financial statements because the assumed conversions of convertible debt and any additional incremental shares would be either anti-dilutive or cause de minimis dilution.

2. CAREMARK ACQUISITION & LITIGATION SETTLEMENT

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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The Company commenced a comprehensive examination of its business and operations following the second quarter of 1995, which revealed that the Caremark Business was significantly weaker than indicated by its 1994 financial statements. The revenue of the acquired Caremark Business had declined significantly in the second quarter of 1995 from $96.1 million (as reported by Caremark) in the first quarter of 1995 to approximately $83.0 million in the second quarter, or a 13.6% decline. The severity and persistence of the under-performance of the Caremark Business and the negative impact of the June 1995 guilty plea by Caremark to criminal felony charges with respect to the Company's referral sources and to employee morale, neither of which were expected at the time of the acquisition, became evident in the third quarter of 1995. The Company expected the combined business to grow and expected to realize substantial cost savings, principally through elimination of geographically duplicative branches and consolidation of corporate functions. However, for the years ended December 31, 1996 and 1995, revenue was significantly lower than the pro forma combined 1994 revenue of $924.0 million. The anticipated cost savings were offset by that revenue decline, and the Company incurred and has continued to incur substantial losses since the acquisition of the Caremark Business. During 1995, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations upon concluding that certain receivables for services rendered prior to April 1, 1995 were uncollectible and its sole source of recovery was its lawsuit against Caremark. The Company filed its initial complaint against Caremark on September 11, 1995.

     On June 30, 1997, the Company entered into a settlement agreement with Caremark. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $120.0 million as of June 30, 1997 were canceled with all payments thereunder to be forgiven and Caremark agreed to pay $45.0 million in cash to the Company on or before September 1, 1997. Additionally, as part of the settlement Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. This assignment of claims includes claims for damages sustained by Caremark in defending and settling the lawsuit. See Note 8 and Part
II -- Item 1, "Legal Proceedings." During the quarter ended June 30, 1997, the Company recorded settlement income of $156.8 million which represents the $165.0 million settlement less related costs of $8.2 million as follows: (i) legal costs of $3.5 million related to the settlement, subrogation claims by Coram's insurance carriers and the suit against Price Waterhouse (See Note 8). (ii) $2.2 million related to the reconciliation of amounts potentially due to Caremark and
(iii) $2.5 million related to uncollectible accounts receivable acquired from Caremark in excess of established reserves.

3. TERMINATED MERGER WITH IHS

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

     On March 30, 1997, Coram, IHS and Merger Sub executed an amendment to the Merger Agreement (the "Amendment"), which was to become effective at 5:00 p.m. E.S.T. on Friday, April 4, 1997. On April 4, 1997, the Company received from IHS a written notice of termination of the Amendment and of the Merger Agreement. Pursuant to the terms of the Merger Agreement and as a result of such termination, IHS paid the Company $21.0 million on May 6, 1997. Accordingly, in the second quarter of 1997 the Company recorded other income of $15.2 million, representing the $21.0 million termination fee less legal, professional and other costs related to the terminated merger of $5.8 million.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4. ACQUISITIONS AND RESTRUCTURING

     During the first six months of 1997, the Company has not completed any acquisitions. The Company's acquisition activity in 1996 was limited to the completion of the purchase of certain minority interests in two lithotripsy joint ventures for approximately $0.5 million and $4.2 million in the three and six months ended June 30, 1996, respectively. Individually and in the aggregate, the acquisitions were not considered material to the Company's financial position or results of operations.

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is based on the financial performance of the acquired companies. The Company may be required to pay approximately $2.6 million, subject to increase, under such contingent obligations based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.6 million of these contingent obligations, subject to increase, may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the quarter and six months ended June 30, 1997 totaled $0.3 million and $0.5 million, respectively.

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

     In 1997, net revenue of the Company does not include revenue from non-core businesses that were discontinued or disposed of as part of the Coram Consolidation Plan. However, in the three and six months ended June 30, 1996 net revenue included approximately $0.2 million and $3.0 million, respectively, in revenue from non-core businesses. Operating results from businesses that were discontinued or disposed were not material.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has substantially completed the consolidation process contemplated by both the Coram and Caremark Business Consolidation Plans. During 1995, a pre-tax benefit of $19.6 million was recorded to operations based on a continuous evaluation of the accruals and estimated costs to complete the plans.

     No amounts were recorded subsequent to December 31, 1995, however, the Company may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reduction costs are resolved. Under the two plans, the Company has made total payments and asset disposals through June 30, 1997 as follows (in thousands):

                                                       CHARGES THROUGH                  BALANCE AT
                                                        JUNE 30, 1997                 JUNE 30, 1997
                                              ---------------------------------   ----------------------
                                                  CASH       NON-CASH             FUTURE CASH     TOTAL
                                              EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                              ------------   --------   -------   ------------   -------
Coram Consolidation Plan:
  Merger Costs..............................    $26,900      $   600    $27,500      $1,000      $28,500
                                                =======      =======    =======      ======      =======
  Personnel Reduction Costs.................    $19,900      $   600    $20,500      $  700      $21,200
  Facility Reduction Costs..................     11,200       21,500     32,700         900       33,600
  Discontinuance Costs......................      1,450       29,400     30,850         850       31,700
                                                -------      -------    -------      ------      -------
          Total Restructuring Costs.........    $32,550      $51,500    $84,050      $2,450      $86,500
                                                =======      =======    =======      ======      =======
Caremark Business Consolidation Plan:
  Personnel Reduction Costs.................    $11,800      $    --    $11,800      $   --      $11,800
  Facility Reduction Costs..................      8,150        3,900     12,050       4,150       16,200
                                                -------      -------    -------      ------      -------
          Total Restructuring Costs.........    $19,950      $ 3,900    $23,850      $4,150      $28,000
                                                =======      =======    =======      ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at June 30, 1997 consists of future cash expenditures of $7.6 million referenced above and $2.9 million of other accruals. The Company currently estimates that the future cash expenditures related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods: 51% through June 30, 1998, 7% through June 30, 1999, 3% through June 30, 2000, and 39% through June 30, 2001, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of June 30, 1997 to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

5. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1997          1996
                                                              ---------   ------------
Senior Credit Facility......................................  $ 135,000    $ 157,700
Rollover Note, including accrued interest (Bridge Note
  through April 6, 1996)....................................    202,450      189,013
Junior convertible subordinated PIK note, due October 1,
  2005, plus interest payable semiannually at 7%,
  convertible into Common Stock at the conversion rate of
  $27, including accrued interest...........................         --       84,609
Junior non-convertible subordinated PIK note, due October 1,
  2005, plus interest payable semiannually at 12%, including
  accrued interest..........................................         --       30,669
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................      2,162        2,683
                                                              ---------    ---------
                                                                339,612      464,674
Less current scheduled maturities...........................   (188,838)    (198,033)
                                                              ---------    ---------
                                                              $ 150,774    $ 266,641
                                                              =========    =========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. At December 31, 1996, these agreements included (i) borrowings under a Credit Agreement with Chase Manhattan Bank (formally Chemical Bank) as Agent ("the Senior Credit Facility") (ii) a Rollover Note ("Rollover Note") issued to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and
(iii) Junior Subordinated PIK Notes.

     During the six months ended June 30, 1997 and in consideration of the then proposed Merger Agreement with IHS, the Company entered into a Ninth Amendment to the Senior Credit Facility on March 14, 1997 which extended the maturity date from March 31, 1997 to May 31, 1997. 2, 1997, the Company refinanced $150.0 million owed its lenders under the Senior Credit Facility through a refinancing transaction with Goldman Sachs Credit Partners L.P. ("GSCP"). GSCP acquired the debt through an assignment from Chase Manhattan Bank and entered into a Tenth Amendment to the Senior Credit Facility (the "Amendment"). The Amendment extended the maturity date of the Senior Credit Facility from May 31, 1997 to the earlier of (i) the date on which any obligation under the Rollover Note becomes payable in cash (currently March 31, 1998) or (ii) May 31, 1998 (the "Maturity Date"). The Amendment also reinstated the Company's ability to borrow and repay loans under the revolving portion of the Senior Credit Facility, allowed the Company to make certain business acquisitions not previously permitted, modified interest rates and revised certain financial and other covenants.

     At June 30, 1997, the Company had $135.0 million outstanding under the Senior Credit Facility. Interest is based on margins over certain domestic and foreign indices and was 8.94% on June 30, 1997. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net proceeds from sales of assets, other than those sold in the ordinary course of business, and any excess cash balances, as modified by the Amendment, must be applied to prepayment of the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The principal covenants relate to maintenance of minimum levels of operating cash flow and minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). At June 30, 1997, the Company was in compliance with these covenants.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     On October 13, 1995, in conjunction with the restructuring of the Senior Credit Facility, Chase Manhattan Bank received warrants to purchase 2.6 million shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly owned subsidiary of the Company and the immediate parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. These warrants were valued at $8.0 million, their fair value at date of issuance, and were accounted for as interest expense through April 30, 1997. In the quarter and six months ended June 30, 1997, $0.5 million and $1.7 million, respectively, was charged to interest expense related to these warrants.

     The Rollover Note was originally issued to DLJ as an unsecured obligation of the Company, in the principal amount of $150.0 million with a maturity date of October 6, 2000. On May 1, 1997, a group of investors consisting of Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital (collectively "the Holders") purchased the Rollover Note and all of the rights to the warrants thereunder. The interest rate on the Rollover Note is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21% per annum. The rate as of June 30, 1997 was approximately 15.5%. Pursuant to a letter agreement dated March 28, 1997 between the Company and DLJ, payment of interest on the Rollover Note, the funding fee and the duration fees which had been due March 31, 1997 was deferred to March 31, 1998. During the quarter and six months ended June 30, 1997, an additional $6.5 million and $13.4 million, respectively, was accrued on the Rollover Note for a total unsecured obligation in the amount of $202.5 million (including duration and funding fees of approximately $5.0 million). The agreement pursuant to which the Rollover Note was issued contains customary covenants and events of default. At June 30, 1997, the Company was in compliance with all of these covenants.

     DLJ had previously been granted the right to receive certain warrants to purchase common stock on an accelerated basis (see below), and the right to appoint one director to the Company's Board of Directors, which occurred in November 1995. Effective May 1, 1997, DLJ resigned its position on the Company's Board of Directors concurrent with the sale of the Rollover Note. The Company believes the Holders do not have the right to appoint a director.

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

0-89 days(Issued December 30, 1995).........................     0.50%
90-179 days (Issued March 29, 1996).........................     1.00%
180-269 days (Issued June 27, 1996).........................     1.00%
270-359 days (Issued September 25, 1996)....................     1.50%
360-449 days (Issued December 24, 1996).....................     2.00%
450-539 days (Issued March 24, 1997)........................     2.50%
540-629 days (Issued June 22, 1997).........................     2.50%
630-719 days................................................     3.00%
720-809 days................................................     3.00%
810 days and thereafter.....................................     3.00%
                                                                -----
                                                                20.00%
                                                                =====

     Warrants issued to the Holders are accounted for as interest expense and additional paid-in capital. Through June 30, 1997, warrants to purchase approximately 4.7 million shares of the Company's common

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

stock have been reserved in escrow with a value of $19.0 million. The value was determined as of the date the warrants were issued. Interest expense recorded during the quarter and six months ended June 30, 1997, related to these warrants, was $4.3 million and $8.6 million, respectively.

     Pursuant to the terms of the Senior Credit Facility and the Rollover Note, the Company is currently precluded from declaring or paying dividends on its capital stock.

     The Junior Subordinated PIK Notes were issued to Caremark in connection with the acquisition of the Caremark Business. On June 30, 1997 the Company entered into a settlement with Caremark. Under the terms of the settlement, Caremark has canceled the Junior Subordinated PIK Notes totaling $120.0 million as of June 30, 1997, with all payments thereunder to be forgiven. See Note 2,
Note 8 and Part II -- Item 1, "Legal Proceedings."

6. STOCK OPTION PLANS

     On May 16, 1997, the Company's Board of Directors recognized that the exercise price of certain stock options issued under the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan were significantly out of the money as a result of a substantial decline in Coram's stock price. To better incentivize and retain employees of the Company, options held by substantially all non-director employees to purchase in the aggregate 2.8 million shares of the Company's Common Stock were repriced to reflect an exercise price of $2.625 per share, representing the fair market value on the date of such repricing.

7. INCOME TAXES

     During the quarter and six months ended June 30, 1997, the Company recorded income tax expense of $0.2 million and $0.3 million, respectively. Accordingly, the effective income tax expense rates for the quarter and six months ended June 30, 1997 differ substantially from the expected combined federal and state income tax expense rates calculated using applicable statutory rates.

     The Company has deferred tax assets and liabilities of $4.8 million, respectively. Deferred tax assets equal $113.7 million less a $108.9 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

8. LITIGATION

     The Company is a party to certain litigation that could, if their outcomes were unfavorable, have a material adverse effect on the Company's financial position, results of operations and liquidity. This litigation includes actions by plaintiffs in the Shareholder Litigation (as defined below) which was initiated against T(2) in 1992 related to the T(2)Settlement Agreement and the subrogation claims by Coram's insurance carriers as described below. The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these matters cannot be presently determined. See also Part II -- Item 1. "Legal Proceedings."

     One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of the Shareholder Litigation (as defined below) approved in January 1997, has asserted its contractual subrogation rights against any recovery Coram has realized in the Caremark Litigation (as defined below), including any amounts received in settlement thereof, based on the alleged relationship between the Caremark Litigation

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

and the Shareholder Litigation. This claim has been submitted to binding arbitration. If the carrier prevails, such carrier may be entitled to receive a portion of the amount paid to Coram in settlement of the Caremark Litigation up to the approximate $8.8 million such carrier contributed to the settlement of the Shareholder Litigation. There can be no assurance that the other insurance carrier, which paid $15.0 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

     On June 30, 1997, the Company entered into a settlement of a lawsuit filed against Caremark (the "Caremark Litigation") relating to the acquisition of the Caremark Business. The Caremark Litigation was originally filed in September 1995 in San Francisco Superior Court. Under the settlement, the Junior Subordinated PIK Notes totaling $120.0 million as of June 30, 1997 were canceled with all payments thereunder to be forgiven. Additionally, Caremark agreed to pay $45.0 million in cash on or before September 1, 1997. As a result, the Company recorded income from litigation settlement of $156.8 million during the second quarter of 1997. See Note 2.

     On July 7, 1997, Coram filed suit against Price Waterhouse LLP in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement of the Caremark Litigation, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. This assignment of claims includes claims for damages sustained by Caremark in defending and settling the lawsuit. See Note 2.

     On August 8, 1996, the Company announced an agreement in principle to settle certain shareholder class actions and derivative litigation ("Shareholder Litigation"). The agreement in principle was approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $0.3 million and the Company's director's and officer's insurance policies paid approximately $22.3 million. Additionally, the Company was required to adopt certain disclosure policies with regard to certain public statements. Under the agreement the Company is required to issue 5.0 million freely tradable shares of Common Stock of which 1.5 million shares were issued March 11, 1997. Subject to a claims administration process, the Company believes that the remaining 3.5 million shares will be issued in the third or fourth quarters of 1997. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million, which was recorded in operations as a provision for shareholder litigation settlement and in stockholders equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

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

  BACKGROUND

     Business Strategy. The Company's business strategy is focused on the basic factors that could lead to profitability: revenue generation programs, cost reduction, quality improvement and cash collections. The Company continues to focus on business relationships where it can assure high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its physician relationships and also has continued the development of its specialty programs such as one-stop shopping for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs, mail order prescription and pharmacy benefit management services and women's health programs. Cost reduction efforts have focused on field consolidation, reduction of corporate expenses, assessment of poorly performing branches and a review of branch efficiencies. Delivery of quality service is being closely monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     With the settlement of the Caremark Litigation and the termination of the proposed IHS Merger, management of the Company is now able to consider strategic alternatives for the Company and its operations to enable the Company to seek to realize its potential in the changing market for alternate site infusion therapy services. Strategic alternatives currently being considered by the Company include, among others, (i) a refinancing of the Rollover Note during the third quarter to reduce interest expense and to prevent further dilution through the issuance of additional warrants, (ii) the pursuit of opportunities in its core alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's core business and (iii) the sale of non-core businesses including the Company's interests in the lithotripsy partnerships. The Company has retained Bear Stearns & Co. Inc. to assist in its formulation of its business strategy. Any sale of the Company's lithotripsy business would require the consent of the partners of each partnership and there can be no assurance that such consents could be obtained. Further, there can be no assurance that the Company will be able to obtain refinancing or effect other strategic alternatives pursued by the Company on commercially acceptable terms to the Company.

     Factors Adversely Affecting Recent Operating Results. The most significant factor affecting the Company's operating performance and financial condition is the continuing decline in revenue and patient census due to the following factors:

          (i) the under-performance of the Caremark Business from what the Company expected at the time of acquisition. The Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. However, the revenue of the acquired Caremark Business declined significantly after the acquisition in the second quarter of 1995 and has continued through the second quarter of 1997. Further, the Company believes the guilty plea by Caremark related to criminal felony charges in June 1995 has negatively impacted revenue referral sources and employee morale throughout the Company, further contributing to a loss of revenue. In addition, during the first quarter of 1996, Caremark announced a settlement with private indemnity payors with whom Caremark did business before selling the Caremark Business to the Company. The Company believes the causes underlying the Caremark settlements have also had an adverse effect on its business. On June 30, 1997, the Company entered into a settlement with Caremark for $165.0 million. See Part II., Item 1, Legal Proceedings and Notes 2 and 8 to the Unaudited Condensed Consolidated Financial Statements.

          (ii) distractions in its revenue generation programs during the pendency of the IHS Merger which the Company entered into on October 19, 1996. Pursuant to the terms of the Merger Agreement, IHS paid the Company $21.0 million on May 6, 1997 following the termination of the Merger Agreement on April 4, 1997. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

          (iii) ongoing pricing pressure in the Company's core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers. To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis. The amounts of revenue the Company receives from its agreements with managed care payors that include capitated or other risk sharing fee arrangements are not material to the Company's infusion revenue taken as a whole.

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity, managed care and governmental payors, respectively, for the three months ended, June 30, 1997, March 31, 1997, December 31, 1996 and June 30, 1996:

                                                                   THREE MONTHS ENDED
                                                    -------------------------------------------------
                                                    JUNE 30,    MARCH 31,    DECEMBER 31,    JUNE 30,
                                                      1997        1997           1996          1996
                                                    --------    ---------    ------------    --------
Private Indemnity Insurance and Other Payors......     28%          29%           31%           36%
Managed Care Organizations........................     44%          43%           43%           34%
Medicare and Medicaid Programs....................     28%          28%           26%           30%
                                                      ---          ---           ---           ---
          Total...................................    100%         100%          100%          100%
                                                      ===          ===           ===           ===

          (iv) technological advances in drug delivery systems and the development of new medical treatments that cure certain complex diseases or reduce the need for healthcare services. For example, oral drugs such as protease inhibitors have assisted persons living with HIV and AIDS to remain healthier longer, thereby reducing their need for multiple infusion therapies provided by the Company.

     The Company has also experienced a disruption in certain relationships as a result of its headcount reductions and consolidation. In addition, the Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company. The Company also continued to experience a shift to higher cost therapies and shorter lengths of stay which typically have a higher cost of service. There can be no assurance that these factors will not continue which may have an adverse effect on the financial position, results of operations and liquidity of the Company.

RESULTS OF OPERATIONS

CERTAIN QUARTERLY COMPARISONS

 THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
 1997

     The following summarizes the Company's results of operations for the three months ended June 30, 1997 and March 31, 1997 (unaudited; in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     MARCH 31,
                                                                1997         1997
                                                              ---------    ---------
Net revenue.................................................  $ 118,115     $121,715
Cost of service.............................................     83,040       81,725
                                                              ---------     --------
Gross profit................................................     35,075       39,990
Operating expenses:
  Selling, general and administrative expenses..............     22,826       23,652
  Provision for estimated uncollectible accounts............      4,104        4,288
  Amortization of goodwill..................................      3,597        3,612
  Income from litigation settlement.........................   (156,792)          --
                                                              ---------     --------
          Total operating expense...........................   (126,265)      31,552
                                                              ---------     --------
Operating income............................................    161,340        8,438
Other income (expense):
  Interest expense..........................................    (18,230)     (21,496)
  Termination fee...........................................     15,182           --
  Other income, net.........................................      1,057          647
                                                              ---------     --------
Income (loss) before income taxes and minority interest.....    159,349      (12,411)
  Income tax expense........................................        201           49
  Minority interest in net income of consolidated joint
     ventures...............................................      2,377        2,128
                                                              ---------     --------
Net income (loss)...........................................  $ 156,771     $(14,588)
                                                              =========     ========
Net income (loss) per share.................................  $    2.99     $  (0.34)
                                                              =========     ========
Weighted average common shares outstanding..................     52,471       42,890
                                                              =========     ========

     Net Revenue. Net revenue decreased by $3.6 million or 3.0%, from $121.7 million in the first quarter of 1997 to $118.1 million in the second quarter of 1997. The decrease is due primarily to a decrease in patient census of approximately 3.0% attributable to: (i) the continued impact of the under-performance of the Caremark Business (ii) the distractions related to the pendency of the IHS Merger (iii) the shift in the treatment of persons living with HIV and AIDS away from infusion therapy and (iv) the continued shift to higher cost therapies and shorter lengths of stay which typically have a higher cost of service. In addition, the Company continues to experience a shift in payor mix from private indemnity insurance to managed care organizations. See "Factors Adversely Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased by $4.9 million from $40.0 million in the first quarter of 1997 to $35.1 million in the second quarter of 1997. This is due to a decrease in net revenue of $3.6 million and an increase in cost of clinical service of $2.5 million offset by a decrease in the cost of goods sold of $1.0 million.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses decreased slightly to $22.8 million in the second quarter of 1997 compared from $23.7 million in the first quarter of 1997 as a result of the continuing strategy to reduce unnecessary corporate and field administrative costs. During the three months ended March 31, 1997 and June 30, 1997, SG&A includes $0.6 million and $1.2 million, respectively, for collection agency fees related to the Company's concentrated accounts receivable collection efforts.

     Income From Litigation Settlement. The Company recorded income from litigation settlement, net of related costs, of $156.8 million in the second quarter of 1997 in connection with the settlement of the Caremark Litigation. See Part II -- Item 1. "Legal Proceedings" and Notes 2 and 8 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income. The Company recorded operating income of $161.3 million for the second quarter of 1997 compared to $8.4 million for the first quarter of 1997. Eliminating the effects of the $156.8 million income from litigation settlement, operating income for the second quarter ended June 30, 1997 was $4.5 million. The decrease can be attributed primarily to the decrease in net revenue of $3.6 million and the increase in cost of service of $1.3 million.

     Interest Expense. Interest expense decreased by $3.3 million, from $21.5 million in the first quarter of 1997 to $18.2 million in the second quarter of 1997. The decrease was due primarily to a decrease in the amortization of deferred financing costs related to the Senior Credit Facility. Interest expense currently payable was $3.3 million in both the first and second quarters of 1997. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

     Termination Fee. The Company recorded termination fee income, net of related costs, of $15.2 million in the second quarter of 1997 in connection with the termination of the merger with IHS. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Net Income (Loss). The Company recorded net income of $156.8 for the second quarter of 1997 compared with a net loss of $14.6 million for the first quarter of 1997. The improvement is due primarily to the $156.8 million income from litigation settlement and the $15.2 million termination fee recorded in the second quarter of 1997.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

     Net Revenue. Net revenue decreased $15.0 million or 11.3%, from $133.1 million in the second quarter of 1996 to $118.1 million in the second of 1997. The decrease is due primarily to a 9.0% decrease in patient census attributable to (i) the continued impact of the under-performance of the Caremark Business
(ii) the distractions related to the pendency of the IHS Merger (iii) the shift in the treatment of persons living with HIV and AIDS away from infusion therapy and (iv) the continued shift to higher cost therapies and shorter lengths of stay which typically have a higher cost of service. In addition, the Company continues to experience a shift in payor mix from private indemnity insurance to managed care organizations. See "Factors Adversely Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $6.9 million from $42.0 million in the second quarter of 1996 to $35.1 million in the second quarter of 1997. The decrease is due to lower net revenue offset by the related reduction in cost of service. See "Factors Adversely Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $3.8 million or 14.1%, from $26.6 million in the second quarter of 1996 to $22.8 million in the second quarter of 1997. The decrease is due primarily to the continuing strategy to reduce unnecessary corporate and field administrative costs. The Company continued to incur collection agency fees and legal expenses. During the three months ended June 30, 1997 and 1996, SG&A includes $1.2 million and $0.9 million, respectively, for collection agency fees related to the Company's concentrated accounts receivable collection efforts and $0.2 million and $2.2 million, respectively, of legal fees incurred to represent the Company in various legal matters. SG&A also includes a non-recurring $1.4 million gain on the conversion of certain debentures to equity recorded in the second quarter of 1996.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $4.1 million or 3.5% of net revenue in the quarter ended June 30, 1997 compared to $6.8 million or 5.1% of net revenue in the quarter ended June 30, 1996. The decrease in the provision from the second quarter of 1996 to the second quarter of 1997 is due primarily to the Company's concentrated collection efforts over the past year as evidenced by the decrease in net days sales outstanding ("DSO") from 82 days in the second quarter of

1996 to 72 days in the second quarter of 1997. See Note 1 to the Unaudited Condensed Consolidated Financial Statements -- "Provision for Estimated Uncollectible Accounts."

     Provision For (Income From) Litigation Settlement. During the quarter ended June 30, 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark lawsuit. During the quarter ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with 5.0 million freely tradeable shares to be issued at a future date under an agreement to settle shareholder litigation. See Part II -- Item 1. "Legal Proceedings" and Notes 2 and 8 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income (Loss). The Company recorded operating income of $161.3 million for the second quarter of 1997 compared to an operating loss of $7.7 million for the second quarter of 1996. Eliminating the effects of the $156.8 million income from litigation settlement and the $12.5 million non-cash provision for shareholder litigation settlement, operating income for the quarters ended June 30, 1997 and 1996 was $4.5 million and $4.8 million, respectively.

     Interest Expense. Interest expense decreased by $2.3 million, from $20.6 million in the second quarter of 1996 to $18.2 million in the second quarter of 1997. The decrease was due primarily to a decrease in amortization of deferred financing costs related to the Senior Credit Facility of $3.1 million. Interest expense currently payable was $3.3 million and $5.1 million in the second quarter of 1997 and 1996, respectively. The warrants and interest terms on the debt are described in Note 5 to the Unaudited Condensed Consolidated Financial Statements.

     Termination Fee. The Company recorded termination fee income, net of related costs, of $15.2 million in the second quarter of 1997 in connection with the termination of the merger with IHS. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Income Tax Expense (Benefit). During the quarter ended June 30, 1997, the Company recorded income tax expense of $0.2 million compared to an income tax benefit of $5.2 million in the quarter ended June 30, 1996. The 1996 benefit was based on an estimate of 1996 carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items.

     Net Income (Loss). Net income for the second quarter of 1997 was $156.8 million compared to a net loss of $23.5 million for the second quarter of 1996. Eliminating the effects of the $156.8 income from litigation settlement and the $15.2 million termination fee recorded in the quarter ended June 30, 1997, and the $12.5 million non-cash provision for shareholder litigation settlement and the $5.2 million income tax benefit recorded during the quarter ended June 30, 1996, net loss was $15.2 million and $16.2 million for the quarters ended June 30, 1997 and 1996, respectively. The improvement was due primarily to the $3.8 million decrease in SG&A, the $2.7 million decrease in provision for estimated uncollectible accounts and the $2.3 million decrease in interest expense offset by a $6.9 million decrease in gross profit.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Net Revenue. Net revenue decreased $24.9 million or 9.4%, from $264.7 million in the six months ended June 30, 1996 to $239.8 million in the six months ended June 30, 1997. The decrease is due primarily to a 9.6% decrease in patient census which can be attributed to (i) the continued impact of the under-performance of the Caremark Business (ii) the distractions related to the pendency of the IHS Merger (iii) the shift in the treatment of persons living with HIV and AIDS away from infusion therapy and (iv) the continued shift to higher cost therapies and shorter lengths of stay which typically have a higher cost of service. In addition, the Company continues to experience a shift in payor mix from private indemnity insurance to managed care organizations. See "Factors Adversely Affecting Recent Operating Results." Also contributing to the decrease in net revenue was the sale or discontinuance of non-strategic or unprofitable businesses with revenue of approximately $3.0 million in the first six months of 1996.

     Selling, General and Administrative Expenses. SG&A decreased $5.4 million or 10.4%, from $51.9 million in six months ended June 30, 1996 to $46.5 million in the six months ended June 30, 1997. Excluding the effects of a nonrecurring $1.6 million gain on the disposal of non-core businesses and a non-recurring

$1.4 million gain on the conversion of certain debentures to equity recorded in the first six months of 1996, SG&A expense decreased $8.4 million or 16.2%. The improvement is due primarily to the Company's continuing strategy to reduce unnecessary corporate and field administrative costs. However, the Company continues to incur collection agency fees and legal expenses associated primarily with its Shareholder Litigation and the Caremark lawsuit. For the six months ended June 30, 1997 and June 30, 1996, SG&A includes $1.8 million and $1.1 million, respectively, for collection agency fees related to the Company's concentrated accounts receivable collection efforts and $1.0 million and $3.5 million, respectively, of legal fees incurred to represent the Company in various legal matters. See "Business Strategy" and Part II -- Item 1. "Legal Proceedings."

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $8.4 million or 3.5% of net revenue in the six months ended June 30, 1997 compared to $15.6 million or 5.9% of net revenue in the six months ended June 30, 1996. The decrease in the provision from the six months ended June 30, 1996 to the six months ended June 30, 1997 is due primarily to the Company's concentrated collection efforts over the past year as evidenced by the decrease in DSO from 82 days in the six months ended June 30, 1996 to 72 days in the six months ended June 30, 1997. See Note 1 to the Unaudited Condensed Consolidated Financial Statements -- "Provision for Estimated Uncollectible Accounts."

     Provision for (Income From) Litigation Settlement. During the six months ended June 30, 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark lawsuit. During the six months ended June 30, 1996, the Company recorded a non-cash provision of $12.5 million in connection with the issuance of 5.0 million freely tradeable shares that are scheduled to be issued at a future date under an agreement to settle certain shareholder litigation. See
Part II -- Item 1. "Legal Proceedings" and Notes 2 and 8 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income (Loss). The Company recorded operating income of $169.8 million for the six months ended June 30, 1997 compared to an operating loss of $12.6 million for the six months ended June 30, 1996. Eliminating the effects of the $156.8 million income from litigation settlement recorded in the first six months of 1997 and the $12.5 million non-cash provision for shareholder litigation settlement, $1.4 million gain on conversion of debentures, and the $1.6 million gain on disposal of non-core businesses recorded in the first six months of 1996, operating income improved by $16.1 million. The improvement is due primarily to decreases in the provision for estimated uncollectible accounts and SG&A expenses of $8.4 million and $7.2 million, respectively.

     Other Income (Expense). The Company recorded termination fee income, net of related costs, of $15.2 million, in the second quarter of 1997 in connection with the terminated merger with IHS. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Income Tax Expense (Benefit). Income tax expense of $0.3 million was recorded in the first six months of 1997. During the first six months of 1996, the Company recorded an income tax benefit of $12.7 million. The 1996 benefit was based on an estimate of 1996 carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items.

     Net Income (Loss). Net income for the first six months of 1997 was $142.2 million compared to a net loss of $41.4 million for the first six months of 1996. Excluding the effects of the $156.8 million income from litigation settlement and the $15.2 million termination fee recorded in the first six months of 1997 and the $12.5 million non-cash provision for shareholder litigation settlement, $1.4 million gain on conversion of debentures, and the $1.6 million gain on disposal of non-core businesses recorded in the first six months of 1996, net loss improved by $2.1 million. The improvement was due primarily to the $8.4 million decrease in SG&A, the $7.2 million decrease in the provision for estimated uncollectible accounts offset by a $12.9 million decrease in income tax benefits.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at June 30, 1997 were $6.7 million (excluding restricted cash of $2.4 million which consists principally of cash held by consolidated partnerships that may only be used for partnership operations).

     The Company's cash and cash equivalents decreased $8.7 million from $15.4 million at December 31, 1996 to $6.7 million at June 30, 1997. The decrease in cash and cash equivalents was due primarily to cash used in financing activities of $23.3 million and cash used in investing activities of $8.4 million. Cash used in financing activities consists primarily of a reduction of debt totaling $23.7 million. Cash used in investing activities consists primarily of the purchase of fixed assets of $7.8 million. The decrease in cash related to investing and financing activities was offset by cash provided by operations of $23.0 million resulting from the (i) $21.0 million payment received as a result of the termination of the proposed merger with IHS (ii) approximately $8.0 million of cash received in excess of cash disbursements due to improved cash collections of accounts receivable and decreased disbursement levels offset by
(iii) approximately $4.1 million in deferred financing fees related to the Senior Credit Facility. As the Company collects or writes off its older accounts, its rate of cash collections in relation to net revenue billed may decrease in future periods.

     On February 26, 1997, the Company agreed to purchase up to $13.0 million of multi-therapy infusion pumps and related proprietary telemedicine technology. Through August 8, 1997, the Company has purchased pumps totaling approximately $6.0 million through operating cash flow. The Company expects to continue to pay for the pumps out of cash flow from operations; however, it would seek to finance the purchase of these pumps, if necessary, to improve the Company's liquidity.

     On June 2, 1997, the Company refinanced $150.0 million owed its lenders under the Senior Credit Facility through a refinancing transaction with GSCP. GSCP acquired the debt through an assignment from Chase Manhattan Bank and entered into a Tenth Amendment to the Senior Credit Facility. The Amendment extends the maturity date of the Senior Credit Facility from May 31, 1997 to the Maturity Date as defined in Note 5 of the Unaudited Condensed Consolidated Financial Statements (currently March 31, 1998). The Amendment also reinstated the Company's ability to borrow and repay loans under the revolving portion of the Senior Credit Facility, allowed the Company to make certain business acquisitions not previously permitted, modified interest rates and revised certain financial and other covenants. In addition to the Senior Credit Facility, interest and fees accrued on the Rollover Notes are due March 31, 1998. Upon receipt of the cash proceeds due to the Company in the settlement of the Caremark Litigation, the Company intends to use substantially all net cash proceeds to reduce outstanding debt. Additionally, the Company is currently evaluating other strategic alternatives in meeting scheduled maturities of principal and interest. These strategic alternatives include but are not limited to additional equity or debt financing or sales of other non-core assets, including its lithotripsy businesses. The sale by the Company of its interests in the lithotripsy partnerships would require the consent of the partners of each partnership. There can be no assurance that the Company would be able to obtain such consents or that any financing sources will be available to the Company or, if available, will be available on commercially acceptable terms to the Company. As of August 10, 1997 and since October 13, 1995, the Company has met all scheduled payments, resulting in a $85.0 million reduction in the term loans and a $15.0 million reduction in the revolver balance of the Senior Credit Facility.

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

  FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. Most recently, on August 5, 1997, President Clinton signed into law the Budget Reconciliation Act of 1997, which provides for reductions in Medicare and Medicaid of over $115 billion and $13 billion, respectively, over five years. The impact of these reductions on the health care industry in general and the Company specifically cannot be determined at this time. Further, the Company cannot predict whether any of the above proposals or any other proposals will be adopted. No assurance can be given that the implementation of the Budget Reconciliation Act or any other reforms will not have a material adverse effect on the business of the Company.

     In addition to the above, the Health Care Financing Administration ("HCFA") previously issued a proposed rule that would, if implemented, significantly reduce the amount Medicare would reimburse its beneficiaries for the cost of lithotripsy procedures performed in an ambulatory surgery center or on an outpatient basis at a hospital. Such a proposal might result in similar efforts by other third-party payors to limit reimbursement for lithotripsy procedures. HCFA announced the new lithotripsy rates in June 1997 which could take effect as early as October 1997. The ruling, if implemented, could have an adverse effect on the financial position, results of operations and liquidity of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of the Shareholder Litigation (as defined below) approved in January 1997, has asserted its contractual subrogation rights against any recovery Coram has realized in the Caremark Litigation (as defined below), including any amounts received in settlement thereof, based on the alleged relationship between the Caremark Litigation and the Shareholder Litigation. This claim has been submitted to binding arbitration. If the carrier prevails, such carrier may be entitled to receive a portion paid to Coram, in settlement of the Caremark Litigation up to the approximate $8.8 million such carrier contributed to the settlement of the Shareholder Litigation. There can be no assurance that the other insurance carrier, which paid $15.0 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

     The Company intends vigorously to prosecute its claims and defend itself in the matter described above. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the arbitration described in the preceding paragraph cannot presently be determined. Accordingly, except for the settlement of the Shareholder Litigation (see Note 8 to the Unaudited Condensed Consolidated Financial Statements), and charges recorded for various litigation settlements that are not individually material to the Company, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the consolidated financial statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

     On November 2, 1995, a shareholder derivative suit captioned Martin J. Siegal, on behalf of Coram Healthcare Corporation v. James Sweeney et al., Civil Action No. 14646, was filed in the Court of Chancery of the State of Delaware. The factual allegations in this suit were substantially similar to the allegations in certain civil suits filed in the United States District Court for the District of Colorado, which were ultimately consolidated into one suit, as previously reported. In light of approval of a settlement in the Colorado litigation in January 1997, as reported in the Company's Form 10-Q for the quarter ended March 31, 1997, on June 11, 1997, the Siegal lawsuit was dismissed with prejudice.

     On June 30, 1997, the Company entered into a settlement of a lawsuit filed against Caremark (the "Caremark Litigation") relating to the acquisition of the Caremark Business. The Caremark Litigation was originally filed in September 1995 in San Francisco Superior Court. Under the settlement, the Junior Subordinated PIK Notes totaling $120.0 million as of June 30, 1997 were canceled with all payments thereunder to be forgiven. Additionally, Caremark agreed to pay $45.0 million in cash on or before September 1, 1997. As a result, the Company recorded income from litigation settlement of $156.8 million during the second quarter of 1997. See Note 2.

     On July 7, 1997, Coram filed suit against Price Waterhouse LLP in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement of the Caremark Litigation, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. This assignment of claims includes claims for damages sustained by Caremark in defending and settling the lawsuit. See Note 2 to the Unaudited Condensed Consolidated Financial Statements

     On August 8, 1996, the Company announced an agreement in principle to settle the Shareholder Litigation. The agreement in principle was approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $0.3 million and the Company's director's and officer's insurance policies paid approximately $22.3 million. Additionally, the Company was required to adopt certain disclosure policies with regard to certain public statements. Under the agreement the Company is required to issue 5.0 million freely tradable shares of Common Stock of which 1.5 million shares were issued March 11, 1997. Subject to a claims administration process, the Company believes that the remaining 3.5 million shares will be issued in the third or fourth quarters of 1997. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million, which was recorded in operations as a provision for shareholder litigation settlement and in stockholders equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   27      -- Financial Data Schedule

     *(B) Reports on Form 8-K
------------------------

* Previously Filed.

     On June 13, 1997, the Company filed a report on Form 8-K reporting repayment of $150 million owed its lenders under its Senior Credit Facility, originally dated April 6, 1995, through a refinancing transaction with Goldman Sachs Credit Partners L.P. as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     On June 27, 1997, the Company filed a report on Form 8-K reporting the adoption of a Stockholders Rights Agreement which provides for a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share of the Company.

     On July 9, 1997, the Company filed a report on Form 8-K reporting settlement of its lawsuit against Caremark International, Inc. and Caremark, Inc. as discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements and Part II Item 1. Legal Proceedings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORAM HEALTHCARE CORPORATION

                                          By:    /s/ RICHARD M. SMITH

                                          --------------------------------------
                                                     Richard M. Smith
                                                 Chief Financial Officer

August 13, 1997

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                    DESCRIPTION                                     PAGE
-------     ------------------------------------------------------------------------  ------------
    27      -- Financial Data Schedule..............................................