Form 10-Q
period 1997-09-30
CORAM HEALTHCARE CORP
filed 1997-11-12
CIK 924174

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       33-0615337
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)

           1125 SEVENTEENTH STREET                                  80202
                  SUITE 2100                                      (Zip Code)
                  DENVER, CO
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 292-4973

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 10, 1997, was 44,443,039.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  24,325       $  15,375
  Restricted cash...........................................          978           3,917
  Accounts receivable, net of allowance of $29,309 and
     $40,256................................................       87,724         106,763
  Inventories...............................................       12,804          14,268
  Receivable from sale of business (See Note 4).............      105,588              --
  Deferred income taxes, net................................        5,405           4,063
  Other current assets......................................       12,549          11,884
                                                                ---------       ---------
          Total current assets..............................      249,373         156,270
  Property and equipment, net...............................       18,123          16,998
  Joint ventures and other assets...........................       20,755          24,654
  Other deferred costs including income taxes...............       10,081          13,028
  Goodwill, net of accumulated amortization of $55,171 and
     $50,500................................................      256,410         334,359
                                                                ---------       ---------
          Total assets......................................    $ 554,742       $ 545,309
                                                                =========       =========

                       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  34,156       $  40,350
  Current maturities of long-term debt......................      176,706         198,033
  Deferred income taxes.....................................        1,256           1,325
  Reserve for litigation....................................        2,731           3,273
  Accrued merger and restructuring..........................        9,673          13,533
  Other accrued liabilities.................................       34,104          32,285
                                                                ---------       ---------
          Total current liabilities.........................      258,626         288,799
  Long-term debt, including revolving lines-of-credit.......      150,687         266,641
  Minority interest in consolidated joint ventures..........        1,000           4,544
  Other liabilities.........................................        1,488           2,155
  Deferred income taxes, non-current........................        4,157           4,652
  Stockholders' equity (deficit):
     Preference stock, par value $001, authorized 10,000
      shares, non issued....................................           --              --
     Common stock, par value $001, authorized 100,000
      shares,
       issued 44,412 shares in 1997 and 42,404 shares in
      1996..................................................           44              42
     Additional paid-in capital.............................      414,207         390,741
     Common stock to be issued..............................       17,937          25,625
     Retained deficit.......................................     (293,404)       (437,890)
                                                                ---------       ---------
          Total stockholders' equity (deficit)..............      138,784         (21,482)
                                                                ---------       ---------
          Total liabilities and stockholders' equity
            (deficit).......................................    $ 554,742       $ 545,309
                                                                =========       =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        1997       1996       1997       1996
                                                      --------   --------   --------   --------
Net revenue.........................................  $119,516   $131,206   $359,346   $395,940
Cost of service.....................................    82,926     86,591    247,691    275,899
                                                      --------   --------   --------   --------
Gross profit........................................    36,590     44,615    111,655    120,041
Operating expenses:
  Selling, general and administrative expenses......    23,729     26,530     70,207     78,382
  Provision for estimated uncollectible accounts....     4,135      6,766     12,527     22,350
  Amortization of goodwill..........................     3,611      3,619     10,820     11,679
  Provision for (income from) litigation
     settlement.....................................        --        250   (156,792)    12,750
                                                      --------   --------   --------   --------
          Total operating (income) expense..........    31,475     37,165    (63,238)   125,161
                                                      --------   --------   --------   --------
Operating income (loss).............................     5,115      7,450    174,893     (5,120)
Other income (expense):
  Interest expense..................................   (15,797)   (19,175)   (55,523)   (58,757)
  Termination fee...................................        --         --     15,182         --
  Gain on sale of business..........................    17,972         --     17,972         --
  Other income, net.................................       690        645      2,394      2,208
                                                      --------   --------   --------   --------
Income (loss) before income taxes and minority
  interest..........................................     7,980    (11,080)   154,918    (61,669)
  Income tax expense (benefit)......................     3,125     (1,347)     3,375    (14,000)
  Minority interest in net income of consolidated
     joint ventures.................................     2,552      2,279      7,057      5,770
                                                      --------   --------   --------   --------
          Net income (loss).........................  $  2,303   $(12,012)  $144,486   $(53,439)
                                                      ========   ========   ========   ========
Primary earnings (loss) per share...................  $   0.04   $  (0.28)  $   2.72   $  (1.30)
                                                      ========   ========   ========   ========
Fully diluted earnings per share....................  $   0.04   $     --   $   2.68   $     --
                                                      ========   ========   ========   ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Net cash provided by operating activities...................  $ 66,922   $ 36,516
Cash flows from investing activities:
  Purchases of property and equipment.......................   (14,561)    (3,607)
  Payments for acquisition of businesses, net of cash
     acquired...............................................      (558)    (6,783)
  Cash provided by sale of businesses.......................        --     12,757
  Other.....................................................       245      1,057
                                                              --------   --------
          Net cash (used in) provided by investing
           activities.......................................   (14,874)     3,424
Cash flows from financing activities:
  Sales of stock, including exercise of stock options.......       905        199
  Cash paid for debt restructuring..........................        --       (250)
  Draws on revolving line of credit.........................    10,000         --
  Repayment of debt.........................................   (54,003)   (48,007)
                                                              --------   --------
          Net cash used in financing activities.............   (43,098)   (48,058)
                                                              --------   --------
          Net increase (decrease) in cash and cash
           equivalents......................................  $  8,950   $ (8,118)
                                                              ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Depreciation and amortization (including amortization of financing costs was $41,417 and $39,211 in the nine months ended September 30, 1997 and 1996, respectively.

     Interest expense for the nine months ended September 30, 1997 and 1996 consisted of the following:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Currently payable...........................................  $ 9,724   $14,161
Deferred payment terms......................................   26,406    23,952
Amortization of warrants and other debt costs...............   19,393    20,644
                                                              -------   -------
          Total interest expense............................  $55,523   $58,757
                                                              =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During the nine months ended September 30, 1997, non-cash activity included the following:

     Cancellation of the Company's Junior Subordinated PIK Notes totaling $120.0 million as a result of the litigation settlement with Caremark. See Note 2.

     The sale of substantially all of its Lithotripsy Business (defined in Note
4) resulting in the disposition of net assets totaling approximately $82.4 million and a receivable on the sale of business of $105.6 million.

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site (outside the hospital) infusion therapy and related services throughout the United States. Other services offered by the Company include mail-order pharmacy, pharmacy benefit management and other non-intravenous infusion products and services.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Management does not believe the effects of such reclassifications are material. The results of operations for the interim periods ended September 30, 1997 are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Provision for Estimated Uncollectible Accounts. Management believes the net carrying amount of accounts receivable is fairly stated and that the Company has made adequate provision for uncollectible accounts based on all information available. However, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past.

     Earnings per Share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will be required to adopt for its year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. If Statement 128 had been in effect during the nine months ended September 30, 1997, the impact would have resulted in an increase of $0.34 per share in primary earnings per share. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

     During the three and nine months ended September 30, 1997, per share data was computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares outstanding are adjusted for the dilutive effect of common stock equivalents which include stock options, warrants to acquire common stock and common shares to be issued. In the three and nine months ended September 30, 1996, per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. In 1996, the computation does not give effect to common stock equivalents (including options, warrants or common shares to be issued) as their effect would have been anti-dilutive.

2. CAREMARK ACQUISITION & LITIGATION SETTLEMENT

     Effective April 1, 1995, the Company acquired substantially all of the assets of the alternate site infusion business (the "Caremark Business") of Caremark Inc. which resulted in substantial losses to the Company in 1995 and 1996. The Company filed its initial complaint against Caremark on September 11, 1995. On June 30, 1997, the Company entered into a settlement agreement with Caremark for $165.0 million. Under the terms of the settlement, Junior Subordinated Pay-In-Kind Notes ("Junior Subordinated PIK Notes") totaling approximately $120.0 million as of June 30, 1997 were canceled with all payments thereunder forgiven and Caremark agreed to pay $45.0 million in cash to the Company which was received in full on September 2,

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. Additionally, as part of the settlement, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. This assignment of claims includes claims for damages sustained by Caremark in defending and settling the lawsuit. During the quarter ended June 30, 1997, the Company recorded settlement income of $156.8 million which represents the $165.0 million settlement less related costs of $8.2 million.

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

     On March 30, 1997, Coram, IHS and Merger Sub executed an amendment to the Merger Agreement (the "Amendment"), which was to become effective April 4, 1997. On April 4, 1997, the Company received from IHS a written notice of termination of the Amendment and of the Merger Agreement. Pursuant to the terms of the Merger Agreement and as a result of such termination, IHS paid the Company $21.0 million on May 6, 1997. Accordingly, in the second quarter of 1997 the Company recorded other income of $15.2 million, representing the $21.0 million termination fee less legal, professional and other costs related to the terminated merger of $5.8 million.

4. SALE OF LITHOTRIPSY BUSINESS

     On August 20, 1997 the Company signed an agreement with IHS for the sale of the Company's interest in its thirteen lithotripsy partnerships, the stock of its equipment service company and certain related assets (the "Lithotripsy Business"). Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interests in the three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997 while the Company's interest in the final partnership was returned to the Company on October 21, 1997 when the escrow arrangement was terminated.

     Proceeds on the sale of the Lithotripsy Business totaled $126.6 million of which $105.6 million relates to the lithotripsy partnerships conveyed to IHS on September 30, 1997 and $21.0 million relates to the partnerships conveyed October 3, 1997. Accordingly, the Company recognized a gain of $18.0 million on the sale of business in the quarter ended September 30, 1997 and will recognize a gain of approximately $9.2 million during the quarter ended December 31, 1997.

5. ACQUISITIONS AND RESTRUCTURING

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is based on the financial performance of the acquired companies. The Company may be required to pay approximately $2.5 million, subject to increase, under such contingent obligations based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.6 million of these contingent obligations, subject to increase, may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Merger and Restructuring. As a result of the formation of Coram and the acquisition of the Caremark Business, in 1994 and 1995 the Company initiated the Coram Consolidation Plan and the Caremark Business Consolidation Plan. These plans were initiated in order to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities.

     The Company continually evaluates the accruals and estimated costs to complete the plans and may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reduction costs are resolved. Under the two plans, the Company has made total payments and asset disposals through September 30, 1997 as follows (in thousands):

                                                CHARGES THROUGH                  BALANCE AT
                                              SEPTEMBER 30, 1997             SEPTEMBER 30, 1997
                                       ---------------------------------   ----------------------
                                           CASH       NON-CASH             FUTURE CASH     TOTAL
                                       EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                       ------------   --------   -------   ------------   -------
Coram Consolidation Plan:
  Merger Costs.......................    $27,000      $   600    $27,600      $  900      $28,500
                                         =======      =======    =======      ======      =======
  Personnel Reduction Costs..........    $20,100      $   600    $20,700      $  500      $21,200
  Facility Reduction Costs...........     11,300       21,500     32,800         800       33,600
  Discontinuance Costs...............      1,900       29,400     31,300         400       31,700
                                         -------      -------    -------      ------      -------
          Total Restructuring
            Costs....................    $33,300      $51,500    $84,800      $1,700      $86,500
                                         =======      =======    =======      ======      =======
Caremark Business Consolidation Plan:
  Personnel Reduction Costs..........    $11,800      $    --    $11,800      $   --      $11,800
  Facility Reduction Costs...........      8,250        3,900     12,150       4,050       16,200
                                         -------      -------    -------      ------      -------
          Total Restructuring
            Costs....................    $20,050      $ 3,900    $23,950      $4,050      $28,000
                                         =======      =======    =======      ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at September 30, 1997 consists of future cash expenditures of $6.6 million referenced above and $3.0 million of other accruals. The Company currently estimates that the future cash expenditures related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods: 46% through September 30, 1998, 9% through September 30, 1999, 4% through September 30, 2000, and 41% through September 30, 2001, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of September 30, 1997 to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

6. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1997             1996
                                                             -------------    ------------
Senior Credit Facility.....................................    $ 115,000       $ 157,700
Rollover Note, including accrued interest..................      210,615         189,013
Junior convertible subordinated PIK note, due October 1,
  2005, plus interest payable semiannually at 7%,
  convertible into Common Stock at the conversion rate of
  $27......................................................           --          84,609
Junior non-convertible subordinated PIK note, due October
  1, 2005, plus interest payable semiannually at 12%.......           --          30,669
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment...................................        1,778           2,683
                                                               ---------       ---------
                                                                 327,393         464,674
Less current scheduled maturities..........................     (176,706)       (198,033)
                                                               ---------       ---------
                                                               $ 150,687       $ 266,641
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

     On March 14, 1997, the Company entered into a Ninth Amendment to the Senior Credit Facility which extended the maturity date from March 31, 1997 to May 31, 1997. On June 2, 1997, the Company refinanced $150.0 million owed its lenders under the Senior Credit Facility through a refinancing transaction with Goldman Sachs Credit Partners L.P. ("GSCP"). GSCP acquired the debt through an assignment from Chase Manhattan Bank. As a result, the Company and GSCP entered into a Tenth Amendment to the Senior Credit Facility (the "Amendment"). The Amendment extended the maturity date of the Senior Credit Facility from May 31, 1997 to the earlier of (i) the date on which any obligation under the Rollover Note becomes payable in cash (currently March 31, 1998) or (ii) May 31, 1998 (the "Maturity Date"). The Amendment also reinstated the Company's ability to borrow and repay loans under the revolving portion of the Senior Credit Facility, allowed the Company to make certain business acquisitions not previously permitted, modified interest rates and revised certain financial and other covenants. Interest is based on margins over certain domestic and foreign indices and was 8.94% as of September 30, 1997. The Senior Credit Facility is secured by the stock of all of the Company's subsidiaries and a collateral interest in the Company's principal bank accounts. All net proceeds from sales of assets, other than those sold in the ordinary course of business, and any excess cash balances, as modified by the Amendment, must be applied to prepayment of the Senior Credit Facility. The Senior Credit Facility contains financial covenants and conditions limiting the Company's ability to engage in certain activities. The principal covenants relate to maintenance of minimum levels of operating cash flow and minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"). At September 30, 1997, the Company was in compliance with these covenants.

     The Rollover Note was originally issued to DLJ as an unsecured obligation of the Company, in the principal amount of $150.0 million with a maturity date of October 6, 2000. On May 1, 1997, a group of investors consisting of Cerberus Partners, L.P., GSCP and Foothill Capital (collectively "the Holders") purchased the Rollover Note and all of the rights to the warrants thereunder. The interest rate on the Rollover

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Note is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21% per annum. The rate as of September 30, 1997 and the rate effective for the fourth quarter of 1997 is 16.0% and 16.25%, respectively. Pursuant to a letter agreement dated March 28, 1997 between the Company and DLJ, payment of interest on the Rollover Note, the funding fee and the duration fees which had been due March 31, 1997 was deferred to March 31, 1998. During the quarter and nine months ended September 30, 1997, an additional $8.2 million and $21.6 million, respectively, was accrued on the Rollover Note for a total unsecured obligation of $210.6 million (including duration and funding fees of approximately $5.0 million). The agreement pursuant to which the Rollover Note was issued contains customary covenants and events of default. At September 30, 1997, the Company was in compliance with all of these covenants.

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

0-89 days(Issued December 30, 1995).........................   0.50%
90-179 days (Issued March 29, 1996).........................   1.00%
180-269 days (Issued June 27, 1996).........................   1.00%
270-359 days (Issued September 25, 1996)....................   1.50%
360-449 days (Issued December 24, 1996).....................   2.00%
450-539 days (Issued March 24, 1997)........................   2.50%
540-629 days (Issued June 22, 1997).........................   2.50%
630-719 days (Issued September 20, 1997)....................   3.00%
720-809 days................................................   3.00%
810 days and thereafter.....................................   3.00%
                                                              -----
                                                              20.00%
                                                              =====

     Warrants issued to the Holders are accounted for as interest expense and additional paid-in capital. Through September 30, 1997, warrants to purchase approximately 6.0 million shares of the Company's common stock have been reserved to satisfy its obligations under the securities purchase agreement related to the Rollover Note. The value is determined as of the date the warrants are vested. Interest expense recorded during the quarter and nine months ended September 30, 1997, related to these warrants, was $2.9 million and $11.5 million, respectively.

     The Company is currently in substantive negotiations with the lenders under the Senior Credit Facility and the Holders of the Rollover Notes with regard to restructuring of certain aspects of such debt facility and instruments. Under the terms currently being negotiated, the Company would be permitted to pay down permanently its Senior Credit Facility to $80.0 million and would be further allowed to pay down the Rollover Notes by approximately $100.0 million as well as defer interest payments under the Rollover Notes to September 30, 1998. Additionally, the parties are also negotiating permanent reductions in the number of warrants to purchase shares of the Company's common stock that vest quarterly so long as the Rollover Notes

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

are outstanding, such reductions to be proportionate to any pay down on the Rollover Notes. However, there is no assurance that any restructuring will be consummated or, if consummated that it will be on the terms described above.

     The Junior Subordinated PIK Notes were issued to Caremark in connection with the acquisition of the Caremark Business. On June 30, 1997 the Company entered into a settlement with Caremark. Under the terms of the settlement, Caremark canceled the Junior Subordinated PIK Notes totaling $120.0 million as of June 30, 1997, with all payments thereunder forgiven. See Note 2.

7. STOCK OPTION PLANS

     On May 16, 1997, the Company's Board of Directors recognized that the exercise price of certain stock options issued under the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan were significantly out of the money as a result of a substantial decline in Coram's stock price. To better incentivize and retain employees of the Company, options held by substantially all non-director employees to purchase in the aggregate 2.8 million shares of the Company's Common Stock were repriced to reflect an exercise price of $2.625 per share, representing the fair market value of the Company's common stock on the date of such repricing.

8. INCOME TAXES

     During the quarter and nine months ended September 30, 1997, the Company recorded income tax expense of $3.2 million and $3.4 million, respectively. The effective income tax rates for the quarter and nine months ended September 30, 1997 differ substantially from the statutory rates as a result of the utilization of net operating loss carry-forwards partially offset by income tax expense related to the sale of the Lithotripsy Business.

     As of September 30, 1997, the Company has deferred tax assets of $5.4 million resulting from deferred tax assets totaling $113.7 million less a $108.3 million valuation allowance. These assets are offset by deferred tax liabilities of $5.4 million. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carry-forwards that are deductible against future taxable income.

9. LITIGATION

     The Company is a party to certain previously disclosed litigation that could, if their outcomes were unfavorable, have a material adverse effect on the Company's financial position, results of operations and liquidity. The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these matters cannot be presently determined. See also Part II -- Item 1. "Legal Proceedings."

     On June 30, 1997, the Company entered into a settlement of a lawsuit filed against Caremark (the "Caremark Litigation") relating to the acquisition of the Caremark Business. The Caremark Litigation was originally filed in September 1995 in San Francisco Superior Court. Under the settlement, the Junior Subordinated PIK Notes totaling $120.0 million as of June 30, 1997 were canceled with all payments thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash which was paid in full on September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. As a result, the Company recorded income from litigation settlement of $156.8 million during the second quarter of 1997. See
Note 2.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     On July 7, 1997, Coram filed suit against Price Waterhouse LLP in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement of the Caremark Litigation, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP as a result of audits and reviews of Caremark's financial statements. This assignment of claims includes claims for damages sustained by Caremark in defending and settling the lawsuit.

     One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of certain shareholder class actions and derivative litigation (the "Shareholder Litigation") approved in January 1997, asserted its contractual subrogation rights against the recovery Coram realized in the settlement of the Caremark Litigation, including any amounts received in settlement thereof, based on the alleged relationship between the Caremark Litigation and the Shareholder Litigation. On October 31, 1997, the parties agreed upon the terms of a mutual release. There can be no assurance that the other insurance carrier, which paid $15.0 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

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

BACKGROUND

     Business Strategy. The Company's business strategy is focused on the basic factors that could lead to profitability: revenue generation programs, cost reduction, quality improvement and cash collections. The Company continues to focus on business relationships where it can assure high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its physician relationships and also has continued the development of its specialty programs such as onestop shopping for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs, mail order prescription and pharmacy benefit management services and women's health programs. Cost reduction efforts have focused on field consolidation, reduction of corporate expenses, assessment of poorly performing branches and a review of branch efficiencies. Delivery of quality service is being closely monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     With the settlement of the Caremark Litigation and the termination of the proposed IHS Merger in the nine months ended September 30, 1997, management of the Company is now focused on strategic alternatives for the Company and its operations to enable the Company to realize its potential in the changing market for alternate site infusion therapy services. Future strategic alternatives currently being considered by the Company include, among others, (i) the pursuit of opportunities in its core alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's core business and (ii) completion of the refinancing of its debt instruments in the fourth quarter to reduce interest expense and to prevent further dilution through the issuance of additional warrants. The Company is pursuing strategic acquisitions and has retained Bear Stearns & Co. Inc. to assist in its pursuit. There can be no assurance that the Company will be able to obtain refinancing or effect other strategic alternatives pursued by the Company on commercially acceptable terms to the Company.

     In addition to the settlement of the Caremark Litigation and the termination of the proposed IHS Merger, other events that impacted the Company during the nine months ended September 30, 1997 or may impact the Company in the future include: (i) completion of the sale of the Lithotripsy Business allowing the Company to substantially reduce its obligations under its credit arrangements and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business (ii) pending negotiations with its principal lenders to restructure certain aspects of its debt instruments permitting the Company to further pay down its debt obligations thereby reducing interest expense and preventing further dilution through the issuance of additional warrants and (iii) recent events negatively impacting major competitors in the home healthcare industry. Combined, management believes these factors have improved the Company's financial prospects, improved and stabilized relationships with payors and referral sources, and improved its position within the home healthcare industry.

     Factors Affecting Recent Operating Results. The most significant factors affecting the Company's recent operating performance and financial condition are as follows:

          (i) settlement of the Caremark Litigation for $165.0 million on June 30, 1997. See Notes 2 and 9 to the Unaudited Condensed Consolidated Financial Statements. Through 1995 and 1996, the Company suffered a loss of revenues from under-performance of the Caremark Business compared to original expectations, a negative impact on revenue referral sources and employee morale throughout the Company. In addition, the Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. With the settlement of the Caremark Litigation, the Company is now focused on strategic alternatives for the Company and its operations to seek to realize its potential in the changing market for alternate site infusion therapy services.

          (ii) sale of the Lithotripsy Business in the third quarter of 1997 allowing the Company to substantially reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business thereby further improving its financial position.

          (iii) distractions in its revenue generation programs in the first and second quarters of 1997 during the pendency of the IHS Merger which was terminated April 4, 1997. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

          (iv) ongoing pricing pressure in the Company's core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers.

          The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity, managed care and governmental payors, respectively, for the three months ended, September 30, 1997, June 30, 1997, December 31, 1996 and September 30, 1996:

                                                      THREE MONTHS ENDED
                                    -------------------------------------------------------
                                    SEPTEMBER 30,   JUNE 30,   DECEMBER 31,   SEPTEMBER 30,
                                        1997          1997         1996           1996
                                    -------------   --------   ------------   -------------
Private Indemnity Insurance and
  Other Payors....................       27%           28%          31%            34%
Managed Care Organizations........       45%           44%          43%            40%
Medicare and Medicaid Programs....       28%           28%          26%            26%
                                        ----          ----         ----           ----
          Total...................      100%          100%         100%           100%
                                        ====          ====         ====           ====

          (v) technological advances in the development of new medical treatments for complex diseases that reduce the need for certain infusion therapy services provided by the Company. For example, oral drugs such as protease inhibitors have assisted persons living with HIV and AIDS to remain healthier longer.

          (vi) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company.

     Management believes that the Company's financial position and its standing within the home healthcare industry improved in the quarter ended September 30, 1997 primarily through the stabilization of relationships with payors and referral sources. Additionally, management believes that its focus on strategic alternatives for the Company and its operations will positively impact its core business and operations in future periods. However, there can be no assurance that the improvement will continue or that factors noted above will not have an adverse effect on the financial position, results of operations and liquidity of the Company.

RESULTS OF OPERATIONS

  Certain Quarterly Comparisons

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     The following summarizes the Company's results of operations for the three months ended September 30 and June 30, 1997 (unaudited; in thousands, except per share data):

                                                                 THREE MONTHS ENDED
                                                             --------------------------
                                                             SEPTEMBER 30,    JUNE 30,
                                                                 1997           1997
                                                             -------------    ---------
Net revenue................................................    $119,516       $ 118,115
Cost of service............................................      82,926          83,040
                                                               --------       ---------
Gross profit...............................................      36,590          35,075
Operating expenses:
  Selling, general and administrative expenses.............      23,729          22,826
  Provision for estimated uncollectible accounts...........       4,135           4,104
  Amortization of goodwill.................................       3,611           3,597
  Income from litigation settlement........................          --        (156,792)
                                                               --------       ---------
          Total operating (income) expense.................      31,475        (126,265)
                                                               --------       ---------
Operating income...........................................       5,115         161,340
Other income (expense):
  Interest expense.........................................     (15,797)        (18,230)
  Termination fee..........................................          --          15,182
  Gain on sale of business.................................      17,972              --
  Other income, net........................................         690           1,057
                                                               --------       ---------
Income before income taxes and minority interest...........       7,980         159,349
  Income tax expense.......................................       3,125             201
  Minority interest in net income of consolidated joint
     ventures..............................................       2,552           2,377
                                                               --------       ---------
          Net income.......................................    $  2,303       $ 156,771
                                                               ========       =========
Primary earnings per share.................................    $   0.04       $    2.99
                                                               ========       =========
Fully diluted earnings per share...........................    $   0.04       $    2.99
                                                               ========       =========

     Net Revenue. Net revenue increased by $1.4 million or 1.2%, from $118.1 million in the second quarter of 1997 to $119.5 million in the third quarter of 1997. The increase is due primarily to a favorable shift in therapy mix to higher net revenue therapies. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit increased by $1.5 million from $35.1 million in the second quarter of 1997 to $36.6 million in the third quarter of 1997. The increase is due to the increase of $1.4 million in net revenue described above and a decrease in cost of service of $0.1 million.

     Income From Litigation Settlement. The Company recorded income from litigation settlement, net of related costs, of $156.8 million in the second quarter of 1997 in connection with the settlement of the Caremark Litigation. See Notes 2 and 9 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income. The Company recorded operating income of $5.1 million for the third quarter of 1997 compared to $161.3 million for the second quarter of 1997. Eliminating the effects of the $156.8 million income from litigation settlement, operating income for the second quarter of 1997 was $4.5 million. The increase can be attributed primarily to the increase in net revenue of $1.4 million offset by an $0.9 million increase in SG&A.

     Interest Expense. Interest expense decreased by $2.4 million, from $18.2 million in the second quarter of 1997 to $15.8 million in the third quarter of 1997. The decrease was due primarily to a decrease in interest related to the Junior Subordinated PIK Notes cancelled in the settlement of the Caremark Litigation in the second quarter of 1997. See Notes 2 and 9 to the Unaudited Condensed Consolidated Financial Statements. Interest expense currently payable was $3.1 million and $3.3 million in the third and second quarters of 1997, respectively. The warrants and interest terms on the debt are described in Note 6 to the Unaudited Condensed Consolidated Financial Statements.

     Termination Fee. The Company recorded termination fee income, net of related costs, of $15.2 million in the second quarter of 1997 in connection with the termination of the proposed merger with IHS. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Gain On Sale of Business. The Company recorded a gain on the sale of business, net of related costs, of $18.0 million in the third quarter of 1997 in connection with the sale of its lithotripsy business. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     Income Tax Expense. During the quarter ended September 30, 1997, the Company recorded income tax expense of $3.1 million compared to income tax expense of $0.2 million in the quarter ended June 30, 1997. The third quarter expense represents income tax expense related to the sale of the Lithotripsy Business.

     Net Income. The Company recorded net income of $2.3 million for the third quarter of 1997 compared with $156.8 for the second quarter of 1997. The change is due primarily to the $15.2 million termination fee recorded in the quarter ended June 30, 1997 and the $156.8 million income from litigation settlement and $18.0 million gain on sale of lithotripsy business recorded in the quarter ended September 30, 1997.

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net Revenue. Net revenue decreased $11.7 million or 8.9%, from $131.2 million in the third quarter of 1996 to $119.5 million in the third quarter of 1997. The decrease is due primarily to an 8.6% decrease in patient census. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $8.0 million from $44.6 million in the third quarter of 1997 to $36.6 million in the third quarter of 1997. The decrease is due primarily to the decrease of $11.7 million in net revenue described above offset by a decrease in cost of service of $3.7 million. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $2.8 million or 10.6%, from $26.5 million in the third quarter of 1996 to $23.7 million in the third quarter of 1997. The decrease is due primarily to the continuing strategy to reduce unnecessary corporate and field administrative costs. In addition, the Company continues to incur non-recurring collection agency fees. During the three months ended September 30, 1997 and 1996, SG&A includes $0.9 million and $1.5 million, respectively, for collection agency fees related to the Company's accounts receivable collection efforts.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $4.1 million or 3.5% of net revenue in the quarter ended September 30, 1997 compared to $6.8 million or 5.2% of net revenue in the quarter ended September 30, 1996. The decrease in the provision from the third quarter of 1996 to the third quarter of 1997 is due primarily to the Company's concentrated collection efforts over the past year as evidenced by the decrease in net days sales outstanding ("DSO") from 86 days in the third quarter of 1996 to 76 days in the third quarter of 1997.

     Operating Income. The Company recorded operating income of $5.1 million for the third quarter of 1997 compared to operating income of $7.5 million for the third quarter of 1996. The decrease is due primarily to the decrease in net revenue offset in part by the decrease in cost of service, selling, general and administrative expense and provision for uncollectible accounts.

     Interest Expense. Interest expense decreased by $3.4 million, from $19.2 million in the third quarter of 1996 to $15.8 million in the third quarter of 1997. The decrease is due primarily to a decrease in amortization of deferred financing costs related to the Senior Credit Facility of $2.4 million and a decrease of $2.3 in interest related to the Junior Subordinated PIK Notes cancelled in the settlement of the Caremark Litigation in the second quarter of 1997. See Notes 2 and 9 to the Unaudited Condensed Consolidated Financial Statements. Interest expense currently payable was $3.1 million and $4.1 million in the third quarter of 1997 and 1996, respectively. The warrants and interest terms on the debt are described in Note 6 to the Unaudited Condensed Consolidated Financial Statements.

     Gain On Sale of Business. In the quarter ended September 30, 1997, the Company recorded a gain on the sale of business, net of related costs, of $18.0 million in connection with the sale of its Lithotripsy Business. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     Income Tax Expense (Benefit). During the quarter ended September 30, 1997, the Company recorded income tax expense of $3.1 million compared to an income tax benefit of $1.4 million in the quarter ended September 30, 1996. The 1997 expense represents income tax expense generated by the sale of the Lithotripsy Business. The 1996 benefit was based on an estimate of 1996 carryback benefits available.

     Net Income (Loss). Net income for the third quarter of 1997 was $2.3 million compared to a net loss of $12.0 million for the third quarter of 1996. Eliminating the effects of the $18.0 million gain on sale of Lithotripsy Business recorded in the quarter ended September 30, 1997, net loss was $15.7 million. The change is due primarily to a $8.0 million decrease in gross profit and income tax benefits of $4.5 million offset by an improvement in SG&A, provision for uncollectibles, and interest expense totaling $8.8 million.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net Revenue. Net revenue decreased $36.6 million or 9.2%, from $395.9 million in the nine months ended September 30, 1996 to $359.3 million in the nine months ended September 30, 1997. The decrease is due primarily to a 9.3% decrease in patient census. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $8.3 million from $120.0 million in the nine months ended September 30, 1996 to $111.7 million in the nine months ended September 30, 1997. The decrease is due primarily to the decrease of $36.6 million in net revenue described above offset by a decrease in cost of service of $28.2 million. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $8.2 million or 10.5%, from $78.4 million in nine months ended September 30, 1996 to $70.2 million in the nine months ended September 30, 1997. Excluding the effects of nonrecurring gains on the disposal of non-core businesses and on the conversion of certain debentures totaling $3.0 million in the first nine months of 1996, SG&A expense decreased $11.6 million or 14.8%. The improvement is due primarily to the Company's continuing strategy to reduce unnecessary corporate and field administrative costs. However, the Company continues to incur non-recurring collection agency fees. For the nine months ended September 30, 1997 and 1996, SG&A includes $2.7 million for collection agency fees related to the Company's concentrated accounts receivable collection efforts.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $12.5 million or 3.5% of net revenue in the nine months ended September 30, 1997 compared to $22.4 million or 5.6% of net revenue in the nine months ended September 30, 1996. The decrease is due primarily to the Company's concentrated collection efforts over the past year as evidenced by the decrease in DSO from 86 days as of September 30, 1996 to 76 days as of September 30, 1997.

     Provision for (Income From) Litigation Settlement. During the nine months ended September 30, 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark lawsuit. During the nine months ended September 30, 1996, the Company recorded a non-cash provision of $12.5 million and a cash provision of $0.3 million in connection with an agreement to settle certain shareholder litigation. See Notes 2 and 9 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income (Loss). The Company recorded operating income of $174.9 million for the nine months ended September 30, 1997 compared to an operating loss of $5.1 million for the nine months ended September 30, 1996. Eliminating the effects of the non-recurring $156.8 million income from litigation settlement recorded in the first nine months of 1997 and the non-recurring provision for shareholder litigation settlement and gains on conversion of debentures and on disposal of non-core businesses totaling $9.8 million in the first nine months of 1996, operating income improved by $13.8 million. The improvement is due primarily to a decrease in the provision for estimated uncollectible accounts and SG&A expense totaling $21.4 million.

     Interest Expense. Interest expense decreased by $3.3 million, from $58.8 million in the nine months ended September 30, 1996 to $55.5 million in the nine months ended September 30, 1997. The decline is due to a decrease in amortization of deferred financing costs and interest of $5.8 million and $3.2 million, respectively, related to the Senior Credit Facility offset by an increase of $4.7 million and $6.7 million, respectively, relating to the Rollover Note and related warrants. Interest expense currently payable was $9.7 million and $13.7 million in the nine months ended September 30, 1997 and 1996, respectively. The warrants and interest terms on the debt are described in Note 6 to the Unaudited Condensed Consolidated Financial Statements.

     Termination Fee. The Company recorded termination fee income, net of related costs, of $15.2 million in the nine months ended September 30, 1997 in connection with the termination of the proposed merger with IHS. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Gain On Sale of Business. In the nine months ended September 30, 1997, the Company recorded a gain on the sale of business, net of related costs, of $18.0 million in connection with the sale of its Lithotripsy Business. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     Income Tax Expense (Benefit). During the nine months ended September 30, 1997, the Company recorded income tax expense of $3.4 million compared to an income tax benefit of $14.0 million in the nine months ended September 30, 1996. The 1997 expense represents income tax expense related to the sale of the Lithotripsy Business. The 1996 benefit was based on an estimate of 1996 carryback benefits available.

     Net Income (Loss). Net income for the first nine months of 1997 was $144.5 million compared to a net loss of $53.4 million for the first nine months of 1996. Excluding the effects of the non-recurring income from litigation settlement, gain on sale of substantially all of the Lithotripsy Business and termination fee totaling $190.0 million in the first nine months of 1997 and the non-cash provision for shareholder litigation and gains on conversion of debentures, and disposal of non-core businesses totaling $9.8 million in the first nine months of 1996, net loss increased by $1.9 million. The change was due primarily to the $17.4 million decrease in income tax benefits offset by a decrease in SG&A, provision for uncollectible accounts, and interest expense of $11.6 million, $9.8 million and $3.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $8.9 million from $15.4 million at December 31, 1996 to $24.3 million at September 30, 1997. The increase in cash and cash equivalents was due primarily to cash provided by operating activities of $66.9 million offset by cash used in investing activities of $14.9 million and cash used in financing activities of $43.1 million. Cash provided by operating activities of $66.9 million was composed primarily of (i) $21.0 million payment received as a result of the termination of the proposed merger with IHS (ii) $41.4 million received from Caremark as a result of the settlement of the Caremark Litigation and (iii) approximately $19.1 million of cash received in excess of cash disbursements due to improved cash collections of accounts receivable and decreased disbursement levels offset by approximately $4.1 million in deferred financing fees related to the Senior Credit Facility. Cash used in investing activities is due primarily to the purchase of fixed assets (mainly new infusion pumps) totaling $14.6 million. Cash used in financing activities consists primarily of debt repayments of $54.0 million offset by additional borrowings of $10.0 million.

     On June 2, 1997, the Company refinanced $150.0 million owed its lenders under the Senior Credit Facility through a refinancing transaction with GSCP. GSCP acquired the debt through an assignment from Chase Manhattan Bank. As a result, the Company and GSCP entered into a Tenth Amendment to the Senior Credit Facility. The Amendment extends the maturity date of the Senior Credit Facility from May 31, 1997 to the Maturity Date as defined in Note 6 of the Unaudited Condensed Consolidated Financial Statements (currently March 31, 1998). The amendment also reinstated the Company's ability to borrow and repay loans under the revolving portion of the Senior Credit Facility, allowed the Company to make certain business acquisitions not previously permitted, modified interest rates and revised certain financial and other covenants. In addition to the Senior Credit Facility, interest and fees accrued on the Rollover Notes are due March 31, 1998.

     On June 30, 1997, the Company entered into a settlement agreement with Caremark. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $120.0 million as of June 30, 1997 were canceled with all payments thereunder forgiven and Caremark agreed to pay $45.0 million in cash which was paid in full on September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. During the quarter ended June 30, 1997, the Company recorded settlement income of $156.8 million. See Note 2 and 9 of the Unaudited Condensed Consolidated Financial Statements. Upon receipt of the cash proceeds due to the Company in the settlement of the Caremark Litigation, the Company applied substantially all net cash proceeds to reduce outstanding debt thereby reducing its overall debt obligations by $150.0 million.

     On August 20, 1997 the Company signed an agreement with IHS for the sale of the Lithotripsy Business. Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interests in three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997 while the Company's interest in the final partnership was returned to the Company on October 21, 1997 when the escrow arrangement was terminated.

     The Company received the cash proceeds from this transaction as follows:
$105.6 million on October 2, 1997 and $21.0 million on October 6, 1997. Substantially all of the cash proceeds will be used to reduce the Company's obligations under its credit arrangements. See Note 4 to the Unaudited Condensed Consolidated Financial Statements. In addition, under the August 20, 1997 purchase agreement, IHS agreed to assume the Company's commitments to its partners that it would purchase their interests in the Lithotripsy Business upon the occurrence of certain events.

     The Company is currently in substantive negotiations with the lenders under the Senior Credit Facility, and the Holders of the Rollover Notes with regard to restructuring of certain aspects of such debt facility and instruments. Under the terms currently being negotiated, the Company would be permitted to pay down permanently its Senior Credit Facility to $80.0 million and would be further allowed to pay down the Rollover Notes by approximately $100.0 million as well as defer interest payments under the Rollover Notes from March 31, 1998 to September 30, 1998. Additionally, the parties are also negotiating permanent reductions in the number of warrants to purchase shares of the Company's common stock that vest quarterly so long as the Rollover Notes are outstanding, such reductions to be proportionate to any pay down on the Rollover Notes. However, there is no assurance that any restructuring will be consummated or, if consummated that it will be on the terms described above.

     In addition to the restructuring negotiations discussed above, the Company is currently evaluating other strategic alternatives in meeting scheduled maturities of principal and interest. These strategic alternatives include but are not limited to additional equity or debt financing or sale of its remaining lithotripsy partnership. There can be no assurance that any financing sources will be available to the Company or, if available, will be available on commercially acceptable terms to the Company. As of October 31, 1997 and since October 13, 1995, the Company has met all scheduled payments, resulting in a $150.0 million reduction in balance of the Senior Credit Facility.

     The strategic alternatives which the Company is seeking include, but are not limited to, the pursuit of opportunities in its core alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's core business. These future acquisitions, if consummated, may require a change in capital structure or equity and debt financing. There can be no assurance that any such consolidations or acquisitions will occur. Additionally, if they occur there can be no assurance that the financing sources will be available to the Company or, if available, will be available on commercially acceptable terms to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     One of Coram's insurance carriers, which contributed approximately $8.8 million to the settlement of certain shareholder class actions and derivative litigation approved in January 1997, asserted its contractual subrogation rights against the recovery Coram realized in the settlement of a lawsuit filed against Caremark based on the alleged relationship between the Caremark Litigation and the Shareholder Litigation. On October 31, 1997, the parties agreed upon the terms of a mutual release. There can be no assurance that the other insurance carrier, which paid $15.0 million in settlement of the Shareholder Litigation, will not pursue similar claims against Coram.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations and liquidity of the Company.

ITEM 2. CHANGE IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on September 16, 1997 to consider and vote upon:

          (1) Election of directors to serve until the 1998 Annual Meeting of Stockholders and until their successors are duly elected and qualified;

          (2) Approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 75,000,000 to 100,000,000;

          (3) Approval of an amendment to the Coram Healthcare Corporation Employee Stock Purchase Plan increasing the number of shares of common stock available for issuance thereunder from 300,000 to 1,300,000; and

          (4) Ratification of the appointment of Ernst and Young LLP as independent auditors of the Company for the Company's 1997 fiscal year.

     All proposals were approved. The results of the voting are as follows:

                                                        TOTAL VOTE FOR    TOTAL VOTE WITHHELD
                                                        EACH DIRECTOR     FROM EACH DIRECTOR
                                                        --------------    -------------------
(1)  For election as director:
     Donald J. Amaral.................................    35,421,884            619,133
     Richard A. Fink..................................    35,225,678            815,339
     Stephen G. Pagliuca..............................    35,421,124            619,893
     L. Peter Smith...................................    35,426,875            614,142
     Arne T. Alsin....................................    35,430,793            610,224
     William J. Casey.................................    35,431,680            609,337

                                                     FOR         AGAINST       ABSTAIN
                                                  ----------    ----------    ----------
(2)  Approval of the amendment of the Company's
     Certificate of Incorporation...............  34,172,552     1,711,512       156,953
(3)  Approval of the amendment of the Company's
     Employee Stock Purchase Plan...............  34,373,975     1,453,559       213,483
(4)  Ratification of the appointment of Ernst &
     Young LLP..................................  35,724,698       116,167       200,152

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
  11        -- Statement Re: Earnings Per Share
  27        -- Financial Data Schedule

     (B) Reports on Form 8-K

     On August 25, 1997, the Company filed a report on Form 8-K reporting a definitive agreement with Integrated Health Services, Inc. for the sale of Coram's Lithotripsy Business as discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     On October 15, 1997, the Company filed a report on Form 8-K announcing the completion of the sale of its Lithotripsy Business to Integrated Health Services, Inc. as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

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

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ RICHARD M. SMITH
                                               ---------------------------------
                                                       Richard M. Smith
                                                   Chief Financial Officer

November 12, 1997

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
        -------
         11              -- Statement Re: Earnings Per Share
         27              -- Financial Data Schedule