Form 10-K
period 1997-12-31
CORAM HEALTHCARE CORP
filed 1998-03-31
CIK 924174

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      33-0615337
                  --------                                      ----------
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

     1125 SEVENTEENTH STREET, SUITE 2100                           80202
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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 1998, there were outstanding 48,745,957 shares of the registrant's common stock, which is the only class of voting stock of the registrant outstanding. As of such date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant based on the closing price for the common stock on the New York Stock Exchange on March 23, 1998, was approximately $103.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL OVERVIEW

     Coram Healthcare Corporation, a Delaware corporation ("Coram" or the "Company"), is a leading provider of alternate site (outside the hospital) infusion therapy and related services in the United States, operating approximately 100 branches located in 40 states. In addition, the Company provides services through one branch located in the province of Ontario, Canada. Infusion therapy involves the intravenous administration of anti-infective therapy, chemotherapy, pain management, nutrition and other therapies. Other services offered by the Company include mail-order pharmacy, pharmacy benefit management, ancillary network management services and other non-intravenous products and services.

     The Company was formed on July 8, 1994 as a result of a merger (the "Four-Way Merger") by and among T2 Medical, Inc. ("T2 Medical"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc. ("Medisys") and HealthInfusion, Inc. ("HealthInfusion"), each of which was a publicly-held national or regional provider of home infusion therapy and related services. Each of these other companies became and is now a wholly-owned subsidiary of the Company. This transaction was accounted for as a pooling of interests.

     The Company has made a number of acquisitions since operations commenced, the most significant of which was the acquisition of certain assets of the home infusion business of Caremark, Inc., a wholly-owned subsidiary of Caremark International, Inc. (the "Caremark Business"), effective April 1, 1995. In addition, the Company acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. As a result of these acquisitions, the Company became a leading provider of alternate site infusion therapy services in the United States based on geographic service area and total revenue.

     During the nine months ended September 30, 1997, the Company provided lithotripsy services through a controlling interest in 11 lithotripsy partnerships as well as two wholly-owned lithotripsy entities. On August 20, 1997, the Company signed an agreement with Integrated Health Services, Inc. ("IHS") for the sale of the Company's interest in its thirteen lithotripsy partnerships, the stock of its equipment service company and certain related assets (the "Lithotripsy Business"). Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interests in the three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997. Due to the Company's and IHS's inability to obtain the consent of the other partner to the transfer of Coram's interest therein, the Company retained its interest in the remaining partnership. See Note 5 to the Company's Consolidated Financial Statements.

STATEMENT ON FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see Item 7. RISK FACTORS. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

DELIVERY OF ALTERNATE SITE HEALTHCARE SERVICES

     General. Infusion patients are primarily referred to the Company following diagnosis of a specific disease or upon discharge from a hospital. The treating physician will generally determine whether the patient is a candidate for home infusion treatment. Either the patient, discharge planner, patient's physician or a managed care payor will determine the infusion company to which a patient is referred. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs generally requires patient training, specialized equipment and periodic monitoring by skilled nurses and pharmacists. Most therapies require either a gravity-based flow control device or an electro-mechanical pump to monitor the drugs. Some therapies are administered continuously; most however, are given for prescribed periods of time. Coram's nurses and pharmacists work with the patient's doctor to track the patient's condition and update the therapy as necessary. The duration of the patient's treatment may last from as little as a few days to the lifetime of the patient.

     Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion centers or "branches," that provide the following functions: (i) patient intake and monitoring, (ii) drug mixing and preparation by pharmacists and pharmacy technicians, (iii) clinical pharmacy services, (iv) nursing services, (v) materials management, including drug and supply inventory and delivery, (vi) billing, collections and benefit verification, (vii) sales to local referral sources, including doctors, hospitals and payors and (viii) general management. The Company's branch facilities typically are leased and generally consist of 1,500 to 32,000 square feet of office space in suburban office parks, often in close proximity to major medical facilities. A typical branch has a fully equipped pharmacy, offices for administrative personnel and a storage warehouse. A typical branch includes a branch manager, licensed pharmacists, pharmacy technicians, registered nurses, selling and administrative personnel. Each branch serves the market area in which it is located, generally within a two-hour driving radius of the patients served, as well as outlying locations where it can arrange appropriate nursing services. Satellite branches are also used. These smaller branches contain limited supplies and pharmacy operations and are used as support centers to respond to patient needs in specific geographical areas.

     In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff at the local branch works closely with the patient's physician or clinicians and hospital personnel in order to assess the patient's suitability for home care. This assessment process includes but is not limited to an analysis of the patient's physical and emotional condition and of social factors such as the safety and cleanliness of the home environment and the availability of family members or others who can assist in the administration of the patient's therapy, if necessary. Patient assessment also includes a verification of a patient's eligibility and benefits package through the patient's insurance carrier, managed care provider or governmental payor.

     When a patient's suitability for home care has been confirmed, the patient and the patient's designated care-giver receive training and education concerning the therapy to be administered, including proper infusion technique and care and use of intravenous devices and other equipment used in connection with the therapy. The environmental assessment and training are generally performed by the Company's nurses.

     Prior to the patient receiving treatment services from the Company, the treating physician develops the patient's plan of care and communicates it to the local branch's clinical support team, including its nurses and pharmacists. This team will work with the treating physician and the managed care coordinator, if there is one, to administer the plan of care and monitor the patient's progress. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician and the managed care coordinator with reports on the patient's condition, maintaining an information flow that allows the treating physician to actively manage the patient's treatment. The treating physician always remains responsible for the patient's care, including changing the patient's plan of care to meet the patient's needs.

     Upon the patient's arrival home, a nurse from the local branch typically oversees the administration of the patient's first home infusion treatment. Thereafter, the frequency of nursing visits depends upon the particular therapy the patient is receiving. During these subsequent visits, the nurse may check and adjust the patient's infusion site, intravenous lines and related equipment, obtain blood samples, change the pump settings and/or drug administration and assess the patient's condition and compliance with the plan of care. The patient's supplies and drugs are typically delivered on a weekly basis depending on the therapy and the particular drugs being used. The treating physician and the managed care coordinator remain actively involved in the patient's treatment by monitoring the administration of the plan of care and revising the plan as necessary.

PRODUCTS AND SERVICES OF THE COMPANY

     Infusion Therapy. Coram provides a variety of infusion therapies, principally anti-infective therapy, intravenous immuno-globulin ("IVIG"), parenteral nutrition, chemotherapy and pain management therapy. The initiation and duration of these therapies is determined by a physician based upon a patient's diagnosis, treatment plan and response to therapy. Certain therapies, such as anti-infective therapy, are generally used in the treatment of temporary conditions such as infections, while others, such as parenteral nutrition, may be required on a long-term or permanent basis. The infusion therapies are administered at the patient's home by the patient, the designated care-giver or an employee or agent of the Company. In patient groups such as immune suppressed patients (e.g., AIDS/HIV, cancer and transplant patients), antiinfective therapy may be provided periodically over the duration of the primary disease or for the remainder of the patient's life.

     Anti-Infective Therapy. Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal medications into the patient's bloodstream for the treatment of a variety of infectious diseases, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with AIDS and cancer and infections of the kidneys and urinary tract. Generally, intravenous anti-infective drugs are delivered through a peripheral catheter inserted in a vein in the patient's arm. Anti-infective drugs are generally more effective when infused directly into the bloodstream than when taken orally.

     Nutrition Therapy. Total parenteral nutrition therapy or "TPN" involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to a gastrointestinal illness or conditions such as an intestinal obstruction or inflammatory bowel disease. The therapy is administered through a central catheter surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solution may contain amino acids, dextrose, fatty acids, electrolytes, trace minerals or vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on parenteral nutritional therapy for life.

     Enteral nutrition therapy is administered through a feeding tube into the gastrointestinal tract to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical conditions. Enteral nutrition therapy is often administered over a long period, generally for more than six months.

     Biotherapy. The Company provides patients with biological response modifiers, colony stimulating factors, erythropoietin and interferons. In addition, the Company provides growth hormone therapies.

     IVIG. IVIG therapy involves the administration of a blood derivative product (gammaglobulins) which is administered to patients with immune deficiencies conditions. IVIG therapy is most commonly administered to patients with primary immune deficiencies or autoimmune disorders. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Patients receiving IVIG therapy for autoimmune disorders receive the therapy intermittently over a period of months depending on their condition. During 1997, and continuing in 1998, the Company experienced and is experiencing difficulties in obtaining IVIG due to a national shortage of this product. The ongoing shortage of IVIG may adversely affect the Company's results of operations.

     Other Therapies. The Company provides other technologically advanced therapies such as chemotherapy, pain management, intravenous entropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for prevention of blood clots and anti-nausea therapy for chemotherapyinduced emesis. Hydration therapy is often administered in conjunction with intravenous chemotherapy. In addition, the Company provides other therapies for diseases such as hemophilia and alpha-1-antititrypsin deficiency. Currently, each such therapy amounted to less than 5% of the Company's infusion therapy net revenue for each of the fiscal years ended December 31, 1997 and 1996. The Company continually evaluates new infusion therapies and intends to add therapies which enable it to continue to provide full service to its patients and payors. For example, the Company has developed a program and is treating pre- and post-transplant patients. This treatment program includes proprietary patient assessment and monitoring protocols and the delivery of a wide range of intravenous and oral medications.

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

     As of December 31, 1996, Coram owned a controlling interest in 11 lithotripsy partnerships as well as two wholly-owned lithotripsy entities, a wholly-owned lithotripter maintenance company and a lithotripsy management company. On August 20, 1997, the Company signed an agreement with IHS, for the sale of its Lithotripsy Business. Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interest in the three remaining partnerships was placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997. Due to the Company's and IHS's inability to obtain the consent of the other partner to the transfer of Coram's interest therein, the Company retained its interest in the remaining partnership.

     R-Net. The Resource Network or "R-Net" is a home health services provider network and supporting management system developed by the Company in 1993. Through R-Net the Company offers provider network development and management to large managed care organizations such as Health Maintenance Organizations and at risk payors seeking to arrange for a variety of alternate site services for their enrollees under both capitated and fee-for-service arrangements. Under its R-NET arrangements, the Company (i) coordinates the provision of alternate site services among its network of providers; (ii) coordinates cases and utilization; and (iii) monitors and reports outcome to its customers who are concerned with combining cost efficiency with good clinical outcomes. As of December 31, 1997, R-Net had approximately 17 such arrangements covering approximately three million lives.

     Prescription Services. Coram Prescription Services ("CPS") includes a mail order pharmacy and a pharmacy benefit management service ("PBM"). The mail order pharmacy provides centralized distribution, compliance monitoring, patient education, and clinical support to patients with diabetes, organ transplants, HIV/AIDS, growth deficiencies, and other chronic conditions. The PBM provides on-line claims administration, formulary management, and drug utilization review services through a nationwide network of over 40,000 retail pharmacies. In addition to Coram's field sales force, CPS' services are marketed through a dedicated sales force to physicians, managed care organizations and other third-party payors.

     Women's Health. The Women's Health business provides pregnancy management services. The Women's Health services include: risk assessment and in-home monitoring of uterine contractions; monitoring of blood pressure, heart rate, weight, urine, protein and glucose levels; intravenous and oral drug therapy; dietician services; integrated nursing support; diabetes management; pregnancy-induced hypertension management; fertility management; and post-partum follow-up.

     Asthma Care and Chronic Obstructive Pulmonary Disease ("COPD"). The Company introduced an asthma and COPD management program. The programs, which are marketed to managed care organizations, are designed to prevent hospitalization and emergency room visits of patients with asthma or COPD by helping patients and families better manage the disease.

ORGANIZATION AND OPERATIONS

     General. The Company's alternate site infusion therapy business operations are conducted through approximately 100 branches managed through two divisional offices. The divisional offices provide each of its branches with key management direction and support services. The Company's organizational structure is designed to create operating efficiencies associated with certain centralized services and purchasing while also promoting local decision making. The Company believes that its decentralized approach to management facilitates high quality local decision making, which allows it to attract and retain experienced local managers and be responsive to local market needs.

     Operating Systems and Controls. An important factor in Coram's ability to monitor its operating locations is its management information systems. Besides routine revenue and cost reporting, the Company has developed a performance model for monitoring its field operations. Actual operating results derived from its management information systems are compared to the performance model, enabling management to identify opportunities for increased efficiency and productivity. The Company believes that the use of standardized, specific performance matrices and the identification of best demonstrated practices facilitates operating improvement.

     The Company endeavors to ensure that its local managers have the appropriate authority and ability to perform effectively by providing them with training, comprehensive policies and procedures and standardized systems. The Company has designed management incentive plans that reward performance based on revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") contribution, accounts receivable collection and inventory control.

REIMBURSEMENT OF SERVICES

     Virtually all of Coram's revenue is derived from third-party payors, including private insurers, managed care organizations such as Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs"), and governmental payors such as Medicare and Medicaid. Similar to other medical service providers, the Company experiences lengthy reimbursement periods in certain circumstances as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. The Company has developed substantial expertise in processing claims and carefully screening new cases to determine whether adequate reimbursement will be available. Regional locations are generally responsible for billing and collections, within strict guidelines. The Company believes that accounts receivable management is best accomplished at the regional level because of direct relationships with payors and the ability of regional personnel to identify and react promptly to billing discrepancies.

     Private indemnity payors typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payors, although net revenue and gross profits from private and other third-party non governmental payors have been affected by the continuing efforts to contain or reduce the costs of healthcare. An increasing percentage of Coram's revenue has been derived in recent years from agreements with HMOs, PPOs and other managed care providers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts, provide for faster payment terms and provide opportunities to generate greater volume than traditional indemnity referrals. Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, and through the Medicare and Medicaid programs. The Healthcare Financing Administration ("HCFA") has developed, for use in the Medicare Part B program, a national fee schedule for respiratory therapy, home medical equipment and infusion therapy which provides reimbursement at 80% of the amount of any fee on the schedule. A substantial amount of the revenue the Company receives from the Medicare program originates from the Part B program. The remaining 20% co-insurance portion is not paid by Medicare. The Company pursues secondary insurance and patients for the 20% co-insurance.

QUALITY ASSURANCE

     Coram has established quality improvement programs that implement service standards and enable the Company to monitor whether the objectives of those standards are met. As of March 23, 1998, the corporate office and 83 branches, including related satellite locations, had been re-surveyed by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Of these, 75 branches received accreditation, 30 of which were accredited with commendation, the highest award possible. The remaining branches are either awaiting the results of their survey or are in the process of being re-surveyed. As of December 31, 1997, all branches were accredited.

     An integral part of Coram's quality efforts is the branch team that meets regularly to perform, among others, the following functions:

          1. Evaluate branch programs, policies and procedures.

          2. Provide ongoing direction to the quality improvement efforts.

          3. Evaluate patient satisfaction activities and results.

          4. Assist in development of new programs or procedures to meet recognized needs within the branch or community which it serves.

          5. Evaluate the branch staff efforts related to professional and clinical issues.

          6. Identify and monitor key performance areas of operations.

     In addition, Coram's Clinical Services Department performs ongoing quality audits of the branches to assess level of service being provided.

COMPETITION

     The alternate site healthcare market is highly competitive and is experiencing both horizontal and vertical consolidation. Some of Coram's current and potential competitors include (i) integrated providers of alternate site healthcare services; (ii) hospitals; (iii) local providers of multiple products and services for the alternate site healthcare market; and (iv) physicians, including physicians with whom it previously had business arrangements. The Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services offered through their offices, including services similar to those offered by the Company.

     The Company competes on a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. Competition within the alternate site healthcare delivery system has been affected by the decision of third-party payors and their case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers may become a prerequisite to Coram's ability to continue to serve many of its patients. Similarly, the ability of the Company and its competitors to align themselves with other healthcare service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by the Company.

     Moreover, there are relatively few barriers to entry in the local markets which Coram serves. Local or regional companies are currently competing in many of the home healthcare markets served by the Company and others may do so in the future. Coram also expects competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. The introduction and enhancement of new services and the development of strategic relationships by Coram's competitors could cause a significant decline in sales, loss of market acceptance of the Company's services and intense price competition. The Company expects to continue to encounter increased competition in the future that could limit its ability to maintain or increase its market share. Such increased competition could have a material effect on the business, financial condition and results of operations of the Company. See Item 7. RISK FACTORS -- "Intensely Competitive Industry."

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

     The Company's network of field representatives enables it to market its services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs and insurance companies. Marketing is focused on presenting the Company's clinical expertise tailored to the different customer interests with a specific emphasis on key therapies. Products and services that are outside of base infusion therapy are supported by specialty marketing and sales support personnel.

     As a result of escalating pressures to contain healthcare costs, third-party payors are participating to a greater extent in decisions regarding healthcare alternatives using their significant bargaining power to secure discounts and to direct referrals of their enrollees to providers. In response, Coram has modified its sales and development focus to aggressively pursue agreements with third-party payors, managed care organizations and provider networks that provide high quality, cost effective care. The Company has recruited a dedicated sales force to enhance its efforts to market and sell its services to managed care payors. Managed care sales representatives are deployed in each market and at the corporate level with additional resources focused on large national payors. The Company is currently focusing its efforts on increasing referrals through selected managed care agreements with the goal of being the exclusive infusion provider as well as selling specialty programs such as nutrition, chronic care and transplant services to these key customers. Through its R-Net product, the Company has established relationships with managed care companies serving as an ancillary service manager for all home health services. Under these arrangements, the Company provides some services directly and subcontracts the services it does not provide on its own through its network of providers.

CUSTOMERS AND SUPPLIERS

     The Company provides alternate site home healthcare services and products to a large number of patients, and with the exception of Medicare and Medicaid (which collectively represent 28% of net revenue for the year ended December 31, 1997), no single payor accounted for more than 5% of Coram's net revenue for the year ended December 31, 1997. The Company purchases products from a large number of suppliers and considers its relationships with its vendors to be good. The Company believes that substantially all of its products are available from alternative sources with terms consistent in all material respects to its present agreements.

     In 1997, the Company incurred a one time purchase of approximately $11.5 million in multi-therapy infusion pumps and $4.3 million in related equipment and supplies.

GOVERNMENT REGULATION

     General. Coram's alternate site infusion operations are subject to extensive federal and state laws regulating, among other things, the provision of pharmacy, home care, nursing services, health planning, health and safety, environmental compliance and toxic waste disposal. The Company is also subject to fraud and abuse and self referral laws, which affect its business relationships with physicians and other healthcare providers and referral sources and its reimbursement from government payors. Generally, all states require infusion companies to be licensed as pharmacies and to have appropriate state and federal registrations for dispensing controlled substances. Some states require infusion companies to be licensed as nursing or home health agencies and to obtain medical waste permits. In addition, certain employees of the Company are subject to state laws and regulations governing the ethics and professional practice of pharmacy and nursing.

The Company may also be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established Certificate of Need ("CON") programs regulating the establishment or expansion of healthcare operations, including certain of Coram's operations. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. Coram's operating results could be adversely affected, directly or indirectly, as a result of any such sanctions. The Company believes it complies in all material respects with these and all other applicable laws and regulations. The healthcare services industry will continue to be subject to pervasive regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored healthcare reform, if enacted, will not result in a material adverse change to the Company.

     Fraud and Abuse. The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by federal healthcare programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs. Federal health care programs have been defined to include any plan or program that provides health benefits which is funded by the United States Government and commonly include Medicare, Medicaid and CHAMPUS, among others. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. In addition, violations of the anti-kickback statute may be prosecuted as false claims under Medicare law, the penalties for which include return of payments received, fines and exclusion from participation. Federal enforcement officials may also attempt to use other general federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $10,000 per claim plus treble damages, and permits private persons to sue on behalf of the government. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payor source.

     In addition to the payment or receipt of illegal remuneration for the referral or generation of Medicare or Medicaid business, the fraud and abuse law covers other billing practices that are considered fraudulent (such as presentation of duplicate claims, claims for services not actually rendered or for procedures that are more costly than those actually rendered) or abusive (such as claims presented for services not medically necessary based upon a misrepresentation of fact), subject to the same remedies described above.

     Similarly, a large number of states have varying laws prohibiting certain direct or indirect remuneration between healthcare providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these laws include loss of licensure and civil and criminal penalties.

     Prohibition on Physician Referrals. Under the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid program to an entity with which the physician has a financial relationship. While infusion therapy is not itself listed as a "designated health service," specific components are as follows: outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity can also receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs. Comparable provisions applicable to clinical laboratory services became effective in 1992. Stark II provisions which may be relevant to the Company became effective on January 1, 1995. Because of its broad language, Stark II may be interpreted by the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") to apply to Coram's operations. Stark II is broadly written and at this point, only proposed regulations have been issued to clarify its meaning and application. Regulations for a predecessor law, Stark I, were published in August 1995 and remain in effect, but provide little guidance on the application of Stark II to the infusion therapy business. While the proposed Stark II regulations do not have the force and effect of law, they provide some guidance as to what may be included in the final version. Issued on January 9, 1998, the proposed regulations purport to define previously undefined key terms, clarify prior definitions and create new exceptions for certain "fair market value" transactions, de minimis compensation arrangements and discounts, among others. It is unclear when these regulations will be finalized and until such time, they cannot be relied upon in structuring transactions. However, a failure to comply with the provisions of Stark II (or the Stark I regulations) could have a material adverse effect on the Company.

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

     Medicare and Healthcare Reform. As part of the Balanced Budget Act of 1997, Congress made numerous changes that affect the participation of Part A certified home health agency providers and Part B suppliers like the Company in the Medicare program.

     As of January 1, 1998, providers of home health services and suppliers of durable medical equipment would be required, as a condition of their participation in Part A and Part B of the Medicare program, to post surety bonds in the minimum amount of $50,000. The bonds would be used to secure such entities' performance and compliance with Medicare program rules and requirements. The regulations applicable to Medicare certified home health providers, as originally published, would require each Medicare certified home health provider to obtain a surety bond in an amount equal to the greater of 15% of the annual amount Medicare paid to the provider in the prior year (up to a maximum of $3,000,000) or $50,000. Under the regulations, each such home health provider was required to obtain and deliver the necessary surety bond by February 27, 1998. The deadline, however, was extended because HCFA learned that some home health agencies were not able to obtain the necessary surety bonds in time to meet the February deadline. The Company understands that HCFA is reviewing the bonding requirements and has stated that it will not take any action to terminate or withhold federal financial participation with respect to any home health agency that has not yet furnished a surety bond until its bonding rules become final. HCFA has further indicated that the new compliance date will be sixty days after the publication of the final rule and has requested that all home health agencies that have been unable to secure the necessary bond must notify their fiscal intermediary of this fact by March 31, 1998 so HCFA can make an accurate assessment of the number of home health agencies without bonds. The Company believes, based upon currently available information derived from its discussions with surety bond brokers and organizations that issue surety bonds, that the necessary bonds will not be generally available to home health providers until HCFA revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of March 23, 1998, the Company had not obtained the necessary bonds for its eleven Medicare certified home health providers and has notified the appropriate fiscal intermediaries of this fact.

     The Company understands that HCFA will be issuing separate surety bond regulations applicable to Part B durable medical equipment suppliers. If the regulations applicable to Part B suppliers are similar to those published for Part A providers, the Company would be required to post bonds for each of its branches that participate in the Part B program in the same amounts as those described above for Part A home health service providers. Virtually all of the Company's branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being required by state Medicaid programs. If the Company is required to post surety bonds under the Medicare and Medicaid programs for each of its Part A home health agency providers and Part B durable medical equipment supplier locations, the Company would be forced to obtain bonds in the minimum face amount of approximately $12.0 million. If the Company is not able to obtain all of the necessary bonds, it would have to cease its participation in the Medicare and Medicaid programs.

     Congress has also reduced reimbursement for oxygen and oxygen related therapies by 25% effective January 1, 1998, with an additional 5% reduction to occur effective January 1, 1999. In addition, Congress has initiated a freeze on both consumer price index updates for payments for durable medical equipment and "reasonable charge" payments for parenteral and enteral nutrients, supplies and equipment for the next five years. Congress has also initiated the implementation of a prospective payment system for home health services for cost reporting periods beginning on or after October 1, 1999 and certain demonstration projects for competitive bidding of, at a minimum, oxygen and oxygen equipment, through December 31, 2002. While the details of the prospective payment and competitive bidding systems are unclear, there can be no assurance that adoption of these systems, and the reductions and freezes described above, will not result in a material decrease in the amount of reimbursement the Company receives from the Medicare program for the services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion services the Company may acquire in the future.

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

     Most states have laws regulating insurance companies and HMOs. The Company is not qualified in any state to engage in the insurance or HMO business but has registered one of its subsidiaries as a risk taking preferred provider organization in one state due to proposed activities under an R-NET relationship with a licensed insurance organization. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third-party payors, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk sharing arrangements by and among such providers, and whether risk bearing entities are subject to insurance or HMO regulation. The Company believes that its practices are consistent with those of other healthcare companies and do not constitute licensable HMO or insurance activities. To the extent such licenses may be required, the Company will make the necessary filings and registrations to achieve compliance with applicable law. However, given the limited regulatory history with respect to such practices, there can be no assurance that states requiring licensure will not attempt to assert jurisdiction. If the states pursue actions against the Company and/or its customers, the Company may be compelled to restructure or refrain from engaging in certain business practices.

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

     Other Regulations. Coram's operations are subject to various state hazardous waste disposal laws. The laws currently in effect do not classify most of the waste produced during the provision of the Company's services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all healthcare facilities, including the Company's branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

     In September 1994 T2 Medical, one of the Company's subsidiaries, entered into a settlement agreement with the United States (the "T2 OIG Settlement Agreement") settling claims arising out of an investigation by the OIG into certain operations of T2 Medical, which occurred prior to the Four-Way Merger. T2 Medical, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The T2 OIG Settlement Agreement imposes certain restrictions upon the types of relationships that T2 Medical may have with referring physicians and imposes a five year reporting obligation upon T2 Medical. During 1994 and the first quarter of 1995, the Company restructured or terminated a large number of relationships with physicians in order to meet the requirements of the T2 OIG Settlement Agreement, Stark II and Coram's own compliance standards. The Company has implemented measures to ensure compliance with the T2 OIG Settlement Agreement and has engaged Richard P. Kusserow, the former Inspector General of the Department of Health and Human Services, as a consultant to assist the Company in its continued development and administration of its compliance program. The Company's internal regulatory compliance review program is intended to deal with compliance issues under the T2 OIG Settlement Agreement and with other legal, regulatory and ethical compliance issues. However, no assurance can be made that in the future Coram's business arrangements, present or past (or those of its predecessors or divested subsidiaries, affiliates or partnerships), will not be the subject of an investigation or prosecution by a federal or state governmental authority. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution.

     The Company regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed it in material noncompliance with any statute. The healthcare service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business. See Item 7. RISK
FACTORS -- "Governmental Regulation."

EMPLOYEES

     As of December 31, 1997, Coram had approximately 2,800 full-time equivalent employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 40% of the employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, reimbursement, financial and systems professionals. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

     The Company's headquarters are located in Denver, Colorado and consist of approximately 20,000 square feet of office space leased through August, 1999. As of March 23, 1998, the Company had approximately 100 branch facilities throughout the United States and Canada, totaling approximately 1.0 million square feet of facility space currently in use with monthly rental of this space aggregating approximately $0.9 million, net of approximately 0.05 million square feet and $0.08 million for subleased space, respectively. The loss of the lease on any one facility will not materially effect the Company.

ITEM 3. LEGAL PROCEEDINGS.

     On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno, No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the Defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder, against all of the Defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities and Exchange Act, and further alleges fraud by all of the Defendants under Georgia law. Finally, Plaintiffs allege a breach of the covenant of good faith and fair dealing by all Defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The Defendants filed a Motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's Motion to Dismiss the Complaint on February 12, 1997. The Plaintiffs have appealed the dismissal to the Eleventh Circuit Court of Appeals. The Company opposed the appeal. The Eleventh Circuit held oral argument on November 18, 1997, but the Court has not yet ruled on the appeal.

     The Company intends vigorously to defend itself in the matter described above. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the matter described in the preceding paragraph cannot presently be determined. Accordingly, except for the settlement of the Shareholder Litigation described in Note 12 to the Company's Consolidated Financial Statements and charges recorded for various litigation settlements that are not individually material to the Company, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the Company's Consolidated Financial Statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

     In September 1995, as amended on October 6, 1995, the Company filed suit against Caremark (the "Caremark Litigation") in the San Francisco Superior Court. The Caremark Litigation and other related issues arose out of the acquisition of certain assets of Caremark's home infusion business in 1995. On June 30, 1997, the Company entered into a settlement with Caremark. Under the terms of the settlement, Junior Subordinated Pay-In-Kind Notes issued by the Company in such acquisition totaling approximately $100.0 million principal and $20.0 million accrued interest were canceled with all payments due thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash which was received on September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. As a result the Company recorded income from litigation settlement of $156.8 million during the second quarter of 1997. See Note 3 to the Company's Consolidated Financial Statements.

     On July 7, 1997, the Company filed suit against Price Waterhouse LLP in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement of the Caremark Litigation, Caremark assigned and transferred to the Company all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the Company. Price Waterhouse has moved to dismiss the Company's lawsuit on several grounds. The Company has responded. However, there can be no assurance that the Company will succeed in its opposition to the motion to dismiss and there can be no assurance of any recovery from Price Waterhouse LLP. See Note 3 to the Company's Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CRH". The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange Composite Tape for the periods indicated:

                                                                HIGH          LOW
                                                                ----          ---
CALENDAR YEAR 1996
First Quarter...............................................     6 3/8         4 1/8
Second Quarter..............................................     5 5/8         3 7/8
Third Quarter...............................................     4 1/2         2 3/4
Fourth Quarter..............................................     5 3/8         3 3/4
CALENDAR YEAR 1997
First Quarter...............................................     5 7/8         3 3/4
Second Quarter..............................................     4             1 1/4
Third Quarter...............................................     5 3/16        3 1/8
Fourth Quarter..............................................     5             2 3/4
CALENDAR YEAR 1998
First Quarter through March 23, 1998........................     3 3/8         2 1/8

     As of March 23, 1998, there were 5,957 record holders of the Company's Common Stock. On March 23, 1998, the last reported sale price of the Common Stock on the New York Stock Exchange was $2.3125 per share.

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

     The Company did not sell any of its equity securities in the three months ended December 31, 1997 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical financial data for the Company prior to the July 1994 Four-Way Merger is based on the combined financial data of the predecessor entities, and may not be comparable on a year-to-year basis. Amounts are in thousands except per share data.

                                                                         FISCAL YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                             1997        1996        1995         1994         1993
                                                           --------    --------    ---------    ---------    --------
INCOME STATEMENT DATA:
Net revenue..............................................  $464,385    $521,969    $ 602,585    $ 450,496    $462,304
Cost of service..........................................   328,781     361,688      459,710      313,182     285,023
                                                           --------    --------    ---------    ---------    --------
  Gross profit...........................................   135,604     160,281      142,875      137,314     177,281
Operating expenses:
  Selling, general and administrative expenses...........    93,167     104,261      133,037       81,907      75,706
  Provision for estimated uncollectible accounts.........    16,209      29,045       68,912       36,817      29,751
  Amortization of goodwill...............................    13,586      15,259       15,307        8,971       7,824
  Charge for long-lived assets and acquired receivables:
    Goodwill and other long-lived assets (1).............        --          --      166,373           --          --
    Valuation of acquired receivables (2)................        --          --       37,000           --          --
  Merger expenses (3)....................................        --          --           --       28,500       2,868
  Provision for (income from) litigation
    settlements(4).......................................  (156,792)     27,875           --       23,220          --
  Restructuring costs, net (5)...........................        --          --        6,158       95,500       1,600
                                                           --------    --------    ---------    ---------    --------
        Total operating expense..........................   (33,830)    176,440      426,787      274,915     117,749
                                                           --------    --------    ---------    ---------    --------
Operating income (loss)..................................   169,434     (16,159)    (283,912)    (137,601)     59,532
  Interest income........................................     2,242       1,497        1,531        2,469       3,746
  Interest expense (6)...................................   (75,026)    (78,767)     (49,741)      (7,414)     (3,916)
  Gain on sale of business (7)...........................    26,744          --           --           --          --
  Termination fee (8)....................................    15,182          --           --           --          --
  Other income (expense), net............................     1,517       2,115       (2,117)         865       7,862
                                                           --------    --------    ---------    ---------    --------
Income (loss) before income taxes and minority
  interests..............................................   140,093     (91,314)    (334,239)    (141,681)     67,224
  Income tax expense (benefit)...........................     7,550     (13,998)     (11,154)     (26,231)     28,848
  Minority interest in net income of consolidated joint
    ventures.............................................     7,283       7,698       10,964       12,622       9,715
                                                           --------    --------    ---------    ---------    --------
Net income (loss)........................................  $125,260    $(85,014)   $(334,049)   $(128,072)   $ 28,661
                                                           ========    ========    =========    =========    ========
Earnings (loss) per common share.........................  $   2.64    $  (2.05)   $   (8.39)   $   (3.32)   $   0.76
                                                           ========    ========    =========    =========    ========
Earnings (loss) per common share--assuming dilution......  $   2.30    $  (2.05)   $   (8.39)   $   (3.32)   $   0.76
                                                           ========    ========    =========    =========    ========
Cash dividends per common share (9)......................        --          --           --           --          --
BALANCE SHEET DATA:
Cash and cash equivalents................................  $108,950    $ 15,375    $  26,735    $  30,134    $ 50,980
Working capital (deficit)................................   (11,620)   (132,529)      37,422       83,811     124,992
Total assets.............................................   516,820     545,309      687,849      576,439     555,877
Long-term debt, net of current portion (10)..............   150,428     266,641      439,309      119,726      40,156
Stockholders' equity (deficit)...........................   125,026     (21,482)      18,040      322,261     438,872

---------------

     The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). For further discussion of earnings per share and the impact of Statement 128, see the notes to the Company's Consolidated Financial Statements.

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

 (4) In 1994, the $23.2 million provision for litigation settlements represents the cash and non-cash costs of settling certain litigation matters which arose prior to the Four-Way Merger. The $27.9 million provision for litigation settlements in 1996 includes a non-cash provision of $25.6 million and a cash provision of $0.3 million related to an agreement to settle certain stockholder class actions and certain derivative litigation. The $156.8 million income from litigation settlement recorded in 1997 relates to the settlement of a lawsuit against Caremark resulting from the purchase of the Caremark Business in 1995.

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

 (7) In 1997, the Company sold its Lithotripsy Business to IHS. Accordingly the Company recorded a gain on sale of its Lithotripsy Business of $26.7 million.

 (8) In 1997, the Company received $21.0 million from the termination of a merger agreement with IHS. As a result, the Company recorded other income of $15.2 million, representing the $21.0 million termination fee less related costs.

 (9) Excludes dividends paid by predecessor entities prior to the July 1994 Four-Way Merger.

(10) On October 13, 1995, two major lenders of the Company, who issued credit in connection with the acquisition of the Caremark Business, agreed to restructure major terms of their debt agreements. As a result of the restructuring, the maturity date was shortened. In March 1996, Coram reclassified a portion of the long term balance to current. The current portion of long term debt was $150.2 million, $198.0 million, $67.1 million, $5.9 million and $28.8 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains certain forward looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

     Business Strategy. The Company's business strategy is focused on the basic factors that could lead to profitability: revenue generation programs, cost reduction, quality improvement and cash collections. The Company continues to focus on business relationships where it can assure high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its therapy mix and physician relationships and also has continued the development of its specialty programs such as provider network development and management for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs, mail order prescription and pharmacy benefit management services and women's health programs. Cost reduction efforts have focused on field consolidation, reduction of corporate expenses, assessment of poorly performing branches and a review of branch efficiencies. Delivery of quality service is being closely monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     The settlement of the Caremark Litigation, completion of the sale of the Lithotripsy Business and the termination of the proposed merger with IHS, have now permitted management of the Company to focus on operations and strategic alternatives for the Company to enable the Company to realize its potential in the changing market for alternate site infusion therapy services. In addition, other events that impacted the Company in 1997 or which may impact the Company in the future include: (i) repayment and termination of the Senior Credit Facility in January 1998 thereby reducing interest expense; and (ii) a six-month extension to September 30, 1998 for the payment of deferred interest and fees related to the Rollover Note, provided that the Company and the Holders of the Rollover Note reach an agreement in principle for its restructuring by April 13, 1998 (See Exhibit 10.40). Future strategic alternatives currently being considered by the Company include, among others, (i) the pursuit of opportunities in its core alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's core business and (ii) completion of the refinancing of its debt instruments to reduce interest expense. From time to time, the Company evaluates potential acquisitions in markets that permit the Company to grow its local or regional business either through its core infusion therapy business or through complimentary home health services such as respiratory therapy and durable medical equipment. Combined, management believes these factors have improved and will continue to improve the Company's financial prospects, improve and stabilize relationships with payors and referral sources, and improve its position within the home healthcare industry. There can be no assurance that any restructuring of the Company's debt obligations will be consummated or that other strategic alternatives, pursued by the Company, will be available on commercially acceptable terms to the Company.

     Factors Affecting Recent Operating Results. The most significant factors affecting the Company's operating performance and financial condition are as follows:

          (i) settlement of the Caremark Litigation for $165.0 million in 1997. See Notes 3 and 12 to the Company's Consolidated Financial Statements. Through 1995 and 1996, the Company suffered a loss of revenues from under-performance of the Caremark Business compared to original expectations, a negative impact on revenue referral sources and employee morale throughout the Company. In addition, the Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. With the settlement of the litigation, the Company is now focused on its operations to realize its potential in the changing market for alternate site infusion therapy services;

          (ii) sale of the Lithotripsy Business in the third quarter of 1997 allowing the Company to substantially reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business thereby further improving its financial position. See Note 5 to the Company's Consolidated Financial Statements;

          (iii) distractions in its revenue generation programs in the first half of 1997 during the pendency of the IHS Merger which was terminated April 4, 1997. See Note 4 to the Company's Consolidated Financial Statements;

          (iv) ongoing pricing pressure in the Company's core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers;

          The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity insurance and other payors, managed care organizations and Medicare and Medicaid programs ("governmental payors"), respectively, for the years ended December 31, 1997, 1996 and 1995:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
        Private Indemnity Insurance and Other Payors........   27%      33%      40%
        Managed Care Organizations..........................   45%      40%      36%
        Medicare and Medicaid Programs......................   28%      27%      24%
                                                              ----     ----     ----
                  Total.....................................  100%     100%     100%
                                                              ====     ====     ====

          (v) technological advances in the development of new medical treatments for complex diseases that reduce the need for certain infusion therapy services provided by the Company. For example, oral drugs such as protease inhibitors have assisted persons living with HIV and AIDS to remain healthier longer. Since the second quarter of 1996, the Company estimates that it has lost approximately $40.0 million of annualized revenue from the transition of HIV multiple therapy patients from intravenous therapy to oral medications; and

          (vi) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company or who have entered into risk bearing relationships with third-party payors pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the Company.

     Management believes that the Company's financial position and its standing within the home healthcare industry improved in the year ended December 31, 1997 primarily through the stabilization of relationships with payors and referral sources. Additionally, management believes that its focus on its operations and strategic alternatives for the Company will facilitate a recovery in future periods. However, there can be no assurance that the improvement will continue or that factors noted above would not have an adverse effect on the financial position, results of operations and liquidity of the Company.

  Results of Operations

     The following table shows certain items as a percentage of the Company's net revenue for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Net revenue.................................................  100.0%   100.0%   100.0%
Cost of service.............................................   70.8     69.3     76.3
                                                              -----    -----    -----
Gross profit................................................   29.2     30.7     23.7
Operating expenses:
  Selling, general and administrative expenses..............   20.1     20.0     22.1
  Provision for estimated uncollectible accounts............    3.5      5.6     11.4
  Amortization of goodwill..................................    2.9      2.9      2.5
  Charges for long-lived assets and acquired receivables:
     Goodwill and other long-lived assets...................     --       --     27.6
     Valuation of acquired receivables......................     --       --      6.2
  Provision for (income from) litigation settlement.........  (33.8)     5.3       --
  Restructuring costs, net..................................     --       --      1.0
                                                              -----    -----    -----
          Total operating expenses..........................   (7.3)    33.8     70.8
                                                              -----    -----    -----
Operating income (loss).....................................   36.5     (3.1)   (47.1)
Other income (expenses):
  Interest expense..........................................  (16.2)   (15.1)    (8.2)
  Termination fee...........................................    3.3       --       --
  Gain on sale of business..................................    5.8       --       --
  Other income (expense), net...............................    0.8      0.7     (0.1)
                                                              -----    -----    -----
Income (loss) before income taxes and minority interests....   30.2    (17.5)   (55.4)
  Income tax expense (benefit)..............................    1.6     (2.7)    (1.9)
  Minority interests in net income of consolidated joint
     ventures...............................................    1.6      1.5      1.8
                                                              -----    -----    -----
Net income (loss)...........................................   27.0%   (16.3)%  (55.5)%
                                                              =====    =====    =====

  1997 Compared to 1996

     As previously discussed in "Factors Affecting Recent Operating Results," the Company sold its Lithotripsy Business in 1997. During the years ended December 31, 1997 and 1996, the Lithotripsy Business provided the following to the Company's operations (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Net revenue.................................................  $37.3    $49.7
Gross profit................................................   23.5     27.4
Operating income............................................   17.6     21.8

     Net Revenue. Net revenue decreased $57.6 million or 11.0%, from $522.0 million in 1996 to $464.4 million 1997. The decrease is due primarily to a 9.1% decrease in patient census as well as a continued shift in payor mix from private insurance to managed care. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $24.7 million from $160.3 million or a gross margin of 30.7% in 1996 to $135.6 million or a gross margin of 29.2% in 1997. The decrease is due primarily to the decrease of $57.6 million in net revenue described above offset by a decline in cost of service of $32.9 million. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $11.1 million or 10.6%, from $104.3 million in 1996 to $93.2 million in 1997. Excluding the effects of nonrecurring gains on the disposal of non-core businesses and on the conversion of certain debentures totaling $3.0 million in 1996, SG&A expense decreased $14.1 million or 13.1%. The improvement is due primarily to the Company's continuing strategy to reduce unnecessary corporate and field administrative costs.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $16.2 million or 3.5% of net revenue in 1997 compared to $29.1 million or 5.6% of net revenue in 1996. The decrease is due primarily to the Company's concentrated collection efforts over the past year.

     Amortization of Goodwill. Amortization of goodwill decreased $1.7 million or 11.0%, from $15.3 million in 1996 to $13.6 million in 1997. The decrease in amortization is due to the sale of the Company's Lithotripsy Business in 1997. See "Factors Affecting Recent Operating Results" and Note 5 to the Company's Consolidated Financial Statements.

     Provision for (Income From) Litigation Settlement. During the year ended December 31, 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark Lawsuit. During the year ended December 31, 1996, the Company recorded a non-cash provision of $25.6 million and a cash provision of $0.3 million in connection with an agreement to settle certain shareholder class action and certain derivative litigation ("the Shareholder Litigation"). Under the agreement, the Company was required to issue 5.0 million freely tradable shares of common stock of which 1.5 million shares were issued March 11, 1997 and 3.5 million shares were issued November 28, 1997. Additionally, a $2.0 million charge was recorded in 1996 related to various other litigation settlements. See Notes 3 and 12 to the Company's Consolidated Financial Statements.

     Operating Income (Loss). The Company recorded operating income of $169.4 million for the year ended December 31, 1997 compared to an operating loss of $16.2 million for the year ended December 31, 1996. The increase is due primarily to non-recurring income of $156.8 million from litigation settlement recorded in 1997 and the non-recurring provision for shareholder litigation of $27.9 million recorded in 1996.

     Interest Expense. Interest expense decreased by $3.8 million or 4.7%, from $78.8 million for the year ended December 31, 1996 to $75.0 million for the year ended December 31, 1997. The decline is due primarily to a decrease in interest related to the Junior Subordinated Pay-In-Kind notes issued in connection with the acquisition of the Caremark Business. In June 1997, pursuant to the settlement of the Caremark Litigation, the Junior Subordinated Pay-In-Kind Notes totaling approximately $100.0 million in principal and $20.0 million accrued interest were canceled. Additionally in January 1998, the Company repaid in full all principal, interest and related fees totaling approximately $80.1 million due under the Senior Credit Facility. Interest on the Senior Credit Facility for the years ended December 31, 1997 and 1996 was $11.3 million and $16.4 million, respectively. See "Factors Affecting Recent Operating Results" and Notes 3 and 8 to the Company's Consolidated Financial Statements.

     Gain On Sale of Business. In the year ended December 31, 1997, the Company recorded a gain on the sale of business, net of related costs, of $26.7 million in connection with the sale of its Lithotripsy Business. See "Factors Affecting Recent Operating Results" and Note 5 to the Company's Consolidated Financial Statements.

     Termination Fee. The Company recorded termination fee income, net of related costs, of $15.2 million in the year ended December 31, 1997 in connection with the termination of the proposed merger with IHS. See "Factors Affecting Recent Operating Results" and Note 4 to the Company's Consolidated Financial Statements.

     Income Tax Expense (Benefit). During 1997, the Company recorded income tax expense of $7.6 million compared to an income tax benefit of $14.0 million in 1996. The 1997 income tax expense is related to the gain on the sale of the Lithotripsy Business and income from settlement of the Caremark Litigation. The 1996 benefit was based on an estimate of 1996 carryback benefits available.

     Net Income (Loss). Net income for the year ended December 31, 1997 was $125.3 million compared to a net loss of $85.0 million for the year ended December 31, 1996. As discussed above, the change in net income is due to non-recurring items totaling $198.7 million in 1997 and $27.9 million in 1996 as well as the change resulting from normal operations.

  1996 COMPARED TO 1995

     Net Revenue. Net revenue for the year ended December 31, 1996, decreased by $80.6 million or 13.4%, from $602.6 million in 1995 to $522.0 million in 1996. The decrease in revenue is due primarily to losses suffered from the under-performance of the Caremark Business and ongoing pricing pressures. See "Factors Affecting Recent Operating Results." Also contributing to the decrease in net revenue was the sale or discontinuance of non-strategic or unprofitable businesses which contributed $42.5 million in net revenue in 1995 compared with $2.7 million in 1996. In addition, management fees have also decreased from approximately $7.6 million in 1995 to approximately $1.6 million in 1996 as a result of the Company's termination of physician arrangements and certain businesses since 1994 while maintaining only those relationships that met both the Company's own compliance criteria and applicable legal requirements.

     Gross Profit. Gross profit for the year ended December 31, 1996 increased by $17.4 million, from $142.9 million or a gross margin of 23.7% in 1995 to $160.3 million or a gross margin of 30.7% in 1996. Approximately $13.0 million of the improvement is due to the decrease in total drugs and supplies expense from 36.1% of net revenue in 1995 to 33.9% of net revenue in 1996. The remaining improvement is due to a reduction in clinical service expense.

     Selling, General and Administrative Expenses. SG&A expenses decreased $28.7 million from $133.0 million for the year ended December 31, 1995 to $104.3 million for the year ended December 31, 1996. The decrease is due primarily to the Company's continuing strategy to reduce unnecessary corporate and field administrative costs, offset by excess legal expenses and collection agency fees recorded during 1996 of $6.9 million and $4.7 million, respectively. In addition, the Company recorded $10.2 million of non-recurring charges in 1995, consisting of a $1.4 million loss on disposal of branch, $2.0 million loss on the sale of a non-core business, $3.4 million transaction expenses related to the termination of a proposed merger with Lincare Holdings Inc. and $3.4 million loss on payment of a prior credit facility.

     Provision For Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $29.0 million, or 5.6% of net revenue for the year ended December 31, 1996 compared with $68.9 million, or 11.4% of net revenue for the year ended December 31, 1995. The decrease is due primarily to a special charge recorded in the third quarter of 1995 of $20.0 million. The remaining decrease in the provision is due to the Company's concentrated collection efforts during 1996. In the third and fourth quarters of 1996, management implemented a program whereby collection teams comprised of external collection agencies were engaged to concentrate on collecting accounts greater than 90 days old. The increased cash collection effort resulted in increased cash collection calls, commitments for payment and charges to the Company's established reserves. The Company's allowance for uncollectible accounts was $40.3 million, or 27.4% of gross accounts receivable at December 31, 1996 compared to $63.8 million or 29.3% of gross accounts receivable at December 31, 1995. See Note 2 to the Company's Consolidated Financial Statements.

     Charge for Long-Lived Assets and Acquired Receivables. During 1995, the Company recorded an impairment loss of $166.4 million related to its home infusion business ($158.1 million related to goodwill and $8.3 million related to long-lived assets). In addition during 1995, the Company reduced the valuation of the acquired receivables related to the Caremark acquisition by an aggregate of $37.0 million. See Notes 2 and 3 to the Company's Consolidated Financial Statements.

     Provision for (Income From) Litigation Settlements. During 1996, the Company recorded a non-cash provision of $25.6 million and a cash provision of $0.3 million in connection with the Shareholder Litigation settlement. Additionally, a $2.0 million charge was recorded in 1996 related to various other litigation settlements. See Note 12 to the Company's Consolidated Financial Statements.

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

     Interest Expense. Interest expense increased $29.1 million, from $49.7 million in 1995 to $78.8 million in 1996. The increase is due primarily to a full year of interest incurred on the Caremark acquisition debt, the interest compounding effects of the Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated PIK Notes") and a Rollover Note issued in place of the Bridge Note when the Bridge Note was not repaid on its due date (the "Rollover Note"), amortization of warrants, as well as the reduction in the amortization period of deferred debt costs, offset by the reduction of the principal amount of the Senior Credit Facility. Of the $78.8 million interest expense recorded during 1996, $61.1 million was non-cash in nature.

     Income Tax Benefit. During the year ended December 31, 1996, the Company recorded an income tax benefit of $14.0 million, as compared with an $11.2 million benefit in 1995. The 1996 and 1995 benefits were based on carryback benefits available in relation to estimated pre-tax results for the year, exclusive of any significant unusual items.

     Minority Interest in Net Income of Consolidated Joint Ventures. Minority interest expense decreased $3.3 million, from $11.0 million in 1995 to $7.7 million in 1996. The decrease is due to the sale of one lithotripsy joint venture, the purchase of the minority interest in another lithotripsy joint venture and the sale of the Company's interest in Kids Medical in 1995. Additionally, the Company completed the purchase of certain minority interests in two lithotripsy joint ventures during 1996.

     Net Loss. Net loss for the year ended December 31, 1996 was $85.0 million as compared with a $334.0 million loss for the year ended December 31, 1995. As discussed above, the change in net loss is due to non-recurring items totaling $27.9 million in 1996 and $209.6 million in 1995 as well as the change resulting from normal operations.

QUARTERLY RESULTS (UNAUDITED)

     The following summarizes selected quarterly financial information with respect to the Company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

                                           1997 QUARTER ENDED                          1996 QUARTER ENDED
                               ------------------------------------------   -----------------------------------------
                               DEC. 31    SEPT. 30    JUNE 30    MAR. 31    DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                               --------   --------   ---------   --------   --------   --------   --------   --------
Net revenue..................  $105,039   $119,516   $ 118,115   $121,715   $126,029   $131,206   $133,109   $131,625
Cost of service..............    81,090     82,926      83,040     81,725     85,788     86,591     91,150     98,159
                               --------   --------   ---------   --------   --------   --------   --------   --------
Gross profit.................    23,949     36,590      35,075     39,990     40,241     44,615     41,959     33,466
Operating expenses:
  Selling, general and
    administrative
    expenses.................    22,960     23,729      22,826     23,652     25,878     26,530     26,576     25,277
  Provision for estimated
    uncollectible accounts...     3,682      4,135       4,104      4,288      6,696      6,766      6,831      8,752
  Amortization of goodwill...     2,766      3,611       3,597      3,612      3,580      3,619      3,759      4,301
  Provision for (income from)
    litigation settlements...        --         --    (156,792)        --     15,125        250     12,500         --
                               --------   --------   ---------   --------   --------   --------   --------   --------
        Total operating
          expense............    29,408     31,475    (126,265)    31,552     51,279     37,165     49,666     38,330
                               --------   --------   ---------   --------   --------   --------   --------   --------
Operating income (loss)......    (5,459)     5,115     161,340      8,438    (11,038)     7,450     (7,707)    (4,864)
Other income (expenses):
  Interest expense...........   (19,503)   (15,797)    (18,230)   (21,496)   (20,010)   (19,175)   (20,553)   (19,029)
  Termination fee............        --         --      15,182         --         --         --         --         --
  Gain on sale of business...     8,772     17,972          --         --         --         --         --         --
  Other income, net..........     1,365        690       1,057        647      1,403        645        914        650
                               --------   --------   ---------   --------   --------   --------   --------   --------
Income (loss) before income
  taxes and minority
  interests..................   (14,825)     7,980     159,349    (12,411)   (29,645)   (11,080)   (27,346)   (23,243)
  Income tax expense
    (benefit)................     4,175      3,125         201         49          2     (1,347)    (5,237)    (7,416)
  Minority interest in net
    income of consolidated
    joint
    ventures.................       226      2,552       2,377      2,128      1,928      2,279      1,417      2,074
                               --------   --------   ---------   --------   --------   --------   --------   --------
Net income (loss)............  $(19,226)  $  2,303   $ 156,771   $(14,588)  $(31,575)  $(12,012)  $(23,526)  $(17,901)
                               ========   ========   =========   ========   ========   ========   ========   ========
Earnings (loss) per common
  share......................  $  (0.39)  $  $0.05   $    3.29   $  (0.31)  $  (0.75)  $  (0.28)  $  (0.58)  $  (0.44)
                               ========   ========   =========   ========   ========   ========   ========   ========
Earnings (loss) per common
  share -- assuming
  dilution...................  $  (0.39)  $   0.04   $    2.99   $  (0.31)  $  (0.75)  $  (0.28)  $  (0.58)  $  (0.44)
                               ========   ========   =========   ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $93.6 million, from $15.4 million at December 31, 1996 to $109.0 million at December 31, 1997. The increase in cash and cash equivalents is due primarily to cash provided by operating activities of $66.0 million and cash provided by investing activities of $105.7 million offset by cash used in financing activities of $78.1 million. Cash provided by operating activities of $66.0 million was composed primarily of
(i) a $21.0 million payment received as a result of the termination of the proposed merger with IHS; (ii) $41.4 million received from Caremark as a result of the settlement of the Caremark Litigation and (iii) improved cash collections of accounts receivable and decreased disbursement levels. Cash provided by investing activities is due primarily to net proceeds from the sale of the Lithotripsy Business of $124.8 million offset by the purchase of fixed assets totaling $19.1 million. Cash used in financing activities consists primarily of debt repayments of $89.4 million offset by additional borrowings of $10.0 million.

     On June 2, 1997, the Company refinanced $150.0 million owed its lenders under the Senior Credit Facility through a refinancing transaction with Goldman Sachs Credit Partners L.P. ("GSCP"). GSCP acquired the debt through an assignment from Chase Manhattan Bank. In January 1998, the Company repaid in full all principal, interest and related fees totaling approximately $80.1 million due under the Senior Credit Facility. See Note 8 to the Company's Consolidated Financial Statements.

     On May 1, 1997 a group of investors consisting of Cerberus Partners, L.P., GSCP and Foothill Capital (collectively the "Holders") purchased the Rollover Note and all the rights to the warrants thereunder. The Company has received a six-month extension to September 30, 1998 for the payment of deferred interest and fees related to the Rollover Note, provided that the Company and the Holders of the Rollover Note reach an agreement in principle for its restructuring by April 13, 1998. Any restructuring will be subject to the parties entering into definitive agreements and the satisfaction of any conditions to consummation set forth herein. See Note 8 to the Company's Consolidated Financial Statements. There can be no assurance that future cash flow from operations will be sufficient to cover current or future debt obligations or that any restructuring thereof will be consummated.

     In June 1997, the Company entered into a settlement agreement with Caremark. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $100.0 million principal and $20.0 million accrued interest were canceled with all payments thereunder forgiven and Caremark agreed to pay $45.0 million in cash which was received on September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. Accordingly in 1997, the Company recorded settlement income of $156.8 million. See Note 3 to the Company's Consolidated Financial Statements. Upon receipt of the cash proceeds due to the Company in the settlement of the Caremark Litigation, the Company applied substantially all net cash proceeds to reduce outstanding debt.

     On August 20, 1997 the Company signed an agreement with IHS for the sale of its Lithotripsy Business. Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interests in the three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997. Due to the Company's and IHS's inability to obtain the consent of the other partner to the transfer of Coram's interest therein, its interest in the remaining partnership was returned to the Company on October 21, 1997. Proceeds on the sale of the Lithotripsy Business totaled $126.6 million which further allowed the Company to substantially reduce its debt obligations and eliminate contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business. During the years ended December 31, 1997, 1996 and 1995 the Lithotripsy Business provided net revenue of approximately $37.3 million, $49.7 million and $53.5 million, respectively, to the Company. See Note 5 to the Company's Consolidated Financial Statements.

     The Company from time to time evaluates strategic alternatives in meeting scheduled maturities of principal and interest. The strategic alternatives which the Company considers include, but are not limited to, the pursuit of opportunities in its core alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's core business. These future acquisitions, if any, may require a change in capital structure or equity and debt financing. There can be no assurance that any such consolidations or acquisitions will occur. Additionally, if they occur there can be no assurance that the financing sources will be available to the Company or, if available, will be available on commercially acceptable terms to the Company.

     As of December 31, 1997, the Company did not have any material commitments for capital expenditures.

RISK FACTORS

  Recent Operating Losses; Future Operating Results Uncertain

     During the year ended December 31, 1997, the Company recorded operating income of $169.4 million and net income of $125.3 million. Net income in 1997 included non-recurring income of $156.8 million income from settlement of the Caremark Litigation, $26.8 million gain on sale of Lithotripsy Business and $15.2 million termination fee income. Excluding these non-recurring charges, the Company incurred an operating income of $12.6 million and a net loss of $73.5 million. During the years ended December 31, 1996 and 1995 the Company recorded operating losses of $16.2 million and $283.9 million, respectively, and net losses of $85.0 million and $334.0 million, respectively. Numerous factors have affected the Company's performance and financial condition to date, including, among others (i) under-performance of the Caremark Business resulting in loss of revenues compared to original expectations, a negative impact on revenue referral sources and employee morale throughout the Company and the incurrence of substantial indebtedness to acquire the Caremark Business, which it expected to fund primarily through the operating income and cash flow of the Caremark Business; (ii) distractions in its revenue generation programs in the first half of 1997 during the pendency of the IHS Merger which was terminated April 4, 1997; (iii) the implementation of a policy to terminate physician arrangements and certain businesses during fiscal 1995 which the Company inherited from its predecessors that were potentially in conflict with new federal and state law, resulting in the loss of a number of historic referral sources; (iv) ongoing pricing pressure in the Company's core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers; and (vi) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company.

     With the settlement of the Caremark Litigation, termination of the proposed IHS Merger and completion of sale of the Lithotripsy Business, management of the Company is now focused on strategic alternatives for the Company and its operations to enable the Company to realize its potential in the changing market for alternate site infusion therapy services. In addition, proceeds from the sale of Lithotripsy Business and settlement of Caremark Litigation allowed the Company to substantially reduce its obligations under its credit arrangements. Notwithstanding these events and the Company's actions to address the factors discussed above, there can be no assurance that these factors will not continue to have an adverse effect on the Company's financial condition and results of operations in the future.

  Substantial Leverage

     The Company incurred a significant amount of long-term debt in connection with the acquisition of the Caremark Business. As of December 31, 1997, the Company's consolidated indebtedness was $193.1 million, net of $107.6 million cash held in overnight funds, and its consolidated stockholders' equity was $125.0 million. The degree to which the Company is leveraged could impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. See "Liquidity and Capital Resources." At December 31, 1997, $299.2 million of the Company's borrowings were under arrangements with variable interest rates. As of December 31, 1997, there was $80.0 million principal due under the Senior Credit Facility, all of which was repaid in full in January 1998. Payment of deferred interest and fees of $69.2 million as of December 31, 1997 on a $150.0 million Rollover Note is due September 30, 1998 provided that the Company and Holders of the Rollover Note reach an agreement in principle for its restructuring by April 13, 1998. Any significant increase in the interest rates on those borrowings would have a material adverse effect on the Company's business, financial condition and results of operations.

  Liquidity; Need For Additional Financing

     The Rollover Note matures on October 6, 2000 while deferred interest and accrued fees on the Rollover Note are due September 30, 1998 provided that the Company and Holders of the Rollover Note reach an agreement in principle for its restructuring by April 13, 1998. The agreement pursuant to which the Bridge Note and Rollover Note were issued contains customary covenants and events of default. At December 31, 1997, the Company was in compliance with all of these covenants. There can be no assurance that the Company's cash flow from operations will be sufficient to meet its short or long-term needs or that the restructuring will be consummated. Therefore, additional sources of funds may be required in future periods. In order to satisfy such obligations, the Company may engage in a public or private offering of debt or equity securities or a sale or merger of the Company. Any such transaction could result in a substantial dilution in the ownership interest of the existing stockholders and may have an adverse impact on the market price of the

Company's Common Stock. There can be no assurance that the Company will undertake any such transaction, what the timing thereof would be or that the Company will be able to obtain any additional funds or complete such a transaction on terms acceptable to the Company. See "Liquidity and Capital Resources."

  Dependence On Key Personnel; Changes In Management

     The Company is substantially dependent upon the services of its key executive officers, which include Donald J. Amaral, Chairman and Chief Executive Officer, Richard M. Smith, President, Wendy L. Simpson, Executive Vice President and Chief Financial Officer, and Paul J. Quiner, Senior Vice President and General Counsel. The loss of services of any of these executives could have a material adverse affect on the Company. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of professional personnel. There can be no assurance that the Company will be successful in its efforts to attract and retain such personnel.

  Certain Litigation

     The Company, directly or indirectly, is a party to certain lawsuits that could, if their outcomes were unfavorable, have a material adverse effect, directly or indirectly, on its business, financial condition and results of operations. The Company intends vigorously to defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the litigations cannot be presently determined. See Item 3. LEGAL PROCEEDINGS.

  Dependence On Relationships With Third Parties

     The profitability of the Company's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payors, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional health providers and insurance companies and large self-insured employers. A central feature of the Company's business strategy is to improve its relationships with such third parties in general, and with physicians and physician groups in particular. There can be no assurance that the Company will be successful in improving and maintaining such relationships or that the Company's existing relationships will be successfully maintained or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of such existing relationships or the failure to continue to develop such relationships in the future could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business Strategy."

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

     Violations of the federal anti-kickback statute are punishable by criminal or civil penalties, including imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs. Civil suspension for antikickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. The Company's business, financial condition and results of operations could be materially adversely affected as a result of any such change or sanctions. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not have a material adverse effect on the Company. See Item 1. GOVERNMENT REGULATION.

     As part of the Balanced Budget Act of 1997, Congress made various changes that affect the participation of companies like Coram in the Medicare program. Specifically, the Company will be required to obtain and post surety bonds for each of its Part A home health agency providers and Part B durable medical equipment suppliers when HCFA's rules implementing the bonding requirements become final. The Company currently operates eleven Part A home health agencies and virtually all of the Company's branch offices participate in Part B of the Medicare program. Under the regulations currently proposed for Part A home health agency providers, each provider would be required to post a surety bond in an amount equal to the greater of 15% of the amount paid to the agency or branch by Medicare in the previous year (up to a maximum of $3,000,000) or $50,000 whichever is greater. Discontinuing the Company's participation in the Medicare program would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is required to post surety bonds for each of its Part A home health agency providers and Part B durable medical equipment supplier locations as a condition to its participation in the Medicare program and is forced to obtain similar bonds for its participation in the state Medicaid programs it currently participates in, the Company would be forced to obtain surety bonds in the minimum face amount of approximately $12.0 million. If the Company is not able to obtain the necessary bonds, it would have to cease its participation in the Medicare and Medicaid programs. There can be no assurance that the Company will be able to obtain the required surety bonds and the Company may be forced to raise additional capital to facilitate its acquisition of the necessary bonds. See Item 1. GOVERNMENT REGULATION -- "Medicare and Healthcare Reform."

  Dependence On Payors And Reimbursement-Related Risks

     The profitability of the Company depends in large part on reimbursement provided by third-party payors. Because alternate site care is generally less costly to third-party payors than hospital-based care, alternate site providers have historically benefited from cost containment initiatives aimed at reducing the costs of hospitalization. However, competition for patients, efforts by traditional third-party payors to contain or reduce health care costs and the increasing influence of managed care payors such as health maintenance organizations in recent years have resulted in reduced rates of reimbursement for services provided by alternate site providers such as the Company. Since 1993, the alternate site infusion industry, including the Company, experienced severe reductions in the pricing of its products and services as a result of these trends. See "Factors Affecting Recent Operating Results."

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

  Concentration Of Large Payors

     Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the healthcare economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of healthcare services. The Company has a number of contractual arrangements with managed care organizations and other parties. Other than Medicare and Medicaid, none of these arrangements individually accounted for more than 5% of the Company's net revenues in the year ended December 31, 1997; however, 10 managed care customers accounted in the aggregate for approximately 10% of the Company's infusion therapy revenue and the loss of such customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors Affecting Recent Operating Results."

  Intensely Competitive Industry

     The Company competes in the alternate site health care market which is highly competitive and is experiencing both horizontal and vertical consolidation. Some of the Company's current and potential competitors include
(i) integrated providers of alternate site health care services, (ii) large national hospital chains; (iii) local providers of multiple products and services offered for the alternate site health care market; and (iv) physicians, including physicians with whom the Company previously had business arrangements. The Company has experienced increased competition from hospitals and physicians who have sought to increase the scope of services offered through their offices, including services similar to those offered by the Company or who have entered into risk relationships with managed care organizations pursuant to which they have taken control of certain medical services, including the services offered by the Company. Integrated alternate site health care companies and certain of the Company's other national competitors may have superior financial, marketing and managerial resources, size, purchasing power and numerous strategic relationships with providers, referral sources such as physicians and traditional indemnity and managed care payors. Moreover, there are relatively few barriers to entry in the local markets which the Company serves. Local or regional companies are currently competing in many of the home health care markets served by the Company and others may do so in the future. The Company expects its competitors to continue to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. The introduction of new and enhanced services, acquisitions and continued industry consolidation and the development of strategic relationships by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's services or intense price competition, or make the Company's services noncompetitive. The Company expects to continue to encounter increased competition in the future that could limit its ability to maintain or increase its market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1. COMPETITION. See also "Business Strategy" and "Factors Affecting Recent Operating Results."

  Health Care Reform Legislation

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the business of the Company. In addition, no assurance can be give that recent reforms will not have a material adverse effect on the business of the Company. See Item 1. GOVERNMENT REGULATION.

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

  Year 2000 Issues

     The Company has determined that it will need to modify, upgrade or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to determine those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems, and as of the date hereof is not able to quantify the impact on the Company, if any, of failures of those organizations to remediate Year 2000 issues properly.

  Potential Volatility Of Stock Price

     There may be significant volatility in the market price for Coram common stock. Factors such as actual or anticipated fluctuations in the Company's operating results, new products introduced or new contracts entered into by the Company or its competitors, conditions and trends in the healthcare industry, adoption of new accounting standards affecting the healthcare industry, changes in financial estimates by securities analysts, proposed or anticipated business combinations including the Company, general market conditions and other factors could cause the market price of Coram common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of healthcare companies. These broad market fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against the Company. There can be no assurance that such litigation will not occur in the future with respect to the Company; such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS.

     The Company's Consolidated Financial Statements and financial statement schedule at December 31, 1997, and 1996 and for the years ended December 31, 1997, 1996 and 1995 and the independent auditors' reports thereon are included in this report on pages F-1 through F-26 and page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management -- Directors and Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Voting Securities and Principal Stockholders" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to this information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. Financial Statements. The following consolidated financial statements of the Registrant and Independent Auditors Report thereon are presented on pages F-1 through F-26:

           Report of Independent Auditors

           Consolidated Balance Sheets -- December 31, 1997 and 1996

           Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity (Deficit) -- Years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements

          2. Financial Statement Schedules. The following consolidated financial statement schedule of the Registrant for the years ended December 31, 1997, 1996 and 1995 is presented following the Notes to the Consolidated Financial Statements.

           Schedule II -- Valuation and Qualifying Account

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Reports on Form 8-K. On October 15, 1997, the Company filed a report on Form 8-K announcing the completion of the sale of its Lithotripsy Business to Integrated Health Services, Inc. as discussed in Note 5 to the Company's Consolidated Financial Statements.

     (c) Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                                EXHIBIT
     --------------                                -------
          2.1            -- Agreement and Plan of Merger dated as of February 6,
                            1994, by and among the Registrant, T2, Curaflex,
                            HealthInfusion, Medisys, T2 Acquisition Company, CHS
                            Acquisition Company, HII Acquisition Company and MI
                            Acquisition Company (Incorporated by reference to Exhibit
                            2.1 of Registration No. 33-53957 on Form S-4).
          2.2            -- First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T2
                            Curaflex, HealthInfusion, Medisys, T2 Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by reference to
                            Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
          2.3            -- Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant, T2,
                            Curaflex, HealthInfusion, Medisys, T2 Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by reference to
                            Exhibit 2.3 of the Registrant's Current Report on Form
                            8-K dated as of July 15, 1994).
          2.4            -- Asset Sale and Note Purchase Agreement, (the "Asset
                            Purchase Agreement") among the Registrant, Caremark
                            International Inc. and Caremark Inc. dated as of January
                            29, 1995 (Incorporated by reference to Exhibit C of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995). The exhibits and schedules to the Asset Purchase
                            Agreement are omitted from this Exhibit. The Company
                            agrees to furnish supplementally any omitted exhibits or
                            schedule with the Securities and Exchange Commission.
          2.5            -- Agreement and Plan of Merger among the Registrant, CHC
                            Acquisition Corp. and Lincare Holdings Inc., (the
                            "Lincare Merger Agreement") dated as of April 17, 1995
                            (Incorporated by reference to Exhibit B of the
                            Registrant's Current Report on Form 8-K dated May 2,
                            1995). The exhibits and schedules to the Lincare Merger
                            Agreement are omitted from this Exhibit. The Company
                            agrees to furnish supplementally any omitted exhibit or
                            schedule with the Securities and Exchange Commission.
          2.6            -- Agreement and Plan of Merger entered into as of October
                            19, 1996, among Coram Healthcare Corporation, Integrated
                            Health Services, Inc. and IHS Acquisition XIX, Inc.
                            (Incorporated by reference to Exhibit 2.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1996).
          2.7            -- Purchase Agreement by and between Integrated Health
                            Services, Inc., T2 Medical, Inc., Coram Healthcare
                            Corporation of Greater New York and Coram Healthcare
                            Corporation. (Incorporated by reference Exhibit 2 of the
                            Registrant's Current Report on Form 8-K dated as of
                            August 20, 1997).
          2.8            -- Side Agreement dated as of September 30, 1997 among Coram
                            Healthcare Corporation, T2 Medical, Inc., Coram
                            Healthcare Corporation of Greater New York and Integrated
                            Health Services, Inc. (Incorporated by reference Exhibit
                            2.1 of the Registrant's Current Report on Form 8-K dated
                            as of September 30, 1997).

     EXHIBIT NUMBER                                EXHIBIT
     --------------                                -------
          3.1            -- Certificate of Incorporation of Registrant, as amended
                            through May 11, 1994 (Incorporated by reference to
                            Exhibit 3.1 of Registration No. 33-53957 on Form S-4).
          3.2            -- Bylaws of Registrant (Incorporated by reference to
                            Exhibit 3.2 of Registration No. 33- 53957 on Form S-4).
          3.3            -- Certificate of Amendment of the Registrant's Certificate
                            of Incorporation.*
          4.1            -- Form of Common Stock Certificate for the Registrant's
                            common stock, $.001 par value per share. (Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          4.2            -- Form of Common Stock Certificate for the Registrant's
                            common stock, par value $0.001, including legend thereon
                            in respect of the Stockholder Rights Agreement which
                            exhibit is hereby incorporated by reference thereto.*
          4.3            -- Form of Certificate of Designation, Preferences and
                            Rights of the Registrant's Series X Participating
                            Preferred Stock (filed as Exhibit A to the Stockholder
                            Rights Agreement, which was filed as Exhibit 1 to the
                            Registrant's Current Report on Form 8-K dated as of June
                            25, 1997, and which exhibit is hereby incorporated by
                            reference thereto).
         10.1            -- Amended and Restated Credit Agreement dated as of
                            February 10, 1995, by and among Curaflex, T2,
                            HealthInfusion, Medisys, and HMSS as Co-Borrowers,
                            Toronto Dominion (Texas), Inc., as Agent (the "Amended
                            Credit Agreement") (Incorporated by reference to Exhibit
                            10.1 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1994). The exhibits and
                            schedules to the Amended Credit Agreement are omitted
                            from this Exhibit. The Company agrees to furnish
                            supplementally any omitted exhibit or schedule to the
                            Securities and Exchange Commission upon request.
         10.2            -- Form of Employment Agreement between the Registrant and
                            Charles A. Laverty (Incorporated by reference to Exhibit
                            10.1 of Registration No. 33-53957 on Form S-4).
         10.3            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Miles E. Gilman (Incorporated by reference
                            to Exhibit 10.2 of Registration No. 33-53957 on Form
                            S-4).
         10.4            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and William J. Brummond (Incorporated by
                            reference to Exhibit 10.3 of Registration No. 33-53957 on
                            Form S-4).
         10.5            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Tommy H. Carter (Incorporated by reference
                            to Exhibit 10.4 of Registration No. 33-53957 on Form
                            S-4).
         10.6            -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain
                            executive officers. (Incorporated by reference to Exhibit
                            10.6 of the Registrant's Form 10-K for the year ended
                            December 31, 1994).
         10.7            -- Registrant's 1994 Stock Option/Stock Issuance Plan and
                            related forms of agreements (Incorporated by reference to
                            Exhibit 10.15 of Registration No. 33-53957 on Form S-4).
         10.8            -- Registrant's Employee Stock Purchase Plan (Incorporated
                            by reference to Exhibit 10.16 of Registration No.
                            33-53957 on Form S-4).
         10.9            -- 401(k) Plan of T2 dated December 8, 1989 (Incorporated
                            herein by reference to Exhibit 10(s) of T2 Annual Report
                            on Form 10-K for the fiscal year ended September 30,
                            1989, filed with the Commission on or about December 29,
                            1988.

     EXHIBIT NUMBER                                EXHIBIT
     --------------                                -------
         10.10           -- 1988 Stock Option Plan of T2, as amended and restated as of July 31, 1990 and as further amended as of (i) August
                            20, 1991; (ii) November 12, 1991; and (iii) July 6, 1992
                            (Incorporated by reference to Exhibit 10.18 of
                            Registration No. 33-53957 on Form S-4).
         10.11           -- Curaflex 1989 Stock Option Plan (Incorporated by
                            reference to Exhibit 10.53 of Registration No. 33-53957
                            on Form S-4).
         10.12           -- Curaflex Amended 1990 Stock Option Plan (Incorporated by
                            reference to Exhibit 10.54 of Registration No. 33-53957
                            on Form S-4).
         10.13           -- Curaflex Directors' Nonqualified Stock Option Plan
                            (Incorporated by reference to Exhibit 10.59 of
                            Registration No. 33-53957 on Form S-4).
         10.14           -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan,
                            as amended (Incorporated by reference to Exhibit 10.61 of
                            Registration No. 33-53957 on Form S-4).
         10.15           -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                            (Incorporated by reference to Exhibit 10.62 of
                            Registration No. 33-53957 on Form S-4).
         10.16           -- 1989 Stock Option Plan of Medisys (Incorporated by
                            reference to Exhibit 10.85 of Registration No. 33-53957
                            on Form S-4).
         10.17           -- Form of Non-Plan Option Agreement of Medisys
                            (Incorporated by reference to Exhibit 10.86 of
                            Registration No. 33-53957 on Form S-4).
         10.18           -- Credit Agreement among Coram Healthcare Corporation,
                            Coram, Inc., the Lenders named therein and Chemical Bank,
                            as Administrative Agent, Collateral Agent and Fronting
                            Bank (the "Senior Credit Facility") dated as of April 6,
                            1995. (Incorporated by reference to Exhibit D of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995). The exhibits and schedules to the Senior Credit
                            Facility are omitted from this Exhibit. The Company
                            agrees to furnish supplementally any omitted exhibit or
                            schedule to the Securities and Exchange Commission.
         10.19           -- First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto,
                            among the Registrant, Coram Inc., each Subsidiary
                            Guarantor (as defined therein), the Financial
                            Institutions party thereto (as defined therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 10.19 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1995).
                            Certain exhibits and schedules of this Exhibit have been
                            omitted. The Registrant agrees to furnish supplementally
                            any omitted schedule or exhibit to the Securities and
                            Exchange Commission.
         10.20           -- Second Amendment to the Credit Agreement dated as of
                            September 7, 1995, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as defined
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 10.20 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995). Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.

     EXHIBIT NUMBER                                EXHIBIT
     --------------                                -------
         10.21           -- Third Amendment and Limited Waiver to the Credit
                            Agreement, dated as of September 29, 1995, by and among
                            the Registrant, Coram Inc., each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as defined therein), and Chemical Bank as Agent
                            (Incorporated by reference to Exhibit 10.21 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995). Certain exhibits and
                            schedules of this Exhibit have been omitted. The
                            Registrant agrees to furnish supplementally any omitted
                            schedule or exhibit to the Securities and Exchange
                            Commission.
         10.22           -- Fourth Amendment and Limited Waiver to the Credit
                            Agreement and First Amendment to Security Documents dated
                            as of October 13, 1995, together with selected exhibits
                            thereto, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions Party thereto (as defined therein) and
                            Chemical Bank as Agent (Incorporated by reference to the
                            Company's Current Report on Form 8-K as filed October 24,
                            1995).
         10.23           -- Warrant Agreement dated as of October 13, 1995, among the
                            Registrant, Coram Inc., and the other parties specified
                            therein (Incorporated by reference to the Company's
                            Current Report on Form 8-K as filed October 24, 1995).
         10.24           -- Amendment and Limited Waiver to Bridge Securities
                            Purchase Agreement, dated as of October 13, 1995, by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette. (Incorporated by reference to Exhibit 10.24 of
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995). Certain exhibits and
                            schedules of this Exhibit have been omitted. The
                            Registrant agrees to furnish supplementally any omitted
                            schedule or exhibit to the Securities and Exchange
                            Commission.
         10.25           -- Form of Employment Agreement between the Registrant and
                            Donald J. Amaral. (Incorporated by reference to Exhibit
                            10.25 of the Registrant's Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1995).
         10.26           -- Securities Purchase Agreement ("Securities Purchase
                            Agreement") and Form of Subordinated Bridge Note, dated
                            as of April 6, 1995, among Coram Inc., Coram Funding,
                            Inc. and the Registrant (Incorporated by reference to
                            Exhibit E of the Registrant's Current report on Form 8-K
                            dated April 6, 1995). The exhibits and schedules to the
                            Securities Purchase Agreement are omitted from this
                            Exhibit. The Registrant agrees to furnish supplementally
                            any omitted exhibit or schedule to the Securities and
                            Exchange Commission.
         10.27           -- Exclusive Distribution Agreement -- Healthcare Products
                            and Biomedical Equipment and Services Agreement between
                            Medical Specialties Distributors, Inc. ("MSD") and Coram,
                            dated as of June 1, 1996. (Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).
         10.28           -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.2 of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 for the quarter
                            ended June 30, 1996).
         10.29           -- Medical Specialties Master Rental Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.3 of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 for the quarter
                            ended June 30, 1996).

     EXHIBIT NUMBER                                EXHIBIT
     --------------                                -------
         10.30           -- Coram Healthcare Litigation Memorandum of Understanding
                            between all parties to In re Coram Healthcare Corp.
                            Securities Litigation, Master File No. 95-N-2074 and
                            Shevde v. Sweeney et al., Civil Action No. 96-N-722,
                            dated as of August 5, 1996. (Incorporated by reference to
                            Exhibit 10.4 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).
         10.31           -- Fifth Amendment to the Credit Agreement Dated as of
                            February 6, 1996, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as described
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 99.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended March 31,
                            1996). Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.32           -- Sixth Amendment to Credit Agreement Dated as of April 19,
                            1996, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 99.2 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1996). Certain
                            exhibits and schedules of this Exhibit have been omitted.
                            The Registrant agrees to furnish supplementally any
                            omitted schedule or exhibit to the Securities and
                            Exchange Commission.
         10.33           -- Seventh Amendment to Credit Agreement Dated as of July 3,
                            1996, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996). Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.34           -- Eighth Amendment to Credit Agreement dated as of December
                            3, 1996, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chase Manhattan Bank as Agent. Certain exhibits and
                            schedules of this Exhibit have been omitted. The
                            Registrant agrees to furnish supplementally any omitted
                            schedule or exhibit to the Securities and Exchange
                            Commission.
         10.35           -- Ninth Amendment and Limited Waiver to the Credit
                            Agreement dated as of March 14, 1997, by and among the
                            Registrant, Coram Inc., each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as described therein), and Chase Manhattan Bank
                            as Agent. Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.36           -- Amended Agreement, dated as of March 28, 1997 by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette. Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.37           -- Sabratek Corporation and Coram Healthcare Exclusive
                            Supply Agreement for IV Infusion Pumps, IV Disposable
                            Sets and Related Items, dated as of February 26, 1997.

     EXHIBIT NUMBER                                EXHIBIT
     --------------                                -------
         10.38           -- Amendment to 9% Subordinated Convertible Debenture and
                            Notice of Conversion dated as of June 30, 1996, by and
                            among the Registrant, Coram Inc., and the other parties
                            specified therein (Incorporated by reference to the
                            Company's report on Form 8-K as filed on July 12, 1996.
         10.39           -- Tenth Amendment to Credit Agreement dated June 2, 1997, by and among the Registrant, Goldman Sachs Credit
                            Partners L.P., Coram, Inc., each Subsidiary Guarantor (as
                            defined therein) and The Chase Manhattan Bank, as
                            administrative agent and collateral agent for the Lenders
                            named therein, to that certain Credit Agreement dated as
                            of April 6, 1995, by and among the Registrant, Coram,
                            Inc, each Subsidiary Guarantor (ad defined therein), the
                            Financial Institutions named therein and The Chase
                            Manhattan Bank, as collateral agent for the Lenders named
                            therein. Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission. (Incorporated by
                            reference Exhibit 99 of the Registrant's Current Report
                            on Form 8-K dated as of June 2, 1997).
         10.40           -- Letter Agreement of March 29, 1998 by and among Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P. and
                            Foothill Capital Corporation on the one hand, and Coram
                            Healthcare Corporation, on the other, deferring the
                            payment of interest and fees pursuant to (i) the
                            Securities Purchase Agreement dated as of April 6, 1995
                            and (ii) the Letter Agreement dated March 28, 1997
                            between Coram Funding, Inc. and Coram Healthcare
                            Corporation.*
         20.1            -- Stockholder Rights Agreement (the "Stockholder Rights
                            Agreement"), dated as of June 25, 1997, between Coram
                            Healthcare Corporation and BankBoston, N.A., which
                            includes the form of Certificate of Designation,
                            Preferences and Rights setting forth the terms of the
                            Series X Participating Preferred Stock, par value $0.001
                            per share, as Exhibit A, the Summary of Stockholder
                            Rights Agreement as Exhibit B and the form of Right
                            Certificate as Exhibit C. Pursuant to the Stockholder
                            Rights Agreement, printed Right Certificates will not be
                            mailed until as soon as practicable after the earlier of
                            the tenth business day after public announcement that a
                            person or group has become an Acquiring Person or the
                            tenth business day after a person commences, or announces
                            its intention to commence, a tender offer or exchange
                            offer the consummation of which would result in such
                            person becoming an Acquiring Person. (Incorporated by
                            reference Exhibit 1 of the Registrant's Current Report on
                            Form 8-K dated as of June 25, 1997).
         21.1            -- Subsidiaries of the Registrant.*
         23.1            -- Consent of Ernst & Young LLP.*
         27.1            -- Financial Data Schedule.*
         27.2            -- Restated Financial Data Schedules.*

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ DONALD J. AMARAL
                                              ----------------------------------
                                                       Donald J. Amaral
                                                 Chairman and Chief Executive
                                                            Officer

                                            By:    /s/ WENDY L. SIMPSON
                                              ----------------------------------
                                                       Wendy L. Simpson
                                                 Executive Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on be half of the registrant and in the capacities on the dates indicated.

                /s/ DONALD J. AMARAL                   Chairman and Chief Executive Officer     March 31, 1998
-----------------------------------------------------    (Principal Executive Officer)
                  Donald J. Amaral

                 /s/ RICHARD M SMITH                   President and Secretary                  March 31, 1998
-----------------------------------------------------
                  Richard M. Smith

                /s/ WENDY L. SIMPSON                   Executive Vice President and Chief       March 31, 1998
-----------------------------------------------------    Financial Officer (Principal
                  Wendy L. Simpson                       Financial Officer)

                 /s/ SCOTT R. DANITZ                   Vice President and Controller            March 31, 1998
-----------------------------------------------------    (Principal Accounting Officer)
                   Scott R. Danitz

                /s/ WILLIAM J. CASEY                   Director                                 March   , 1998
-----------------------------------------------------
                  William J. Casey

                 /s/ RICHARD A. FINK                   Director                                 March 31, 1998
-----------------------------------------------------
                   Richard A. Fink

               /s/ STEPHEN G. PAGLIUCA                 Director                                 March 31, 1998
-----------------------------------------------------
                 Stephen G. Pagliuca

                 /s/ L. PETER SMITH                    Director                                 March 31, 1998
-----------------------------------------------------
                   L. Peter Smith

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets -- As of December 31, 1997 and
  1996......................................................  F-3
Consolidated Statements of Operations -- Years Ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Stockholders' Equity
  (Deficit) -- Years Ended December 31, 1997, 1996 and
  1995......................................................  F-5
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II -- Valuation and Qualifying Accounts............  S-1

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Coram Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Denver, Colorado
March 27, 1998

                          CORAM HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $108,950    $ 15,375
  Cash limited as to use....................................       1,029       3,917
  Accounts receivable, net of allowance of $24,047 and
     $40,256................................................      86,142     106,763
  Inventories...............................................      14,277      14,268
  Deferred income taxes, net................................       3,077       4,063
  Other current assets......................................       9,510      11,884
                                                                --------    --------
          Total current assets..............................     222,985     156,270
Property and equipment, net.................................      20,050      16,998
Joint ventures and other assets.............................      19,917      24,654
Deferred income taxes, non-current..........................       2,336       1,914
Other deferred costs........................................       7,668      11,114
Goodwill, net of accumulated amortization of $57,937 and
  $50,500...................................................     243,864     334,359
                                                                --------    --------
          Total assets......................................    $516,820    $545,309
                                                                ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 39,084    $ 40,350
  Current maturities of long-term debt......................     150,225     198,033
  Income taxes payable......................................      10,287       1,663
  Deferred income taxes.....................................       1,256       1,325
  Reserve for litigation....................................       2,785       3,273
  Accrued merger and restructuring..........................       8,771      13,533
  Other accrued liabilities.................................      22,197      30,622
                                                                --------    --------
          Total current liabilities.........................     234,605     288,799
Long-term debt, including revolving lines of credit.........     150,428     266,641
Minority interest in consolidated joint ventures............       1,016       4,544
Other liabilities...........................................       1,588       2,155
Deferred income taxes, non-current..........................       4,157       4,652
Commitments and contingencies...............................          --          --
Stockholders' equity (deficit):
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued....................................          --          --
  Common stock, par value $.001, authorized 100,000 shares
     at December 31, 1997 and 75,000 shares at December 31,
     1996, issued and outstanding 48,069 at December 31,
     1997 and 42,404 at December 31, 1996...................          48          42
  Additional paid-in capital................................     437,608     390,741
  Common stock to be issued.................................          --      25,625
  Accumulated deficit.......................................    (312,630)   (437,890)
                                                                --------    --------
          Total stockholders' equity (deficit)..............     125,026     (21,482)
                                                                --------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................    $516,820    $545,309
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996       1995
                                                              ---------   --------   ---------
Net revenue.................................................  $ 464,385   $521,969   $ 602,585
Cost of service.............................................    328,781    361,688     459,710
                                                              ---------   --------   ---------
Gross profit................................................    135,604    160,281     142,875
Operating expenses:
  Selling, general and administrative expenses..............     93,167    104,261     133,037
  Provision for estimated uncollectible accounts............     16,209     29,045      68,912
  Amortization of goodwill..................................     13,586     15,259      15,307
  Charges for long-lived assets and acquired receivables:
     Goodwill and other long-lived assets...................         --         --     166,373
     Valuation of acquired receivables......................         --         --      37,000
  Provision for (income from) litigation settlements........   (156,792)    27,875          --
  Restructuring costs, net..................................         --         --       6,158
                                                              ---------   --------   ---------
          Total operating expenses..........................    (33,830)   176,440     426,787
                                                              ---------   --------   ---------
Operating income (loss).....................................    169,434    (16,159)   (283,912)
Other income (expenses):
  Interest income...........................................      2,242      1,497       1,531
  Interest expense..........................................    (75,026)   (78,767)    (49,741)
  Termination fee...........................................     15,182         --          --
  Equity in net income of unconsolidated joint ventures.....      1,245        991       1,592
  Gain on sale of business..................................     26,744         --          --
  Gain (loss) on sales of property and equipment............        (61)       668         (50)
  Other income (expense), net...............................        333        456      (3,659)
                                                              ---------   --------   ---------
Income (loss) before income taxes and minority interests....    140,093    (91,314)   (334,239)
  Income tax expense (benefit)..............................      7,550    (13,998)    (11,154)
  Minority interests in net income of consolidated joint
     ventures...............................................      7,283      7,698      10,964
                                                              ---------   --------   ---------
Net income (loss)...........................................  $ 125,260   $(85,014)  $(334,049)
                                                              =========   ========   =========
Earnings (loss) per common share............................  $    2.64   $  (2.05)  $   (8.39)
                                                              =========   ========   =========
Earnings (loss) per common share -- assuming dilution.......  $    2.30   $  (2.05)  $   (8.39)
                                                              =========   ========   =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                 UNREALIZED
                                                                       COMMON     LOSS ON
                                        COMMON STOCK     ADDITIONAL    STOCK     AVAILABLE-
                                       ---------------    PAID-IN      TO BE      FOR-SALE    ACCUMULATED
                                       SHARES   AMOUNT    CAPITAL      ISSUED    SECURITIES     DEFICIT       TOTAL
                                       ------   ------   ----------   --------   ----------   -----------   ---------
Balance, January 1, 1995.............  38,964    $39      $341,328    $     --     $(279)      $ (18,827)   $ 322,261
  Issuance of common stock and
     warrants, net...................   1,405      1        29,548          --        --              --       29,549
  Elimination of unrealized loss.....      --     --            --          --       279              --          279
  Net loss...........................      --     --            --          --        --        (334,049)    (334,049)
                                       ------    ---      --------    --------     -----       ---------    ---------
Balance, December 31, 1995...........  40,369     40       370,876          --        --        (352,876)      18,040
  Issuance of common stock and
     warrants, net...................   2,035      2        19,865          --        --              --       19,867
  Shares reserved for litigation.....      --     --            --      25,625        --              --       25,625
  Net loss...........................      --     --            --          --        --         (85,014)     (85,014)
                                       ------    ---      --------    --------     -----       ---------    ---------
Balance, December 31, 1996...........  42,404     42       390,741      25,625        --        (437,890)     (21,482)
  Issuance of common stock and
     warrants, net...................     665      1        21,247          --        --              --       21,248
  Issuance of shares reserved for
     litigation......................   5,000      5        25,620     (25,625)       --              --           --
  Net income.........................      --     --            --          --        --         125,260      125,260
                                       ------    ---      --------    --------     -----       ---------    ---------
Balance, December 31, 1997...........  48,069    $48      $437,608    $     --     $  --       $(312,630)   $ 125,026
                                       ======    ===      ========    ========     =====       =========    =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996       1995
                                                              ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 125,260   $(85,014)  $(334,049)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Provision for estimated uncollectible accounts............     16,209     29,045      68,912
  Depreciation and amortization.............................     56,068     64,487      47,322
  Gain on conversion of debt................................         --     (1,350)         --
  Charge for long-lived assets and acquired receivables:
    Goodwill and long-lived assets..........................         --         --     166,373
    Valuation of acquired receivables.......................         --         --      37,000
    Merger/restructuring benefit, net.......................         --         --     (13,032)
  Litigation settlements not requiring cash.................   (120,079)    25,625       1,372
  Deferred income taxes, net................................         --         --      25,140
  Minority interest in net income of consolidated joint
    ventures, net...........................................       (784)    (2,946)      2,455
  (Gain) loss on sales of assets............................         (2)    (2,400)         50
  Gain on sale of business..................................    (26,744)        --          --
  Loss on sales of investments, net.........................         --         --       3,483
  Equity in net income of unconsolidated joint ventures,
    net.....................................................       (498)      (611)     (1,186)
  Other, net................................................        179         --         919
  Changes in assets and liabilities, net of acquisitions and dispositions:
    Accounts receivable.....................................     (2,026)    14,029     (41,930)
    Prepaid expenses, inventories and other assets..........     (9,198)    20,702     (13,282)
    Current and other liabilities...........................     32,849        636      62,798
    Accrued merger and restructuring........................     (4,762)    (2,817)    (10,996)
    Reserve for litigation..................................       (488)       833     (18,132)
                                                              ---------   --------   ---------
Net cash provided (used) by operating activities............     65,984     60,219     (16,783)
                                                              ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities, net....................................         --         --      16,592
Proceeds from sales of long-term assets.....................        680      3,875      16,839
Purchases of property and equipment.........................    (19,149)    (6,850)     (7,329)
Cash receipts on sale (payments for acquisitions) of
  businesses, net...........................................    124,196      4,821    (241,420)
Proceeds from long-term receivables.........................         --        902       1,229
Capital contributions to unconsolidated joint ventures......         --         --      (1,333)
                                                              ---------   --------   ---------
Net cash provided (used) by investing activities............    105,727      2,748    (215,422)
                                                              ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of repurchases and issuance
  costs.....................................................      1,234        553      10,387
Borrowings on lines of credit...............................         --         --      15,300
Repayments of lines of credit...............................         --         --    (123,420)
Securities sold under agreements to repurchase..............         --         --      (7,430)
Debt borrowings.............................................     10,000         --     588,980
Repayments of debt..........................................    (89,370)   (74,630)   (218,851)
Cash paid for debt financing................................         --       (250)    (19,614)
                                                              ---------   --------   ---------
Net cash provided (used) by financing activities............    (78,136)   (74,327)    245,352
                                                              ---------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     93,575    (11,360)     13,147
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     15,375     26,735      13,588
                                                              ---------   --------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 108,950   $ 15,375   $  26,735
                                                              =========   ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
  Interest..................................................  $  12,399   $ 17,719   $  17,357
  Income taxes..............................................  $  (1,074)  $(24,682)  $ (30,221)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of stock in connection with acquisitions.........  $     870   $    819   $   6,897
  Deferred interest.........................................  $   4,802   $  4,968   $  13,892
  Issuance of notes in connection with acquisition of
    Caremark Business.......................................  $      --   $     --   $ 100,000
  Conversion of long-term debt to common stock..............  $      --   $  5,267   $     382
  Note payable incurred for commitment fee on Senior Credit
    Facility................................................  $      --   $     --   $   2,350
  Warrants issued in connection with debt financing.........  $  18,965   $ 10,786   $   9,793
  Common stock issued for consulting services...............  $      --   $     --   $   1,479
  Warrants issued to settle litigation......................  $      --   $    365   $   2,520
  Common stock issued in settlement of litigation...........  $  25,625   $  1,783   $      --
  Common stock issued in connection with employment
    agreements..............................................  $      --   $    294   $      --
  Capital lease obligation incurred on equipment lease......  $      41   $    670   $      --

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site (outside the hospital) infusion therapy and related services throughout the United States and Canada. Other services offered by the Company include the provision of lithotripsy (see Note 5), mail-order pharmacy, pharmacy benefit management, ancillary network management service and other non-intravenous infusion products and services.

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

     The Company has made a number of acquisitions since commencing operations, the most significant of which was the acquisition of substantially all of the assets and the assumption of certain specified liabilities of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark Inc., a subsidiary of Caremark International, Inc. (collectively "Caremark") effective April 1, 1995. In addition, Coram acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. See Note 6.

     Recent Operations and Financial Condition. Most of the Company's revenue is derived from alternate site infusion therapy and is reimbursed by third-party payors such as private insurers, managed care organizations and governmental payors. In 1997 and 1996, the increasingly and highly competitive market combined with the efforts by third-party payors to contain or reduce healthcare costs contributed to reduced reimbursement rates for services. These factors are likely to continue, at least in the near term, and may have an adverse effect on the Company's operations.

     The Company has suffered loss of revenue from under-performance of the Caremark Business compared to original expectations, along with a negative impact on revenue referral sources and employee morale throughout the Company. In addition, the Company incurred substantial indebtedness to acquire the Caremark Business, which it expected to service primarily through the operating income and cash flow of the Caremark Business. In 1997, the Company settled its litigation with Caremark for $165.0 million. See Notes 3 and 12. With the settlement of the Caremark litigation, the Company is now focused on strategic alternatives for the Company and its operations to realize its potential in the changing market for alternate site infusion therapy services. Additionally, in 1997 the Company sold its interest in its thirteen lithotripsy partnerships, the stock of its equipment service company and certain related assets (the "Lithotripsy Business"). The sale allowed the Company to substantially reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business, thereby further improving its financial position. See Note 5.

     On October 19, 1996, Coram, Integrated Health Services, Inc. ("IHS") and IHS Acquisition XIX, Inc., a wholly-owned subsidiary of IHS ("Merger Sub"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "IHS Merger") of Merger Sub with and into the Company. On April 4, 1997, the merger with IHS was terminated. See Note 4.

     Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. As of December 31, 1997, approximately 98% of cash was deposited with Chase Manhattan Bank, the former lead bank under the Company's Senior Credit Facility. See Note 8. No other single institution represented greater than 5% of total cash equivalents. Amounts are generally in excess of the FDIC insurance limits but credit risk is mitigated as deposits are kept only with high credit quality institutions and invested in overnight funds. Accounts receivable are primarily from third-party payors, including private insurers, managed care organizations and state and federal governmental payors such as Medicare and Medicaid, and are unsecured. Credit risk is mitigated by

                          CORAM HEALTHCARE CORPORATION
the large number of entities that comprise the third-party payor base and credit evaluations of patients and third-party payors.

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

     Reclassifications. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans, governmental payors and contracted institutions. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between service revenue at established rates and amounts expected to be realized from third-party payors under contractual agreements. Management fees, which are collected from entities managed by the Company, are based principally on a percentage of the entities' revenue. Management fees were approximately $2.0 million, $1.6 million and $7.6 million in 1997, 1996 and 1995, respectively.

     Revenue from the Medicare and Medicaid programs accounted for approximately 28%, 27% and 24%, respectively, of the Company's net revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management of the Company believes that it is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

     Cash and Cash Equivalents. Cash equivalents include all highly liquid investments with an original maturity of three months or less. As of December 31, 1997, the Company had approximately $107.6 million cash held in overnight funds. A portion of the Company's cash balance was limited as to its use including cash of partnerships that may only be used for partnership operations. The restricted balances approximated $1.0 million at December 31, 1997 and $3.9 million at December 31, 1996.

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

     Goodwill and other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over the expected periods to be benefited. In 1995, the Company implemented Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"). Accordingly, the carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable,

                          CORAM HEALTHCARE CORPORATION
based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying value is reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair value of some or all of the assets.

     Within the home infusion business, the review is done separately for each of the markets in which the Company operates. Markets are currently the lowest level for which there are cash flows that are largely independent of the cash flows of other parts of the business. The Company performed the allocation of goodwill and other identifiable intangible assets at September 30, 1995. The Company was not able to allocate goodwill and other identifiable intangible assets to its branches or markets at the time such assets were acquired due to the numerous acquisitions and branch consolidations. Because the Company believes its goodwill is closely tied to the revenue generating capacity of each market, it allocated the goodwill to each market area at September 30, 1995 in proportion to the revenue of the market. The Company believed this was the most reasonable and objective basis available at that date. The allocation of goodwill was made using forecasted 1996 revenue. Other identifiable intangible assets were allocated in the same manner.

     The Company believes that its goodwill is defined by its relationships -- many of which are noncontractual -- with physicians, medical groups, hospitals, case managers and managed care organizations and other referral sources to the Company in the marketplace. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to write down its goodwill and other long-lived assets in the future. Any such write-down could have a material adverse effect on the Company's financial position and results of operations.

     As of October 1, 1995, the Company reduced the remaining useful lives for goodwill to 25 years because of uncertainties in the Company's business environment and adverse operating results. Prior to that date, goodwill was amortized over useful lives ranging from 30 to 40 years. The change in estimated useful lives increased amortization expense by approximately $5.1 million, $5.8 million and $1.3 million during the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Earnings per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings

                          CORAM HEALTHCARE CORPORATION
per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous earnings per share methodology. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      1997        1996        1995
                                                    --------    --------    ---------
Numerator for basic and diluted earnings per
  share...........................................  $125,260    $(85,014)   $(334,049)
                                                    ========    ========    =========
Denominator:
  Weighted average shares.........................    44,321      41,546       39,802
  Contingently issuable shares....................     3,142          --           --
                                                    --------    --------    ---------
  Denominator for basic earnings per share........    47,463      41,546       39,802
Effect of other dilutive securities:
  Stock options...................................     1,292          --           --
  Warrants........................................     5,726          --           --
                                                    --------    --------    ---------
  Denominator for diluted earnings per
     share -- adjusted weighted average shares and
     assumed conversion...........................    54,481      41,546       39,802
                                                    ========    ========    =========
Earnings (loss) per common share..................  $   2.64    $  (2.05)   $   (8.39)
                                                    ========    ========    =========
Earnings (loss) per common share -- assuming
  dilution........................................  $   2.30    $  (2.05)   $   (8.39)
                                                    ========    ========    =========

     In 1997, basic earnings per share data was computed by dividing net income by the weighted average number of common shares and contingently issuable shares outstanding during the period. Diluted earnings per share was adjusted for the assumed conversion of all potentially dilutive securities including stock options and warrants to purchase common stock. In 1996 and 1995, the computations do not give effect to options or warrants as their effect would have been anti-dilutive.

     Segment Reporting. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statement disclosures.

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

3. CAREMARK ACQUISITION AND LITIGATION SETTLEMENT

     Effective April 1, 1995, the Company acquired the Caremark Business for $209.0 million in cash and $100.0 million aggregate principal amount of Junior Subordinated Pay-In-Kind Notes ("Junior Subordinated PIK Notes"). The Company assumed only certain specified liabilities of the Caremark Business, which

                          CORAM HEALTHCARE CORPORATION
expressly excluded any liabilities associated with the government investigation of Caremark, which was settled by Caremark in June 1995. The transaction was accounted for as a purchase.

     The following unaudited pro forma information is provided for comparative purposes only. It presents a combination of the Company's reported results and information furnished by Caremark for the Caremark Business prior to its acquisition by the Company as if the acquisition of the Caremark Business had occurred January 1, 1995. The data used for the Caremark Business in such pro forma financial information for the period prior to acquisition by the Company was furnished by Caremark (in thousands except per share data).

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1995
                                                                ------------
Net revenue.................................................      $698,685
Net loss....................................................      (344,207)
Net loss per common share...................................         (8.65)

     Following the purchase of the Caremark Business in 1995, the Company expected the combined business to grow and expected to realize substantial cost savings, principally through elimination of geographically duplicative branches and consolidation of corporate functions. However, since the acquisition of the Caremark Business, the anticipated cost savings were offset by a decline in revenue resulting in substantial losses to the Company. During 1995, the Company reduced the valuation of the acquired receivables by an aggregate of $37.0 million and charged that amount to operations when it concluded that certain receivables for services rendered prior to April 1, 1995 were uncollectible and its sole source of recovery was its lawsuit against Caremark. The Company filed its initial complaint against Caremark on September 11, 1995. On June 30, 1997, the Company entered into a settlement agreement with Caremark for $165.0 million. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $100.0 million principal and $20.0 million accrued interest (payable semiannually in PIK Notes of the same type) were cancelled with all payments thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash to the Company which was received September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. Additionally, as part of the settlement, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. This assignment of claims includes claims for damages sustained by Caremark in defending and settling the lawsuit. See Note 12. In June 1997, the Company recorded settlement income of $156.8 million which represents the $165.0 million settlement less related costs of $8.2 million.

4. TERMINATED MERGER WITH IHS

     On October 19, 1996, the Company, IHS and Merger Sub entered into the Merger Agreement providing for the merger of Merger Sub with and into the Company. If the IHS Merger had been consummated, the Company would have become a wholly-owned subsidiary of IHS.

     On March 30, 1997, Coram, IHS and Merger Sub executed an amendment to the Merger Agreement (the "Amendment"), which was to become effective April 4, 1997. On April 4, 1997, the Company received from IHS a written notice of termination of the Amendment and the Merger Agreement. Pursuant to the terms of the Merger Agreement and as a result of such termination, IHS paid the Company $21.0 million on May 6, 1997. Accordingly, in the second quarter of 1997 the Company recorded other income of $15.2 million, representing the $21.0 million termination fee less legal, professional and other costs related to the terminated merger of $5.8 million.

                          CORAM HEALTHCARE CORPORATION

5. SALE OF LITHOTRIPSY BUSINESS

     On August 20, 1997, the Company signed an agreement with IHS for the sale of the Company's interest in its thirteen lithotripsy partnerships, the stock of its equipment service company and certain related assets (the "Lithotripsy Business"). Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interests in the three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997. Due to the Company's and IHS's inability to obtain the consent of the other partner to the transfer of Coram's interest therein, the Company's interest in the remaining partnership was returned to the Company.

     During the years ended December 31, 1997, 1996 and 1995 the Lithotripsy Business provided the following to the Company's operations (in thousands):

                                                         1997       1996       1995
                                                        -------    -------    -------
Net revenue...........................................  $37,282    $49,689    $53,491
Gross profit..........................................   23,494     27,352     30,175
Operating income......................................   17,584     21,824     27,200

     Proceeds on the sale of the Lithotripsy Business totaled $126.6 million of which $105.6 million relates to the lithotripsy partnerships conveyed to IHS on September 30, 1997 and $21.0 million relates to the partnerships conveyed October 3, 1997. In 1997, the Company recognized a gain of $26.7 million on the sale of business.

6. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. The acquisition activity during the year ended December 31, 1996 was limited to the completion of the purchase of certain minority interests in two lithotripsy joint ventures for approximately $4.7 million in cash. During 1995, the Company made several acquisitions, consisting primarily of certain physician owned entities totaling $25.0 million. These acquisitions were accounted for as purchases. Individually and in the aggregate, the results of operations of these businesses for periods prior to their acquisition were not material to the Company's consolidated results of operations.

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of December 31, 1997, the Company may be required to pay under such contingent obligations approximately $2.5 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.5 million of these contingent obligations, subject to increase, may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the years ended December 31, 1997, 1996 and 1995 were $0.6 million, $3.7 million and $0.7 million, respectively.

     Merger and Restructuring. During September 1994, the Company initiated a merger and restructuring plan (the "Coram Consolidation Plan") to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities. As a result of the Coram Consolidation Plan, the Company recorded charges of $28.5 million in estimated merger costs and $95.5 million in estimated restructure costs. During May 1995, the Company initiated a second restructuring plan (the "Caremark Business Consolidation Plan") and charged $25.8 million to operations as

                          CORAM HEALTHCARE CORPORATION
a restructuring cost. Certain additional restructuring costs totaling approximately $11.4 million were accounted for as adjustments to the purchase price of the Caremark Business.

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

     In 1997, net revenue of the Company does not include revenue from non-core businesses that were discontinued or disposed of as part of the Coram Consolidation Plan. However, in the years ended December 31, 1996 and 1995, net revenue included approximately $4.9 million and $52.1 million, respectively, from non-core businesses. Operating results from businesses that were discontinued or disposed were not material.

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

     As a result of evaluating the estimated cost to complete in relation to the accruals, the Company recognized the following benefits in 1995 (in thousands):

                                            CORAM           CAREMARK BUSINESS
                                      CONSOLIDATION PLAN    CONSOLIDATION PLAN     TOTAL
                                      ------------------    ------------------    --------
Personnel Reduction Costs.........         $(5,600)              $(6,700)         $(12,300)
Facility Reduction Costs..........           1,100                (2,500)           (1,400)
Discontinuance Costs..............          (4,500)                   --            (4,500)
                                           -------               -------          --------
Total Restructuring Costs.........         $(9,000)              $(9,200)         $(18,200)
                                           =======               =======          ========

     The Company recognized net charges of $6.2 million (including the above benefit and a $1.4 million gain on the disposition of a non-core business) in the year ended December 31, 1995. No amounts were recorded during the years ended December 31, 1997 and 1996, however, the Company may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reduction costs as they are resolved.

                          CORAM HEALTHCARE CORPORATION

     Under the two plans, the Company has made total asset payments and total asset disposals through December 31, 1997 as follows (in thousands):

                                                                            BALANCE AT
                                  CHARGES THROUGH DECEMBER 31, 1997     DECEMBER 31, 1997
                                  ---------------------------------   ----------------------
                                      CASH       NON-CASH             FUTURE CASH     TOTAL
                                  EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                  ------------   --------   -------   ------------   -------
Coram Consolidation Plan:
  Merger Costs..................    $27,300      $   600    $27,900      $  600      $28,500
                                    =======      =======    =======      ======      =======
  Personnel Reduction Costs.....    $20,300      $   600    $20,900      $  300      $21,200
  Facility Reduction Costs......     11,600       21,500     33,100         500       33,600
  Discontinuance Costs..........      1,900       29,400     31,300         400       31,700
                                    -------      -------    -------      ------      -------
  Total Restructuring Costs.....    $33,800      $51,500    $85,300      $1,200      $86,500
                                    =======      =======    =======      ======      =======
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs.....    $11,300      $    --    $11,300      $   --      $11,300
  Facility Reduction Costs......      8,850        3,900     12,750       3,950       16,700
                                    -------      -------    -------      ------      -------
  Total Restructuring Costs.....    $20,150      $ 3,900    $24,050      $3,950      $28,000
                                    =======      =======    =======      ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at December 31, 1997 consists of future cash expenditures of $5.8 million referenced above and $3.0 million of other accruals. The Company estimates that the future cash expenditures related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods: 40% through December 31, 1998, 4% through December 31, 1999, 7% through December 31, 2000, and 49% through December 31, 2001, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of December 31, 1997 to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

7. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Land and buildings..........................................  $     --    $    791
Leasehold improvements......................................     4,567       3,782
Equipment and other.........................................    42,059      59,263
Furniture and fixtures......................................     6,140       7,758
                                                              --------    --------
                                                                52,766      71,594
Less accumulated depreciation and amortization..............   (32,716)    (54,596)
                                                              --------    --------
                                                              $ 20,050    $ 16,998
                                                              ========    ========

     The above includes immaterial amounts of equipment under capital leases.

                          CORAM HEALTHCARE CORPORATION

8. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Senior Credit Facility......................................  $  80,000    $ 157,700
Bridge Note and Rollover Note, including accrued interest...    219,241      189,013
Junior Subordinated Pay-In-Kind (PIK) notes:
  Junior convertible subordinated PIK note..................         --       84,609
  Junior non-convertible subordinated PIK note..............         --       30,669
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................      1,412        2,683
                                                              ---------    ---------
                                                                300,653      464,674
Less current scheduled maturities...........................   (150,225)    (198,033)
                                                              ---------    ---------
                                                              $ 150,428    $ 266,641
                                                              =========    =========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. The cash paid by the Company in connection with the acquisition of the Caremark Business and the repayment of amounts outstanding under a prior credit facility, together with related fees and expenses, were financed through: (i) borrowings of approximately $205 million under a Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) as Agent (the "Senior Credit Facility") and (ii) $150 million from the issuance of a subordinated bridge note (the "Bridge Note"). On October 13, 1995, the Company and its lenders under its Senior Credit Facility and its Bridge Note agreed to a restructuring of the major terms of both agreements, as outlined below, provided a new $25.0 million credit line, which expired with no borrowings outstanding on December 31, 1996, terminated the unused portion of the existing revolving debt commitments of approximately $64.2 million and redefined certain financial covenants. In return, the lenders under the Senior Credit Facility received warrants to purchase 2.5 million shares of common stock of the Company or, at the option of the lenders, 6% of the shares of Coram Inc., a wholly-owned subsidiary of the Company and the immediate parent of the Company's operating subsidiaries, exercisable at a nominal price over five years. The Company is currently precluded from declaring or paying dividends on its capital stock.

     On March 14, 1997, the Company entered into a Ninth Amendment to the Senior Credit Facility which extended the maturity date. On June 2, 1997, the Company refinanced $150.0 million owed its lenders under the Senior Credit Facility through a refinancing transaction with Goldman Sachs Credit Partners L.P. ("GSCP"). GSCP acquired the debt through an assignment from Chase Manhattan Bank. As a result, the Company and GSCP entered into a Tenth Amendment to the Senior Credit Facility. The Tenth Amendment further extended the maturity date of the Senior Credit Facility, reinstated the Company's ability to borrow and repay loans under the revolving portion of the Senior Credit Facility, allowed the Company to make certain business acquisitions not previously permitted, modified interest rates and revised certain financial and other covenants. Interest is based on margins over certain domestic and foreign indices and was 9.25% as of December 31, 1997. In January 1998, the Company canceled and repaid in full all principal, interest and related fees totaling approximately $80.1 million due under the Senior Credit Facility.

     The warrants issued to the Company's lenders under the Senior Credit Facility were valued at $8.0 million, their fair value at date of issuance, and were accounted for as interest expense through March 31, 1997. The Company charged $1.6 million, $5.2 million and $1.2 million to expense during the years ended December 31, 1997, 1996 and 1995, respectively, related to these warrants.

                          CORAM HEALTHCARE CORPORATION

     The Bridge Note was issued on April 6, 1995, as an unsecured obligation of the Company in the principal amount of $150.0 million. The Bridge Note was not repaid in full on its April 6, 1996 due date, and a Rollover Note (the "Rollover Note") which matures on October 6, 2000 was issued for the outstanding principal on the Bridge Note. The interest rate on the Rollover Note is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21.0% per annum. The rate as of December 31, 1997 was approximately 16.25%. During the year ended December 31, 1997, an additional $30.2 million was accrued on the Rollover Note for a total unsecured obligation in the amount of $219.2 million (including a funding fee of approximately $5.0 million due upon issuance of the Rollover Note which has also been deferred). Interest and accrued fees on the Rollover Note are due September 30, 1998 provided that the Company and the holders of the Rollover Note reach an agreement in principle for their restructuring by April 13, 1998. The agreement pursuant to which the Bridge Note and Rollover Note were issued contains customary covenants and events of default. At December 31, 1997, the Company was in compliance with all of these covenants. On May 1, 1997 a group of investors consisting of Cerberus Partners, L.P., GSCP and Foothill Capital (collectively the "Holders") purchased the Rollover Note and all the rights to the warrants thereunder.

     As long as the Rollover Note is outstanding, the Holders have the right to receive warrants to purchase up to 20% of the outstanding shares of common stock of the Company on a fully diluted basis as of April 6, 1995, in accordance with the following table.

0-89 days (Issued December 30, 1995)........................  0.50%
90-179 days (Issued March 29, 1996).........................  1.00%
180-269 days (Issued June 27, 1996).........................  1.00%
270-359 days (Issued September 25, 1996)....................  1.50%
360-449 days (Issued December 24, 1996).....................  2.00%
450-539 days (Issued March 24, 1997)........................  2.50%
540-629 days (Issued June 22, 1997).........................  2.50%
630-719 days (Issued September 20, 1997)....................  3.00%
720-809 days (Issued December 19, 1997).....................  3.00%
810 days and thereafter (Issued March 19, 1998).............  3.00%
                                                              -----
                                                              20.00%
                                                              =====

     Warrants issued to the Holders are accounted for as interest expense and additional paid-in capital. Through March 19, 1998, warrants for approximately
8.4 million shares of the Company's common stock have been reserved in escrow with a value of approximately $32.8 million. The value was determined as of the date the warrants were issued. The Company recorded interest expense of $18.2 million and $7.3 million related to these warrants during the years ended December 31, 1997 and 1996, respectively.

     The Junior Subordinated PIK Notes were issued to Caremark in connection with the acquisition of the Caremark Business. Through June 30, 1997 interest was based on rates ranging from 7% to 12%. On June 30, 1997, the Company entered into a settlement agreement with Caremark pursuant to which Caremark has canceled the Junior Subordinated PIK Notes totaling approximately $100.0 million principal and $20.0 million accrued interest as of such date with all payments thereunder forgiven. See Note 3.

                          CORAM HEALTHCARE CORPORATION

     At December 31, 1997, the Company was obligated to make principal payments on long-term debt outstanding as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
  1998......................................................  $150,225
  1999......................................................       338
  2000......................................................   150,060
  2001......................................................        30
                                                              --------
                                                              $300,653
                                                              ========

9. INCOME TAXES

     The components of the consolidated income tax expense (benefit) were as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1997       1996        1995
                                                       ------    --------    --------
Current:
  Federal............................................  $5,000    $(14,000)   $(36,293)
  State..............................................   2,550           2          --
                                                       ------    --------    --------
          Total Current..............................   7,550     (13,998)    (36,293)
                                                       ------    --------    --------
Deferred:
  Federal............................................      --          --      16,745
  State..............................................      --          --       8,394
                                                       ------    --------    --------
          Total Deferred.............................      --          --      25,139
                                                       ------    --------    --------
  Income tax expense (benefit).......................  $7,550    $(13,998)   $(11,154)
                                                       ======    ========    ========

     The following table reconciles the federal statutory rate to the effective income tax expense (benefit) rate:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Federal statutory rate......................................   35.0%    (35.0)%   (35.0)%
Valuation allowance.........................................  (34.4)     17.9      31.9
State income taxes, net of federal income tax benefit.......     .8        --        --
Goodwill....................................................    1.2       2.7        .5
Other.......................................................    3.1        .3       (.6)
                                                              -----     -----     -----
Effective income tax expense (benefit) rate.................    5.7%    (14.1)%    (3.2)%
                                                              =====     =====     =====

     The 1997 effective income tax rate is substantially lower than the statutory rate because of the Company's ability to utilize net operating loss carryforwards which are fully reserved in the valuation allowance. The income tax benefits recognized in 1996 and 1995 have been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax rates from those years differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates.

                          CORAM HEALTHCARE CORPORATION

     The temporary differences, tax effected, which give rise to the Company's net deferred tax asset (liability) were as follows (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Deferred tax assets:
  Goodwill, net of amortization.............................  $  45,505    $  52,175
  Restructuring costs.......................................      4,554        7,344
  Net operating loss carryforwards..........................     43,255       74,933
  AMT credit carryforwards..................................      4,000           --
  Accrued litigation........................................      1,143        1,343
  Litigation settlement costs...............................         --       10,518
  Allowance for doubtful accounts...........................      9,870       10,822
  Intangible assets.........................................      2,921           --
  Property and equipment writedown..........................      1,272           --
  Accrued vacation..........................................        636          967
  Other accruals............................................      4,364        3,358
  Other.....................................................        553        2,032
                                                              ---------    ---------
  Total gross deferred tax asset............................    118,073      163,492
  Less valuation allowance..................................   (112,660)    (157,515)
                                                              ---------    ---------
  Total deferred tax asset..................................      5,413        5,977
Deferred tax liabilities:
  Property and equipment depreciation.......................     (3,988)      (3,988)
  Amortization of intangibles...............................       (169)        (664)
  Partnerships..............................................       (144)        (213)
  Other.....................................................     (1,112)      (1,112)
                                                              ---------    ---------
  Total deferred tax liabilities............................     (5,413)      (5,977)
                                                              ---------    ---------
          Net deferred tax asset (liability)................  $      --    $      --
                                                              =========    =========

     Deferred tax assets have been limited to amounts expected to be recovered through (a) carryback of taxable losses and resulting recovery of income taxes previously paid by predecessor entities for 1996 and (b) offset against deferred tax liabilities that would otherwise become payable in the carryforward period for 1996 and 1997. The Company believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time that they should be offset by a valuation allowance.

     As of December 31, 1997, the Company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $109.5 million which are available to offset future federal taxable income, expiring in varying amounts in the years 2002 through 2011. This includes approximately $43.4 million generated prior to the Four-Way Merger and subject to separate return limitations of a predecessor company as well as an annual usage limitation of approximately $4.5 million.

     During the year ended December 31, 1996, the Company received a $24.7 million refund related to the carryback of tax losses for its tax years ended September 30, 1996 and 1995.

     The Internal Revenue Service ("IRS") is in the process of examining the tax return for the year ended September 30, 1995 and has proposed an adjustment for deduction of warrants to purchase the Company's stock that were issued to individuals in the settlement of the T2 Medical, Inc. Securities Class Action Litigation. The Company is in the process of responding to the IRS' proposal and will vigorously oppose the IRS in the event the IRS maintains its current position. Nevertheless, due to the early phase of this matter

                          CORAM HEALTHCARE CORPORATION
and the uncertainties inherent in any proceeding with the IRS (in the event the IRS maintains its current position), no assurance can be made that the Company will prevail.

10. RELATED PARTY TRANSACTIONS

     Prior to the Four-Way Merger, the Merged Entities entered into agreements with individuals and/or companies considered to be related parties. The majority of these individuals and/or companies are no longer related parties as these individuals are no longer Company employees, officers and/or directors. The following summarizes the significant related party transactions:

     At December 31, 1996, the Company had an outstanding loan to a certain member of management approximating $0.7 million. The loan was collateralized by the individual's primary residence and had an interest rate of 8%. In 1997, the debt was satisfied.

     In 1997, the Company's Board of Directors approved a contingent bonus to Donald J. Amaral, Chairman and Chief Executive Officer for his success in the financial turnaround of Coram. Under the agreement, subject to certain material terms and conditions, Mr. Amaral is to be paid $1.0 million following a refinancing of the Company's debt and $4.0 million following a sale of the Company.

     Certain executive officers and consultants to the Merged Entities had employment, severance or consulting agreements that entitled such executive officers or consultants to certain termination, severance and consulting payments upon consummation of the Four-Way Merger or upon termination of employment following the Four-Way Merger. In conjunction with the Coram Consolidation Plan (see Note 6), the Company accrued $18.8 million for the termination of the existing employment, consulting and/or severance agreements with these individuals. This accrual is included as a component of the Coram Consolidation Plan.

     A director of the Company is associated with a law firm that rendered various legal services to the Company. The legal fees to the firm approximated $0.2 million, $1.7 million, and $2.4 million during the years ended December 31, 1997, 1996 and 1995, respectively.

     A director of the Company also serves on the Board of Directors of Sabratek Corporation. In 1997, the Company purchased from Sabratek Corporation approximately $11.5 million in multi-therapy infusion pumps and $4.3 million in related equipment and supplies.

11. STOCKHOLDERS' EQUITY

     At December 31, 1997, the Company was authorized to issue 10 million shares of preferred stock, $.001 par value, which may be issued at the discretion of the Company's Board of Directors without further stockholder approval. The Board of Directors can also determine the preferences, rights, privileges and restrictions of any series of preferred stock. At December 31, 1997, there were no shares of preferred stock issued and outstanding.

     In 1997, the Company adopted a Stockholder Rights Agreement which provides for the distribution of one "Right" to purchase a unit equal to one-hundredth of a share of newly created series of participating preferred stock ("Series X Preferred Stock") for each outstanding share of the Company's common stock of record on July 9, 1997.

     The Rights have an exercise price of $10 per Right, subject to subsequent adjustment under certain circumstances, and entitle the stockholder to purchase units of Series X Preferred Stock at an effective discount of 50% of the market price of the common stock under certain circumstances. Each unit of Series X Preferred Stock will be entitled to one vote on all matters on which shares of common stock may vote. This agreement expires by its terms on June 25, 1998, unless extended in one year increments by action of the Company's Board of Directors.

                          CORAM HEALTHCARE CORPORATION

     Stock Option Plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options as permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123").

     In connection with the Four-Way Merger, the Company assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the Company's Board of Directors. In addition, the Company implemented the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan"). During the fourth quarter of 1996, the Company's Board of Directors approved the suspension of the Purchase Plan. During 1997, the Purchase Plan was amended to increase the number of common shares issuable from 0.3 million to 1.0 million. Effective January 1998, the Employee Stock Purchase Plan was reinstated.

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

     On May 16, 1997, the Company's Board of Directors recognized that the exercise price of certain stock options issued under the 1994 Plan were significantly out of the money as a result of a substantial decline in Coram's stock price. To better incentivize and retain employees of the Company, options held by all non-director employees (except the Chief Executive Officer) to purchase in the aggregate 2.8 million shares of the Company's common stock were reissued to reflect an exercise price of $2.625 per share, representing the fair market value of the Company's common stock on the date of such reissuance.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: riskfree interest rates ranging from 5.73% to 6.57%, 5.26% to 6.54% and 5.5% to 7.39%; a dividend yield of 0% for each year; volatility factors of the expected market price of the Company's common stock of .62 for each year; and an expected life of the option of one year past vesting.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models

                          CORAM HEALTHCARE CORPORATION
require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income disclosed below may not be representative of compensation expense in future pro forma years. The Company's pro forma information is as follows (in thousands except for earnings per share information):

                                                         1997       1996       1995
                                                       --------   --------   ---------
Pro forma income (loss)..............................  $120,638   $(90,180)  $(337,035)
Pro forma earnings (loss) per common share...........  $   2.54   $  (2.17)  $   (8.47)
Pro forma earnings (loss) per share -- assuming
  dilution...........................................  $   2.23   $  (2.17)  $   (8.47)

     A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                               1997                  1996                  1995
                                        -------------------   -------------------   -------------------
                                                  WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                   AVERAGE               AVERAGE               AVERAGE
                                        OPTIONS   EXERCISE    OPTIONS   EXERCISE    OPTIONS   EXERCISE
                                         (000)      PRICE      (000)      PRICE      (000)      PRICE
                                        -------   ---------   -------   ---------   -------   ---------
Outstanding-Beginning Of Year.........    6,611     $5.41      7,145     $ 8.48      7,119     $16.62
  Granted:
     Price equal to fair value........    5,153     $2.77      1,348     $ 4.93      3,962     $ 9.02
     Price greater than fair value....       --     $  --         --     $   --      3,681     $ 4.27
     Price less than fair value.......       --     $  --         --     $   --        300     $ 2.98
     Exercised........................     (327)    $3.21        (12)    $ 4.53       (791)    $11.58
     Forfeited........................   (3,876)    $5.98     (1,870)    $16.81     (7,126)    $14.39
                                        -------               ------                ------
Outstanding-end of year...............    7,561     $3.39      6,611     $ 5.41      7,145     $ 8.48
                                        =======               ======                ======
Exercisable at end of year............    3,375                2,264                 1,570
                                        =======               ======                ======
Weighted-average fair Value of options
  granted During the year:
  Price equal to fair value...........  $  1.19               $ 2.39                $ 4.43
  Price greater than fair value.......  $    --               $   --                $ 1.17
  Price less than fair value..........  $    --               $   --                $ 1.16

                          CORAM HEALTHCARE CORPORATION

     Exercise prices for options outstanding and the weighted-average remaining contractual life of those options at December 31, 1997 is as follows:

                       OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   ------------------------------
                   NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES     (000)      CONTRACTUAL LIFE    EXERCISE PRICE       (000)       EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 1.44 - $ 1.44         1            2.92              $ 1.44               1           $ 1.44
$ 2.50 - $ 2.50     1,347            9.42              $ 2.50              --           $   --
$ 2.63 - $ 2.63     2,774            7.97              $ 2.63           1,379           $ 2.63
$ 2.84 - $ 3.13       300            9.20              $ 3.08             100           $ 2.98
$ 3.45 - $ 3.45     2,200            7.78              $ 3.45           1,466           $ 3.45
$ 3.50 - $ 5.13       771            8.70              $ 4.91             261           $ 4.77
$ 5.50 - $39.04       145            5.00              $12.05             145           $12.05
$41.27 - $41.27         9            0.58              $41.27               9           $41.27
$42.46 - $42.46        13            0.72              $42.46              13           $42.46
$45.24 - $45.24         1            0.71              $45.24               1           $45.24
                    -----                                               -----
$ 1.44 - $45.24     7,561            8.22              $ 3.39           3,375           $ 3.83
                    =====                                               =====

     On December 28, 1995, the Company's former Chairman and the outside members of the Board of Directors returned stock options held by them for 3.9 million shares.

     Common shares reserved for future issuance include approximately 0.8 million shares related to options outside of the 1994 Plan, 0.7 million shares related to the Purchase Plan and 12.4 million shares related to stock purchase warrants. In addition, Donald J. Amaral, Chairman and Chief Executive Officer, will receive his 1998 net base salary in shares of common stock. The shares will be valued at the time the compensation is paid based upon the lesser of the closing price of the stock or the average closing price for the prior 30 days.

     Warrants to Purchase Common Stock. The following warrants are outstanding or issuable at December 31, 1997:

                                                         EXERCISE
                                                           PRICE             EXPIRATION
                                           SHARES        PER SHARE              DATE
                                           ------        ---------           ----------
Issued to lenders under Senior Credit
  Facility (Note 8).....................  2,462,286       nominal       October 13, 2000
Issued to the Rollover Note Holders
  (Note 8)..............................  7,116,260       nominal       June 15, 2005
Issued in settlement of T2 litigation
  (Note 12).............................  2,519,862       $22.125       July 10, 1999
Issued in settlement of dispute with
  former principals of Company acquired
  by T2 (Note 12).......................    281,250       $4.625        September 30, 1999
Issued by Merged Entities prior to
  Four-Way Merger.......................     34,718   $12.58 - $18.79   March 6, 2001 to none

12. COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office, other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments including real estate taxes and other operating costs. Total rental expense for the years ended December 31, 1997, 1996 and 1995 was approximately $12.2 million, $13.0 million and $17.5 million, respectively, exclusive of amounts charged to restructuring

                          CORAM HEALTHCARE CORPORATION
reserves. At December 31, 1997 the aggregate future minimum lease commitments were as follows (in thousands):

YEARS ENDING                                                  CAPITAL    OPERATING
DECEMBER 31,                                                  LEASES      LEASES
------------                                                  -------    ---------
1998........................................................  $  937      $11,963
1999........................................................     221        7,975
2000........................................................      --        4,775
2001........................................................      --          968
2002........................................................      --        1,301
Thereafter..................................................      --          187
                                                              ------      -------
          Total minimum lease payments......................   1,158       27,169
Less amounts representing interest..........................     (85)          --
                                                              ------      -------
Net minimum lease payments..................................  $1,073      $27,169
                                                              ======      =======

     Capital lease obligations are included in other obligations. Operating lease obligations include $3.8 million, less $2.4 million of subleases, accrued for as part of the restructuring costs under the Coram and Caremark Business Consolidation Plans. See Notes 6 and 8.

     Employee Benefit Plans. The Merged Entities provided various defined contribution plans that were available to their employees. Management of the Company merged these benefit plans during 1995. Eligible employees include all individuals over the age of 21 who have worked at least 1,000 hours for the Company in a one year period. The Company offers a matching program of $.50 for every $1 contributed up to the first 6% of the employees' pay. Employee contributions vest immediately upon contribution, and the Company's contributions vest as follows: 1 year 0%, 2 years 25%, 3 years 50%, 4 years 75% and 5 years 100%. During the years ended December 31, 1997, 1996 and 1995, the Company's total contributions to these plans were approximately $1.7 million, $2.1 million and $1.9 million, respectively.

     Litigation. On November 21, 1995 , a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno, No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the Defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder, against all of the Defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities and Exchange Act, and further alleges fraud by all of the Defendants under Georgia law. Finally, Plaintiffs allege a breach of the covenant of good faith and fair dealing by all Defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The Defendants filed a Motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's Motion to Dismiss the Complaint on February 12, 1997. The Plaintiffs have appealed the dismissal to the Eleventh Circuit Court of Appeals. The Company opposed the appeal. The Eleventh Circuit held oral argument on November 18, 1997, but the Court has not yet ruled on the appeal.

     The Company intends vigorously to defend itself in the matter described above. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the matter described in the preceding paragraph

                          CORAM HEALTHCARE CORPORATION
cannot presently be determined. Accordingly, except for the settlement of the Shareholder Litigation described below and charges recorded for various litigation settlements that are not individually material to the Company, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the Consolidated Financial Statements. An adverse outcome could be material to the financial position, results of operations and liquidity of the Company.

     On August 8, 1996, the Company announced an agreement in principle to settle certain shareholder class action and certain derivative litigation ("the Shareholder Litigation"). The agreement in principle was approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $0.3 million and the Company's director's and officer's insurance policies paid approximately $22.3 million. Additionally, the Company was required to adopt certain disclosure policies with regard to certain public statements. Under the agreement the Company was required to issue 5.0 million freely tradable shares of common stock of which
1.5 million shares were issued March 11, 1997 and 3.5 million shares were issued November 28, 1997. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million, which was recorded in operations as a provision for shareholder litigation settlement and in stockholders' equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

     In September 1995, as amended on October 6, 1995, the Company filed suit against Caremark (the "Caremark Litigation") in the San Francisco Superior Court. The Caremark Litigation and other related issues arose out of the acquisition of certain assets of Caremark's home infusion business in 1995. On June 30, 1997, the Company entered into a settlement with Caremark. Under the terms of the settlement, Junior Subordinated Pay-In-Kind Notes totaling approximately $100.0 million principal and $20.0 million accrued interest were canceled with all payments due thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash which was received on September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. As a result the Company recorded income from litigation settlement of $156.8 million in June of 1997. See Note 3.

     On July 7, 1997, the Company filed suit against Price Waterhouse LLP in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement of the Caremark Litigation, Caremark assigned and transferred to the Company all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the Company. Price Waterhouse has moved to dismiss the Company's lawsuit on several grounds. The Company has responded. However, there can be no assurance that the Company will succeed in its opposition to the motion to dismiss and there can be no assurance of any recovery from Price Waterhouse LLP. See Note 3.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The financial instruments included in the Company's assets and current liabilities (excluding long-term debt) are reflected in the financial statements at amounts approximating their fair value because of the short-term maturity of those instruments.

     At December 31, 1997 and 1996, the Company's ability to borrow was limited. At December 31, 1997 and 1996, the Company had total debt carried at $300.7 million and $464.7 million, respectively. At

                          CORAM HEALTHCARE CORPORATION

December 31, 1997 and 1996, the Senior Credit Facility was carried at $80.0 million and $157.7 million, respectively, and the Company estimates that its fair value approximates its face value based on the interest rate, security, covenants and remaining term to maturity.

     It is not practicable to determine the fair value as of December 31, 1997 of the Rollover Note, carried at $219.2 million. The obligation is unsecured and subordinate to the Company's Senior Credit Facility, and cash payments of principal or interest cannot be made under terms of the Senior Credit Facility. The timing and amounts of payments that may be made in the future are not determinable at this time. Further, the Company is not able to determine at what interest rate subordinated loans may be available to the Company, or whether loans on a subordinated unsecured basis would even be available. The Company believes the fair value of the Rollover Note at December 31, 1997 may be substantially less than its carrying amount because of its subordination provisions and remaining term to maturity and the Company's adverse operating results and liquidity.

     Considerable judgment is required in developing estimates of fair value, and the information furnished above is not meant to be indicative of what such debt could be settled for. See Note 8.

     The Company has investments in unconsolidated entities totaling approximately $1.2 million and $1.9 million at December 31, 1997 and 1996, respectively. Since these entities are all closely held companies and there are no quoted market prices, it is not practicable to estimate the fair value of such investments.

14. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA) (UNAUDITED)

                                                      FOURTH     THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Year Ended December 31, 1997
  Net revenue......................................  $105,039   $119,516   $118,115   $121,715
                                                     ========   ========   ========   ========
  Gross profit.....................................  $ 23,949   $ 36,590   $ 35,075   $ 39,990
                                                     ========   ========   ========   ========
  Net income (loss)................................  $(19,226)  $  2,303   $156,771   $(14,588)
                                                     ========   ========   ========   ========
  Earnings (loss) per common share.................  $  (0.39)  $   0.05   $   3.29   $  (0.31)
                                                     ========   ========   ========   ========
  Earnings (loss) per common share -- assuming
     dilution......................................  $  (0.39)  $   0.04   $   2.99   $  (0.31)
                                                     ========   ========   ========   ========

                                                      FOURTH     THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Year Ended December 31, 1996
  Net revenue......................................  $126,029   $131,206   $133,109   $131,625
                                                     ========   ========   ========   ========
  Gross profit.....................................  $ 40,241   $ 44,615   $ 41,959   $ 33,466
                                                     ========   ========   ========   ========
  Net loss.........................................  $(31,575)  $(12,012)  $(23,526)  $(17,901)
                                                     ========   ========   ========   ========
  Loss per common share............................  $  (0.75)  $  (0.28)  $  (0.58)  $  (0.44)
                                                     ========   ========   ========   ========
  Loss per common share -- assuming dilution.......  $  (0.75)  $  (0.28)  $  (0.58)  $  (0.44)
                                                     ========   ========   ========   ========

     In 1997, unusual or infrequently occurring charges included second quarter income from litigation settlement of $156.8 million and termination fee income of $15.2 million. In addition, in the third and fourth quarters of 1997, the Company recorded a gain on sale of Lithotripsy Business of $18.0 million and $8.7 million, respectively.

                          CORAM HEALTHCARE CORPORATION

     In 1996, unusual or infrequently occurring charges included provisions for litigation of $12.5 million, $0.3 million and $15.1 million in the second, third and fourth quarters, respectively.

     The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement 128.

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                  BALANCE AT   CHARGED TO
                                  BEGINNING    COSTS AND      CHARGED TO                        BALANCE AT
          DESCRIPTION             OF PERIOD     EXPENSES    OTHER ACCOUNTS   DEDUCTIONS        END OF PERIOD
          -----------             ----------   ----------   --------------   ----------        -------------
Year ended December 31, 1997
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts...................   $40,256      $16,209        $    --        $(32,418)(3)(1)     $24,047
Year Ended December 31, 1996
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts...................   $63,839      $29,045        $    --        $(52,628)(1)        $40,256
Year Ended December 31, 1995
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts...................   $17,990      $68,912        $41,124(2)     $(64,187)(1)        $63,839

---------------

(1) Accounts written off, net of recoveries.

(2) Balance related to the Acquisition of Caremark Business, including $37.0 million charged to operations in the quarter ended September 30, 1995.

(3) Includes a reduction in the reserve of $0.5 million resulting from the sale of the Lithotripsy Business.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Agreement and Plan of Merger dated as of February 6,
                            1994, by and among the Registrant, T2, Curaflex,
                            HealthInfusion, Medisys, T2 Acquisition Company, CHS
                            Acquisition Company, HII Acquisition Company and MI
                            Acquisition Company (Incorporated by reference to Exhibit
                            2.1 of Registration No. 33-53957 on Form S-4).
          2.2            -- First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T2
                            Curaflex, HealthInfusion, Medisys, T2 Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by reference to
                            Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
          2.3            -- Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant, T2,
                            Curaflex, HealthInfusion, Medisys, T2 Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by reference to
                            Exhibit 2.3 of the Registrant's Current Report on Form
                            8-K dated as of July 15, 1994).
          2.4            -- Asset Sale and Note Purchase Agreement, (the "Asset
                            Purchase Agreement") among the Registrant, Caremark
                            International Inc. and Caremark Inc. dated as of January
                            29, 1995 (Incorporated by reference to Exhibit C of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995). The exhibits and schedules to the Asset Purchase
                            Agreement are omitted from this Exhibit. The Company
                            agrees to furnish supplementally any omitted exhibits or
                            schedule with the Securities and Exchange Commission.
          2.5            -- Agreement and Plan of Merger among the Registrant, CHC
                            Acquisition Corp. and Lincare Holdings Inc., (the
                            "Lincare Merger Agreement") dated as of April 17, 1995
                            (Incorporated by reference to Exhibit B of the
                            Registrant's Current Report on Form 8-K dated May 2,
                            1995). The exhibits and schedules to the Lincare Merger
                            Agreement are omitted from this Exhibit. The Company
                            agrees to furnish supplementally any omitted exhibit or
                            schedule with the Securities and Exchange Commission.
          2.6            -- Agreement and Plan of Merger entered into as of October
                            19, 1996, among Coram Healthcare Corporation, Integrated
                            Health Services, Inc. and IHS Acquisition XIX, Inc.
                            (Incorporated by reference to Exhibit 2.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1996).
          2.7            -- Purchase Agreement by and between Integrated Health
                            Services, Inc., T2 Medical, Inc., Coram Healthcare
                            Corporation of Greater New York and Coram Healthcare
                            Corporation. (Incorporated by reference Exhibit 2 of the
                            Registrant's Current Report on Form 8-K dated as of
                            August 20, 1997).
          2.8            -- Side Agreement dated as of September 30, 1997 among Coram
                            Healthcare Corporation, T2 Medical, Inc., Coram
                            Healthcare Corporation of Greater New York and Integrated
                            Health Services, Inc. (Incorporated by reference Exhibit
                            2.1 of the Registrant's Current Report on Form 8-K dated
                            as of September 30, 1997).
          3.1            -- Certificate of Incorporation of Registrant, as amended
                            through May 11, 1994 (Incorporated by reference to
                            Exhibit 3.1 of Registration No. 33-53957 on Form S-4).
          3.2            -- Bylaws of Registrant (Incorporated by reference to
                            Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.3            -- Certificate of Amendment of the Registrant's Certificate
                            of Incorporation.*
          4.1            -- Form of Common Stock Certificate for the Registrant's
                            common stock, $.001 par value per share. (Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          4.2            -- Form of Common Stock Certificate for the Registrant's
                            common stock, par value $.001, including legend thereon
                            in respect of the Stockholder Rights Agreement which
                            exhibit is hereby incorporated by reference thereto.*
          4.3            -- Form of Certificate of Designation, Preferences and
                            Rights of the Registrant's Series X Participating
                            Preferred Stock (filed as Exhibit A to the Stockholder
                            Rights Agreement, which was filed as Exhibit 1 to the
                            Registrant's Current Report on Form 8-K dated as of June
                            25, 1997, and which exhibit is hereby incorporated by
                            reference thereto).
         10.1            -- Amended and Restated Credit Agreement dated as of
                            February 10, 1995, by and among Curaflex, T2,
                            HealthInfusion, Medisys, and HMSS as Co-Borrowers,
                            Toronto Dominion (Texas), Inc., as Agent (the "Amended
                            Credit Agreement") (Incorporated by reference to Exhibit
                            10.1 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1994). The exhibits and
                            schedules to the Amended Credit Agreement are omitted
                            from this Exhibit. The Company agrees to furnish
                            supplementally any omitted exhibit or schedule to the
                            Securities and Exchange Commission upon request.
         10.2            -- Form of Employment Agreement between the Registrant and
                            Charles A. Laverty (Incorporated by reference to Exhibit
                            10.1 of Registration No. 33-53957 on Form S-4).
         10.3            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Miles E. Gilman (Incorporated by reference
                            to Exhibit 10.2 of Registration No. 33-53957 on Form
                            S-4).
         10.4            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and William J. Brummond (Incorporated by
                            reference to Exhibit 10.3 of Registration No. 33-53957 on
                            Form S-4).
         10.5            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Tommy H. Carter (Incorporated by reference
                            to Exhibit 10.4 of Registration No. 33-53957 on Form
                            S-4).
         10.6            -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain
                            executive officers. (Incorporated by reference to Exhibit
                            10.6 of the Registrant's Form 10-K for the year ended
                            December 31, 1994).
         10.7            -- Registrant's 1994 Stock Option/Stock Issuance Plan and
                            related forms of agreements (Incorporated by reference to
                            Exhibit 10.15 of Registration No. 33-53957 on Form S-4).
         10.8            -- Registrant's Employee Stock Purchase Plan (Incorporated
                            by reference to Exhibit 10.16 of Registration No.
                            33-53957 on Form S-4).
         10.9            -- 401(k) Plan of T2 dated December 8, 1989 (Incorporated
                            herein by reference to Exhibit 10(s) of T2 Annual Report
                            on Form 10-K for the fiscal year ended September 30,
                            1989, filed with the Commission on or about December 29,
                            1988.
         10.10           -- 1988 Stock Option Plan of T2, as amended and restated as of July 31, 1990 and as further amended as of (i) August
                            20, 1991; (ii) November 12, 1991; and (iii) July 6, 1992
                            (Incorporated by reference to Exhibit 10.18 of
                            Registration No. 33-53957 on Form S-4).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.11           -- Curaflex 1989 Stock Option Plan (Incorporated by
                            reference to Exhibit 10.53 of Registration No. 33-53957
                            on Form S-4).
         10.12           -- Curaflex Amended 1990 Stock Option Plan (Incorporated by
                            reference to Exhibit 10.54 of Registration No. 33-53957
                            on Form S-4).
         10.13           -- Curaflex Directors' Nonqualified Stock Option Plan
                            (Incorporated by reference to Exhibit 10.59 of
                            Registration No. 33-53957 on Form S-4).
         10.14           -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan,
                            as amended (Incorporated by reference to Exhibit 10.61 of
                            Registration No. 33-53957 on Form S-4).
         10.15           -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                            (Incorporated by reference to Exhibit 10.62 of
                            Registration No. 33-53957 on Form S-4).
         10.16           -- 1989 Stock Option Plan of Medisys (Incorporated by
                            reference to Exhibit 10.85 of Registration No. 33-53957
                            on Form S-4).
         10.17           -- Form of Non-Plan Option Agreement of Medisys
                            (Incorporated by reference to Exhibit 10.86 of
                            Registration No. 33-53957 on Form S-4).
         10.18           -- Credit Agreement among Coram Healthcare Corporation,
                            Coram, Inc., the Lenders named therein and Chemical Bank,
                            as Administrative Agent, Collateral Agent and Fronting
                            Bank (the "Senior Credit Facility") dated as of April 6,
                            1995. (Incorporated by reference to Exhibit D of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995). The exhibits and schedules to the Senior Credit
                            Facility are omitted from this Exhibit. The Company
                            agrees to furnish supplementally any omitted exhibit or
                            schedule to the Securities and Exchange Commission.
         10.19           -- First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto,
                            among the Registrant, Coram Inc., each Subsidiary
                            Guarantor (as defined therein), the Financial
                            Institutions party thereto (as defined therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 10.19 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1995).
                            Certain exhibits and schedules of this Exhibit have been
                            omitted. The Registrant agrees to furnish supplementally
                            any omitted schedule or exhibit to the Securities and
                            Exchange Commission.
         10.20           -- Second Amendment to the Credit Agreement dated as of
                            September 7, 1995, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as defined
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 10.20 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995). Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.21           -- Third Amendment and Limited Waiver to the Credit
                            Agreement, dated as of September 29, 1995, by and among
                            the Registrant, Coram Inc., each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as defined therein), and Chemical Bank as Agent
                            (Incorporated by reference to Exhibit 10.21 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995). Certain exhibits and
                            schedules of this Exhibit have been omitted. The
                            Registrant agrees to furnish supplementally any omitted
                            schedule or exhibit to the Securities and Exchange
                            Commission.

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.22           -- Fourth Amendment and Limited Waiver to the Credit
                            Agreement and First Amendment to Security Documents dated
                            as of October 13, 1995, together with selected exhibits
                            thereto, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions Party thereto (as defined therein) and
                            Chemical Bank as Agent (Incorporated by reference to the
                            Company's Current Report on Form 8-K as filed October 24,
                            1995).
         10.23           -- Warrant Agreement dated as of October 13, 1995, among the
                            Registrant, Coram Inc., and the other parties specified
                            therein (Incorporated by reference to the Company's
                            Current Report on Form 8-K as filed October 24, 1995).
         10.24           -- Amendment and Limited Waiver to Bridge Securities
                            Purchase Agreement, dated as of October 13, 1995, by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette. (Incorporated by reference to Exhibit 10.24 of
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995). Certain exhibits and
                            schedules of this Exhibit have been omitted. The
                            Registrant agrees to furnish supplementally any omitted
                            schedule or exhibit to the Securities and Exchange
                            Commission.
         10.25           -- Form of Employment Agreement between the Registrant and
                            Donald J. Amaral. (Incorporated by reference to Exhibit
                            10.25 of the Registrant's Quarterly Report on Form 10-Q
                            for the quarter ended September 30, 1995).
         10.26           -- Securities Purchase Agreement ("Securities Purchase
                            Agreement") and Form of Subordinated Bridge Note, dated
                            as of April 6, 1995, among Coram Inc., Coram Funding,
                            Inc. and the Registrant (Incorporated by reference to
                            Exhibit E of the Registrant's Current report on Form 8-K
                            dated April 6, 1995). The exhibits and schedules to the
                            Securities Purchase Agreement are omitted from this
                            Exhibit. The Registrant agrees to furnish supplementally
                            any omitted exhibit or schedule to the Securities and
                            Exchange Commission.
         10.27           -- Exclusive Distribution Agreement -- Healthcare Products
                            and Biomedical Equipment and Services Agreement between
                            Medical Specialties Distributors, Inc. ("MSD") and Coram,
                            dated as of June 1, 1996. (Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).
         10.28           -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.2 of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 for the quarter
                            ended June 30, 1996).
         10.29           -- Medical Specialties Master Rental Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.3 of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 for the quarter
                            ended June 30, 1996).
         10.30           -- Coram Healthcare Litigation Memorandum of Understanding
                            between all parties to In re Coram Healthcare Corp.
                            Securities Litigation, Master File No. 95-N-2074 and
                            Shevde v. Sweeney et al., Civil Action No. 96-N-722,
                            dated as of August 5, 1996. (Incorporated by reference to
                            Exhibit 10.4 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.31           -- Fifth Amendment to the Credit Agreement Dated as of
                            February 6, 1996, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as described
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 99.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended March 31,
                            1996). Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.32           -- Sixth Amendment to Credit Agreement Dated as of April 19,
                            1996, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 99.2 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1996). Certain
                            exhibits and schedules of this Exhibit have been omitted.
                            The Registrant agrees to furnish supplementally any
                            omitted schedule or exhibit to the Securities and
                            Exchange Commission.
         10.33           -- Seventh Amendment to Credit Agreement Dated as of July 3,
                            1996, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996). Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.34           -- Eighth Amendment to Credit Agreement dated as of December
                            3, 1996, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chase Manhattan Bank as Agent. Certain exhibits and
                            schedules of this Exhibit have been omitted. The
                            Registrant agrees to furnish supplementally any omitted
                            schedule or exhibit to the Securities and Exchange
                            Commission.
         10.35           -- Ninth Amendment and Limited Waiver to the Credit
                            Agreement dated as of March 14, 1997, by and among the
                            Registrant, Coram Inc., each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as described therein), and Chase Manhattan Bank
                            as Agent. Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.36           -- Amended Agreement, dated as of March 28, 1997 by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette. Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission.
         10.37           -- Sabratek Corporation and Coram Healthcare Exclusive
                            Supply Agreement for IV Infusion Pumps, IV Disposable
                            Sets and Related Items, dated as of February 26, 1997.
         10.38           -- Amendment to 9% Subordinated Convertible Debenture and
                            Notice of Conversion dated as of June 30, 1996, by and
                            among the Registrant, Coram Inc., and the other parties
                            specified therein (Incorporated by reference to the
                            Company's report on Form 8-K as filed on July 12, 1996.

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.39           -- Tenth Amendment to Credit Agreement dated June 2, 1997, by and among the Registrant, Goldman Sachs Credit
                            Partners L.P., Coram, Inc., each Subsidiary Guarantor (as
                            defined therein) and The Chase Manhattan Bank, as
                            administrative agent and collateral agent for the Lenders
                            named therein, to that certain Credit Agreement dated as
                            of April 6, 1995, by and among the Registrant, Coram,
                            Inc, each Subsidiary Guarantor (ad defined therein), the
                            Financial Institutions named therein and The Chase
                            Manhattan Bank, as collateral agent for the Lenders named
                            therein. Certain exhibits and schedules of this Exhibit
                            have been omitted. The Registrant agrees to furnish
                            supplementally any omitted schedule or exhibit to the
                            Securities and Exchange Commission. (Incorporated by
                            reference Exhibit 99 of the Registrant's Current Report
                            on Form 8-K dated as of June 2, 1997).
         10.40           -- Letter Agreement of March 29, 1998 by and among Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P. and
                            Foothill Capital Corporation on the one hand, and Coram
                            Healthcare Corporation, on the other, deferring the
                            payment of interest and fees pursuant to (i) the
                            Securities Purchase Agreement dated as of April 6, 1995
                            and (ii) the Letter Agreement dated March 28, 1997
                            between Coram Funding, Inc. and Coram Healthcare
                            Corporation.*
         20.1            -- Stockholder Rights Agreement (the "Stockholder Rights
                            Agreement"), dated as of June 25, 1997, between Coram
                            Healthcare Corporation and BankBoston, N.A., which
                            includes the form of Certificate of Designation,
                            Preferences and Rights setting forth the terms of the
                            Series X Participating Preferred Stock, par value $0.001
                            per share, as Exhibit A, the Summary of Stockholder
                            Rights Agreement as Exhibit B and the form of Right
                            Certificate as Exhibit C. Pursuant to the Stockholder
                            Rights Agreement, printed Right Certificates will not be
                            mailed until as soon as practicable after the earlier of
                            the tenth business day after public announcement that a
                            person or group has become an Acquiring Person or the
                            tenth business day after a person commences, or announces
                            its intention to commence, a tender offer or exchange
                            offer the consummation of which would result in such
                            person becoming an Acquiring Person. (Incorporated by
                            reference Exhibit 1 of the Registrant's Current Report on
                            Form 8-K dated as of June 25, 1997).
         21.1            -- Subsidiaries of the Registrant.*
         23.1            -- Consent of Ernst & Young LLP.*
         27.1            -- Financial Data Schedule.*
         27.2            -- Restated Financial Data Schedules.*

---------------

* Filed herewith.