Form 10-K/A
period 1997-12-31
CORAM HEALTHCARE CORP
filed 1998-04-30
CIK 924174

================================================================================

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

RECENT EVENTS

     Pursuant to a letter agreement dated April 13, 1998, the Company reached an agreement with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation, the holders of its Subordinated Rollover Note (the "Rollover Note"), on an indicative term sheet which provides for the restructuring of the debt represented by the Rollover Note and the warrants to purchase shares of the Company's common stock issued in connection with such Rollover Note. The restructuring is subject to the execution of definitive documentation and consummation of the restructuring on or prior to June 30, 1998. If the debt restructuring is not consummated on or prior to June 30, 1998, all interest and accrued fees on the Rollover Note previously deferred to September 30, 1998 then become due and payable. There can be no assurance that future cash flow from operations will be sufficient to cover current or future debt obligations or that any restructuring of the Rollover Note will be consummated.

     In April 1998, the Company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna USHC") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna USHC's disease management programs. Effective July 1, 1998, the Company will receive capitated payments on a monthly basis for covered members, assume certain financial risk for such services and manage a network of home health providers through its Resource Network Division. The Company's network of participating providers will include certain subsidiaries of the Company, and the network will serve certain persons enrolled in Aetna USHC's HMO-based plans in the eight state area covered under the agreement, who are presently not, or who will not be, committed to other networks. As of April 23, 1998, the membership covered under the agreement between the Company and Aetna USHC totaled approximately 2.0 million lives.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

     The following table sets forth certain information concerning each member of the Board of Directors of Coram as of April 28, 1998. Except as set forth below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

NAME                              AGE          POSITION WITH CORAM         DIRECTOR SINCE
----                              ---          -------------------         --------------
Donald J. Amaral................  45     Chairman of the Board and Chief        1995
                                           Executive Officer
William J. Casey................  53     Director                               1997
Richard A. Fink.................  43     Director                               1994
Stephen G. Pagliuca.............  43     Director                               1994
L. Peter Smith..................  49     Director                               1994

     Mr. Amaral was appointed Chairman of the Company's Board of Directors on September 16, 1997. Mr. Amaral has served as a director and Chief Executive Officer of the Company since October 13, 1995 and served as President from October 13, 1995 through December 1997. Previously, he was President and Chief Operating Officer of OrNda Healthcorp ("OrNda") from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. ("Summit") from October 1989 to April 1994, including President and Chief Executive Officer between October 1991 and April 1994. Summit was merged into OrNda in April 1994. Mr. Amaral is also a member of the Board of Directors of Meditrust Corporation and CareMatrix Corporation.

     Mr. Casey has served as a director of Coram since September 1997. Since 1983, Mr. Casey has served as a consultant in the healthcare industry, specializing in hospital management evaluation, hospital planning, managed care contracting and turnaround services. From 1986 to the present, Mr. Casey has also served as Contract Administrator for Emergency Department Physicians' Medical Group, Inc. and its affiliated medical groups, which provide physician services to non-governmental facilities. In addition, from 1988 to the present, Mr. Casey has served as Contract Administrator for NP Medical Group, Inc., which provides physician services to government facilities. Mr. Casey also serves as a director of TriCounties Bank.

     Mr. Fink has served as a director of Coram since July 1994. Mr. Fink has been a partner of the law firm of Brobeck, Phleger & Harrison LLP since October 1987 and is currently Chairman of that firm's Business & Technology Group.

     Mr. Pagliuca has served as a director of Coram since July 1994. Mr. Pagliuca founded Information Partners, a venture capital and management buyout company based in Boston, Massachusetts, in 1989 and has been Managing Director since that time, focusing on health care and information industry private-equity investment opportunities. Mr. Pagliuca is also the Chairman of the Board for Wesley Jensen Corporation and serves on the boards of Dade International, Physicians Quality Care, Inc., Vivra, Inc. and Physio Control, Inc.

     Mr. L. Peter Smith has served as a director of Coram since July 1994. Between November 1993 and July 1994, Mr. Smith was a director of Medisys, Inc. Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys in December of 1992. Mr. Smith is also Chief Executive Officer and serves on the Board of Directors of Ralin Medical, Inc., a company specializing in cardiac disease management. Mr. Smith also serves on the Board of Directors of Sabratek Corporation and AMSYS, Inc.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning each of the executive officers of Coram. The executive officers serve at the direction of the Board of Directors of Coram. Biographical information with respect to Donald
J. Amaral is set forth under the caption "Board of Directors" above.

                 NAME                    AGE           POSITION(S) WITH CORAM
                 ----                    ---           ----------------------
Donald J. Amaral.......................  45    Chairman of the Board and Chief
                                               Executive Officer
Robert J. Mentzer......................  45    Senior Vice President, East
Paul J. Quiner.........................  38    Senior Vice President and General
                                               Counsel
Wendy L. Simpson.......................  49    Executive Vice President and Chief
                                                 Financial Officer
Joseph D. Smith........................  39    President, Resource Network Division
Richard M. Smith.......................  38    President and Secretary
Christopher J. York....................  37    Chief Operating Officer, West

     Robert J. Mentzer has been Senior Vice President, East since March 1998. Previously, Mr. Mentzer served as Vice President, Sales -- East and Vice President, Sales -- Southeast since joining the Company in February 1997. From January 1996 to January 1997, Mr. Mentzer had served as Division Vice
President -- East for Nursefinders. He served as Vice President of Sales -- East from May 1994 to July 1995 and Region Vice President from April 1994 to May 1994. Mr. Mentzer served as General Manager for Abbey Healthcare Group, Inc. from November 1993 to April 1994.

     Paul J. Quiner has been Senior Vice President and General Counsel of Coram since March 1996. Mr. Quiner served as Assistant General Counsel from July 1994 through February 1996. From September 1992 to July 1994, Mr. Quiner served as Assistant General Counsel for T2 Medical, Inc. Previously, Mr. Quiner was a partner in the Atlanta and Washington D.C. law firm of Alston & Bird.

     Wendy L. Simpson has been Executive Vice President and Chief Financial Officer since March 1998. Previously, Ms. Simpson held the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer for Transitional Hospitals Corporation from July 1994 to July 1997. From March 1991 to

June 1994, she was Chief Financial Officer and Principal of Weisman Taylor Simpson & Sabatino. Ms. Simpson also serves on the Board of Directors of LTC Properties, Inc., a real estate investment trust.

     Joseph D. Smith has been President, Resource Network Division, since March 1998. Prior to that time, Mr. Smith served as Chief Operating Officer of the East since December 1996. Preceding that and since the Company's inception, Mr. Smith had served as Area Vice President -- Northeast. From 1993 until September 1994, Mr. Smith was the Eastern Area Vice President of H.M.S.S., Inc. a regional home infusion company acquired by Coram in September 1994.

     Richard M. Smith has been the President of Coram since December 1997 and has served as Secretary since July 1995. Mr. Smith also served as Chief Financial Officer from August 1995, prior to which time he served as Vice President, Tax and Treasury, from October 1994 to August 1995. From November 1993 to October 1994, Mr. Smith served as Vice President, Finance and Treasurer, and Assistant Secretary, for CoreSource, Inc., a health care company specializing in third party claims administration, workers compensation and integrated health delivery systems.

     Christopher J. York has been Chief Operating Officer, West since December 1996. Since the Company's inception, Mr. York had served as Area Vice President -- Midwest. From 1993 until Coram's inception, Mr. York was the Vice President of Sales and Operations of Medisys, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Coram's directors, executive officers and persons who beneficially own greater than 10% of a registered class of Coram's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Based solely upon its review of copies of the Section 16 reports Coram has received and written representations from certain reporting persons, Coram believes that during its fiscal year ended December 31, 1997, all of its directors, executive officers and greater than 10% beneficial owners were in compliance with these filing requirements, with the exception of the following:
(i) Richard M. Smith inadvertently omitted disclosure of the repricing of options held by him in June 1997 on a Statement of Change in Beneficial Ownership on Form 4 and an Annual Statement of Changes in Beneficial Ownership on Form 5 and (ii) Joseph D. Smith inadvertently omitted disclosure of the ownership of 200 shares of the Company's common stock on the Initial Statement of Beneficial Ownership of Securities on Form 3 and inadvertently omitted disclosure of the acquisition of 12 shares of the Company's common stock in his 1997 Annual Statement of Changes in Beneficial Ownership.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

COMPENSATION OF DIRECTORS

     Fees for Board Service. Mr. Amaral, the only director of the Company who is also an employee, receives no additional compensation for service on the Board of Directors. Compensation for participation in the Board of Directors is at the discretion of the Board. In addition to the reimbursement of out-of-pocket expenses relating to meeting attendance, non-employee directors of Coram earned the following compensation for Board meetings attended during fiscal 1997.

Arne Alsin.................................................  $ 6,250
William J. Casey...........................................    5,500
James M. Sweeney...........................................    9,750
Richard A. Fink............................................   15,000
Andrew J. Nathanson........................................      -0-
Stephen G. Pagliuca........................................   10,750
L. Peter Smith.............................................   13,000
Dr. Gail R. Wilensky.......................................   10,000

     Outside Directors' Automatic Option Grant Program. Non-employee members of the Board of Directors participate in the Automatic Option Grant Program in effect under the Company's 1994 Stock Option/Stock Issuance Plan (the "1994 Stock Option Plan"). On the date of each annual meeting of Coram's stockholders, each individual who will continue to serve as a non-employee Board member will receive a non-statutory stock option to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the automatic option grant date. Each individual who continued to serve as a non-employee Board member on September 16, 1997, received an automatic option grant under the program for 2,500 shares of Coram Common Stock at an exercise price of $4.9375 per share, the fair market value on such date. Additionally, each non-employee individual, upon being newly appointed or elected to Coram's Board of Directors, is automatically granted, at the time of such initial election or appointment, a non-statutory option to purchase 75,000 shares of Common Stock. In 1997, automatic options to purchase 75,000 shares relating to newly appointed/elected individuals were granted to (i) Mr. Alsin upon his appointment to the Board on August 4, 1997, at an exercise price of $4.3125 per share and (ii) Mr. Casey upon his election to the Board on September 16, 1997, at an exercise price of $4.9375 per share. With regard to the automatic non-statutory stock options for both the newly appointed/elected Board members and the continuing Board members, each option will be immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of Board service prior to vesting of such shares. The optionee's option shares will vest in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. However, the shares subject to each automatic option grant under the 1994 Stock Option Plan will vest in full upon (i) the optionee's cessation of Board service due to death or disability, (ii) an acquisition of Coram by merger or asset sale or (iii) a change in control of Coram. Mr. Alsin's non-statutory option to purchase 75,000 shares of Common Stock was cancelled upon his resignation from the Board of Directors on December 18, 1997.

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

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual and long-term compensation earned by the Chief Executive Officer, the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who were serving as executive officers of the Company at the end of 1997 and one additional individual who would have been included among such four individuals had he been serving as an executive officer of the Company at the end of 1997 (collectively the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                ANNUAL COMPENSATION               AWARDS
                                       -------------------------------------   -------------
           NAME AND                                           OTHER ANNUAL     STOCK OPTIONS    ALL OTHER
    PRINCIPAL POSITION(6)       YEAR    SALARY    BONUS(2)   COMPENSATION(4)        (#)        COMPENSATION
    ---------------------       ----   --------   --------   ---------------   -------------   ------------
Donald J. Amaral..............  1997   $623,076   $ 90,000       $    --           300,000       $    --
  Director, Chairman and        1996    600,000    600,000(8)          --               --            --
  Chief Executive Officer       1995    120,834(1)       --           --         2,200,000            --
Daniel L. Frank(3)............  1997   $203,733   $570,000(3)     $    --          200,000(5)    $33,654(7)
  Former Lithotripsy            1996    158,333         --            --                --            --
  Division President
Paul J. Quiner................  1997   $185,000   $ 35,000       $    --           137,500(5)    $    --
  Senior Vice President         1996    180,270     83,750            --            25,000            --
  And General Counsel           1995    133,833     61,750            --            50,000            --
Joseph D. Smith...............  1997   $235,809   $ 50,000       $    --           300,000(5)    $    --
  President, Resource Network   1996    148,425    116,750            --            25,000            --
  Division                      1995    134,187     54,416            --            75,000            --
Richard M. Smith..............  1997   $252,732   $250,000       $    --           650,000(5)    $    --
  President and Secretary       1996    201,458    205,500            --                --            --
                                1995    145,178    156,250            --           300,000            --
Christopher J. York...........  1997   $235,809   $ 50,000       $    --           325,000(5)    $    --
  Chief Operating Officer,      1996    161,501    117,375            --            50,000            --
  West                          1995    136,354     69,375        30,120            75,000            --

---------------

(1) Mr. Amaral joined the Company in October 1995.

(2) Unless otherwise indicated, reflects performance, retention and discretionary bonuses paid in 1998, 1997 and 1996 for services rendered to the Company in 1997, 1996 and 1995, respectively.

(3) Mr. Frank joined the Company in March of 1996. The above reflects a bonus paid for services rendered to the Company in connection the Company's sale of substantially all of its assets in its Lithotripsy division (the "Lithotripsy Division") in 1997. Following the sale of the Lithotripsy Division in October 1997, Mr. Frank's employment as President of the Lithotripsy Division was terminated. See also "Employment Contracts, Termination of Employment and Change of Control Arrangements."

(4) Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual's annual salary and bonus reported for such individual for the year presented.

(5) Includes reissuance of certain stock options under the 1994 Stock Option Plan. See "Option Grants in Last Fiscal Year."

(6) Unless otherwise indicated, see information above under captions "Board of Directors" and "Executive Officers" for employment history.

(7) The above reflects severance paid in 1997 in connection with Mr. Frank's termination of employment following the sale of substantially all its assets in the Lithotripsy Division.

(8) Fifty percent of Mr. Amaral's 1996 bonus was paid in cash in April 1997 and fifty percent was paid in shares of common stock of the Company based on the average closing price of the Company's common stock on the New York Stock Exchange in the 30-day period immediately preceding the issuance of such shares of common stock.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted to each of the Named Executive Officers during the year ended December 31, 1997. In addition, in accordance with the rules of the Commission, there are shown hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 31, 1997.

                                                    INDIVIDUAL GRANTS
                                 --------------------------------------------------------   POTENTIAL REALIZABLE VALUE AT
                                 NUMBER OF     % OF TOTAL                                      ASSUMED ANNUAL RATES OF
                                 SECURITIES     OPTIONS      EXERCISE                          STOCK PRICE APPRECIATION
                                 UNDERLYING    GRANTED TO     PRICE                               FOR OPTION TERM(1)
                                  OPTIONS     EMPLOYEES IN     PER                          ------------------------------
                                  GRANTED     FISCAL YEAR     SHARE      EXPIRATION DATE     0%       5%           10%
                                  ---------   ------------   --------   -----------------   ----   ---------   -----------
Donald J. Amaral...............   300,000        12.89%       $2.625      May 16, 2007      $--    $495,255    $1,255,072
Daniel L. Frank................        --           --            --           --            --          --            --
Paul J. Quiner.................    62,500         2.68%        2.500      June 2, 2007       --      98,265       249,022
Joseph D. Smith................   150,000         6.44%        2.500      June 2, 2007       --     235,835       597,653
Richard M. Smith...............   125,000         5.37%        2.500      June 2, 2007       --     196,529       498,045
                                  200,000         8.59%        3.125    December 17, 2007    --     393,059       996,089
Christopher J. York............   150,000         6.44%        2.500      June 2, 2007       --     235,835       597,653

---------------

(1) Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the term of the option, subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock option exercises and Coram common stock holdings are dependent on the future performance of the Coram Common Stock and overall stock market conditions. Does not reflect changes in the market price of Coram Common Stock subsequent to December 31, 1997.

     In May 1997, the Company's Board of Directors recognized that the exercise price of certain stock options issued under the 1994 Stock Option Plan were significantly out of the money as a result of a substantial decline in Coram's stock price. To better align such options with the current fair market value of Coram common stock, and thus better achieve the goal of aligning the interests of such executive officers with those of the Company's stock holders, options held by all employees (other than Donald J. Amaral) to purchase in the aggregate
2.8 million shares of the Company's common stock were reissued to reflect an exercise price of $2.625 per share, representing the fair market value of the Company's common stock on the date of such reissuance.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 1997 by each of the Named Executive Officers and outstanding options held by each such officer at December 31, 1997. None of the Named Executive Officers exercised any stock appreciation rights during the 1997 fiscal year. No stock appreciation rights were held by the Named Executive Officers at the end of the 1997 fiscal year.

                                                               NUMBER OF UNEXERCISED                IN-THE-MONEY
                                     SHARES                          OPTIONS AT                      OPTIONS AT
                                    ACQUIRED                     DECEMBER 31, 1997              DECEMBER 31, 1997(1)
                                       ON        VALUE      ----------------------------    ----------------------------
NAME                                EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                --------    --------    -----------    -------------    -----------    -------------
Donald J. Amaral.................        --          --      1,466,653       1,033,347       $      --       $ 225,000
Daniel L. Frank..................        --          --         87,500         112,500          65,625          84,375
Paul J. Quiner...................        --          --         53,745          96,355          30,859          80,079
Joseph D. Smith..................        --          --         83,839         216,161          62,879         180,871
Richard M. Smith.................        --          --        219,280         430,720         164,460         238,665
Christopher J. York..............        --          --         93,734         231,266          70,300         192,200

---------------

(1) Value is determined by subtracting the exercise price from the closing price for the common stock as reported by the New York Stock Exchange on December 31, 1997 ($3.375) and multiplying the resulting number by the number of underlying shares of Common Stock. For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 1997 and does not reflect market price changes subsequent to December 31, 1997.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     Except for those agreements outlined below, the Company does not presently have any employment contracts in effect with any of the Named Executive Officers.

     On October 13, 1995, Coram entered into an employment agreement with Donald
J. Amaral, for a three-year term commencing on such date, unless otherwise terminated in accordance with the terms thereof. The Company extended the agreement to Mr. Amaral to attract and retain his services in light of the downturn in the Company's business, and its uncertain prospects as he is considered critical to Coram's future success in the Company's turn-around period. Under the agreement, Mr. Amaral received a base salary of $600,000 per annum, and the right to receive a performance bonus based on the Company's reaching certain performance targets determined annually by the Compensation Committee. If Mr. Amaral's employment is terminated by the Company other than for cause or by Mr. Amaral in the event that the Company fails to comply with any material provision of the agreement, Mr. Amaral will be entitled to receive his base salary through the longer of (i) the remaining term of the agreement or
(ii) twelve months, plus a bonus payable after the end of each of the Company's fiscal years thereafter through 1998 in an amount equal to the average bonus earned by Mr. Amaral during the employment period. Under the agreement, Mr. Amaral was also granted options to purchase 2,200,000 shares of Common Stock at $3.40 per share. The options will vest and become exercisable in three equal annual installments upon Mr. Amaral's completion of each year of service over the three-year period measured from the October 13, 1995 grant date. The options will immediately vest and become exercisable in full upon (i) a change in control of the Company; (ii) any termination by the Company of the employment agreement other than for cause; (iii) any termination by Mr. Amaral as a result of a material breach of the employment agreement by the Company; or (iv) termination of the employment agreement as a result of Mr. Amaral's death or permanent disability. Mr. Amaral is also eligible to receive all other benefits generally made available to the Company's senior executives.

     In May 1997, the Board of Directors approved an increase of Mr. Amaral's base salary from $600,000 per annum to $650,000 per annum, the extension of the term of Mr. Amaral's employment agreement until May 15, 2000 and the granting to Mr. Amaral, as of June 2, 1997, of options to purchase an additional 300,000 shares of Coram Common Stock at a price of $2.625 per share. Subject to Mr. Amaral's continued employment with the Company, such options will vest and become exercisable in three equal annual installments on each of the first, second and third anniversaries of their grant date and will immediately vest and become exercisable in full upon the occurrence of any event resulting in the full vesting of the original options granted under the employment agreement. As of April 28, 1998, Mr. Amaral had not agreed to the foregoing extension of the term of his employment agreement.

     In September 1997, the Board of Directors approved certain contingent "success fees" payable to Mr. Amaral as follows: (i) $1,000,000 upon the refinancing of the Company on terms acceptable to the Board of Directors. The refinancing fee is to be paid in two segments (a) $500,000 upon closing, and (b) $500,000 six months later provided that Mr. Amaral is still employed by the Company at that date; and (ii) $4,000,000 upon the sale of the Company on terms acceptable to the Board of Directors and approved by the Company's stockholders, which would be payable on the earlier of (a) the first anniversary of the sale if Mr. Amaral remains employed by the Company or (b) involuntary termination, other than for cause, of Mr. Amaral following the sale of the Company.

     In December 1997, at Mr. Amaral's request, the Board of Directors adopted a resolution authorizing the payment of Mr. Amaral's salary, effective January 1, 1998, in shares of common stock of the Company with the number of shares issued representing a cash value of the monthly base salary subject to normal or required payroll deductions. The number of shares to be issued in payment of such salary is calculated based on a per share price equal to the lesser of (i) the closing price of the Company's common stock on the last business day of the month, or (ii) the average closing price of the Company's common stock during the thirty business days ending on the last business day of the month.

     Shares subject to options granted under the 1994 Stock Option Plan to the Company's Named Executive Officers will immediately vest in full upon (i) an acquisition of the Company by merger or asset sale in which such options are not to be assumed by the acquiring entity or, (ii) if such options are so assumed, the subsequent involuntary termination of the optionee's employment within eighteen months following such acquisition. In addition, the Compensation Committee, as the 1994 Stock Option Plan administrator, has the authority to provide for the accelerated vesting of the shares of the Company's common stock subject to outstanding options held by the Company's executive officers, or any unvested shares actually held by those individuals under the 1994 Stock Option Plan, in connection with a hostile take-over of the Company effected through a successful tender offer for more than 50% of the Company's outstanding securities or through a change in the majority of the Board as a result of one or more contested elections for Board membership or in the event such individual's employment were to be involuntarily terminated following such hostile take-over.

     In April 1997, the Board approved certain retention bonuses, change in control payments and minimum severance to the Named Executive Officers as follows:

                                              RETENTION        CHANGE IN           MINIMUM
                                              BONUS(1)     CONTROL PAYMENT(2)    SEVERANCE(3)
                                              ---------    ------------------    ------------
Daniel L. Frank(4)..........................  $157,500          $210,000          12 months
Paul J. Quiner..............................   138,750           185,000          12 months
Joseph D. Smith.............................   187,500           375,000          12 months
Richard M. Smith............................   187,500           375,000          12 months
Christopher J. York.........................   187,500           375,000          12 months

---------------

(1) Reflects retention bonuses due for active employment through December 31, 1998. Prior to December 31, 1998, retention bonus will be paid upon the earlier of (i) termination by the Company (other than for cause) on a prorated monthly basis or (ii) involuntary termination following a "Change in Control." See Note 2.

(2) Reflects amount due following a "Change in Control" defined as (i) a merger or consolidation in which the Company is not the surviving entity; (ii) the sale, transfer or other disposition of all or substantially all the assets of the Company; or (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of Coram's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger.

(3) Represents minimum severance, including health and welfare benefits, due upon termination by the Company (other than for cause) or involuntary termination following a Change in Control.

(4) In connection with the termination of Mr. Daniel L. Frank as the Company's Lithotripsy Division President in October 1997, the Company agreed to a salary continuation of twelve months. In addition, Mr. Frank's rights to a retention bonus and change of control payment were terminated.

     In connection with her terms of employment, Ms. Wendy L. Simpson is entitled to a minimum severance of twelve months.

     In December 1997, concurrent with his appointment as President of the Company, Mr. Richard M. Smith's retention bonus (effective July 1, 1999), change in control payments and minimum severance were revised as follows:

                                              RETENTION        CHANGE IN           MINIMUM
                                              BONUS(1)     CONTROL PAYMENT(2)    SEVERANCE(3)
                                              ---------    ------------------    ------------
Richard M. Smith............................  $240,000          $480,000          24 months

---------------

(1) Reflects retention bonus due for active employment through June 30, 1999. Prior to June 30, 1999, retention bonus will be paid upon the earlier of (i) termination by the Company (other than for cause) on a prorated monthly basis or (ii) involuntary termination following a Change in Control.

(2) Reflects amount due following a Change in Control.

(3) Represents minimum severance, including health and welfare benefits, due upon termination by the Company (other than for cause) or involuntary termination following a Change in Control.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

     The following table sets forth as of March 31, 1998 (unless otherwise disclosed) the number of shares of outstanding Coram Common Stock beneficially owned by (i) each person known to Coram to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company, (iii) each of the Named Executive Officers and (iv) all Directors and executive officers of Coram as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to Coram.

                                                                              PERCENTAGE OF
                                                                                SHARES OF
                 NAME AND ADDRESS OF                   NUMBER OF SHARES OF     COMMON STOCK
                 BENEFICIAL OWNER(1)                     COMMON STOCK(2)      OUTSTANDING(2)
                 -------------------                   -------------------    --------------
Donald J. Amaral.....................................       1,666,837              3.31%
William J. Casey.....................................           1,900                 *
Richard A. Fink......................................           6,666                 *
Stephen G. Pagliuca..................................           6,666                 *
L. Peter Smith.......................................          36,747                 *
Daniel L. Frank......................................         108,333                 *
Paul J. Quiner.......................................          66,262                 *
Joseph D. Smith......................................          99,682                 *
Richard M. Smith.....................................         242,713                 *
Christopher J. York..................................         115,831                 *
All executive officers and directors as a group (12
  persons)...........................................       2,351,637              4.61%
Fidelity Management(3)...............................       4,027,427              9.05%

---------------

 *  Less than 1%

(1) Unless otherwise indicated, the address of each person named above is 1125 Seventeenth Street, Suite 2100, Denver, Colorado 80202.

(2) Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but not for purposes of computing the percentage of any other person. The aggregate ownership numbers presented include the following shares of common stock subject to options for the following persons: Mr. Amaral 1,566,653; Mr. Fink 6,666; Mr. Pagliuca 6,666; Mr. L. Peter Smith 6,666; Mr. Frank 108,333; Mr. Quiner 61,557; Mr. J. Smith 99,470; Mr. R. Smith 242,713; and Mr. York 111,970. Except as indicated by footnote, Coram has been advised that the persons and entity named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage computations are based on 48,803,214 shares of common stock outstanding as of March 31, 1998.

(3) Fidelity Management and Research Company ("Fidelity") reports sole voting power with respect to shares of common stock reported above. The information with respect to Fidelity is as of December 31, 1997 as reported by Fidelity to the Securities and Exchange Commission on Form 13G. The address of Fidelity is 82 Devonshire Street, Boston, MA 02109.

     There is no arrangement known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Fink, a director of Coram since July 1994, is a partner in a law firm that rendered various legal services to Coram in 1997 and is continuing to render such services in 1998.

     Mr. Nathanson, a director of Coram from December 1995 to May 1997, is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an investment banking firm that rendered various financial services to Coram in 1997. DLJ provided a $150.0 million bridge loan to Coram in April 1995 in connection with Coram's acquisition of certain assets of the home infusion business of Caremark, Inc and Caremark International, Inc. under a Securities Purchase Agreement and held the Rollover Note issued in connection therewith until May 1997, at which time DLJ sold the Rollover Note to Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation. The Securities Purchase Agreement provided that DLJ had the right to appoint a director to Coram's Board of Directors if an event of default occurred and so long as it was continuing provided however, that the right terminated at such time that DLJ is no longer the holder of at least fifty percent of the aggregate principal amount of the outstanding bridge notes. DLJ was granted the right to appoint a director in September 1995 in exchange for certain waivers under the Purchase Agreement which right expired upon the sale of the Rollover Note referenced above. Fees for financial advisory and investment banking services to DLJ approximated $6.5 million in 1995. On October 4, 1996, DLJ was engaged by Coram to act as a financial advisor to Coram in connection with the possible sale, merger, consolidation or other business combination involving Coram. By letter dated July 17, 1997, DLJ agreed to the termination of such engagement, together with all other prior engagement agreements between Coram and DLJ, effective upon payment by Coram of approximately $0.5 million to DLJ in reimbursement of out-of-pocket expense incurred by DLJ pursuant thereto. No other amounts have been paid, or are owed, to DLJ pursuant to such engagement.

     L. Peter Smith also serves on the Board of Directors of Sabratek Corporation, a manufacturer of medical devices. On February 26, 1997, the Company agreed to purchase up to $13.0 million of multi-therapy infusion pumps and related proprietary telemedicine technology from Sabratek Corporation. The pricing schedule applicable to the infusion pumps and related technology to be purchased was negotiated by certain of Coram's management after proposals from other manufacturers for comparable equipment had been solicited. Prior to entering into the agreement with Sabratek, the Company's clinical and operations staffs conducted field level trials and tests on infusion pumps made by several different manufacturers, including Sabratek. Under the purchase agreement, the Company purchased from Sabratek Corporation approximately $11.5 million in multi-therapy infusion pumps and $4.3 million in related equipment and supplies during 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (c) Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.41           -- Letter Agreement and Summary of Indicative Restructuring
                            Terms between the Registrant and Cerberus Partners, L.P.,
                            Goldman Sachs Credit Partners L.P., and Foothill Capital
                            Corporation.*
         10.42           -- Master Agreement (the "Master Agreement") by and between the Registrant and its applicable affiliates and Aetna
                            U.S. Healthcare, Inc. and its applicable affiliates.
                            Certain attachments and schedules to the Master Agreement
                            are omitted from this Exhibit. The Registrant agrees to
                            furnish supplementally any omitted exhibit or schedule to
                            the Securities and Exchange Commission.*

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.

                                            CORAM HEALTHCARE CORPORATION

                                            By:
                                             -----------------------------------
                                                      Donald J. Amaral
                                                Chairman and Chief Executive
                                                            Officer

                                            By:
                                              ----------------------------------
                                                       Wendy L. Simpson
                                                 Executive Vice President and
                                                   Chief Financial Officer

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                                                       Chairman and Chief Executive      April 28, 1998
-----------------------------------------------------    Officer (Principal Executive
                  Donald J. Amaral                       Officer)

                                                       President and Secretary           April 28, 1998
-----------------------------------------------------
                  Richard M. Smith

                                                       Executive Vice President and      April 28, 1998
-----------------------------------------------------    Chief Financial Officer
                  Wendy L. Simpson                       (Principal Financial Officer)

                                                       Vice President and Controller     April 28, 1998
-----------------------------------------------------    (Principal Accounting Officer)
                   Scott R. Danitz

                                                       Director                          April 28, 1998
-----------------------------------------------------
                  William J. Casey

                                                       Director                          April 28, 1998
-----------------------------------------------------
                   Richard A. Fink

                                                       Director                          April 28, 1998
-----------------------------------------------------
                 Stephen G. Pagliuca

                                                       Director                          April 28, 1998
-----------------------------------------------------
                   L. Peter Smith

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

         10.41           -- Letter Agreement and Summary of Indicative Restructuring
                            Terms between the Registrant and Cerberus Partners, L.P.,
                            Goldman Sachs Credit Partners L.P., and Foothill Capital
                            Corporation.*
         10.42           -- Master Agreement (the "Master Agreement") by and between the Registrant and its applicable affiliates and Aetna
                            U.S. Healthcare, Inc. and its applicable affiliates.
                            Certain attachments and schedules to the Master Agreement
                            are omitted from this Exhibit. The Registrant agrees to
                            furnish supplementally any omitted exhibit or schedule to
                            the Securities and Exchange Commission.*

---------------

* Filed herewith.