Form 10-Q
period 1998-03-31
CORAM HEALTHCARE CORP
filed 1998-05-15
CIK 924174

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
     [ ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11343

                             ---------------------

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

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 12, 1998, was 48,809,749.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 15,240       $ 108,950
  Cash limited as to use....................................      2,528           1,029
  Accounts receivable, net of allowance of $17,839 and
     $24,047................................................     88,496          86,142
  Inventories...............................................     16,839          14,277
  Other current assets......................................     12,728          12,587
                                                               --------       ---------
          Total current assets..............................    135,831         222,985
Property and equipment, net.................................     19,447          20,050
Other assets................................................     21,353          22,253
Other deferred costs........................................        811           7,668
Goodwill, net of accumulated amortization of $60,702 and
  $57,937...................................................    242,005         243,864
                                                               --------       ---------
          Total assets......................................   $419,447       $ 516,820
                                                               ========       =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 30,330       $  39,084
  Current maturities of long-term debt......................     79,022         150,225
  Other current liabilities.................................     42,928          45,296
                                                               --------       ---------
          Total current liabilities.........................    152,280         234,605
Long-term debt, including revolving lines of credit.........    150,305         150,428
Minority interest in consolidated joint ventures............      2,200           1,016
Other liabilities...........................................      2,419           1,588
Deferred income taxes, non-current..........................      4,157           4,157
Stockholders' equity:
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued....................................         --              --
  Common stock, par value $.001, authorized 100,000 shares
     at March 31, 1998 and December 31, 1997, issued and
     outstanding 48,810 at March 31, 1998 and 48,069 at
     December 31, 1997......................................         49              48
  Additional paid-in capital................................    435,791         437,608
  Accumulated deficit.......................................   (327,754)       (312,630)
                                                               --------       ---------
          Total stockholders' equity........................    108,086         125,026
                                                               --------       ---------
          Total liabilities and stockholders' equity........   $419,447       $ 516,820
                                                               ========       =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net revenue.................................................  $107,689    $123,915
Cost of service.............................................    80,500      83,925
                                                              --------    --------
Gross profit................................................    27,189      39,990
Operating expenses:
  Selling, general and administrative expenses..............    21,073      23,652
  Provision for estimated uncollectible accounts............     3,666       4,288
  Amortization of goodwill..................................     2,765       3,612
                                                              --------    --------
          Total operating expenses..........................    27,504      31,552
                                                              --------    --------
Operating income (loss).....................................      (315)      8,438
Other income (expenses):
  Interest expense..........................................   (14,175)    (21,496)
  Other income, net.........................................       777         647
                                                              --------    --------
Loss before income taxes and minority interests.............   (13,713)    (12,411)
  Income tax expense........................................     1,000          49
  Minority interests in net income of consolidated joint
     ventures...............................................       411       2,128
                                                              --------    --------
Net loss....................................................  $(15,124)   $(14,588)
                                                              ========    ========
Loss per common share.......................................  $   (.31)   $   (.31)
                                                              ========    ========
Loss per common share -- assuming dilution..................  $   (.31)   $   (.31)
                                                              ========    ========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------     -------
Net cash (used in) provided by operating activities.........  $(10,585)    $ 3,356
Cash flows from investing activities:
  Purchases of property and equipment.......................    (1,679)     (1,332)
  Other.....................................................    (1,210)       (686)
                                                              --------     -------
          Net cash used in investing activities.............    (2,889)     (2,018)
                                                              --------     -------
Cash flows from financing activities:
  Sales of stock, including exercise of stock options.......         9         384
  Repayment of debt.........................................   (80,245)       (585)
                                                              --------     -------
          Net cash used in financing activities.............   (80,236)       (201)
                                                              --------     -------
  Net increase (decrease) in cash and cash equivalents......  $(93,710)    $ 1,137
                                                              ========     =======

SUPPLEMENTAL INFORMATION:

     Depreciation and amortization (including amortization of financing costs) was $10,868 and $17,137 in the three month periods ended March 31, 1998 and 1997, respectively.

     Interest expense for the three months ended March 31, 1998 and 1997 consisted of the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------     -------
Currently payable...........................................  $   383     $ 3,275
Deferred payment terms......................................    8,919       8,882
Amortization of warrants and other debt costs...............    4,873       9,339
                                                              -------     -------
          Total interest expense............................  $14,175     $21,496
                                                              =======     =======

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site (outside the hospital) infusion therapy and related services throughout the United States. In addition, the Company provides services through one branch in the province of Ontario, Canada. Other services offered by the Company include mail-order pharmacy, pharmacy benefit management, ancillary network management service and other non-intravenous infusion products and services.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. Management does not believe the effect of such reclassifications are material. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

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

     Earnings per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous earnings per share methodology. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997:

                                                                1998        1997
                                                              --------    --------
Numerator for basic and diluted earnings per share..........  $(15,124)   $(14,588)
                                                              ========    ========
Denominator:
  Weighted average shares...................................    48,482      42,890
Contingently issuable shares................................        --       3,372
                                                              --------    --------
  Denominator for basic earnings per share..................    48,482      46,262
Effect of other dilutive securities:
  Stock options.............................................        --          --
  Warrants..................................................        --          --
                                                              --------    --------
  Denominator for diluted earnings per share -- adjusted
     weighted average shares and assumed conversion.........    48,482      46,262
                                                              ========    ========
Loss per common share.......................................  $  (0.31)   $  (0.31)
                                                              ========    ========
Loss per common share -- assuming dilution..................  $  (0.31)   $  (0.31)
                                                              ========    ========

     In the quarters ended March 31, 1998 and 1997, basic earnings per share data was computed by dividing net loss by the weighted average number of common shares and contingently issuable shares outstanding during the period. Diluted earnings per share computations do not give effect to stock options or warrants to purchase common stock as their effect would have been anti-dilutive.

     Segment Reporting. Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 does not require the disclosure of segment information in the interim statements in the initial year of adoption. However, if applicable, comparative information for 1998 interim periods shall be reported in financial statements for interim periods in 1999.

2. ACQUISITIONS AND RESTRUCTURING

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance of the acquired companies. The Company may be required to pay approximately $2.4 million, subject to increase, based on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers of such acquired entities, a maximum of approximately $1.4 million of these contingent obligations, subject to increase, may be paid in cash with the remaining to be paid in common stock of the Company. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the three months ended March 31, 1998 and 1997 totaled $0.1 million and $0.2 million respectively.

     Merger and Restructuring. As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc. (the "Caremark Business") in 1994 and

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

1995, respectively, the Company initiated the Coram Consolidation Plan and the Caremark Business Consolidation Plan. These plans were initiated in order to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other noninfusion facilities.

     The Company continually evaluates the accruals and estimated costs to complete the plans and may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reduction costs are resolved. Under the two plans, the Company has made total payments and asset disposals through March 31, 1998 as follows (in thousands):

                                                                            BALANCE AT
                                   CHARGES THROUGH MARCH 31, 1998         MARCH 31, 1998
                                  ---------------------------------   ----------------------
                                      CASH       NON-CASH             FUTURE CASH     TOTAL
                                  EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                  ------------   --------   -------   ------------   -------
Coram Consolidation Plan:
  Merger Costs.................     $27,500      $   600    $28,100      $  400      $28,500
                                    =======      =======    =======      ======      =======
  Personnel Reduction Costs....     $20,300      $   600    $20,900      $  300      $21,200
  Facility Reduction Costs.....      11,800       21,500     33,300         300       33,600
  Discontinuance Costs.........       1,900       29,400     31,300         400       31,700
                                    -------      -------    -------      ------      -------
          Total Restructuring
            Costs..............     $34,000      $51,500    $85,500      $1,000      $86,500
                                    =======      =======    =======      ======      =======
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs....     $11,300      $    --    $11,300      $   --      $11,300
  Facility Reduction Costs.....       8,950        3,900     12,850       3,850       16,700
                                    -------      -------    -------      ------      -------
          Total Restructuring
            Costs..............     $20,250      $ 3,900    $24,150      $3,850      $28,000
                                    =======      =======    =======      ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at March 31, 1998 consists of future cash expenditures of $5.3 million referenced above and $2.9 million of other accruals. The Company currently estimates that the future cash expenditures related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods: 34% through March 31, 1999, 4% through March 31, 2000, 10% through March 31, 2001, and 52% through March 31, 2002, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of March 31, 1998, to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                               MARCH 31,   DECEMBER 31,
                                                                 1998          1997
                                                               ---------   ------------
Senior Credit Facility......................................   $     --     $  80,000
Rollover Note, including accrued interest...................    228,161       219,241
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................      1,166         1,412
                                                               --------     ---------
                                                                229,327       300,653
Less current scheduled maturities...........................    (79,022)     (150,225)
                                                               --------     ---------
                                                               $150,305     $ 150,428
                                                               ========     =========

     The Company's principal credit and debt agreements were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. At December 31, 1997, these agreements included (i) borrowings under a Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) as Agent (the "Senior Credit Facility") and (ii) a subordinated rollover note (the "Rollover Note").

     In January 1998, the Company repaid in full all principal, interest and related fees totaling approximately $80.1 million due under the Senior Credit Facility and terminated such facility. Interest on the Senior Credit Facility was based on margins over certain domestic and foreign indices and was 8.94% upon repayment. Additionally, in 1995 warrants were issued to the Company's lenders under the Senior Credit Facility valued at approximately $8.0 million, their value at the date of issuance, and were accounted for as interest expense through March 1997. Accordingly, the Company charged approximately $1.6 million to interest expense during the three months ended March 31, 1997 in relation to these warrants.

     The Rollover Note is outstanding at a principal amount of $150.0 million and, as of March 31, 1998, deferred interest and fees totaling $78.2 million were accrued thereon. The Rollover Note matures October 6, 2000 and carries an interest rate which is based on various indices plus a margin which increases by 0.25% quarterly, but not to exceed 21.0% per annum. The rate as of March 31, 1998 was approximately 16.50%. For the three months ended March 31, 1998, an additional $8.9 million was accrued on the Rollover Note for a total unsecured obligation in the amount of $228.2 million. As long as the Rollover Note is outstanding, the holders have the right to receive warrants to purchase up to 20% of the outstanding shares of the common stock of the Company (the "Warrants") on a fully diluted basis. The Warrants are accounted for as interest expense and additional paid-in capital. Through March 31,1998, Warrants for approximately 8.4 million shares had been reserved in escrow with a value recognized of approximately $28.7 million. The Company recorded interest expense related to the Warrants of $3.2 million and $4.4 million during the quarters ended March 31, 1998 and 1997, respectively. The agreement pursuant to which the Rollover Note was issued contains customary covenants and events of default. At March 31, 1998, the Company was in compliance with all of these covenants.

     On May 6, 1998, the Company entered into a Securities Exchange Agreement (the "Securities Exchange Agreement") with the holders of its Rollover Note, Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (the "Holders"). The Securities Exchange Agreement provides for the cancellation of the Rollover Note (including deferred interest and fees) and the Warrants in exchange (the "Exchange") for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in principal amount Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and (ii) $87.9 million in original principal amount of 8% Series B Senior Subordinated Convertible Notes (the "Series B Notes"). In addition, under the Securities Exchange Agreement, the Holders of the

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Series A and Series B Notes would have the right to name one director to the Company's Board of Directors and the right to approve certain new debt including a new senior credit facility.

     Upon issuance, Series A Notes will mature on the later of October 2000 or 90 days after the maturity date of a new senior credit facility to be obtained by the Company. The Series A Notes will bear interest at the rate of 9.875% (subject to adjustment in certain circumstances to a maximum of 11.125%) per annum, payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the Company. The Holders can require the Company to pay interest in cash if the Company exceeds a certain interest coverage ratio.

     Upon issuance, the term of the Series B Notes will be ten years from the date of issuance and will bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the Company. The Series B Notes will be convertible into shares of the Company's common stock at a conversion price (the "Conversion Price") initially equal to $3.00 per share, subject to downward reset to the prevailing market prices (calculated based on the average of the closing prices for each of the preceding 20 days) on each of April 13, 1999 and October 13, 1999. The Conversion Price will also be subject to customary anti-dilution adjustments, including adjustments for sale of common stock (other than pursuant to existing obligations or employee benefit plans) at a price below the Conversion Price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes.

     The Series A and Series B Notes will be redeemable, in whole or in part, at the option of the Holders thereof in connection with any change of control of the Company (as defined in the Securities Exchange Agreement), if the Company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the Company or certain of its subsidiaries by a third party. In such instances, the Series A and Series B Notes will be redeemable at 103% of the then outstanding principal amount plus accrued interest. The Series B Notes will also be redeemable at the option of the Holders thereof upon maturity of the Series A Notes at the outstanding principal amount thereof plus accrued interest. In addition, the Series A Notes will be callable at 103% of the then outstanding principal amount plus accrued interest at the option of the Company.

     The consummation of the Exchange, in addition to requiring shareholder approval of the issuance of Series B Notes, is conditioned upon, among other usual and customary conditions, (i) consummation of the transaction not later than June 30, 1998, (ii) the execution by Donald J. Amaral, Chairman and CEO, of an amendment to his employment contract extending the term of the employment agreement and amending certain other terms thereof, and (iii) the execution of an agreement for a new senior credit facility to be available to the Company for acquisition and general corporate requirements and the immediate availability for drawing thereunder. If the Securities Exchange Agreement is not consummated on or prior to June 30, 1998, interest and deferred fees payable as of such date on the Rollover Note will become immediately due. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

4. LITIGATION

     The Company is a party to certain litigation that could, if their outcomes were unfavorable, have a material adverse effect on the Company's financial position, results of operations and liquidity. The Company intends to vigorously defend itself in these matters. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these matters cannot be presently determined. For a discussion of certain legal proceedings to which the Company is a party, see Part I -- Item 3. "Legal Proceedings" contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

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

5. INCOME TAXES

     During the three months ended March 31, 1998 and 1997, the Company recorded an income tax expense of $1.0 million and $0.1 million, respectively. The effective income tax rates for the three month periods ended March 31, 1998 and 1997 differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates as a result of fully valuing the deferred tax assets.

     As of March 31, 1998, deferred tax assets are net of a $117.4 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. The risk factors set forth in the Company's Annual Report on Form 10-K, as amended, constitute important cautionary statements identifying important factors that could cause actual results to differ from those in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

     Business Strategy. The Company's business strategy is focused on the basic factors that could lead to profitability: revenue generation programs, cost reduction, quality improvement and cash collections. The Company continues to focus on business relationships where it can provide high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its therapy mix and physician relationships and also has continued the development of its specialty programs such as provider network development and management for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs, mail order prescription and pharmacy benefit management services and women's health programs. Cost reduction efforts have focused on field consolidation, reduction of corporate expenses, assessment of poorly performing branches and a review of branch efficiencies. Delivery of quality service is being monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     The settlement of the litigation with Caremark (the "Caremark Litigation"), completion of the sale of the Company's interest in substantially all of its lithotripsy partnerships, the stock of its equipment service company and certain related assets (the "Lithotripsy Business") and the termination of the proposed merger with Integrated Health Services, Inc. ("IHS"), permit management of the Company to focus on operations and strategic alternatives to enable the Company to realize its potential in the changing market for alternate site infusion therapy services.

     Five Year Capitated Agreement with Aetna U.S. Healthcare, Inc. In April 1998, the Company entered into a five year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna USHC") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna USHC's disease management programs. Effective July 1, 1998, the Company will receive capitated payments on a monthly basis for covered members, assume certain financial risk for certain home health services and manage a network of home health providers through its Resource Network Division. The Company's network of participating providers will include certain subsidiaries of the Company, and the network will serve certain persons enrolled in Aetna USHC's HMO-based plans in the eight state area covered under the agreement who are presently not, or who will not be committed to other networks. As of the date the agreement was executed, the membership covered totaled approximately 2.0 million lives. The Company expects the operation of this agreement to have an impact on the Company beginning in the third quarter of 1998. See also "Liquidity and Capital Resources."

     Debt Restructuring and Refinancing. At December 31, 1997, the Company had two principal long term debt instruments, a Senior Credit Facility and the Rollover Note and related Warrants, the combined outstanding balance of which was approximately $300.7 million. In January 1998, the Company repaid in full all amounts due under the Senior Credit Facility, and the Senior Credit Facility was terminated. As a result, the Company experienced a reduction in interest expense during the period ending March 31, 1998.

     On May 6, 1998, the Company entered into the Securities Exchange Agreement with the Holders of the Rollover Note under which the remainder of the Company's long-term debt would be restructured. Under the terms of the Securities Exchange Agreement, the Rollover Note and the Warrants would be cancelled in exchange for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in Series A Notes and (ii) $87.9 million in Series B Notes. Even though consummation of the Securities Exchange Agreement is subject to a number of conditions, including, among others, the approval of the Company's stockholders of the issuance of the Series B Notes due to the stock conversion feature included in the Series B Notes, completion of the debt restructuring on the terms contemplated by the Securities Exchange Agreement would put the Company in the position to reduce its annual interest expense related to this debt by approximately $17.0 million based on Rollover Note interest rates ranging from approximately 16.5% to 17.25%. There can be no assurance that the Exchange will be consummated. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     The terms of the Securities Exchange Agreement also contemplate the Company obtaining a new senior credit facility of up to $65.0 million. The Company has had preliminary discussions with several commercial banks about providing a senior credit facility that could be used for a variety of corporate purposes, including acquisitions, working capital and the other financing vehicles such as letters of credit that could be used to support the operation of the Company's business. However, there can be no assurance that the Company will be able to secure a new senior credit facility or that it will be able to do so on commercially acceptable terms.

     Strategic Alternatives. Future strategic alternatives currently being considered by the Company include, among others, the pursuit of opportunities in its core alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's core business. From time to time, the Company evaluates potential acquisitions in markets that permit the Company to grow its local or regional business either through its core infusion therapy business or through complimentary home health services such as respiratory therapy and durable medical equipment. There can be no assurance that any acquisitions or other strategic alternatives will be consummated or will be available to the Company on commercially acceptable terms.

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

          (ii) sale of the Lithotripsy Business in the third quarter of 1997 allowing the Company to substantially reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business thereby further improving its financial position;

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

          The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity insurance and other payors, managed care organizations and Medicare and Medicaid programs ("governmental payors"), respectively, for the three months ended March 31, 1998, December 31, 1997 and March 31, 1997:

                                                       THREE MONTHS ENDED
                                              ------------------------------------
                                              MARCH 31,   DECEMBER 31,   MARCH 31,
                                                1998          1997         1997
                                              ---------   ------------   ---------
Private Indemnity Insurance and Other
  Payors...................................       27%          28%           29%
Managed Care Organizations.................       47%          46%           43%
Medicare and Medicaid Programs.............       26%          26%           28%
                                                 ---          ---           ---
          Total............................      100%         100%          100%
                                                 ---          ---           ---

          (v) technological advances in the development of new medical treatments for complex diseases that reduce the need for certain infusion therapy services provided by the Company. For example, oral drugs such as protease inhibitors have assisted persons living with HIV and AIDS to remain healthier longer. Since the second quarter of 1996, the Company's revenue has been negatively impacted by the transition of HIV multiple therapy patients from intravenous therapy to oral medications; and

          (vi) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company, or who have entered into risk bearing relationships with third-party payors pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the Company.

     Management believes that the Company's financial position and its standing within the home healthcare industry improved in the year ended December 31, 1997, and continues to improve through the first quarter of 1998 primarily through the stabilization of relationships with payors and referral sources. Additionally, management believes that its focus on its operations and strategic alternatives will further improve the financial position of the Company in future periods. However, there can be no assurance that the improvement will continue or that factors noted above would not have an adverse effect on the financial position, results of operations and liquidity of the Company.

                             RESULTS OF OPERATIONS

CERTAIN QUARTERLY COMPARISONS

  Three Months Ended March 31, 1998 Compared With Three Months Ended December 31, 1997 (unaudited; in thousands except per share data):

                                                                 THREE MONTHS ENDED,
                                                               ------------------------
                                                               MARCH 31,   DECEMBER 31,
                                                                 1998          1997
                                                               ---------   ------------
Net revenue.................................................   $107,689      $106,914
Cost of service.............................................     80,500        82,965
                                                               --------      --------
Gross profit................................................     27,189        23,949
Operating expenses:
  Selling, general and administrative expenses..............     21,073        22,960
  Provision for estimated uncollectible accounts............      3,666         3,682
  Amortization of goodwill..................................      2,765         2,766
                                                               --------      --------
          Total operating expenses..........................     27,504        29,408
                                                               --------      --------
Operating loss..............................................       (315)       (5,459)
Other income (expenses):
  Interest expense..........................................    (14,175)      (19,503)
  Gain on sale of business..................................         --         8,772
  Other income, net.........................................        777         1,365
                                                               --------      --------
Loss before income taxes and minority interests.............    (13,713)      (14,825)
  Income tax expense........................................      1,000         4,175
  Minority interests in net income of consolidated joint
     ventures...............................................        411           226
                                                               --------      --------
Net loss....................................................   $(15,124)     $(19,226)
                                                               ========      ========
Loss per common share.......................................   $   (.31)     $   (.39)
                                                               ========      ========
Loss per common share -- assuming dilution..................   $   (.31)     $   (.39)
                                                               ========      ========

     Gross Profit. Gross profit increased $3.2 million from $24.0 million or a gross margin of 22.4% in the quarter ended December 31, 1997 to $27.2 million or a gross margin of 25.2% in the quarter ended March 31, 1998. The improvement is due primarily to the increase of $0.8 million in net revenue and a decrease in cost of service of $2.5 million. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $1.9 million or 8.2%, from $23.0 million in the quarter ended December 31, 1997 to $21.1 million in the quarter ended March 31, 1998. The improvement is due primarily to the Company's continuing strategy to reduce corporate and field administrative costs. See "Business Strategy."

     Operating Loss. The Company recorded operating losses of $0.3 million during the three months ended March 31, 1998 compared to an operating loss of $5.5 million during the three months ended December 31, 1997. The improvement is due primarily to the increase in gross profit of $3.2 million as well as the decrease in SG&A costs of $1.9 million described above.

     Interest Expense. Interest expense decreased by $5.3 million or 27.3%, from $19.5 million in the quarter ended December 31, 1997 to $14.2 million in the quarter ended March 31, 1998. The decline is due primarily to a decrease of $1.7 million in interest related to the Senior Credit Facility which was paid in full and terminated in January 1998 and a decrease of $3.4 million in interest relating to the Warrants issued under the Rollover Note.

     Gain On Sale of Business. During the quarter ended December 31, 1997, the Company recorded a gain, net of related costs, of $8.8 million in connection with the sale of its Lithotripsy Business. See "Factors Affecting Recent Operating Results."

     Income Tax Expense. During the three months ended March 31, 1998, the Company recorded income tax expense of $1.0 million compared to $4.2 million in the three months ended December 31, 1997. The 1997 income tax expense is related primarily to the gain on the sale of the Lithotripsy Business.

     Net Loss. Net loss for the quarter ended March 31, 1998 was $15.1 million compared to a net loss of $19.2 million for the quarter ended December 31, 1997. Eliminating the effect of the non-recurring gain on sale of business recorded in the fourth quarter of 1997, net loss improved by $12.9 million. As discussed above, the improvement can be attributed to the increase in gross profit, the decrease in SG&A and the decrease in interest expense.

  Three Months Ended March 31, 1998 Compared With Three Months Ended March 31, 1997

     As previously discussed in "Factors Affecting Recent Operating Results," the Company sold substantially all its Lithotripsy Business in 1997, while retaining its interest in one Lithotripsy Partnership. During the quarters ended March 31, 1998 and 1997, the Lithotripsy Business provided the following to the Company's operations (in millions):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              1998      1997
                                                              ----      -----
Net revenue.................................................  $0.4      $11.9
Gross profit................................................   0.2        7.4
Operating income............................................   0.2        5.4

     Net Revenue. Net revenue decreased $16.2 million or 13.1%, from $123.9 million in the quarter ended March 31, 1997 to $107.7 million in the quarter ended March 31, 1998. The decrease can be attributed primarily to the $11.5 million decrease in net revenue provided by the Company's Lithotripsy Business. Additionally, the decrease is due to a decline in patient census of 4.9% within the Company's ongoing base business, as well as, the continued unfavorable shift in payor mix. See"Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $12.8 million from $40.0 million or a gross margin of 32.2% in the quarter ended March 31, 1997 to $27.2 million or a gross margin of 25.2% in the quarter ended March 31, 1998. The decline results primarily from the decrease in net revenue discussed above. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $2.6 million or 10.9%, from $23.7 million in the quarter ended March 31, 1997 to $21.1 million in the quarter ended March 31, 1998. The improvement is due primarily to a decrease in SG&A of $1.1 million due to the sale of the Company's Lithotripsy Business and the Company's continuing strategy to reduce corporate and field administrative costs. See "Business Strategy."

     Operating Income (Loss). The Company recorded an operating loss of $0.3 million during the three months ended March 31, 1998 compared to operating income of $8.4 million during the three months ended March 31, 1997. The decline is due primarily to the decrease in net revenue of $16.2 million offset by the decrease in SG&A of $2.6 million described above.

     Interest Expense. Interest expense decreased by $7.3 million or 34.1%, from $21.5 million in the quarter ended March 31, 1997 to $14.2 million in the quarter ended March 31, 1998. The improvement is due primarily to a decrease of $3.3 million in interest related to the Senior Credit Facility which was paid in full and terminated in January 1998, a decrease of $2.4 million in interest related to Junior Subordinated PIK notes cancelled in connection with the settlement of the Caremark Litigation and a decrease of $1.2 million in interest relating to the Warrants issued under the Rollover Note.

     Minority Interest in Net Income of Consolidated Joint Ventures. Minority interest expense decreased $1.7 million, from $2.1 million in the three months ended March 31, 1997 to $0.4 million in three months ended March 31, 1998. The decrease is due primarily to the sale of substantially all of the Lithotripsy Business in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $93.7 million from $108.9 million at December 31, 1997 to $15.2 million at March 31, 1998. The decrease was primarily due to the repayment of the Senior Credit Facility for $80.0 million and a decrease in cash from operations due primarily to a reduction of accounts payable.

     Deferred interest and fees on the Rollover Note were to become due and payable March 31, 1998. However, the Company received an extension until September 30, 1998 for the payment of the deferred interest and fees, provided that the Company and the Holders could reach an agreement in principle by April 13, 1998 for its restructuring . The Company and the Holders reached an agreement in principle on April 13, 1998 on the Rollover Note restructuring and entered into the Securities Exchange Agreement on May 6, 1998.

     The Securities Exchange Agreement provides for a restructuring of the debt represented by the Rollover Note and the related Warrants pursuant to which the Rollover Note and the Warrants would be cancelled and exchanged for the Series A Notes and Series B Notes. The Exchange, in addition to requiring shareholder approval of the issuance of Series B Notes, is conditioned upon, among other usual and customary conditions, (i) consummation of the transaction not later than June 30, 1998, (ii) the execution by Donald J. Amaral, Chairman and CEO, of an amendment to his employment contract extending the term of the employment agreement and amending certain other terms thereof, and (iii) the execution of an agreement for senior loans to be used by the Company for acquisition and general corporate requirements and the immediate availability for drawing thereunder. There can be no assurance that the Exchange will be consummated, or that future cash flow from operations will be sufficient to cover the Company's current or future debt obligations. If the Exchange is not consummated on or prior to June 30, 1998, interest and deferred fees payable as of such date on the Rollover Note in the approximate amount of $87.7 million will become immediately due. As of May 15, 1998, the Company does not have and does not anticipate having by June 30 the financial resources needed to satisfy its obligations under the Rollover Note, that would become due on June 30 if the Exchange is not consummated.

     The terms of the Company's agreement with Aetna USHC require the Company to obtain and maintain a series of letters of credit that increase incrementally to an aggregate of $14.5 million. The Company obtained the initial $3.0 million letter of credit by pledging a like amount of cash with the bank that issued the required letter of credit. The Company would anticipate obtaining the subsequent letters of credit required under the agreement with Aetna USHC through its new senior credit facility if it is able to obtain a new senior credit facility. If no new credit facility is obtained, the Company would be forced to continue posting cash collateral for its letters of credit. Consequently, the Company's access to up to $14.5 million of its cash would be limited, thereby reducing the amount of cash available for the payment of the Company's debts and liabilities and the pursuit of the Company's strategic alternatives such as acquisitions.

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, expanded fraud and abuse and antireferral legislation and further reductions in Medicare and Medicaid reimbursement. Most recently, on August 5, 1997, President Clinton signed into law the Budget Reconciliation Act of 1997, which provides for reductions in Medicare and Medicaid of over $115 billion and $13 billion, respectively, over five years. The impact of these reductions on the health care industry in general and the Company specifically cannot be determined at this time. Further, the Company cannot predict whether any of the above proposals or any other proposals will be adopted. No assurance can be given that the implementation of the Budget Reconciliation Act or any other reforms will not have a material adverse effect on the business of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations and liquidity of the Company. For a discussion of certain legal proceedings to which the Company is party, see Part I -- Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1997.

ITEM 2. CHANGE IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.01           -- Securities Exchange Agreement among the Company, Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                            Foothill Capital Corporation. Certain attachments and
                            schedules to the Securities Exchange Agreement are
                            omitted from this Exhibit. The Registrant agrees to
                            furnish supplementally any omitted exhibit or schedule to
                            the Securities Exchange Commission.
         10.02           -- Form of Letter of Credit required by the Master Agreement by and between the Registrant and its applicable
                            affiliates and Aetna U.S. Healthcare, Inc. and its
                            applicable affiliates.
         27              -- Financial Data Schedule

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

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ WENDY L. SIMPSON

                                              ----------------------------------
                                                       Wendy L. Simpson
                                                 Executive Vice President and
                                                   Chief Financial Officer

May 15, 1998

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.01           -- Securities Exchange Agreement among the Company, Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                            Foothill Capital Corporation. Certain attachments and
                            schedules to the Securities Exchange Agreement are
                            omitted from this Exhibit. The Registrant agrees to
                            furnish supplementally any omitted exhibit or schedule to
                            the Securities Exchange Commission.
         10.02           -- Form of Letter of Credit required by the Master Agreement by and between the Registrant and its applicable
                            affiliates and Aetna U.S. Healthcare, Inc. and its
                            applicable affiliates.
         27              -- Financial Data Schedule