Form 10-Q
period 1998-06-30
CORAM HEALTHCARE CORP
filed 1998-08-14
CIK 924174

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM             TO

                             -------------------------

                           COMMISSION FILE NUMBER 1-11343

                             -------------------------

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 11, 1998, was 48,887,107.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   2,116     $ 108,950
  Cash limited as to use....................................       1,789         1,029
  Accounts receivable, net of allowance of $17,743 and
     $24,047................................................      93,429        86,142
  Inventories...............................................      19,130        14,277
  Other current assets......................................      11,583        12,587
                                                               ---------     ---------
          Total current assets..............................     128,047       222,985
Property and equipment, net.................................      20,203        20,050
Other assets................................................      24,989        22,253
Other deferred costs........................................         796         7,668
Goodwill, net of accumulated amortization of $63,480 and
  $57,937...................................................     239,227       243,864
                                                               ---------     ---------
          Total assets......................................   $ 413,262     $ 516,820
                                                               =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  25,633     $  39,084
  Current maturities of long-term debt......................         598       150,225
  Other current liabilities.................................      48,998        45,296
                                                               ---------     ---------
          Total current liabilities.........................      75,229       234,605
Long-term debt, including revolving lines of credit.........     238,511       150,428
Minority interest in consolidated joint ventures............       2,021         1,016
Other liabilities...........................................       2,343         1,588
Deferred income taxes, non-current..........................       4,157         4,157
Stockholders' equity:
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued....................................          --            --
  Common stock, par value $.001, authorized 100,000 shares
     at June 30, 1998 and December 31, 1997, issued and
     outstanding 48,887 at June 30, 1998 and 48,069 at
     December 31, 1997......................................          49            48
  Additional paid-in capital................................     423,234       437,608
  Accumulated deficit.......................................    (332,282)     (312,630)
                                                               ---------     ---------
          Total stockholders' equity........................      91,001       125,026
                                                               ---------     ---------
          Total liabilities and stockholders' equity........   $ 413,262     $ 516,820
                                                               =========     =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                   --------------------   --------------------
                                                     1998       1997        1998       1997
                                                   --------   ---------   --------   ---------
Net revenue......................................  $117,173   $ 120,379   $224,862   $ 244,294
Cost of service..................................    87,882      85,304    168,382     169,229
                                                   --------   ---------   --------   ---------
Gross profit.....................................    29,291      35,075     56,480      75,065
Operating expenses:
  Selling, general and administrative expenses...    21,625      22,826     42,698      46,478
  Provision for estimated uncollectible
     accounts....................................     3,577       4,104      7,243       8,392
  Amortization of goodwill.......................     2,778       3,597      5,543       7,209
  Income from litigation settlement..............        --    (156,792)        --    (156,792)
                                                   --------   ---------   --------   ---------
          Total operating expense................    27,980    (126,265)    55,484     (94,713)
                                                   --------   ---------   --------   ---------
Operating income.................................     1,311     161,340        996     169,778
Other income (expense):
  Interest income................................       218         425        662         610
  Interest expense...............................    (6,083)    (18,230)   (20,258)    (39,726)
  Termination fee................................        --      15,182         --      15,182
  Other income, net..............................       728         632      1,061       1,094
                                                   --------   ---------   --------   ---------
Income (loss) before income taxes and minority
  interests......................................    (3,826)    159,349    (17,539)    146,938
  Income tax expense.............................       400         201      1,400         250
  Minority interests in net income of
     consolidated joint ventures.................       302       2,377        713       4,505
                                                   --------   ---------   --------   ---------
Net income (loss)................................  $ (4,528)  $ 156,771   $(19,652)  $ 142,183
                                                   ========   =========   ========   =========
Earnings (loss) per common share.................  $  (0.09)  $    3.29   $  (0.40)  $    3.03
                                                   ========   =========   ========   =========
Earnings (loss) per common share -- assuming
  dilution.......................................  $  (0.09)  $    2.99   $  (0.40)  $    2.73
                                                   ========   =========   ========   =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              ---------   --------
Net cash (used in) provided by operating activities.........  $ (22,087)  $ 22,976
Cash flows from investing activities:
  Purchases of property and equipment.......................     (3,911)    (7,822)
  Other.....................................................       (620)      (540)
                                                              ---------   --------
          Net cash used in investing activities.............     (4,531)    (8,362)
                                                              ---------   --------
Cash flows from financing activities:
  Sales of stock, including exercise of stock options.......         10        384
  Repayment of debt.........................................    (80,226)   (23,697)
                                                              ---------   --------
          Net cash used in financing activities.............    (80,216)   (23,313)
                                                              ---------   --------
  Net decrease in cash and cash equivalents.................  $(106,834)  $ (8,699)
                                                              =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Depreciation and amortization for the three and six months ended June 30, 1998 and 1997 was as follows (in thousands):

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------    -----------------
                                                          1998       1997       1998      1997
                                                         -------   --------    -------   -------
Depreciation...........................................  $2,936    $ 3,075     $ 5,936   $ 6,522
Amortization of goodwill...............................   2,778      3,597       5,543     7,209
Financing costs (included in interest expense).........      40      5,249       4,998    14,588
                                                         ------    -------     -------   -------
          Total........................................  $5,754    $11,921     $16,477   $28,319
                                                         ======    =======     =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During the six months ended June 30, 1997, non-cash activity included cancellation of the Company's Junior Subordinated PIK Notes totaling $120.0 million as a result of the litigation settlement with Caremark. See Note 2.

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site (outside the hospital) infusion therapy and related services throughout the United States. In addition, the Company provides services through one branch in the province of Ontario, Canada. Other services offered by the Company include mail-order pharmacy, pharmacy benefit management, ancillary network management services and other non-intravenous infusion products and services.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. Management does not believe the effect of such reclassifications are material. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

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

     Earnings per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous earnings per share methodology. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to

                          CORAM HEALTHCARE CORPORATION
the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 (in thousands, except per share data)

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                            -----------------------------    -----------------------------
                                            JUNE 30, 1998   JUNE 30, 1997    JUNE 30, 1998   JUNE 30, 1997
                                            -------------   -------------    -------------   -------------
Numerator for basic earnings per share....     $(4,528)       $156,771         $(19,652)       $142,183
                                               =======        ========         ========        ========
Denominator:
  Weighted average shares.................      48,818          44,181           48,651          43,539
Contingently issuable shares..............          --           3,500               --           3,436
                                               -------        --------         --------        --------
  Denominator for basic earnings per
     share................................      48,818          47,681           48,651          46,975
Effect of other dilutive securities:
  Stock options...........................          --              --               --             319
  Warrants................................          --           4,790               --           4,729
                                               -------        --------         --------        --------
  Denominator for diluted earnings per
     share -- adjusted weighted average
     shares and assumed conversion........      48,818          52,471           48,651          52,023
                                               =======        ========         ========        ========
Earnings (loss) per common share..........     $ (0.09)       $   3.29         $  (0.40)       $   3.03
                                               =======        ========         ========        ========
Earnings (loss) per common
  share -- assuming dilution..............     $ (0.09)       $   2.99         $  (0.40)       $   2.73
                                               =======        ========         ========        ========

     In the three months and six months ended June 30, 1998 and 1997, basic earnings per share data was computed by dividing net income or loss by the weighted average number of common shares and contingently issuable shares outstanding during the period. In 1998, diluted earnings per share computations do not give effect to stock options, warrants to purchase common stock or convertible securities, as their effect would have been anti-dilutive. In 1997, diluted earnings per share is adjusted for the dilutive effect of stock options and warrants to purchase common stock.

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

2. CAREMARK LITIGATION SETTLEMENT

     In June 1997, the Company entered into a $165.0 million litigation settlement for litigation arising out of the purchase of certain assets of the home infusion business (the "Caremark Business") of Caremark, Inc., a wholly owned subsidiary of Caremark International, Inc. ("Caremark") in 1995. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $100.0 million principal and $20.0 million accrued interest (payable semiannually in PIK Notes of the same type) were cancelled with all payments thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash to the Company, which was received September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending

                          CORAM HEALTHCARE CORPORATION
reconciliation of certain lockbox issues, which were settled at a nominal gain in June 1998. Additionally, as part of the settlement, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. In June 1997, the Company recorded settlement income of $156.8 million, which represents the $165.0 million settlement less related costs of $8.2 million.

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

     Effective June 1, 1998, the Company signed an agreement with IHS for the sale of the Company's remaining lithotripsy partnership for an aggregate purchase price of $1.0 million payable in common stock of IHS. Accordingly, the Company recorded a gain on the sale of business of $0.7 million in the quarter ended June 30, 1998.

4. TERMINATED MERGER WITH IHS

     On October 19, 1996, the Company, IHS and IHS Acquisition XIX, Inc., a wholly owned subsidiary of IHS ("Merger Sub") entered into a merger agreement providing for the merger of Merger Sub with and into the Company. If the merger had been consummated, the Company would have become a wholly-owned subsidiary of IHS.

     On March 30, 1997, Coram, IHS and Merger Sub executed an amendment to the merger agreement, which was to become effective April 4, 1997. On April 4, 1997, the Company received from IHS a written notice of termination of the amendment and the merger agreement. Pursuant to the terms of the merger agreement and as a result of such termination, IHS paid the Company $21.0 million on May 6, 1997. Accordingly, in the second quarter of 1997, the Company recorded other income of $15.2 million, representing the $21.0 million termination fee less legal, professional and other costs related to the terminated merger of $5.8 million.

5. ACQUISITIONS AND RESTRUCTURING

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance of the acquired companies. The Company may be required to pay approximately $2.3 million, subject to increase, based on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers of such acquired entities, a maximum of approximately $1.4 million of these contingent obligations, subject to increase, may be paid in cash with the remaining to be paid in shares of common stock of the Company. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable.

                          CORAM HEALTHCARE CORPORATION

     Merger and Restructuring. As a result of the formation of Coram in 1994 and the acquisition of the Caremark Business in 1995, the Company initiated the Coram Consolidation Plan and the Caremark Business Consolidation Plan. These plans were initiated in order to reduce operating costs, improve productivity and gain efficiencies through consolidation of redundant infusion centers and corporate offices, reduction of personnel, and elimination or discontinuance of investments in certain joint ventures and other non-infusion facilities.

     The Company continually evaluates the accruals and estimated costs to complete such consolidation plans and may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reductions. Under the two plans, the Company has made total payments and asset disposals through June 30, 1998 as follows (in thousands):

                                                                                    BALANCE AT
                                            CHARGES THROUGH JUNE 30, 1998         JUNE 30, 1998
                                          ---------------------------------   ----------------------
                                              CASH       NON-CASH             FUTURE CASH     TOTAL
                                          EXPENDITURES   CHARGES     TOTAL    EXPENDITURES   CHARGES
                                          ------------   --------   -------   ------------   -------
Coram Consolidation Plan:
  Merger Costs..........................    $27,700      $   600    $28,300      $  200      $28,500
                                            =======      =======    =======      ======      =======
  Personnel Reduction Costs.............    $20,300      $   600    $20,900      $  300      $21,200
  Facility Reduction Costs..............     12,000       21,500     33,500         100       33,600
  Discontinuance Costs..................      1,900       29,400     31,300         400       31,700
                                            -------      -------    -------      ------      -------
          Total Restructuring Costs.....    $34,200      $51,500    $85,700      $  800      $86,500
                                            =======      =======    =======      ======      =======
Caremark Business Consolidation Plan:
  Personnel Reduction Costs.............    $11,300      $    --    $11,300      $   --      $11,300
  Facility Reduction Costs..............      9,050        3,900     12,950       3,750       16,700
                                            -------      -------    -------      ------      -------
          Total Restructuring Costs.....    $20,350      $ 3,900    $24,250      $3,750      $28,000
                                            =======      =======    =======      ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at June 30, 1998 consists of future cash expenditures of $4.8 million reflected in the above table and $2.9 million of other accruals. The Company currently estimates that the future cash expenditures related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods: 25% through June 30, 1999, 5% through June 30, 2000, 15% through June 30, 2001, and 55% through June 30, 2002, and thereafter. The Company believes it has adequate reserves as of June 30, 1998, to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

                          CORAM HEALTHCARE CORPORATION

6. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Former Senior Credit Facility...............................  $     --    $  80,000
Rollover Note, including accrued interest...................        --      219,241
Series A Senior Subordinated Unsecured Notes................   150,000           --
Series B Senior Subordinated Convertible Notes..............    87,922           --
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................     1,187        1,412
                                                              --------    ---------
                                                               239,109      300,653
Less current scheduled maturities...........................      (598)    (150,225)
                                                              --------    ---------
                                                              $238,511    $ 150,428
                                                              ========    =========

     As of December 31, 1997, the Company's principal credit and debt agreements consisted of arrangements that were entered into on April 6, 1995 at the time of the acquisition of the Caremark Business. At December 31, 1997, these agreements included (i) borrowings under a Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) as Agent (the "Former Senior Credit Facility") and (ii) a subordinated rollover note (the "Rollover Note").

     In January 1998, the Company repaid in full all principal, interest and related fees totaling approximately $80.1 million due under the Former Senior Credit Facility and terminated such facility. Interest on the Former Senior Credit Facility was based on margins over certain domestic and foreign indices and was 8.94% upon repayment. Additionally, in 1995 warrants were issued to the Company's lenders under the Former Senior Credit Facility valued at approximately $8.0 million, their value at the date of issuance, and were accounted for as interest expense through June 1997. Accordingly, the Company charged approximately $1.7 million to interest expense during the six months ended June 30, 1997 in relation to these warrants.

     Through April 13, 1998, the Rollover Note carried an interest rate that was based on various indices plus a margin that increased by 0.25% quarterly and was 16.75% upon cancellation effective as of such date. During the three and six months ended June 30, 1998, an additional $1.4 million and $10.3 million, respectively, was accrued on the Rollover Note. In addition, as long as the Rollover Note was outstanding, the holders had the right to receive warrants to purchase up to 20% of the outstanding shares of the common stock of the Company (the "Warrants") on a fully diluted basis. The Warrants were accounted for as interest expense and additional paid-in capital. Accordingly, the Company recorded interest expense related to the Warrants of $3.2 million in the three and six months ended June 30, 1998.

     On May 6, 1998, the Company entered into a Securities Exchange Agreement (the "Securities Exchange Agreement") with the holders of its Rollover Note, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders"). The Securities Exchange Agreement provides for the cancellation of the Rollover Note (including deferred interest and fees) and the Warrants in an exchange (the "Exchange"), effective April 13, 1998, for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in principal amount Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and (ii) $87.9 million in original principal amount of 8% Series B Senior Subordinated Convertible Notes (the "Series B Notes"). In addition, under the Securities Exchange Agreement, the Holders of the Series A and Series B Notes were given the right to approve certain new debt and the right to name one director to the Company's Board of Directors, who was elected to the board in June 1998. The Securities Exchange Agreement in which the Series A Notes and the Series B Notes

                          CORAM HEALTHCARE CORPORATION
were issued contains certain other customary covenants and events of default. At June 30, 1998, the Company was in compliance with all of these covenants.

     The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities and Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998 the Company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes have agreed to extend the Company up to $60.0 million of senior secured debt (the "New Senior Credit Facility") subject to the completion of definitive agreements on or prior to September 30, 1998. Under the proposed New Senior Credit Facility, currently under negotiation, the Company would pay an upfront fee of 1.0% payable upon execution, the outstanding indebtedness will bear interest at prime plus 1.5% and have a final maturity of 2 1/2 years from closing. In addition, under the proposed New Senior Credit Facility, subject to customary anti-dilution adjustments, the Company would issue warrants to purchase up to 1.9 million shares of common stock of the Company that would bear a $0.01 exercise price.

     The Series A Notes mature on the later of October 2000 or 90 days after the maturity date of the New Senior Credit Facility to be obtained by the Company. The Series A Notes bear interest at the rate of 9.875% (subject to adjustment to a maximum of 11.125% on September 30, 1998 or March 31, 1999 if certain performance standards are not achieved) per annum, payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the Company. The Holders can require the Company to pay interest in cash if the Company exceeds a certain interest coverage ratio. During the three months and six months ended June 30, 1998, interest expense on the Series A Notes was $3.2 million. On July 15, 1998, Series A Notes totaling $3.8 million were issued in lieu of cash payment of interest due through such date.

     The Series B Notes mature April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the Company. During the three months and six months ended June 30, 1998, interest expense on the Series B Notes was $1.5 million. Pursuant to a letter agreement dated July 15, 1998 between the Company and the Holders of the Series B Notes, interest due through July 15, 1998 of $1.8 million was deferred to the earlier of (i) the completion and funding of the New Senior Credit Facility or (ii) August 15, 1998 and will accrue interest at a rate of 8% from such date through the date of payment. The Series B Notes are convertible into shares of the Company's common stock at a conversion price (the "Conversion Price") initially equal to $3.00 per share, subject to downward reset to the prevailing market prices (calculated based on the average of the closing prices for each of the preceding 20 days) on each of April 13, 1999 and October 13, 1999. The Conversion Price will also be subject to customary anti-dilution adjustments, including adjustments for sale of common stock (other than pursuant to existing obligations or employee benefit plans) at a price below the Conversion Price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes.

     The Series A and Series B Notes are redeemable, in whole or in part, at the option of the Holders thereof in connection with any change of control of the Company (as defined in the Securities Exchange Agreement), if the Company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the Company or certain of its subsidiaries by a third party. In such instances, the Series A and Series B Notes are redeemable at 103% of the then outstanding principal amount plus accrued interest. The Series B Notes are also redeemable at the option of the Holders thereof upon maturity of the Series A Notes

                          CORAM HEALTHCARE CORPORATION
at the outstanding principal amount thereof plus accrued interest. In addition, the Series A Notes are callable at 103% of the then outstanding principal amount plus accrued interest at the option of the Company.

     In July 1998, the Company issued secured promissory notes (the "Promissory Notes") in the aggregate principal amount of $6.0 million to the Holders of the Series A and B Notes. The Promissory Notes will mature August 20, 1998 and bear interest at a rate of 12% per annum, payable in cash on the maturity date of the Promissory Notes. The Promissory Notes are collateralized by certain accounts receivable of the Company and certain of its subsidiaries.

7. LITIGATION

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

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity of the Company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.

8. INCOME TAXES

     The effective income tax rates for the three months and six months ended June 30, 1998 and 1997 differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates as a result of fully valuing the deferred tax assets.

     As of June 30, 1998, deferred tax assets are net of a $118.7 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts that are not deductible for income tax purposes until paid or realized and to net operating loss carry-forwards that are deductible against future taxable income.

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

BACKGROUND

     Business Strategy. The Company's business strategy is focused on the basic factors that could lead to profitability: revenue generation programs, cost reduction, quality improvement and cash collections. The Company continues to focus on business relationships where it can provide high quality of care and operate profitably. The Company is continuing to emphasize marketing efforts aimed at improving its therapy mix and physician relationships and also has continued the development of its specialty programs such as provider network development and management for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs, mail order prescription and pharmacy benefit management services and women's health programs. Cost reduction efforts have focused on reduction of corporate expenses, assessment of poorly performing branches and a review of branch efficiencies. Delivery of quality service is being monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     The settlement of the litigation with Caremark (the "Caremark Litigation"), completion of the sale of the Company's Lithotripsy Business and the termination of the Company's proposed merger with IHS, permit management of the Company to focus on operations and strategic alternatives to enable the Company to realize its potential in the changing market for alternate site infusion therapy services.

     Five Year Capitated Agreement with Aetna U.S. Healthcare, Inc. In April 1998, the Company entered into a five year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna USHC") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna USHC's disease management programs. Effective July 1, 1998, the Company began earning capitated payments on a monthly basis for covered members, assumed certain financial risk for certain home health services and began providing certain management services for a network of home health providers through its Resource Network Division. The Company's network of participating providers includes certain subsidiaries of the Company and it serves certain persons enrolled in Aetna USHC's HMO-based plans in the eight state area covered under the agreement who are presently not committed to other networks. As of July 1, 1998 the number of members covered under the agreement in such plans totaled approximately 2.2 million lives. The Company expects the operation of this agreement to have an impact on the Company beginning in the third quarter of 1998. Based on information available, the Company estimates future annual revenues of approximately $80.0 million. Ultimately, profitability under this agreement will depend on the level of utilization of services and the cost of service to the Company. While the Company anticipated profitability under this agreement based on the information available to it at the time of entering into this agreement, initial levels of calls for services are higher than anticipated. No assurance can be given that actual experience will result in the realization of profitability under this agreement. See also "Liquidity and Capital Resources."

     Debt Restructuring and Refinancing. At December 31, 1997, the Company had two principal long-term debt instruments, the Former Senior Credit Facility and the Rollover Note and related Warrants, the combined outstanding balance of which was approximately $300.7 million. In January 1998, the Company repaid in full all amounts due under the Former Senior Credit Facility, and the Former Senior Credit Facility was terminated. In addition, pursuant to the Securities Exchange Agreement, effective April 1998, the remainder of the Company's long-term debt was restructured. As a result, the Company experienced a reduction in interest expense of approximately $9.0 million and $12.7 million, respectively, during the three months and six months ended June 30, 1998 compared to 1997.

     On May 6, 1998, the Company entered into the Securities Exchange Agreement with the Holders of the Rollover Note. Under the terms of the Securities Exchange Agreement, the Rollover Note and the Warrants were cancelled in exchange for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in Series A Notes and (ii) $87.9 million in Series B Notes. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities and Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998 the Exchange was consummated and the Company entered into the First Amendment and Waiver to the Securities Exchange Agreement. Based on Rollover Note interest rates ranging from approximately 16.50% to 17.25%, the Exchange placed the Company in the position to reduce its annual interest expense related to this debt by approximately $17.0 million (not including interest on amounts deferred or on additional Series A and B Notes issued in lieu of cash interest payments).

     The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes have agreed to extend the Company up to $60.0 million of senior secured debt subject to the completion of definitive agreements on or prior to September 30, 1998. Under the proposed New Senior Credit Facility, currently under negotiation, the Company would pay an upfront fee of 1.0% payable upon execution, the outstanding indebtedness will bear interest at prime plus 1.5% and have a final maturity of 2 1/2 years from closing. In addition, under the proposed New Senior Credit Facility, subject to customary anti-dilution adjustments, the Company would issue warrants to purchase up to 1.9 million shares of common stock of the Company that would bear a $0.01 exercise price. There can be no assurance that the Company will be able to secure the New Senior Credit Facility or that it will be able to do so on commercially acceptable terms. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     In July 1998, the Company issued Promissory Notes in the aggregate principal amount of $6.0 million to the Holders of the Series A and B Notes. The Promissory Notes will mature August 20, 1998 and bear interest at a rate of 12% per annum, payable in cash on the maturity date of the Promissory Notes. In addition the Promissory Notes are collateralized by certain accounts receivable of the Company and certain of its subsidiaries.

     Strategic Alternatives. Future strategic alternatives currently being considered by the Company include, among others, the pursuit of opportunities in its core alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's core business. The Company is evaluating potential acquisitions in markets that permit the Company to grow its local or regional business either through its core infusion therapy business or through complementary alternate site services such as mail order pharmacy, pharmacy benefit management, respiratory therapy and durable medical equipment. Completion of the debt restructuring, combined with the addition of the New Senior Credit Facility, will allow the Company to make a series of strategic acquisitions. The first of these acquisitions was completed effective June 30, 1998 with the acquisition of HealthQuest Infusions, LLC ("HealthQuest") for a total purchase price of $2.5 million. HealthQuest is a home infusion therapy company with operations in Idaho, Montana and Wyoming, whose annualized revenues average approximately $2.0 million. There can be no assurance that any further acquisitions or other strategic alternatives will be consummated or will be available to the Company on commercially acceptable terms.

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

          (ii) sale of substantially all of the company's interest in its Lithotripsy Business in the third quarter of 1997 with the remaining interest sold in the second quarter of 1998, allowing the Company to significantly reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business thereby further improving its financial position;

          (iii) distractions in its revenue generation programs in the first half of 1997 during the pendency of the proposed merger with IHS which was terminated April 4, 1997;

          (iv) ongoing pricing pressure in the Company's core infusion business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers;

     The following table sets forth the approximate percentages of the Company's net revenue attributable to private indemnity insurance and other payors, managed care organizations and Medicare and Medicaid programs ("governmental payors") for the three months ended June 30, 1998, March 31, 1998, and June 30, 1997:

                                                                 THREE MONTHS ENDED
                                                           -------------------------------
                                                           JUNE 30,   MARCH 31,   JUNE 30,
                                                             1998       1998        1997
                                                           --------   ---------   --------
Private Indemnity Insurance and Other Payors.............     27%         27%        28%
Managed Care Organizations...............................     47%         47%        44%
Medicare and Medicaid Programs...........................     26%         26%        28%
                                                             ---         ---        ---
          Total..........................................    100%        100%       100%
                                                             ===         ===        ===

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

     Management believes that the Company's financial position and its standing within the home healthcare industry improved in the year ended December 31, 1997, and continued to improve through the six months ended June 30, 1998 primarily through the stabilization of relationships with payors and referral sources. Additionally, management believes that its focus on its operations and strategic alternatives will further improve the financial position of the Company in future periods. However, there can be no assurance that the improvement will continue or that certain factors noted above would not have an adverse effect on the financial position, results of operations and liquidity of the Company.

                             RESULTS OF OPERATIONS

CERTAIN QUARTERLY COMPARISONS (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE DATA):

                                                                    THREE MONTHS ENDED,
                                                              --------------------------------
                                                              JUNE 30,   MARCH 31,   JUNE 30,
                                                                1998       1998        1997
                                                              --------   ---------   ---------
Net revenue.................................................  $117,173   $107,689    $ 120,379
Cost of service.............................................    87,882     80,500       85,304
                                                              --------   --------    ---------
Gross profit................................................    29,291     27,189       35,075
Operating expenses:
  Selling, general and administrative expenses..............    21,625     21,073       22,826
  Provision for estimated uncollectible accounts............     3,577      3,666        4,104
  Amortization of goodwill..................................     2,778      2,765        3,597
  Income from litigation settlement.........................        --         --     (156,792)
                                                              --------   --------    ---------
          Total operating expense...........................    27,980     27,504     (126,265)
                                                              --------   --------    ---------
Operating income (loss).....................................     1,311       (315)     161,340
Other income (expense):
  Interest expense..........................................    (6,083)   (14,175)     (18,230)
  Termination fee...........................................        --         --       15,182
  Other income, net.........................................       946        777        1,057
                                                              --------   --------    ---------
Income (loss) before income taxes and minority interests....    (3,826)   (13,713)     159,349
  Income tax expense........................................       400      1,000          201
  Minority interests in net income of consolidated joint
     ventures...............................................       302        411        2,377
                                                              --------   --------    ---------
Net income (loss)...........................................  $ (4,528)  $(15,124)   $ 156,771
                                                              ========   ========    =========
Earnings (loss) per common share............................  $  (0.09)  $  (0.31)   $    3.29
                                                              ========   ========    =========
Earnings (loss) per common share-- assuming dilution........  $  (0.09)  $  (0.31)   $    2.99
                                                              ========   ========    =========

  THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

     Net Revenue. Net revenue increased $9.5 million from $107.7 million in the quarter ended March 31, 1998 compared to $117.2 million in the quarter ended June 30, 1998. The improvement is due primarily to a favorable shift in reimbursement resulting from an increase in the provision of certain therapies as a result of the Company's focus on its revenue generation programs and quality of service. See "Business Strategy" and "Factors Affecting Recent Operating Results." In addition the Company's mail order pharmacy, pharmacy benefit management services and ancillary network management services generated an increase in net revenue of $3.5 million from $15.0 million in the quarter ended March 31, 1998 to $18.5 million in the quarter ended June 30, 1998, as a result of the expansion of services and improved sales efforts.

     Gross Profit. Gross profit increased $2.1 million from $27.2 million in the quarter ended March 31, 1998 to $29.3 million in the quarter ended June 30, 1998 while gross margin remained constant at 25.0% in the quarter ended June 30, 1998. Therefore, the improvement is due primarily to the increase of $9.5 million in net revenue described above.

     Operating Income (Loss). The Company recorded operating income of $1.3 million during the three months ended June 30, 1998 compared to an operating loss of $0.3 million during the three months ended March 31, 1998. The improvement is due primarily to the increase in net revenue described above.

     Interest Expense. Interest expense decreased by $8.1 million or 57.1%, from $14.2 million in the quarter ended March 31, 1998 to $6.1 million in the quarter ended June 30, 1998. The decline is due primarily to a decrease in interest expense of $6.1 million resulting from the completion of the Exchange contemplated by the Securities Exchange Agreement. Additionally, interest expense decreased $2.0 million as a result of the payment and termination of the Former Senior Credit Facility in January 1998. See also "Debt Restructuring and Refinancing" and Note 6 to the Unaudited Condensed Consolidated Financial Statements.

     Net Loss. Net loss for the quarter ended June 30, 1998 is $4.5 million compared to a net loss of $15.1 million for the quarter ended March 31, 1998. As discussed above, the improvement of $10.6 million can be attributed primarily to the $2.1 million improvement in gross profit and the $8.1 million decrease in interest expense.

  THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1997

     As previously discussed in "Factors Affecting Recent Operating Results," the Company sold substantially all its Lithotripsy Business in 1997, while retaining its interest in one lithotripsy partnership until it was sold effective June 1, 1998. During the quarters ended June 30, 1998 and 1997, the Lithotripsy Business provided the following to the Company's operations (in millions):

                                                          THREE MONTHS
                                                         ENDED JUNE 30,
                                                         --------------
                                                         1998     1997
                                                         -----   ------
Net revenue............................................  $0.2    $12.0
Gross profit...........................................   0.1      7.6
Operating income.......................................   0.1      6.1

     Net Revenue. Net revenue decreased $3.2 million or 2.7%, from $120.4 million in the quarter ended June 30, 1997 to $117.2 million in the quarter ended June 30, 1998. The decrease can be attributed primarily to the $11.8 million decrease in net revenue provided by the Company's Lithotripsy Business, offset by a growth of approximately $4.0 million in the Company's mail order pharmacy and pharmacy benefit management services and an improvement in the home infusion business of $3.8 million resulting from the Company's focus on its revenue generation programs and quality of service. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $5.8 million from $35.1 million or a gross margin of 29.1% in the quarter ended June 30, 1997 to $29.3 million or a gross margin of 25.0% in the quarter ended June 30, 1998. The decline in gross margin resulted primarily from the loss of gross margins provided by the Lithotripsy Business. The Company's ongoing base business has consistently maintained its gross margins at approximately 25.0%. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $1.2 million or 5.3%, from $22.8 million in the quarter ended June 30, 1997 to $21.6 million in the quarter ended June 30, 1998. The improvement is due primarily to a decrease in collection agency fees reflecting the Company's success in reducing corporate and field administrative costs. See "Business Strategy".

     Income From Litigation Settlement. During the quarter ended June 30, 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark Litigation.

     Operating Income. The Company recorded operating income of $1.3 million during the three months ended June 30, 1998 compared to operating income of $161.3 million during the three months ended June 30, 1997. The decline in operating income is due primarily to the non-recurring $156.8 million income from settlement of the Caremark Litigation recognized in the quarter ended June 30, 1997 and a loss of 4.1% in gross margins provided by the Lithotripsy Business.

     Interest Expense. Interest expense decreased by $12.1 million or 66.6%, from $18.2 million in the quarter ended June 30, 1997 to $6.1 million in the quarter ended June 30, 1998. The decline is due primarily to a decrease in interest expense of $5.2 million resulting from the completion of the Exchange contemplated by the Securities Exchange Agreement and a decrease of $3.8 million in interest expense as a result of the payment and termination of the Former Senior Credit Facility in January 1998. Additionally, interest expense decreased $2.5 million as a result of the cancellation of the Junior Subordinated Pay-In-Kind notes in conjunction with the settlement of the Caremark Litigation. See also "Debt Restructuring and Refinancing" and Notes 2 and 6 to the Unaudited Condensed Consolidated Financial Statements.

     Termination Fee. During the quarter ended June 30, 1997, the Company recorded termination fee income, net of related costs, of $15.2 million in connection with the termination of the proposed merger with IHS.

     Minority Interest in Net Income of Consolidated Joint Ventures. Minority interest expense decreased $2.1 million, from $2.4 million in the three months ended June 30, 1997 to $0.3 million in the three months ended June 30, 1998. The decrease is due primarily to the sale of substantially all of the Lithotripsy Business in September 1997.

     Net Income (Loss). During the quarter ended June 30, 1998, the Company recognized a net loss of $4.5 million compared to a net income of $156.8 million during the quarter ended June 30, 1997. Excluding the effects of the non-recurring $156.8 million income from litigation settlement and the $15.2 million termination fee income recognized in the quarter ended June 30, 1997 the net loss declined by $10.7 million. The reduction in net loss can be attributed primarily to the decrease in interest expense of $12.1 million and the decrease in minority interest expense of $2.1 million offset by the $5.8 million decrease in gross profits.

  SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     As previously discussed in "Factors Affecting Recent Operating Results," the Company sold substantially all its Lithotripsy Business in 1997, while retaining its interest in one lithotripsy partnership until it was sold effective June 1, 1998. During the six months ended June 30, 1998 and 1997, the Lithotripsy Business provided the following to the Company's operations (in millions):

                                                           SIX MONTHS
                                                         ENDED JUNE 30,
                                                         --------------
                                                         1998     1997
                                                         -----   ------
Net revenue............................................  $0.6    $23.9
Gross profit...........................................   0.3     15.0
Operating income.......................................   0.3     11.5

     Net Revenue. Net revenue decreased $19.4 million or 8.0%, from $244.3 million in the six months ended June 30, 1997 to $224.9 million in the six months ended June 30, 1998. The decrease can be attributed primarily to the $23.3 million decrease in net revenue provided by the Company's Lithotripsy Business and a $3.7 million decrease in its home infusion business, offset by a growth of approximately $6.5 million in the Company's mail order pharmacy and pharmacy benefit management services. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $18.6 million from $75.1 million or a gross margin of 30.7% in the six months ended June 30, 1997 to $56.5 million or a gross margin of 25.1% in the six months ended June 30, 1998. The decline in gross margin resulted primarily from the loss of gross margins provided by the Lithotripsy Business. The Company's ongoing base business gross margins have decreased from 27.2% in the six months ended June 30, 1997 to 25.0% in the six months ended June 30, 1998 due primarily to the shift in payor mix from private indemnity insurance to managed care organizations. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $3.8 million or 8.1%, from $46.5 million in the six months ended June 30, 1997 to $42.7 million in the six months ended June 30, 1998. The improvement is the result of the Company's strategy to reduce unnecessary corporate and field administrative costs evidenced by a decrease in collection agency fees, insurance costs and other operating expenses. See "Business Strategy."

     Provision For Estimated Uncollectible Accounts. Provision for estimated uncollectible accounts decreased $1.2 million, from $8.4 million or 3.4% of net revenue in the six months ended June 30, 1997 to $7.2 million or 3.2% of net revenue in the six months ended June 30, 1998. The decrease is directly attributed to the Company's concentrated collection efforts over the past year as evidenced by the decrease in net days sales outstanding ("DSO") from 76 days as of June 30, 1997 to 73 days as of June 30, 1998. See Note 1 to the

Unaudited Condensed Consolidated Financial Statements -- "Provision for Estimated Uncollectible Accounts."

     Amortization of Goodwill. Amortization of goodwill decreased $1.7 million or 23.1%, from $7.2 million during the six months ended June 30, 1997 to $5.5 million during the six months ended June 30, 1998. The decrease is due to the reduction of goodwill associated with the Company's Lithotripsy Business, a substantial portion of which was sold in September 1997.

     Income From Litigation Settlement. During the six months ended June 30, 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark Litigation.

     Operating Income. The Company recorded operating income of $1.0 million during the six months ended June 30, 1998 compared to operating income of $169.8 million during the six months ended June 30, 1997. The decline in operating income is due primarily to the non-recurring $156.8 million income from the Caremark litigation settlement recognized in the quarter ended June 30, 1997. Additionally, gross profit decreased $18.6 million offset by a combined decrease of $6.6 million in SG&A, provision for uncollectible accounts and amortization of goodwill.

     Interest Expense. Interest expense decreased by $19.5 million or 49.1%, from $39.7 million in the six months ended June 30, 1997 to $20.2 million in the six months ended June 30, 1998. The decline is due primarily to a decrease in interest expense of $3.9 million resulting from the completion of the Exchange contemplated by the Securities Exchange Agreement and a decrease of $8.8 million in interest expense as a result of the payment and termination of the Former Senior Credit Facility in January 1998. Additionally, interest expense decreased $4.8 million as a result of the cancellation of the Junior Subordinated Pay-In-Kind notes in conjunction with the settlement of the Caremark Litigation. See also "Debt Restructuring and Refinancing" and Notes 2 and 6 to the Unaudited Condensed Consolidated Financial Statements.

     Termination Fee. During the six months ended June 30, 1997, the Company recorded termination fee income, net of related costs, of $15.2 million in connection with the termination of the proposed merger with IHS.

     Income Tax Expense. Income tax expense increased $1.1 million, from $0.3 million in the six months ended June 30, 1997 to $1.4 million in the six months ended June 30, 1998. The increase in 1998 results from state and local tax obligations as well as a provision for certain pending examinations. See Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

     Minority Interest in Net Income of Consolidated Joint Ventures. Minority interest expense decreased $3.8 million, from $4.5 million in the six months ended June 30, 1997 to $0.7 million in six months ended June 30, 1998. The decrease is due primarily to the sale of substantially all of the Lithotripsy Business in September 1997.

     Net Income (Loss). During the six months ended June 30, 1998, the Company recognized a net loss of $19.7 million compared to a net income of $142.2 million during the six months ended June 30, 1997. Excluding the effects of the non-recurring $156.8 million income from litigation settlement and the $15.2 million termination fee income recognized in the six months ended June 30, 1997 the net loss declined by $10.0 million. The reduction in net loss can be attributed primarily to the decrease in interest expense of $19.5 million and the decrease in minority interest expense of $3.8 million offset by the $12.0 million decrease (net of non-recurring items) in operating income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $106.8 million from $109.0 million at December 31, 1997 to $2.2 million at June 30, 1998. The decrease was primarily due to the repayment of the Former Senior Credit Facility for $80.0 million and due to cash used in operations of $22.1 million resulting primarily from the increase in accounts receivable as a result of internal growth, the increase in inventory to secure supplies of drugs that may experience short-term shortages and the collateralization of the first letter of credit for Aetna USHC, described below.

     The Company and the Holders reached an agreement in principle on April 13, 1998 on the Rollover Note restructuring and entered into the Securities Exchange Agreement on May 6, 1998. The Securities Exchange Agreement provides for a restructuring of the debt represented by the Rollover Note and the related Warrants pursuant to which the Rollover Note and the Warrants would be cancelled and exchanged for the Series A Notes and Series B Notes. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities and Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998 the Exchange was consummated and the Company entered into the First Amendment and Waiver to the Securities Exchange Agreement. Based on Rollover Note interest rates ranging from approximately 16.50% to 17.25%, the Exchange placed the Company in the position to reduce its annual interest expense related to this debt by approximately $17.0 million (not including interest on amounts deferred or on additional Series A and B Notes issued in lieu of cash interest payments).

     The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment the Holders of the Series A and Series B Notes have agreed to extend the Company up to $60.0 million of senior secured debt subject to the completion of definitive agreements on or prior to September 30, 1998. Under the proposed New Senior Credit Facility, currently under negotiation, the Company would pay an upfront fee of 1.0% payable upon execution, the outstanding indebtedness will bear interest at prime plus 1.5% and have a final maturity of 2 1/2 years from closing. In addition under the proposed New Senior Credit Facility, subject to customary anti-dilution adjustments, the Company would issue warrants to purchase up to 1.9 million shares of common stock of the Company that would bear a $0.01 exercise price. There can be no assurance that the Company will be able to secure the New Senior Credit Facility or that it will be able to do so on commercially acceptable terms. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     In July 1998, the Company issued Promissory Notes in the aggregate principal amount of $6.0 million to the Holders of the Series A and B Notes. The Promissory Notes will mature August 20, 1998, bear interest at a rate of 12% per annum, payable in cash on the maturity date of the notes and are collateralized by certain accounts receivable of the Company. The Company intends to repay amounts due August 20, 1998 on the Promissory Notes through funding received under the proposed New Senior Credit Facility.

     There can be no assurance that the New Senior Credit Facility will be consummated, or that future cash flow from operations will be sufficient to cover the Company's current or future debt obligations. The Promissory Notes mature on August 20, 1998, and the Company does not anticipate having the cash necessary to pay the amounts due thereunder unless it consummates the New Senior Credit Facility with the Holders or a substitute credit source. The failure to pay the Promissory Notes when due would entitle the Holders to declare a default under the Securities Exchange Agreement and declare the Series A and Series B Notes immediately due and payable. Similarly, the failure to enter into the New Senior Credit Facility with the Holders by September 30, 1998, would entitle the Holders to declare a default under the Series A and Series B Notes and declare such notes immediately due and payable. In either case, the Company would not have the ability to pay off such notes. Moreover, the inability to obtain the New Senior Credit Facility or other equity or debt financing would have a material adverse impact on the Company's working capital, the scope of strategic alternatives available to the Company, including its ability to consummate acquisitions, and, as discussed below, cash available for collateralizing the letters of credit required to be obtained in connection with the Company's Agreement with Aetna USHC.

     The terms of the Company's agreement with Aetna USHC require the Company to obtain and maintain a series of letters of credit that increase incrementally to an aggregate of $14.5 million. The Company obtained the initial $3.0 million letter of credit by pledging a like amount of cash with the issuing bank. The Company would anticipate obtaining the subsequent letters of credit required under the agreement with Aetna USHC through its New Senior Credit Facility. If no New Senior Credit Facility is obtained, the Company would need to continue posting cash collateral for its letters of credit. Consequently, the Company's access to up to

$14.5 million of its cash would be limited, potentially reducing the amount of cash available for the payment of the Company's debts and liabilities and the pursuit of the Company's strategic alternatives such as acquisitions. In addition, no assurance can be made that the Company will have sufficient cash available to meet the cash requirements provided for in the agreement with Aetna USHC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity of the Company. For a discussion of certain legal proceedings to which the Company is party, see Part I -- Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1997.

ITEM 2. CHANGE IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 24, 1998 to consider and vote upon:

          (1) Election of directors to service until the 1998 Annual Meeting of Stockholders and until their successors are duly elected and qualified;

          (2) Approval for the issuance of Series B Notes, pursuant to the terms of the Securities Exchange Agreement dated May 6, 1998 among the Company, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation;

          (3) Approval of an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of authorized common stock; and

          (4) Ratification of the appointment of Ernst and Young LLP as independent auditors of the Company for the Company's 1998 fiscal year.

     All proposals were approved. The results of the voting are as follows:

                                                         TOTAL VOTE FOR   TOTAL VOTE WITHHELD
                                                         EACH DIRECTOR    FROM EACH DIRECTOR
                                                         --------------   -------------------
(1)  For election as director:
     Donald J. Amaral..................................    40,921,692          1,036,618
     William J. Casey..................................    40,919,363          1,038,947
     Stephen A. Feinberg...............................    40,898,555          1,059,755
     Richard A. Fink...................................    40,908,286          1,050,024
     Stephen G. Pagliuca...............................    40,910,326          1,047,984
     L. Peter Smith....................................    40,927,173          1,031,137

                                                                                   BROKER
                                                 FOR        AGAINST    ABSTAIN    NON-VOTE
                                              ----------   ---------   -------   ----------
(2)  Approval of the issuance of Series B
     Notes..................................  20,785,008   1,620,089   280,801   19,272,412
(3)  Approval of the amendment of the
     Company's Stock Option Plan............  33,362,667   8,380,068   215,575           --
(4)  Ratification of the appointment of
     Ernst & Young LLP......................  41,532,000     288,438   137,872           --

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.01           -- Amendment No. 1 and Waiver to the Securities Exchange
                            Agreement among the Registrant, Cerberus Partners, L.P.,
                            Goldman Sachs Credit Partners L.P., and Foothill Capital
                            Corporation.*
         10.02           -- Promissory Notes and Security Agreement dated July 21,
                            1998 among the Registrant and Foothill Capital
                            Corporation, as collateral agent for Cerberus Partners,
                            L.P., Goldman Sachs Credit Partners L.P. and Foothill
                            Partners III, L.P. and their respective successors and
                            assigns.*
         10.03           -- Request for Deferral of Interest Payment Under the Series
                            B Convertible Subordinated Notes due 2008 and the related
                            Securities Exchange Agreement, dated May 6, 1998, by and
                            between Coram, Inc., Coram Healthcare Corporation,
                            Cerberus Partners, L.P., Goldman Sachs Credit Partners,
                            L.P. and Foothill Capital Corporation, as amended.*
         10.04           -- Amendment No. 1 of Employment Agreement between the
                            Registrant and Donald J. Amaral.*
         27              -- Financial Data Schedule

---------------

* Filed herewith.

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

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ WENDY L. SIMPSON
                                              ----------------------------------
                                                       Wendy L. Simpson
                                              Executive Vice President and Chief
                                                       Financial Officer

                                  EXHIBIT INDEX


                    EXHIBIT
                    NUMBER                    DESCRIPTION
                    ------                    -----------

                    10.01  --  Amendment No. 1 and Waiver to the Securities
                               Exchange Agreement among the Company, Cerberus Partners,L.P., Goldman Sachs Credit Partners L.P., and Foothill Capital Corporation. Certain attachments and schedules to the Amendment No. 1 and Waiver are omitted from this Exhibit. The Registrant agrees to furnish supplementally any omitted exhibit or schedule to the Amendment No. 1 and Waiver.*

                    10.02  --  Promissory Notes and Security Agreement dated
                               July 21, 1998 among the Company and Foothill
                               Capital Corporation, as collateral agent for Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Partners III, L.P. and their respective successors and assigns.*

                    10.03  --  Request for Deferral of Interest Payment Under
                               the Series B Convertible Subordinated Notes due 2008 and the related Securities Exchange Agreement, dated May 6, 1998, by and between Coram, Inc., Coram Healthcare Corporation, Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation, as amended.*

                    10.04  --  Amendment No. 1 of Employment Agreement between the Registrant and Donald J. Amaral.*

                    27     --  Financial Data Schedule

                    ----------
                    * Filed herewith.