Form 10-Q
period 1998-09-30
CORAM HEALTHCARE CORP
filed 1998-11-16
CIK 924174

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 9, 1998, was 49,151,524.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  13,138      $ 108,950
  Cash limited as to use....................................        1,495          1,029
  Accounts receivable, net of allowance of $17,154 and
     $24,047................................................      103,879         86,142
  Inventories...............................................       20,808         14,277
  Deferred income taxes, net................................          500          3,077
  Other current assets......................................        4,637          9,510
                                                                ---------      ---------
          Total current assets..............................      144,457        222,985
Property and equipment, net.................................       21,715         20,050
Joint ventures and other assets.............................       18,802         19,917
Deferred income taxes, non-current..........................        4,596          2,336
Other deferred costs........................................        6,632          7,668
Goodwill, net of accumulated amortization of $66,274 and
  $57,937...................................................      238,497        243,864
                                                                ---------      ---------
          Total assets......................................    $ 434,699      $ 516,820
                                                                =========      =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  22,510      $  39,084
  Current maturities of long-term debt......................          480        150,225
  Accrued compensation......................................       10,778          7,428
  Income taxes payable......................................       10,776         10,287
  Accrued merger and restructuring..........................        7,227          8,771
  Interest payable..........................................        4,713            473
  Other current liabilities.................................       26,600         18,337
                                                                ---------      ---------
          Total current liabilities.........................       83,084        234,605
Long-term debt, including revolving lines of credit.........      251,494        150,428
Other liabilities...........................................        8,143          6,761
Stockholders' equity:
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued....................................           --             --
  Common stock, par value $.001, authorized 100,000 shares
     at September 30, 1998 and December 31, 1997, issued and
     outstanding 48,938 at September 30, 1998 and 48,069 at
     December 31, 1997......................................           49             48
  Additional paid-in capital................................      427,060        437,608
  Accumulated deficit.......................................     (335,131)      (312,630)
                                                                ---------      ---------
          Total stockholders' equity........................       91,978        125,026
                                                                ---------      ---------
          Total liabilities and stockholders' equity........    $ 434,699      $ 516,820
                                                                =========      =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      1998       1997       1998       1997
                                                    --------   --------   --------   ---------
Net revenue.......................................  $143,607   $121,934   $368,469   $ 366,228
Cost of service...................................   109,102     85,344    277,484     254,573
                                                    --------   --------   --------   ---------
Gross profit......................................    34,505     36,590     90,985     111,655
Operating expenses:
  Selling, general and administrative expenses....    24,245     23,729     66,943      70,207
  Provision for estimated uncollectible
     accounts.....................................     3,897      4,135     11,140      12,527
  Amortization of goodwill........................     2,794      3,611      8,337      10,820
  Income from litigation settlement...............        --         --         --    (156,792)
                                                    --------   --------   --------   ---------
          Total operating expense.................    30,936     31,475     86,420     (63,238)
                                                    --------   --------   --------   ---------
Operating income..................................     3,569      5,115      4,565     174,893
Other income (expense):
  Interest income.................................       302         89        964         699
  Interest expense................................    (6,114)   (15,797)   (26,372)    (55,523)
  Termination fee.................................        --         --         --      15,182
  Gain on sale of business........................        --     17,972         --      17,972
  Other income, net...............................       105        601      1,166       1,695
                                                    --------   --------   --------   ---------
Income (loss) before income taxes and minority
  interests.......................................    (2,138)     7,980    (19,677)    154,918
  Income tax expense..............................       450      3,125      1,850       3,375
  Minority interests in net income of consolidated
     joint ventures...............................       261      2,552        974       7,057
                                                    --------   --------   --------   ---------
Net income (loss).................................  $ (2,849)  $  2,303   $(22,501)  $ 144,486
                                                    ========   ========   ========   =========
Earnings (loss) per common share..................  $  (0.06)  $   0.05   $  (0.46)  $    3.06
                                                    ========   ========   ========   =========
Earnings (loss) per common share -- assuming
  dilution........................................  $  (0.06)  $   0.04   $  (0.46)  $    2.72
                                                    ========   ========   ========   =========

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net cash (used in) provided by operating activities.........  $ (8,876)   $ 66,922
Cash flows from investing activities:
  Purchases of property and equipment.......................    (7,576)    (14,561)
  Other.....................................................    (3,084)       (313)
                                                              --------    --------
          Net cash used in investing activities.............   (10,660)    (14,874)
                                                              --------    --------
Cash flows from financing activities:
  Draws on revolving line of credit.........................    17,250      10,000
  Repayment of debt.........................................   (94,380)    (54,003)
  Proceeds on issuance of promissory notes..................     6,000          --
  Consideration for warrant cancellation....................    (4,300)         --
Other.......................................................      (846)        905
                                                              --------    --------
          Net cash used in financing activities.............   (76,276)    (43,098)
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........  $(95,812)   $  8,950
                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Depreciation and amortization for the three and nine months ended September 30, 1998 and 1997 was as follows (in thousands):

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   -----------------
                                                   1998       1997      1998      1997
                                                  -------   --------   -------   -------
Depreciation....................................  $2,851    $ 3,137    $ 8,787   $ 9,662
Amortization of goodwill........................   2,794      3,611      8,337    10,820
Financing costs (included in interest
  expense)......................................     256      4,349      5,254    18,933
                                                  ------    -------    -------   -------
          Total.................................  $5,901    $11,097    $22,378   $39,415
                                                  ======    =======    =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     During the nine months ended September 30, 1997, non-cash activity included the following:

          Cancellation of the Company's Junior Subordinated PIK Notes totaling $120.0 million as a result of the litigation settlement with Caremark. See
     Note 2.

          The sale of substantially all of its Lithotripsy Business (defined in Note 3) resulting in the disposition of net assets totaling approximately $82.4 million and a receivable on the sale of business of $105.6 million, which receivable was paid in October 1997.

                            See accompanying notes.

                          CORAM HEALTHCARE CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are primarily engaged in providing alternate site (outside the hospital) infusion therapy and related services throughout the United States. In addition, the Company provides services through two branches in the province of Ontario, Canada. Other services offered by the Company include mail-order pharmacy, pharmacy benefit management, ancillary network management services and other non-intravenous infusion products and services.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. Management does not believe the effect of such reclassifications is material. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

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

     Earnings per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous earnings per share methodology. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 (in thousands, except per share data):

                                                           THREE MONTHS
                                                               ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                         -----------------   -------------------
                                                          1998      1997       1998       1997
                                                         -------   -------   --------   --------
Numerator basic and diluted earnings per share.........  $(2,849)  $ 2,303   $(22,501)  $144,486
                                                         =======   =======   ========   ========
Denominator:
  Weighted average shares..............................   48,888    44,277     48,731     43,805
  Contingently issuable shares.........................       --     3,500         --      3,458
                                                         -------   -------   --------   --------
  Denominator for basic earnings per share.............   48,888    47,777     48,731     47,263
Effect of other dilutive securities:
  Stock options........................................       --     6,287         --      5,248
  Warrants.............................................       --     1,315         --        647
                                                         -------   -------   --------   --------
  Denominator for diluted earnings per share --adjusted
    weighted average shares and assumed conversion.....   48,888    55,379     48,731     53,158
                                                         =======   =======   ========   ========
Earnings (loss) per common share.......................  $ (0.06)  $  0.05   $  (0.46)  $   3.06
                                                         =======   =======   ========   ========
Earnings (loss) per common share -- assuming
  dilution.............................................  $ (0.06)  $  0.04   $  (0.46)  $   2.72
                                                         =======   =======   ========   ========

                          CORAM HEALTHCARE CORPORATION

     In the three months and nine months ended September 30, 1998 and 1997, basic earnings per share data was computed by dividing net income or loss by the weighted average number of common shares and contingently issuable shares outstanding during the period. In 1998, diluted earnings per share computations do not give effect to stock options, warrants to purchase common stock or convertible securities, as their effect would have been anti-dilutive. In 1997, diluted earnings per share is adjusted for the dilutive effect of stock options and warrants to purchase common stock.

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

2. CAREMARK LITIGATION SETTLEMENT

     In June 1997, the Company entered into a $165.0 million settlement for litigation arising out of the purchase of certain assets of the home infusion business (the "Caremark Business") of Caremark, Inc., a wholly owned subsidiary of Caremark International, Inc. ("Caremark") in 1995. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $100.0 million principal and $20.0 million accrued interest (payable semiannually in PIK Notes of the same type) were cancelled with all payments thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash to the Company, which was received September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues, which were settled at a nominal gain in June 1998. Additionally, as part of the settlement, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit. In June 1997, the Company recorded settlement income of $156.8 million, which represents the $165.0 million settlement less related costs of $8.2 million.

3. SALE OF LITHOTRIPSY BUSINESS

     On August 20, 1997, the Company signed an agreement with Integrated Health Services, Inc. ("IHS") for the sale of the Company's interest in its thirteen lithotripsy partnerships, the stock of its equipment service company and certain related assets (the "Lithotripsy Business"). Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than the sale of its interests in three lithotripsy partnerships. Proceeds on the sale of the Lithotripsy Business totaled $126.6 million, of which $105.6 million relates to the lithotripsy partnerships conveyed to IHS on September 30, 1997. Accordingly, the Company recognized a gain of $18.0 million on the sale of business in the quarter ended September 30, 1997.

     Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interests in the three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, the Company's interests in two of such partnerships were conveyed to IHS effective October 3, 1997. Due to the Company's and IHS's inability to obtain the consent of the other partner to the transfer of Coram's interest therein, the Company's interest in the remaining partnership was returned to the Company. Effective June 1, 1998, the Company signed an agreement with IHS for the sale of the Company's remaining lithotripsy partnership for an aggregate purchase

                          CORAM HEALTHCARE CORPORATION
price of $1.0 million payable in common stock of IHS. As a result, the Company recorded other income on the sale of business of $0.7 million in the quarter ended June 30, 1998.

4. TERMINATED MERGER WITH IHS

     On October 19, 1996, the Company, IHS and IHS Acquisition XIX, Inc., a wholly owned subsidiary of IHS ("Merger Sub") entered into a merger agreement providing for the merger of Merger Sub with and into the Company. If the merger had been consummated, the Company would have become a wholly owned subsidiary of IHS.

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

5. ACQUISITIONS AND RESTRUCTURING

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance of the acquired companies. The Company may be required to pay approximately $2.2 million, subject to increase, based on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers of such acquired entities, a maximum of approximately $1.3 million of these contingent obligations, subject to increase, may be paid in cash with the remaining to be paid in shares of common stock of the Company. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable.

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

                          CORAM HEALTHCARE CORPORATION

     The Company continually evaluates the accruals and estimated costs to complete such consolidation plans and may continue to adjust amounts recorded as contingencies related to lease buyouts, contractual obligations and other facility reductions. Under the two plans, the Company has made total payments and asset disposals through September 30, 1998 as follows (in thousands):

                                                                                   BALANCE AT
                                       CHARGES THROUGH SEPTEMBER 30, 1998      SEPTEMBER 30, 1998
                                      ------------------------------------   ----------------------
                                          CASH        NON-CASH               FUTURE CASH     TOTAL
                                      EXPENDITURES     CHARGES     TOTAL     EXPENDITURES   CHARGES
                                      -------------   ---------   --------   ------------   -------
Coram Consolidation Plan:
  Merger Costs......................     $27,700       $   600    $28,300       $  200      $28,500
                                         =======       =======    =======       ======      =======
  Personnel Reduction Costs.........     $20,300       $   600    $20,900       $  300      $21,200
  Facility Reduction Costs..........      12,100        21,500     33,600           --       33,600
  Discontinuance Costs..............       2,100        29,400     31,500          200       31,700
                                         -------       -------    -------       ------      -------
          Total Restructuring
            Costs...................     $34,500       $51,500    $86,000       $  500      $86,500
                                         =======       =======    =======       ======      =======
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs.........     $11,300       $    --    $11,300       $   --      $11,300
  Facility Reduction Costs..........       9,150         3,900     13,050        3,650       16,700
                                         -------       -------    -------       ------      -------
          Total Restructuring
            Costs...................     $20,450       $ 3,900    $24,350       $3,650      $28,000
                                         =======       =======    =======       ======      =======

     The balance in the "Accrued merger and restructuring" liability at September 30, 1998 consists of future cash expenditures of $4.4 million reflected in the above table and $2.9 million of other accruals. The Company currently estimates that the future cash expenditures related to both the Coram and Caremark Business Consolidation Plans will be made in the following periods:
17% through September 30, 1999, 8% through September 30, 2000, 20% through September 30, 2001, and 55% through September 30, 2002, and thereafter. The Company believes it has adequate reserves as of September 30, 1998, to meet future expenditures related to the Coram Consolidation Plan and the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

6. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Series A Senior Subordinated Unsecured Notes................    $153,785       $
Series B Senior Subordinated Convertible Notes..............      87,922              --
New Senior Credit Facility..................................       9,250              --
Former Senior Credit Facility...............................          --          80,000
Rollover Note, including accrued interest...................          --         219,241
Other obligations, including capital leases, at interest
  rates ranging from 11% to 13%, collateralized by certain
  property and equipment....................................       1,017           1,412
                                                                --------       ---------
                                                                 251,974         300,653
Less current scheduled maturities...........................        (480)       (150,225)
                                                                --------       ---------
                                                                $251,494       $ 150,428
                                                                ========       =========

                          CORAM HEALTHCARE CORPORATION

     As of December 31, 1997, the Company's principal credit and debt agreements consisted of arrangements that were entered into on April 6, 1995, at the time of the acquisition of the Caremark Business. At December 31, 1997, these agreements included (i) borrowings under a Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank), as Agent (the "Former Senior Credit Facility") and (ii) a subordinated rollover note (the "Rollover Note").

     Former Senior Credit Facility. In January 1998, the Company repaid in full all principal, interest and related fees totaling approximately $80.1 million due under the Former Senior Credit Facility and terminated such facility. Interest on the Former Senior Credit Facility was based on margins over certain domestic and foreign indices and was accruing at the annual rate of 8.94% upon repayment. Additionally, in 1995, warrants were issued to the Company's lenders under the Former Senior Credit Facility valued at approximately $8.0 million, their value at the date of issuance, and were accounted for as interest expense through March 1997. Accordingly, the Company incurred interest of approximately $1.7 million during the nine months ended September 30, 1997 in relation to these warrants.

     Rollover Note. Through April 13, 1998, the Rollover Note carried an interest rate that was based on various indices plus a margin that increased by 0.25% quarterly and was 16.75% upon cancellation effective as of such date. During the nine months ended September 30, 1998, $10.3 million of interest was accrued on the Rollover Note. In addition, as long as the Rollover Note was outstanding, the holders had the right to receive warrants to purchase up to 20% of the outstanding shares of the common stock of the Company (the "Warrants") on a fully diluted basis. The Warrants were accounted for as interest expense and additional paid-in capital. Accordingly, the Company recorded interest expense related to the Warrants of $3.2 million in the nine months ended September 30, 1998.

     Securities Exchange Agreement. On May 6, 1998, the Company entered into a Securities Exchange Agreement (the "Securities Exchange Agreement") with the holders of its Rollover Note, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders"). The Securities Exchange Agreement provides for the cancellation of the Rollover Note (including deferred interest and fees) and the Warrants in an exchange (the "Exchange"), effective April 13, 1998, for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in original principal amount Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and (ii) $87.9 million in original principal amount of 8% Series B Senior Subordinated Convertible Notes (the "Series B Notes"). In addition, under the Securities Exchange Agreement, the Holders were given the right to approve certain new debt and the right to name one director to the Company's Board of Directors, who was elected to the board in June 1998. The Securities Exchange Agreement in which the Series A Notes and the Series B Notes were issued contains certain other customary covenants and events of default. At September 30, 1998, the Company was in compliance with all of these covenants.

     Exchange; New Senior Credit Facility. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998, the Company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes agreed to extend the Company up to $60.0 million of senior secured debt (the "New Senior Credit Facility"), subject to the completion of definitive agreements on or prior to September 30, 1998. On August 20, 1998, the Company entered into a definitive agreement for the New Senior Credit Facility providing for the availability of the $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The New Senior Credit Facility matures February 2001 and bears an interest rate of prime plus 1.5%, payable in arrears on the first

                          CORAM HEALTHCARE CORPORATION
business day of each month. The interest rate was 9.75% as of September 30, 1998. Under the New Senior Credit Facility, among other nominal fees, the Company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. During the three and nine months ended September 30, 1998 interest and related fees on the New Senior Credit Facility were $0.2 million. In addition, the terms of the New Senior Credit Facility provide for the issuance of warrants to purchase up to 1.9 million shares common stock of the Company at $0.01 per share (subject to customary adjustments). The warrants were valued at their fair value at the date of issuance, and will be accounted for as interest expense. The Company charged $0.1 million to interest expense during the three and nine months ended September 30, 1998 related to these warrants. The terms of the New Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. During the quarter and nine months ended September 30, 1998, the Holders issued letters of credit totaling $18.4 million thereby reducing the Company's availability under the New Senior Credit Facility by that amount. In addition, the terms of the New Senior Credit Facility provide for a fee of 1.0% per annum on the outstanding letter of credit obligations that is due in arrears on the first business day of each month. The New Senior Credit Facility contains certain other customary covenants and events of default. At September 30, 1998, the Company was in compliance with all of these covenants.

     Series A Notes. The Series A Notes mature on May 2001 and bear interest at the rate of 9.875% per annum (subject to adjustment to a maximum of 11.125% on March 31, 1999 if certain performance standards are not achieved), payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the Company. The Holders can require the Company to pay interest in cash if the Company exceeds a certain interest coverage ratio. During the three months and nine months ended September 30, 1998, interest expense on the Series A Notes was $3.8 million and $6.9 million, respectively. On July 15, 1998, Series A Notes totaling $3.8 million were issued in lieu of cash payment of interest due through such date.

     Series B Notes. The Series B Notes mature April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the Company. During the three months and nine months ended September 30, 1998, interest expense on the Series B Notes was $1.8 million and $3.3 million, respectively. Pursuant to a letter agreement dated July 15, 1998 between the Company and the Holders of the Series B Notes, interest due through July 15, 1998 of $1.8 million was deferred to the earlier of (i) the completion and funding of the New Senior Credit Facility or (ii) August 15, 1998 and accrued interest at a rate of 8% per annum from such date through the date of payment. The interest deferred was paid in cash on August 14, 1998, thereby eliminating the letter agreement dated July 15, 1998. The Series B Notes are convertible into shares of the Company's common stock at a conversion price (the "Conversion Price") initially equal to $3.00 per share, subject to downward reset to the prevailing market prices (calculated based on the average of the closing prices for each of the preceding 20 days) on each of April 13, 1999 and October 13, 1999. The Conversion Price will also be subject to customary anti-dilution adjustments, including adjustments for sale of common stock (other than pursuant to existing obligations or employee benefit plans) at a price below the Conversion Price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes.

     The Series A and Series B Notes are redeemable, in whole or in part, at the option of the Holders thereof in connection with any change of control of the Company (as defined in the Securities Exchange Agreement), if the Company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the Company or certain of its subsidiaries by a third party. In such instances, the Series A and Series B Notes are redeemable at 103% of the then outstanding principal amount plus accrued interest. The Series B Notes are also redeemable at the option of the Holders thereof upon maturity of the Series A Notes at the outstanding principal amount thereof plus accrued interest. In addition, the Series A Notes are callable, at any time, at 103% of the then outstanding principal amount plus accrued interest at the option of the Company.

                          CORAM HEALTHCARE CORPORATION

     In July 1998, the Company issued secured promissory notes (the "Promissory Notes") in the aggregate principal amount of $6.0 million to the Holders of the Series A and B Notes. Proceeds received from the issuance of the Promissory Notes were used for working capital purposes. The Promissory Notes matured August 20, 1998 and carried an interest rate of 12% per annum, payable in cash on the maturity date of the Promissory Notes. In August 1998, the Company used proceeds from the New Senior Credit Facility to repay in full all principal and interest totaling approximately $6.1 million, thereby eliminating the Promissory Notes.

7. LITIGATION

     On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James M. Sweeney, Patrick Fortune and Sam Leno, No. 1:95-CV-2994 (WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In Re T2 Medical, Inc. Shareholder Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996 in which they alleged that the defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder, against all of the defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities Exchange Act, and further alleges fraud by all of the defendants under Georgia law. Finally, plaintiffs allege a breach of the covenant of good faith and fair dealing by all defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In Re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price of the Company's stock trading at its alleged true value. The defendants filed a motion to dismiss the amended class action Complaint on March 13, 1996. The Court granted the Company's motion to dismiss the Complaint on February 12, 1997. The plaintiffs appealed the dismissal to the Eleventh Circuit of Appeals, and on October 15, 1998, the Eleventh Circuit denied the plaintiffs' appeal. Subsequently, the plaintiffs have petitioned the Eleventh Circuit for rehearing of the appeal and have suggested a rehearing en banc.

     The Company intends to defend itself vigorously in this matter. However because of the uncertainties inherent in litigation, no provision for any loss that may result from the suit has been made in the Company's Unaudited Condensed Consolidated Financial Statements. An adverse outcome may have a material impact to the financial position, results of operations and liquidity of the Company.

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

8. INCOME TAXES

     The effective income tax rates for the three months and nine months ended September 30, 1998 and 1997 differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates as a result of fully valuing the deferred tax assets.

     As of September 30, 1998, deferred tax assets are net of a $124.6 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future.

                          CORAM HEALTHCARE CORPORATION

Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts and other accrued liabilities that are not deductible for income tax purposes until paid or realized and to net operating loss carry-forwards that are deductible against future taxable income.

     As discussed in Note 9 of the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Internal Revenue Service (the "IRS") is in the process of examining the Company's tax return for the year ended September 30, 1995. Although it has received no formal notice, the Company understands that the IRS has taken the position that the Company's valuation of warrants issued to purchase the Company's common stock in the settlement of a class action lawsuit involving the Company's subsidiary, T(2) Medial, Inc. was overstated. Further, the IRS is challenging the Company's position that the settlement payments qualified as a specified liability loss under the net operating loss provisions of the Internal Revenue Code. The Company believes it could be assessed up to approximately $12.0 million in additional taxes for the year ended September 30, 1995. The Company will vigorously oppose the IRS in the event the IRS does formally adopt such a position. Nevertheless, due to the early phase of this matter and the uncertainties inherent in any proceeding with the IRS (in the event the IRS does formally adopt such a position), no assurance can be made that the Company will prevail.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements (as that term is defined in the private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: recent operating losses and uncertainties associated with future operating results; substantial leverage; dependence on relationships with third parties; timing of or ability to complete acquisitions; government regulation of the home health care industry; and unanticipated impacts from the Year 2000 Problem, discussed below. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. The risk factors set forth in the Company's Annual Report on Form 10-K, as amended, constitute important cautionary statements identifying important factors that could cause actual results to differ from those in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

     Business Strategy. The Company's business strategy is focused on the basic factors that could lead to profitability: revenue generation programs, cost reduction, quality improvement and cash collections. The Company's revenue generation programs include a focus on business relationships where it can provide high quality of care and operate profitably. Additionally, the Company continues to emphasize marketing efforts aimed at improving its therapy mix and physician relationships and also has continued the development of its specialty programs such as provider network development and management for managed care payors, disease-state carve-outs (i.e., vertical integration along disease-specific categories), transplant programs, mail order prescription and pharmacy benefit management services and women's health programs. Cost reduction efforts have focused on reduction of cost of services and operating expenses, assessment of poorly performing branches and review of branch efficiencies. Delivery of quality service is being monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys gathered throughout the year. Further, management continues to concentrate on reimbursement through an emphasis on improving billing and cash collections and continued assessment of systems support for reimbursement. While management believes the implementation of its business strategy has improved operating performance, no assurances can be given as to its ultimate success.

     Five Year Capitated Agreement with Aetna U.S. Healthcare, Inc. In April 1998, the Company entered into a five year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna USHC") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna USHC's disease management programs. Effective July 1, 1998, the Company began earning capitated payments on a monthly basis for covered members, assumed certain financial risk for certain home health services and began providing certain management services for a network of home health providers through its ancillary network management services. The Company's network of participating providers includes certain subsidiaries of the Company and it serves certain persons enrolled in Aetna USHC's HMO-based plans in the eight state area covered under the agreement who are presently not committed to other networks. As of July 1, 1998 the number of members covered under the agreement in such plans totaled approximately 2.2 million lives. Based on information available, the Company estimates future annual revenues of approximately $80.0 million. Ultimately, profitability under this agreement will depend on the level of utilization of services and the cost of service to the Company. Based on levels of activity (number of claims and cost of claims) experienced by the Company to date, the Company anticipates profitability under this agreement. The levels of calls received for services are higher than anticipated, however, this information has been shared with Aetna USHC which has stated that it would, in its discretion, consider an adjustment to the rates payable to Coram under the agreement. The Company will continue to monitor the arrangement and the utilization of services by eligible Aetna USHC members as greater visibility to the data becomes available. However, no assurance can be given that actual experience will result in the realization of profitability under this Agreement.

     Debt Restructuring and Refinancing. At December 31, 1997, the Company had two principal long-term debt instruments, the Former Senior Credit Facility and the Rollover Note and related Warrants, the combined outstanding balance of which was approximately $300.7 million. During the nine months ended September 30, 1998, the Company completed the restructuring of its debt. The debt restructuring included repayment of all amounts due under the Former Senior Credit Facility, the consummation of an exchange of the Rollover Note and related Warrants for certain subordinated debt and the execution of a New Senior Credit Facility. As a result of this debt restructuring described more fully in
Note 6 to the Unaudited Condensed Consolidated Financial Statements, the Company's principal debt instruments at September 30, 1998 include $153.8 million of Series A Senior Subordinated Unsecured Notes, $87.9 million of Series B Senior Subordinated Convertible Notes and $9.3 million outstanding under the New Senior Credit Facility. Consequently, the Company experienced a reduction in interest expense of approximately $9.5 million and $22.3 million, respectively, during the three months and nine months ended September 30, 1998 compared to the same periods in 1997.

     Strategic Alternatives. Future strategic alternatives considered by the Company include, among others, the pursuit of opportunities in its alternate site infusion therapy business, including consolidation with or acquisition of other companies in its core business or in businesses complimentary to the Company's business. The Company is also pursuing certain other initiatives such as the addition of a new Clinical Research and Medical Informatics Division to assist pharmaceutical, biotech and medical device companies and expedite clinical research trials. Management believes that completion of the debt restructuring, combined with the addition of the New Senior Credit Facility, will allow the Company to pursue these other initiatives. There can be no assurance that any acquisitions or other strategic alternatives will be consummated or will be available to the Company on commercially acceptable terms.

     Factors Affecting Recent Operating Results. The most significant factors affecting the Company's recent operating performance and financial condition are as follows:

          (i) growth in the Company's ancillary network management services with the addition of the five-year capitation agreement with Aetna USHC in July 1998;

          (ii) expansion and improved sales efforts in the Company's mail order pharmacy and pharmacy benefit management services;

          (iii) sale of substantially all of the Company's interest in its Lithotripsy Business in the third quarter of 1997, with the remaining interest sold in the second quarter of 1998, allowing the Company to significantly reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business;

          (iv) ongoing pricing pressure in the Company's core infusion business as a result of an unfavorable shift in payor mix and intense competition among infusion providers. The following table sets forth the approximate percentages of the Company's infusion net revenue for the three months ended September 30, 1998, June 30, 1998, and September 30, 1997:

                                                    SEPTEMBER 30,   JUNE 30,   SEPTEMBER 30,
                                                        1998          1998         1997
                                                    -------------   --------   -------------
Private Indemnity Insurance and Other
  Non-contracted Payors...........................        23%          27%           27%
Managed Care Organizations and Other Contracted
  Payors..........................................        54%          47%           45%
Medicare and Medicaid Programs....................        23%          26%           28%
                                                         ---          ---           ---
          Total...................................       100%         100%          100%
                                                         ===          ===           ===

          (v) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company, or who have entered into risk bearing relationships with third-party payors pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the Company.

RESULTS OF OPERATIONS

     Certain Quarterly Comparisons (unaudited; in thousands except per share data):

                                                              THREE MONTHS ENDED,
                                                    ----------------------------------------
                                                    SEPTEMBER 30,   JUNE 30,   SEPTEMBER 30,
                                                        1998          1998         1997
                                                    -------------   --------   -------------
Net revenue.......................................    $143,607      $117,173     $121,934
Cost of service...................................     109,102        87,882       85,344
                                                      --------      --------     --------
Gross profit......................................      34,505        29,291       36,590
Operating expenses:
  Selling, general and administrative expenses....      24,245        21,625       23,729
  Provision for estimated uncollectible
     accounts.....................................       3,897         3,577        4,135
  Amortization of goodwill........................       2,794         2,778        3,611
                                                      --------      --------     --------
          Total operating expense.................      30,936        27,980       31,475
                                                      --------      --------     --------
Operating income..................................       3,569         1,311        5,115
Other income (expense):
  Interest income.................................         302           218           89
  Interest expense................................      (6,114)       (6,083)     (15,797)
  Gain on sale of business........................          --            --       17,972
  Other income, net...............................         105           728          601
                                                      --------      --------     --------
Income (loss) before income taxes and minority
  interests.......................................      (2,138)       (3,826)       7,980
  Income tax expense..............................         450           400        3,125
  Minority interests in net income of consolidated
     joint ventures...............................         261           302        2,552
                                                      --------      --------     --------
Net income (loss).................................    $ (2,849)     $ (4,528)    $  2,303
                                                      ========      ========     ========
Earnings (loss) per common share..................    $  (0.06)     $  (0.09)    $    .05
                                                      ========      ========     ========
Earnings (loss) per common share -- assuming
  dilution........................................    $  (0.06)     $  (0.09)    $    .04
                                                      ========      ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     NET REVENUE. Net revenue increased $26.4 million from $117.2 million in the quarter ended June 30, 1998 compared to $143.6 million in the quarter ended September 30, 1998. The increase in net revenue can be attributed to i) an increase in base infusion business of $7.2 million resulting primarily from an increase in patient census of 2.5% and a favorable shift in reimbursement resulting from an increase in the provision of certain medically complex therapies; ii) an improvement of $16.7 million in the Company's ancillary network management services attributed primarily to the addition of the capitated contract with Aetna USHC providing for approximately $20.7 million in net revenue offset by termination or expiration in its other unprofitable contractual agreements at the Company's option; and iii) an increase of $2.7 million in the Company's mail order pharmacy and pharmacy benefit management services resulting from the expansion of services and improved sales efforts. See also "Factors Affecting Recent Operating Results."

     GROSS PROFIT. Gross profit increased $5.2 million from $29.3 million in the quarter ended June 30, 1998 to $34.5 million in the quarter ended September 30, 1998, while gross margin decreased slightly from 25.0% in the quarter ended June 30, 1998 to 24.0% in the quarter ended September 30, 1998. The decrease in gross margin results directly from an increase in cost of sales as a percent of revenue in the ancillary network management services as a result of the additional capitated contract with Aetna USHC. See "Factors Affecting Recent Operating Results."

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A expense increased $2.6 million or 12%, from $21.6 million in the quarter ended June 30, 1998 to $24.2 million in the quarter ended September 30, 1998. However, SG&A expense as a percentage of net revenue declined from 18.5% in the three months ended June 30, 1998 to 16.9% in the three months ended September 30, 1998. The change is due primarily to additional operating costs of $1.9 million in the ancillary network management services resulting from the growth of business attributable to the addition of the capitated contract with Aetna USHC in July 1998. See also "Factors Affecting Recent Operating Results."

     OPERATING INCOME. The Company recorded operating income of $3.6 million during the quarter ended September 30, 1998 compared to an operating income of $1.3 million during the quarter ended June 30, 1998. The increase in operating income is due primarily to the increase in gross profits offset by increased SG&A costs described above.

     NET LOSS. Net loss for the quarter ended September 30, 1998 is $2.8 million compared to a net loss of $4.5 million for the quarter ended June 30, 1998. As discussed above, the improvement of $1.7 million can be attributed primarily to the $5.2 million improvement in gross profit which was partially offset by the increase in total operating expense of $3.0 million.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     As previously discussed in "Factors Affecting Recent Operating Results," the Company sold substantially all its Lithotripsy Business in 1997, while retaining its interest in one lithotripsy partnership until it was sold effective June 1, 1998. During the three months ended September 30, 1997, the Lithotripsy Business provided net revenue of $13.0 million, gross profit of $8.2 million and operating income of $5.9 million to the Company's operations.

     NET REVENUE. Net revenue increased $21.7 million or 17.8%, from $121.9 million in the quarter ended September 30, 1997 to $143.6 million in the quarter ended September 30, 1998. The change in net revenue can be attributed to i) an increase in base infusion business of $9.1 million resulting primarily from an increase in patient census of 7.6% and an increase in the provision of certain medically complex therapies; ii) an improvement of $19.5 million in the Company's ancillary network management services attributed primarily to the addition of the capitated contract with Aetna USHC providing for approximately $20.7 million in net revenue; iii) an increase of $6.1 million in the Company's mail order pharmacy and pharmacy benefit management services resulting from the expansion of services and improved sales efforts; and iv) a decrease in net revenue of $13.0 million provided by the Company's Lithotripsy Business in 1997. See "Factors Affecting Recent Operating Results."

     GROSS PROFIT. Gross profit decreased $2.1 million from $36.6 million or a gross margin of 30.0% in the quarter ended September 30, 1997 to $34.5 million or a gross margin of 24.0% in the quarter ended September 30, 1998. The decline in gross margin resulted primarily from the loss of gross margins provided by the Lithotripsy Business. Additionally, the Company's ongoing base business gross margins have decreased from 26% in the quarter ended September 30, 1997 to 24% in the quarter ended September 30, 1998 due primarily to an increase in cost of sales as a percent of revenue in the ancillary network management services as a result of the additional capitated contract with Aetna USHC. See "Factors Affecting Recent Operating Results."

     OPERATING INCOME. The Company recorded operating income of $3.6 million during the quarter ended September 30, 1998 compared to operating income of $5.1 million during the quarter ended September 30, 1997. The decline in operating income is due primarily to the decrease in gross profits described above.

     INTEREST EXPENSE. Interest expense decreased by $9.7 million or 61.3%, from $15.8 million in the quarter ended September 30, 1997 to $6.1 million in the quarter ended September 30, 1998. The decline is due primarily to a decrease in interest expense of $5.5 million resulting from the completion of the Exchange contemplated by the Securities Exchange Agreement and a decrease of $4.2 million in interest expense as a result of the payment and termination of the Former Senior Credit Facility in January 1998. See also "Debt Restructuring and Refinancing" and Note 6 to the Unaudited Condensed Consolidated Financial Statements.

     GAIN ON SALE OF BUSINESS. In the quarter ended September 30, 1997, the Company recorded a gain on the sale of business, net of related costs, of $18.0 million in connection with the sale of its Lithotripsy Business. See also Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     INCOME TAX EXPENSE. Income tax expense decreased $2.6 million, from $3.1 million in the quarter ended September 30, 1997 to $0.5 million in the quarter ended September 30, 1998. The 1997 third quarter expense represents income tax expense related to the sale of the Lithotripsy Business.

     MINORITY INTEREST IN NET INCOME OF CONSOLIDATED JOINT VENTURES. Minority interest expense decreased $2.3 million, from $2.6 million in the quarter ended September 30, 1997 to $0.3 million in the quarter ended September 30, 1998. The decrease is due primarily to the sale of substantially all of the Company's Lithotripsy Business in September 1997. See also Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     NET INCOME (LOSS). During the quarter ended September 30, 1998, the Company recognized a net loss of $2.8 million compared to a net income of $2.3 million during the quarter ended September 30, 1997. Excluding the effects of the non-recurring $18.0 million gain on sale of the Lithotripsy Business recorded in the quarter ended September 30, 1997, the net loss declined by $12.9 million. The reduction in net loss can be attributed primarily to the decrease in interest expense of $9.7 million and the decrease in minority interest expense of $2.3 million.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     As previously discussed in "Factors Affecting Recent Operating Results," the Company sold substantially all its Lithotripsy Business in 1997, while retaining its interest in one lithotripsy partnership until it was sold effective June 1, 1998. During the nine months ended September 30, 1998 and 1997, the Lithotripsy Business provided the following to the Company's operations (in millions):

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              -----   ------
Net revenue.................................................  $0.7    $36.9
Gross profit................................................   0.4     23.3
Operating income............................................   0.4     17.4

     NET REVENUE. Net revenue increased $2.2 million, from $366.3 million in the nine months ended September 30, 1997 to $368.5 million in the nine months ended September 30, 1998. The change in net revenue can be attributed to i) the $36.2 million decrease in net revenue provided by the Company's Lithotripsy Business in 1997; ii) an increase in base infusion business of $5.4 million resulting primarily from an increase in patient census of 2.5% and increase in the provision of certain medically complex therapies; iii) an improvement of $20.7 million in the Company's ancillary network management services attributed primarily to the addition of the capitated contract with Aetna USHC providing for approximately $20.7 million in net revenue; and iv) a growth of approximately $12.6 million in the Company's mail order pharmacy and pharmacy benefit management services resulting from the expansion of services and improved cross-selling with infusion business. See "Factors Affecting Recent Operating Results."

     GROSS PROFIT. Gross profit decreased $20.7 million from $111.7 million or a gross margin of 31% in the nine months ended September 30, 1997 to $91.0 million or a gross margin of 25% in the nine months ended September 30, 1998. The decline in gross margin resulted primarily from the loss of gross margins provided by the Lithotripsy Business. Additionally, the Company's ongoing business gross margins have decreased from 27% in the nine months ended September 30, 1997 to 25% in the nine months ended September 30, 1998 due primarily to an increase in cost of sales as a percent of revenue in the ancillary network management services as a result of the additional capitated contract with Aetna USHC. See "Factors Affecting Recent Operating Results."

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expense decreased $3.3 million or 4.7%, from $70.2 million in the nine months ended September 30, 1997 to $66.9 million in the nine months ended September 30, 1998. Additionally, SG&A expense as a percent of net revenue declined from 19.5% in the nine months ended September 30, 1997 to 16.9% in the nine months ended September 30, 1998. The change in expense results from a combined reduction of approximately $3.8 million in corporate and field administrative costs including, among other things, a decrease in collection agency fees and insurance costs, a reduction of $3.2 million in SG&A costs associated with the Lithotripsy Business offset by additional operating costs of $2.8 million in the ancillary network management services resulting from the growth of business attributable to the addition of the capitated contract with Aetna USHC in July 1998. See also "Factors Affecting Recent Operating Results."

     PROVISION FOR ESTIMATED UNCOLLECTIBLE ACCOUNTS. Provision for estimated uncollectible accounts decreased $1.4 million, from $12.5 million or 3.4% of net revenue in the nine months ended September 30, 1997 to $11.1 million or 3.0% of net revenue in the nine months ended September 30, 1998. Excluding net revenue provided by the Lithotripsy Business in 1997, provision for uncollectible accounts was approximately 3.8% of net revenue. The decrease in the provision is attributed primarily to the growth in revenue provided to the Company under capitation contracts such as the agreement with Aetna USHC commencing in July 1998. Additionally, the Company's net days sales outstanding ("DSO") remained constant at 76 days at September 30, 1998 and 1997, respectively. See Note 1 to the Unaudited Condensed Consolidated Financial Statements -- "Provision for Estimated Uncollectible Accounts."

     AMORTIZATION OF GOODWILL. Amortization of goodwill decreased $2.5 million or 22.9%, from $10.8 million during the nine months ended September 30, 1997 to $8.3 million during the nine months ended September 30, 1998. The decrease is due to the reduction of goodwill associated with the Company's Lithotripsy Business, a substantial portion of which was sold in September 1997.

     INCOME FROM LITIGATION SETTLEMENT. During the nine months ended September 30, 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark Litigation. No such income was recognized in the nine months ended September 30, 1998. See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

     OPERATING INCOME. The Company recorded operating income of $4.6 million during the nine months ended September 30, 1998 compared to operating income of $174.9 million during the nine months ended September 30, 1997. Excluding the effects of the non-recurring $156.8 million income from the Caremark litigation settlement recognized in the nine months ended September 30, 1997, operating income decreased

$13.5 million. The reduction in operating income can be attributed to the decrease in gross profit of $20.7 million offset by a decrease of $7.2 million in operating expenses described above.

     INTEREST EXPENSE. Interest expense decreased by $29.1 million or 52.5%, from $55.5 million in the nine months ended September 30, 1997 to $26.4 million in the nine months ended September 30, 1998. The decline is due primarily to a decrease in interest expense of $9.5 million resulting from the completion of the Exchange contemplated by the Securities Exchange Agreement and a decrease of $15.0 million in interest expense as a result of the payment and termination of the Former Senior Credit Facility in January 1998. Additionally, interest expense decreased $4.8 million as a result of the cancellation of the Junior Subordinated Pay-In-Kind notes in conjunction with the settlement of the Caremark Litigation. See also "Debt Restructuring and Refinancing" and Notes 2 and 6 to the Unaudited Condensed Consolidated Financial Statements.

     TERMINATION FEE. During the nine months ended September 30, 1997, the Company recorded termination fee income, net of related costs, of $15.2 million in connection with the termination of the proposed merger with IHS. No such income was recognized in the nine months ended September 30, 1998. See also Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     GAIN ON SALE OF BUSINESS. In the nine months ended September 30, 1997, the Company recorded a gain on sale of business, net of related costs, of $18.0 million in connection with the sale of its Lithotripsy Business.

     INCOME TAX EXPENSE. Income tax expense decreased $1.5 million, from $3.4 million in the nine months ended September 30, 1997 to $1.9 million in the nine months ended September 30, 1998. Income tax expense in the nine months ended September 30, 1998 resulted from state and local tax obligations as well as a provision for certain pending examinations while income tax expense for the same period in 1997 resulted from the sale of substantially all of the Lithotripsy Business in September 1997. See also Note 9 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

     MINORITY INTEREST IN NET INCOME OF CONSOLIDATED JOINT VENTURES. Minority interest expense decreased $6.1 million, from $7.1 million in the nine months ended September 30, 1997 to $1.0 million in the nine months ended September 30, 1998. The decrease is due primarily to the sale of substantially all of the Lithotripsy Business in September 1997. See also Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     NET INCOME (LOSS). During the nine months ended September 30, 1998, the Company recognized a net loss of $22.5 million compared to a net income of $144.5 million during the nine months ended September 30, 1997. Excluding the effects of the non-recurring $156.8 million income from litigation settlement, the $15.2 million non-recurring termination fee income, and the $18.0 million non-recurring gain on sale of substantially all of the Lithotripsy Business in September 1997, the net loss declined by $23.0 million. The change in net loss can be attributed to the decrease in interest expense of $29.1 million, minority interest expense of $6.1 million, and operating expenses of $7.1 million offset by the decline in gross profit of $20.7 million as described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $95.9 million from $109.0 million at December 31, 1997 to $13.1 million at September 30, 1998. The decrease was primarily due to the repayment of the Former Senior Credit Facility of $80.0 million and due to cash used in operating and investing activities of $8.9 million and $10.7 million, respectively. Cash used in operating activities was primarily for the increase in accounts receivable as a result of internal growth, the increase in inventory to secure supplies of drugs that may experience short-term shortages and the increase in liabilities resulting from the addition of the capitated agreement with Aetna USHC. Cash used in investing activities was primarily for the purchase of equipment in the Company's infusion business and equipment purchased to support the agreement with Aetna USHC. See also "Factors Affecting Recent Operating Results."

     With the completion of its debt restructuring, the Company believes that it has and will continue to have sufficient cash flows to meet current debt requirements and fund its operations through its cash flows provided by operations as well as amounts available under the New Senior Credit Facility. As of September 30, 1998, the Company's borrowing base was $54.4 million, as calculated under certain provisions of the New Senior Credit Facility, of which $18.4 million was reserved for letters of credit and $9.3 million was utilized for working capital purposes. There can be no assurance that the future cash flows from operations or amounts available under the New Senior Credit Facility will be sufficient to fund its operations or current and future debt obligations. See also Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

YEAR 2000 ISSUES

     Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before March 31, 1999.

     Medical Equipment and Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of medical equipment, office and facilities equipment and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has initiated communications with its major suppliers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Third Party Payors. Management believes that the most significant risk to the Company for the Year 2000 Problem is the effect such issues may have on third party payors, such as medicare. News reports have indicated that various agencies of the federal government may have difficulty becoming Year 2000 compliant before the Year 2000. The Company has not yet undertaken to quantify the effects of such noncompliance or to determine whether such quantification is even possible. The Company has initiated communications with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third party payors to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by March 1999. Depending on systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of back up equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     Management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many Year 2000 Problem related failures will occur or the severity, duration or financial consequences of these inevitable failures.

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. In 1998, a bill was introduced into Congress that would establish a new benefit under Part B of the Medicare program for certain outpatient prescription drugs including certain infusion therapies currently covered by the medicare program and others that are not currently covered. Under this new benefit, a home infusion supplier would be reimbursed for the acquisition cost of the covered drugs supplied and for certain other costs related to the administration of the services. Currently, the Company receives reimbursement for the therapies currently covered by Medicare pursuant to a schedule of "allowable" charges established by the Healthcare Financing Administration ("HCFA"). Because many of the material terms of the proposed benefit are vague, the Company can not predict the impact that enactment of this legislation would have on the Company, if any. If the cost of delivering and administering the covered therapies would be reimbursed at rates below the Company's, adoption and implementation of the bill would have a material adverse impact on the Company.

     On August 5, 1997, President Clinton signed into law the Budget Reconciliation Act of 1997, which provides for reductions in Medicare and Medicaid of over $115 billion and $13 billion, respectively, over five years. The impact of these reductions on the health care industry in general and the Company specifically cannot be determined at this time. The Budget Reconciliation Act provides that Part A home health agency providers and Part B durable medical equipment suppliers under the Medicare program must post surety bonds in an amount equal to the greater of 15% of the amount paid to the agency or branch by Medicare in the previous year (up to a maximum of $3,000,000) or $50,000, whichever is greater. Posting the bonds will be a prerequisite for participation in the Medicare program once the implementing regulations take effect. HCFA issued rules implementing the surety bond requirements for Part A home health providers, but the effectiveness of the rules has been delayed. HCFA is reportedly reviewing its rules for Part A home health providers. The Company has learned that HCFA intends to issue the implementing regulations for Part B durable medical equipment suppliers after the rules applicable to Part A providers become effective. Similar surety bond rules are expected to follow as requirements for participation in various state Medicaid programs. Once the implementing rules become effective, the Company will pursue the necessary bonds.

     The Company cannot predict whether any of the above referenced bills, rules or proposals or any other proposals will be adopted. No assurance can be given that the implementation of the new parenteral and enteral nutrition benefit, the new outpatient prescription drug benefit, the Budget Reconciliation Act or any other reforms will not have a material adverse effect on the business of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James M. Sweeney, Patrick Fortune and Sam Leno, No. 1:95-CV-2994 (WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In Re T2 Medical, Inc. Shareholder Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996 in which they alleged that the defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder, against all of the defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities Exchange Act, and further alleges fraud by all of the defendants under Georgia law. Finally, plaintiffs allege a breach of the covenant of good faith and fair dealing by all defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In Re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price of the Company's stock trading at its alleged true value. The defendants filed a motion to dismiss the amended class action Complaint on March 13, 1996. The Court granted the Company's motion to dismiss the Complaint on February 12, 1997. The plaintiffs appealed the dismissal to the Eleventh Circuit of Appeals, and on October 15, 1998, the Eleventh Circuit denied the plaintiffs' appeal. Subsequently, the plaintiffs have petitioned the Eleventh Circuit for rehearing of the appeal and have suggested a rehearing en banc.

     The Company intends to defend itself vigorously in this matter. However because of the uncertainties inherent in litigation, no provision for any loss that may result from the suit has been made in the Company's Unaudited Condensed Consolidated Financial Statements. An adverse outcome may have a material impact to the financial position, results of operations and liquidity of the Company.

     The Company is party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity of the Company. For a discussion of certain legal proceedings to which the Company is party, see Part I -- Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1997.

ITEM 2. CHANGE IN SECURITIES

       (C) Sales of Unregistered Securities

     In August 1998, in connection with its New Senior Credit Facility, the Company issued warrants (the "1998 Warrants") to purchase an aggregate of 1,900,000 shares, subject to adjustment, of the Company's common stock to Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P., and Foothill Income Trust, L.P. The 1998 Warrants have an exercise price of $0.01 per share, subject to adjustment. The Company granted certain demand and "piggy-back" registration rights to the holders of the 1998 Warrants. The 1998 Warrants were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Prime vendor agreement between Coram Healthcare
                            Corporation and Cardinal Health. Certain portions of this
                            Exhibit have been omitted pursuant to a request for
                            confidential treatment. The entire Exhibit has been filed
                            confidentially with the Securities Exchange Commission.*
          27.1           -- Financial Data Schedule*
          27.2           -- Restated Financial Data Schedule*

---------------

* Filed herewith.

 (B) Reports on Form 8-K

     On September 2, 1998, the Company filed a report on Form 8-K reporting the completion and receipt of initial funding under a new senior credit facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ WENDY L. SIMPSON

                                              ----------------------------------
                                                       Wendy L. Simpson
                                                 Executive Vice President and
                                                   Chief Financial Officer
November 16, 1998

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Prime vendor agreement between Coram Healthcare
                            Corporation and Cardinal Health. Certain portions of this
                            Exhibit have been omitted pursuant to a request for
                            confidential treatment. The entire Exhibit has been filed
                            confidentially with the Securities Exchange Commission.
          27.1           -- Financial Data Schedule
          27.2           -- Restated Financial Data Schedule