Form 10-K
period 1998-12-31
CORAM HEALTHCARE CORP
filed 1999-04-01
CIK 924174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 1-11343

                          CORAM HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                          33-0615337
      (State or other jurisdiction of                             (IRS Employer
       Incorporation or organization)                          Identification No.)

    1125 SEVENTEENTH STREET, SUITE 2100
              DENVER, COLORADO                                        80202
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (303) 292-4973

          Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                                  WHICH REGISTERED
--------------------------------------------       --------------------------------------------
  Common Stock ($.001 par value per share)                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 25, 1999, there were outstanding 49,426,422 shares of the Registrant's common stock, which is the only class of voting stock of the Registrant outstanding. As of such date, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant based on the closing price for the common stock on the New York Stock Exchange on March 25, 1999, was approximately $78.7 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

STATEMENT ON FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("Coram" or the "Company") that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: history of operating losses and uncertainties associated with future operating results; significant outstanding indebtedness; limited liquidity; reimbursement related risks; dependence on relationships with third parties; timing of or ability to complete acquisitions; government regulation of the home health care industry; and unanticipated impacts from the Year 2000 Issue. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS.

GENERAL OVERVIEW

     Lines of Business. The Company is engaged in three principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     Coram delivers its alternate site infusion therapy services through approximately 90 branch offices located in 44 states and Ontario, Canada. Infusion therapy involves the intravenous administration of anti-infective therapy, intravenous immunoglobulin ("IVIG"), chemotherapy, pain management, nutrition and other therapies.

     The Company provides ancillary network management services through its Resource Network division ("R-Net"), which manages networks of home health care providers on behalf of health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), at-risk physician groups and other managed care organizations. R-Net serves its customers through two primary call centers and three satellite offices.

     The Company delivers pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services division ("CPS"), which provides pharmacy benefit management services as well as specialty mail-order prescription drugs for chronically ill patients from two primary mail order facilities and four branch locations. The pharmacy benefit management service provides on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services are delivered through two main facilities which provide centralized distribution, compliance monitoring, patient education and clinical support to a wide variety of patients.

     Business Strategy. The Company's overall business strategy is focused on the basic factors that could lead to profitability: strategic revenue generation programs, cost reduction and control, quality improvement and cash collections. The Company's revenue generation programs are focused on business relationships where the Company can provide high quality care while operating profitably. In the Company's alternate site infusion therapy business, the Company is continuing to emphasize marketing efforts aimed at improving its therapy mix, physician relationships and payor relationships. It has also continued the development of its specialty programs aimed at serving patients requiring intravenous nutrition; pre- and post-transplant patients; patients with HIV/AIDS; and patients with chronic disorders such as hemophilia, immune deficiencies and alpha-one antitrypsin deficiency. The R-Net division remains focused on marketing to HMOs, PPOs, at-risk physician groups and other managed care payors desiring to reduce their overall health care expenditures through management of the home health services utilized by their members. Meanwhile, the CPS division has focused its marketing efforts on smaller health plans, including companies with self-insured plans, self funded employer health plans, labor unions, managed care payors and patient populations with specialized needs such as pre- and post- transplant patients, patients with HIV/AIDS and chronic conditions such as diabetes and asthma. In 1999, the Company intends to expand the reach of the CPS division by developing the capability to accept orders for its specialty mail-order pharmacy services over the Internet.

     The Company has implemented cost reduction and control programs focused on the reduction and control of cost of services and operating expenses, assessment of poorly performing branches and review of branch efficiencies. Delivery of quality service in the Company's infusion therapy division in particular is being closely monitored through an internal task force, rigorous reporting and independent patient satisfaction surveys. Furthermore, management throughout the Company is continuing to concentrate on reimbursement by emphasizing improved billing and cash collections methods and continued assessment of systems support for reimbursement.

     In 1998, the Company established a Mergers and Acquisitions Department which has evaluated numerous potential acquisitions in markets that would permit the Company to grow its local or regional business either through one of its three principal lines of business or through complimentary home health services such as respiratory therapy, durable medical equipment and home health nursing. Other strategic alternatives have also been reviewed. No material strategic acquisitions were made in 1998, and there can be no assurance that any acquisitions or other strategic alternatives will be consummated or will be available to the Company on commercially acceptable terms.

     While management believes the implementation of its overall business strategy has improved operating performance throughout the Company, no assurances can be given as to its ultimate success. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY HISTORY

     The Company was formed on July 8, 1994 as a result of a merger (the "Four-Way Merger") by and among T(2) Medical, Inc. ("T(2) Medical"), Curaflex Health Services, Inc. ("Curaflex"), Medisys, Inc. ("Medisys") and HealthInfusion, Inc. ("HealthInfusion"), each of which was a publicly-held national or regional provider of home infusion therapy and related services. Each of these companies became and is now a wholly-owned subsidiary of the Company. This transaction was accounted for as a pooling of interests.

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

     As of January 1, 1997, the Company provided lithotripsy services through a controlling interest in 11 lithotripsy partnerships and two wholly-owned lithotripsy entities. The Company also owned a lithotripsy management company and a lithotripter maintenance company. Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. On August 20, 1997, the Company signed an agreement with Integrated Health Services, Inc. ("IHS") for the sale of the Company's interest in its thirteen lithotripsy partnerships, the lithotripsy management company, the stock of its equipment service company and certain related assets (the "Lithotripsy Business"). Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the Company's interests in the three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997. Due to the Company's and IHS's inability to obtain the consent of the other partner to the transfer of Coram's interest therein, the Company retained its interest in the remaining partnership. Effective June 1, 1998, the Company completed the sale of its remaining lithotripsy partnership to IHS. See Note 5 to the Company's Consolidated Financial Statements.

DELIVERY OF ALTERNATE SITE INFUSION SERVICES

     General. Infusion patients are primarily referred to the Company following diagnosis of a specific disease or upon discharge from a hospital. The treating physician will generally determine whether the patient is a candidate for home infusion treatment. Typically a hospital discharge planner, the patient's physician or a managed care payor will recommend or determine the infusion company to which a patient is referred even though the patient ultimately has the freedom to choose his or her own service provider. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs requires patient training, specialized equipment and periodic monitoring by skilled nurses and pharmacists. Most therapies require either a gravity-based flow control device or an electro-mechanical pump to monitor the drugs. Some therapies are administered continuously; most, however, are given for prescribed periods of time. Coram's nurses and pharmacists work with the patient's doctor to track the patient's condition and update the therapy as necessary. The duration of the patient's treatment may last from as little as a few days to the lifetime of the patient.

     Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion centers, or "branches," that provide the following functions: (i) patient intake and monitoring; (ii) drug mixing and preparation by pharmacists and pharmacy technicians; (iii) clinical pharmacy services; (iv) nursing services; (v) materials management, including drug and supply inventory and delivery; (vi) billing, collections and benefit verification; (vii) marketing to local referral sources, including doctors, hospitals and payors; and (viii) general management. The Company's branch facilities typically are leased and generally consist of 1,500 to 36,000 square feet of office space in suburban office parks, often in close proximity to major medical facilities. A typical branch has a fully equipped pharmacy, offices for administrative personnel and a storage warehouse. A typical branch employs a branch manager, licensed pharmacists, pharmacy technicians, registered nurses, and selling and administrative personnel. Each branch serves the market area in which it is located, generally within a two-hour driving radius of the patients served, as well as outlying locations where it can arrange appropriate nursing services. Satellite branches are also used. These smaller branches contain limited supplies and pharmacy operations and are used as support centers to respond to patient needs in specific geographical areas.

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

     When a patient's suitability for home care has been confirmed, the patient and the patient's designated care-giver receives training and education concerning the therapy to be administered, including the proper infusion technique and care and use of intravenous devices and other equipment used in connection with the therapy. The environmental assessment and training are generally performed by the Company's nurses.

     Prior to the patient receiving treatment services from the Company, the treating physician develops the patient's plan of care and communicates it to the local branch's clinical support team, including its nurses and pharmacists. This team will work with the treating physician and the managed care coordinator, if applicable, to administer the plan of care and monitor the patient's progress. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician and the managed care coordinator with reports on the patient's condition, maintaining an information flow that allows the treating physician to actively manage the patient's treatment. The treating physician always remains responsible for the patient's care, including changing the patient's plan of care to meet the patient's needs.

     Upon the patient's arrival home, a nurse from the local branch typically oversees the administration of the patient's first home infusion treatment. Thereafter, the frequency of nursing visits depends upon the particular therapy the patient is receiving. During these subsequent visits, the nurse may check and adjust the patient's infusion site, intravenous lines and related equipment, obtain blood samples, change the pump settings and/or drug administration and assess the patient's condition and compliance with the plan of care. The patient's supplies and drugs are typically delivered on a weekly basis depending on the therapy and the particular drugs being administered. The treating physician and the managed care coordinator, if applicable, remain actively involved in the patient's treatment by monitoring the administration of the plan of care and revising the plan as necessary.

ALTERNATE SITE INFUSION THERAPY PRODUCTS AND SERVICES

     General. Coram provides a variety of infusion therapies, principally anti-infective therapy, IVIG and nutrition. The initiation and duration of these therapies is determined by a physician based upon a patient's diagnosis, treatment plan and response to therapy. Certain therapies, such as anti-infective therapy, are generally used in the treatment of temporary conditions such as infections, while others, such as nutrition, may be required on a long-term or permanent basis. The infusion therapies are administered at the patient's home by the patient, the designated care-giver or an employee or agent of the Company. In patient groups such as immune suppressed patients (e.g., AIDS/HIV, cancer and transplant patients), anti-infective therapy may be provided periodically over the duration of the primary disease or for the remainder of the patient's life.

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

     IVIG. IVIG therapy involves the administration of a blood derivative product (gammaglobulins) which is administered to patients with immune deficiencies conditions. IVIG therapy is most commonly administered to patients with primary immune deficiencies or autoimmune disorders. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Patients receiving IVIG therapy for autoimmune disorders receive the therapy intermittently over a period of months depending on their condition. During 1997 and 1998, the Company experienced difficulties in obtaining IVIG due to a national shortage of this product and has therefore increased its inventory of this product to meet demand. The ongoing shortage of IVIG may make it harder to service patients, which may adversely impact the Company's future results of operations.

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

     Other Therapies. The Company provides other technologically advanced therapies such as chemotherapy, pain management, intravenous inotropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for prevention of blood clots and anti-nausea therapy for chemotherapy induced emesis. Hydration therapy is often administered in conjunction with intravenous chemotherapy. In addition, the Company provides other therapies for diseases such as hemophilia and alpha-1-antitrypsin deficiency. Currently, each such therapy amounted to less than 5% of the Company's infusion therapy net revenue for each of the years ended December 31, 1998 and 1997. The Company continually evaluates new infusion therapies and intends to add therapies which enable it to continue to provide full service to its patients and payors. For example, the Company has developed a program and is treating pre- and post-transplant patients. This treatment program includes proprietary patient assessment and monitoring protocols and the delivery of a wide range of intravenous and oral medications.

     Clinical Research and Medical Informatics Services. Coram has been providing support services for clinical research studies for the alternate site infusion therapy business since 1995. In 1998, the Company created a Clinical Research and Medical Informatics division and began devoting additional resources to and actively marketing its capabilities in this arena. Through its national network of over 1,100 full-time equivalent alternate site infusion nurses and pharmacists, utilizing integrated information systems, Coram can offer its customers the opportunity to complete some of the most challenging aspects of a clinical trial more quickly by: (i) providing single source contracting through a central office for national services; (ii) assisting in the identification of potential investigators; (iii) providing nurse study coordinators at the physician's office; (iv) providing alternate site services such as therapy administration, specimen collection, patient education and training, patient assessments and data collection; (v) providing alternate site pharmacy services; and (vi) providing patient screening and surveying services. Through Coram's Clinical Research and Medical Informatics division, clinical data from the infusion therapy business integrated data warehouse can be analyzed to provide information necessary to make important product development and marketing decisions by biopharmaceutical and managed care organizations. The Clinical Research and Medical Informatics division provides data collection and integration services as well as pharmaceoconomic, outcomes and utilization analyses. Additionally, Coram has developed a proprietary reporting system, the Corameters(R) Utilization and Outcomes Reporting System, to demonstrate resource utilization trends in alternate site settings. This division also provides reports to facilitate the satisfaction of certain reporting requirements of the Health Plan Employer Data and Information Set ("HEDIS") and the "ORYX" initiative of the Joint Commission on the Accreditation of Health Care Organizations ("JCAHO").

R-NET: ANCILLARY NETWORK MANAGEMENT SERVICES

     R-Net offers ancillary network management services to HMOs, PPOs, at-risk physician groups and other managed care organizations for the home health services offered under their benefits plans. As of December 31, 1998, R-Net was providing its services to its customers' plans that covered approximately 3.5 million lives. Typically, a network of home health services providers managed by the R-Net division include providers of home infusion, home nursing, durable medical equipment, respiratory therapy, home hospice, medical supplies, women's health, orthotics, prosthetics and other home health services identified by the customer. Each network provider is contracted with R-Net and receives referrals of patients from R-Net. Where appropriate, the Company's infusion and CPS divisions participate in the networks established by R-Net.

     As in the Company's infusion therapy business, patients in need of home health services are referred to R-Net following diagnosis of a specific disease or upon discharge from a hospital. R-Net intake personnel receive these referrals from physicians, hospital discharge personnel and other referral sources. The intake personnel then review the treatment ordered and confirm the member's eligibility and availability of a home health benefit. If the care ordered is not covered, the referral source is notified so that the referral source may make other arrangements to obtain the prescribed service. If the care ordered is covered and the patient is eligible, the network provider selected for the patient will render the care ordered, submit their claims for reimbursement to R-Net and receive payment from R-Net for the services rendered.

     R-Net also offers certain utilization management, utilization review and outcomes reporting services to its payor customers. If requested by its customer, R-Net may, in certain instances, review the necessity or propriety of the medical treatments or services prescribed by comparing them with clinical pathways or other utilization guidelines adopted by the relevant payor customer. If the treatments ordered do not conform to the applicable guidelines, R-Net will notify the payor by making a negative recommendation. In turn, the payor's medical director or care management personnel will determine whether the care is medically necessary and communicate the ultimate coverage decision to the patient and R-Net. R-Net typically requires its payor customers to provide fee for service reimbursement for any services authorized by the payor's medical director that are beyond the scope of the patient's health plan benefit. R-Net also provides many of its payor customers with outcomes reports. These reports identify home health service utilization by the payor's members. The goal of these reports is to assist R-Net's payor customers in achieving cost efficiencies while obtaining appropriate clinical outcomes.

CPS: PHARMACY BENEFIT MANAGEMENT AND SPECIALTY MAIL-ORDER PHARMACY SERVICES

     CPS offers its HMO, PPO, at-risk physician groups, self funded employer benefit plans, labor organizations and other managed care customers pharmacy benefit management and specialty mail-order pharmacy services. Its pharmacy benefit management services include on-line claims administration, formulary management and drug utilization review through a nationwide network of over 40,000 retail pharmacies. As of December 31, 1998, the Company had approximately 35 such arrangements in place for pharmacy benefit management services.

     CPS's specialty mail-order pharmacy service offers centralized distribution, compliance monitoring, patient education and clinical support to patients with specialized needs. In particular, CPS has focused its marketing efforts on serving patients enrolled with its pharmacy benefit management customers and patients with diabetes, organ transplants, HIV/AIDS, growth deficiencies and other chronic conditions. As of December 31, 1998, CPS served approximately 9,000 patients per month with its specialty mail-order pharmacy services.

     CPS is currently developing the capability to receive orders for its specialty mail-order pharmacy products, supplies and services over the Internet. CPS anticipates entering this "E-commerce" market by the third quarter of 1999.

ALTERNATE SITE INFUSION THERAPY ORGANIZATION AND OPERATIONS

     General. In the first quarter of 1999, the Company undertook an organizational realignment to effect a functional reporting structure. The Company's alternate site infusion therapy business operations are conducted through approximately 90 branches. The branches are divided into four geographic areas. Each area has an Area Vice-President of Operations who reports to the Senior Vice-President of Operations, and an Area Vice-President of Sales who reports to the Senior Vice-President of Sales. The Senior Vice-Presidents report to the Company's Chief Operating Officer. The Company's new organizational structure was designed to create operating and decision making efficiencies associated with operating and managing the Company. The Company believes that the functional approach to management better facilitates high quality local decision making, which allows it to attract and retain experienced local managers and be responsive to local market needs.

     Operating Systems and Controls. An important factor in Coram's ability to monitor its operating locations is its management information systems. Besides routine financial reporting, the Company has developed a performance model for monitoring its field operations in its infusion business. Actual operating results derived from its management information systems are compared to the performance model, enabling management to identify opportunities for increased efficiency and productivity. The Company believes that the use of standardized, specific performance matrices and the identification of best demonstrated practices facilitates operating improvement.

     The Company endeavors to ensure that its local managers have the appropriate authority and ability to perform effectively by providing them with training, comprehensive policies and procedures and standardized systems. The Company has designed various management incentive plans that reward performance based on revenue, accounts receivable collection, inventory control and contribution of earnings before interest expense, income taxes, depreciation and amortization ("EBITDA").

R-NET ORGANIZATION AND OPERATIONS

     General. The R-Net division is operated from its two primary call centers and three satellite offices. The division's call center located in Whippany, New Jersey was opened in 1998 for the purposes of replacing its former Totowa, New Jersey call center and providing a suitable facility for rendering the services required of R-Net under the Master Agreement with Aetna U.S. Healthcare, Inc. ("Aetna USHC") that was signed in April 1998. R-Net also maintains a call center in Houston, Texas. Together, R-Net's primary call centers provide administrative services for the division and management and intake services for several payor customers. The R-Net division's satellite offices are devoted to servicing the members of only one or two local customers.

     The R-Net division's sales and operations are directed by the Company's Chief Operating Officer. All R-Net sales personnel report to a Vice President of Sales for the division who reports to the Company's Chief Operating Officer. All other R-Net functions report to the Senior Vice President of Operations. Reporting to the Senior Vice President of Operations are a Vice President of Operations and the directors of reimbursement and provider relations.

     Operating Systems and Controls. All R-Net facilities use the same information system. In 1998, the division implemented a new communications system that permits R-Net personnel to process referrals while receiving the order from the referral source. R-Net intake personnel can input information regarding the service referral and access the most cost effective and appropriate provider of care available within the R-Net provider network. R-Net's information system permits R-Net to coordinate referral dispatch, case authorization, benefit level review and claims payment functions electronically.

CPS ORGANIZATION AND OPERATIONS

     General. In 1998, the CPS division operated from its centralized facility located in Omaha, Nebraska. In March 1999, CPS opened a new centralized pharmacy location in Orlando, Florida. Ultimately, the Orlando facility will replace the Nebraska facility as the primary CPS call center and specialty mail-order pharmacy location. However, the Company intends to keep the Omaha facility open to service specific payor and clinical needs. In addition, the Company maintains four other satellite pharmacy operations to permit the Company to satisfy specific local customer and payor requirements. One of the satellite pharmacies functions as a walk-in retail pharmacy and is located in a large hospital.

     Operating Systems and Controls. CPS utilizes a management information system that was developed specifically for supporting its business operations. The system facilitates referral intake, benefit authorizations, member eligibility and claims submission functions.

     The CPS division is managed by a division President who reports to the Company's President. Reporting to the CPS President is a Vice President of Operations and a Vice President of Marketing. Each of these Vice Presidents has directors and managers reporting to them that handle specific operations and sales tasks.

REIMBURSEMENT OF SERVICES

     Virtually all of Coram's operating revenue in each of its lines of business is derived from third-party payors, including private insurers, managed care organizations such as HMOs and PPOs, at-risk physician groups, and governmental payors such as Medicare and Medicaid. Similar to other medical service providers, the Company experiences lengthy reimbursement periods in certain circumstances as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, documentation, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. The Company has developed substantial expertise in processing claims and carefully screening new cases to determine whether adequate reimbursement will be available.

     In certain instances, particularly in the R-Net division, the Company has agreed to accept fixed fee or capitated fee arrangements. Under a capitated fee arrangement, the Company will agree to deliver or arrange for the delivery of certain home health services required under the payor customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. Before establishing the appropriate per member per month fee, the Company typically reviews utilization data provided by the payor customer and/or other available utilization data obtained by the Company through the prior operation of R-Net business or through other sources. In some instances, the per member per month rates will be adjusted or reconciled periodically to reflect actual utilization to prevent excess losses by the Company or excess expense outlays by the payor customer. Furthermore, the Company obtains stop-loss insurance to protect it from unanticipated losses associated with the cost of treatments for a particular patient with extraordinary needs or for the cost of treatments provided to all patients enrolled in a customer's plan. As of December 31, 1998, the Company was a party to 12 capitated arrangements, including the five-year capitated agreement that was signed with Aetna USHC in April 1998 for R-Net Services. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Background."

     Private indemnity payors typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payors, although net revenue and gross profits from private and other third-party non-governmental payors have been affected by the continuing efforts to contain or reduce reimbursement for health care. An increasing percentage of Coram's revenue has been derived in recent years from agreements with HMOs, PPOs, other managed care providers and other contracted payors. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts and provide opportunities to generate greater volume than traditional indemnity referrals. Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, and through the Medicare and Medicaid programs. The Healthcare Financing Administration ("HCFA") has developed, for use in the Medicare Part B program, a national fee schedule for respiratory therapy, home medical equipment and infusion therapy which provides reimbursement at 80% of the amount of any fee on the schedule. A substantial amount of the revenue the Company receives from the Medicare program originates from the Part B program. The remaining 20% co-insurance portion is the obligation of secondary insurance and/or the patient.

QUALITY ASSURANCE

     Coram has established quality improvement programs for its infusion therapy business that implement service standards and enable the Company to monitor whether the objectives of those standards are met. As of December 31, 1998, the corporate office and 79 branches, including related satellite locations, had been surveyed by JCAHO. All of the branches re-surveyed received accreditation, 32 of which were accredited with commendation, the highest award possible. As of March 15, 1999, six branches that were recently acquired or established had not been surveyed. In 1999, the Company began triennial re-surveys including the newly acquired and established branches.

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

     In addition, Coram's Clinical Services Department assists branch management in assessing the levels of service being provided.

COMPETITION

     The alternate site infusion therapy, ancillary network management services and pharmacy benefit management and specialty mail-order pharmacy markets are all highly competitive. Some of Coram's current and potential competitors in these lines of business include (i) integrated providers of alternate site health care services; (ii) hospitals; (iii) local providers of multiple products and services for the alternate site health care market; (iv) physicians and physician organizations such as independent practice associations and multi-specialty group practices; (v) large national mail order pharmacies, including mail order pharmacies affiliated with or owned by managed care organizations; and (vi) retail pharmacy stores. The Company has experienced increased competition, particularly in its alternate site infusion therapy business, from hospitals and physicians that have sought to increase the scope of services offered through their facilities, including services similar to those offered by the Company.

     The Company competes on a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. Competition within the Company's three principal lines of business have been affected by the decision of third-party payors and their case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers may become a prerequisite to Coram's ability to continue to serve many of its patients. Similarly, the ability of the Company to align itself with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by the Company.

     There are relatively few barriers to entry in the local markets which Coram serves. Local or regional companies are currently competing in many of the health care markets served by the Company and others may do so in the future. Entrance into the local markets by competitors could cause a decline in sales, loss of market acceptance of the Company's services and price competition. The Company expects to continue to encounter competition in the future that could limit its ability to maintain or increase its market share. Such competition could have an effect on the business, financial condition and results of operations of the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors -- Intensely Competitive Industry."

SALES AND MARKETING

     The Company's alternate site infusion therapy products and services are marketed through its field sales force, branch sales personnel and various media formats to its primary referral sources. Substantially all of Coram's new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. The R-Net and CPS divisions each have their own dedicated sales forces that market each division's services to certain payor customers. In addition, these division sales people pursue customers identified by the sales personnel employed by the Company's infusion therapy division. The Company's sales forces in each of its lines of business are responsible for establishing and maintaining referral sources. All sales employees receive a base salary plus incentive compensation based on profitable revenue growth.

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

     As a result of escalating pressures to contain health care costs, third-party payors are participating to a greater extent in decisions regarding health care alternatives using their significant bargaining power to secure discounts and to direct referrals of their enrollees to providers. In response, Coram has modified its sales and development focus to aggressively pursue agreements with third-party payors, managed care organizations and provider networks that provide high quality, cost-effective care. The Company maintains a dedicated sales force in each of its lines of business to enhance its efforts to market and sell its services to managed care payors. In the Company's infusion therapy division, managed care sales representatives are deployed in each market and at the corporate level with additional resources focused on large national payors. The Company is currently focusing its efforts in its infusion therapy business on increasing referrals through selected managed care agreements with the goal of being the exclusive infusion provider as well as selling specialty programs such as nutrition, chronic care and transplant services to these key customers.

CUSTOMERS AND SUPPLIERS

     The Company provides alternate site home health care services and products to a large number of patients. Excluding Medicare and Medicaid, which collectively represented 20% of net revenue for 1998, and Aetna USHC and its affiliated payors, which represented 12% of net revenue for 1998 under its arrangement with the R-Net division and other service agreements with the Company, no other single payor accounted for more than 5% of Coram's net revenue for 1998. The Company purchases products from a large number of suppliers and considers its relationships with its vendors to be good. The Company believes that substantially all of its products are available from alternative sources with terms consistent in all material respects to its present agreements.

GOVERNMENT REGULATION

     General. The federal government and all states in which Coram currently operates regulate various aspects of the Company's business. In particular, Coram's operations are subject to extensive federal and state laws regulating, among other things, the provision of pharmacy, home care, nursing services, ancillary network management services, health planning, health and safety, environmental compliance and toxic and medical waste disposal. The Company is also subject to fraud and abuse and self referral laws, which affect its business relationships with physicians and other health care providers and referral sources and its reimbursement from government payors. Generally, all states require infusion companies to be licensed as pharmacies and to have appropriate state and federal registrations for dispensing controlled substances. Some states require infusion companies to be licensed as nursing or home health agencies and to obtain medical waste permits. In addition, certain employees of the Company are subject to state laws and regulations governing the ethics and professional practice of pharmacy and nursing.

     The Company may also be required to obtain certification or register to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established Certificate of Need programs regulating the establishment or expansion of health care operations, including certain of Coram's operations. The failure to obtain, renew or maintain any of the required regulatory approvals, certifications, registrations or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. Coram's operating results could be adversely affected, directly or indirectly, as a result of any such sanctions. The Company believes it complies in all material respects with these and all other applicable laws and regulations. The health care services industry will continue to be subject to pervasive regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not result in a material adverse change to the Company.

     Fraud and Abuse. The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) that imposes criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by federal health care programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the federal health care programs. Federal health care programs have been defined to include any plan or program that provides health benefits which is funded by the United States Government and commonly include Medicare, Medicaid and Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), among others. Civil suspension for anti-kickback violations can also be imposed through an administrative process, without the imposition of civil monetary penalties. In addition, violations of the anti-kickback statute may be prosecuted as false claims under Medicare law, the penalties for which include return of payments received, fines and exclusion from participation. Federal enforcement officials may also attempt to use other general federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $10,000 per claim plus treble damages, and permits private persons to sue on behalf of the government. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered, but has not yet adopted, federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payor source.

     In addition to the payment or receipt of illegal remuneration for the referral or generation of Medicare or Medicaid business, the fraud and abuse law covers other billing practices that are considered fraudulent (such as presentation of duplicate claims, claims for services not actually rendered or for procedures that are more costly than those actually rendered) or abusive (such as claims presented for services not medically necessary based upon a misrepresentation of fact) subject to the same remedies described above.

     Similarly, a large number of states have varying laws prohibiting certain direct or indirect remuneration between health care providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these laws include loss of licensure, exclusion from state funded programs, and civil and criminal penalties.

     Prohibition on Physician Referrals. Under the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid program to an entity with which the physician has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. Aspects of the Company's business which are "designated health services" for purposes of Stark II include outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between, the physician and the provider. Coram has financial relationships with physicians and physician owned entities in the form of medical director agreements and services agreements pursuant to which the Company provides pharmacy or R-Net ancillary network management services. In each case the relationship has been structured using an arrangement the Company believes to be consistent with applicable exceptions set forth in Stark II, such as the personal services arrangements exception or the exception for payments by a physician for items and services.

     Under Stark II, an entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity can also receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs on physician self-referrals, with similar penalties. In addition, a number of the states in which the Company operates have similar prohibitions on physician self referrals with similar penalties. Although the Company believes it has structured its financial relationships with physicians to comply with such Stark II and applicable state law equivalents, a failure to comply with the provisions of such laws could have a material adverse effect on the Company.

     Other Fraud and Abuse Laws. The False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in civil monetary penalties and exclusion from the Medicare and Medicaid programs. The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any health care benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Recently, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area. A failure to comply with any of the fraud and abuse laws could have a material adverse effect on the Company.

     Medicare and Health Care Reform. As part of the Balance Budget Act of 1997 (the "BBA"), Congress made numerous changes that affect the participation of Part A certified home health agency providers and Part B suppliers like the Company in the Medicare program.

     Pursuant to regulations proposed under the BBA, Part A certified home health agencies will be required, as a condition of their participation in Part A of the Medicare program, to post surety bonds. The bonds are to be used to secure such entities' performance and compliance with Medicare program rules and requirements. The regulations applicable to Medicare certified home health providers, as originally published, would require each Medicare certified home health provider to obtain a surety bond in an amount equal to the greater of 15% of the annual amount Medicare paid to the provider in the prior year (up to a maximum of $3,000,000) or $50,000. The deadline for securing such bonds has been extended indefinitely, while HCFA reviews the bonding requirements. HCFA has indicated that the new compliance date will be sixty days after the publication of the final rule. The Company believes, based upon currently available information derived from its discussions with surety bond brokers and organizations that issue surety bonds, that the necessary bonds will not be generally available to home health providers until HCFA revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of March 25, 1999, the Company had only five Medicare certified home health providers, none of which has obtained a surety bond.

     The Company understands that HCFA will be issuing separate surety bond regulations applicable to Part B durable medical equipment suppliers. If the regulations applicable to Part B suppliers are similar to those published for Part A providers, the Company would be required to post bonds for each of its branches that participate in the Part B program in the same amounts as those described above for Part A home health service providers. Virtually all of the Company's branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being required by state Medicaid programs. If the Company is required to post surety bonds under the Medicare and Medicaid programs for each of its Part A home health agency providers and Part B durable medical equipment supplier locations, the Company will be required to obtain bonds in the minimum face amount of approximately $17.5 million. If the Company is not able to obtain all of the necessary bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources -- Part A and Part B Medicare Surety Bonds."

     The BBA also reduced reimbursement for oxygen and oxygen related therapies by 25% effective January 1, 1998, with an additional 5% reduction effective January 1, 1999. In addition, the BBA eliminated the consumer price index updates for payments for durable medical equipment and "reasonable charge" payments for parenteral and enteral nutrients, supplies and equipment for the next five years, thereby "freezing" the payment amount for such items until the year 2003. The BBA also initiated the implementation of a prospective payment system for home health services for cost reporting periods beginning on or after October 1, 1999 and certain demonstration projects for competitive bidding of, at a minimum, oxygen and oxygen equipment, through December 31, 2002. While the details of the prospective payment and competitive bidding systems are unclear, there can be no assurance that adoption of these systems, and the reductions and freezes described above, will not result in a material decrease in the amount of reimbursement the Company receives from the Medicare program for the services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion services the Company may provide in the future.

     Further statutes or regulations may be adopted which would impose additional requirements in order for Coram to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect its business operations. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care services and to manage and contain its cost. The Company is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or whether such changes, if made, will have a material adverse effect on its business, financial position and results of operations.

     State Laws Regarding Fee Splitting, Provision of Medicine and
Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although Coram believes its operations as currently conducted are in material compliance with existing applicable laws, certain aspects of the Company's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict its existing operations or its expansion.

     Most states have laws regulating insurance companies and HMOs. The Company is not qualified in any state to engage in either the insurance or HMO business, but the Company has registered one of its subsidiaries as a risk-taking preferred provider organization in one state due to proposed activities under an R-NET relationship with a licensed insurance organization. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third-party payors, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk-sharing arrangements by and among such providers. State regulators are also reviewing whether risk-bearing entities are subject to insurance or HMO regulation. The Company believes that its practices are consistent with those of other health care companies and do not constitute licensable HMO or insurance activities. To the extent such licenses may be required, the Company will make the necessary filings and registrations to achieve compliance with applicable law. However, given the limited regulatory history with respect to such practices, there can be no assurance that states requiring licensure will not attempt to assert jurisdiction. If the states pursue actions against the Company and/or its customers, the Company may be compelled to restructure or refrain from engaging in certain business practices.

     Pharmacies and Home Health Agencies. All of Coram's pharmacies are licensed in the states in which they are located and in the states where its products are delivered. All of these pharmacies also have Controlled Substances Registration Certificates issued by the Drug Enforcement Administration of the United States Department of Justice. Many states in which the Company operates also require home infusion companies to be licensed as home health agencies. The failure of a branch facility to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect the existing operations of that branch facility.

     Other Regulations. Coram's operations are subject to various state hazardous and medical waste disposal laws. The laws currently in effect do not classify most of the waste produced during the provision of the

Company's services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all health care facilities, including the Company's branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. Furthermore, employers are required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain recordkeeping requirements. The Company believes it is in material compliance with the foregoing laws and regulations.

     T(2) Medical Settlement. In September 1994, T(2) Medical, entered into a settlement agreement with the United States (the "T(2) OIG Settlement Agreement") settling claims arising out of an investigation by the Department of Health and Human Services Office of Inspector General ("OIG") into certain operations of T(2) Medical, which occurred prior to the Four-Way Merger. T(2) Medical, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/ Medicaid reimbursement. The T(2) OIG Settlement Agreement imposes certain restrictions upon the types of relationship that T(2) Medical may have with referring physicians and imposes a five-year reporting obligation upon T(2) Medical. During 1994 and the first quarter of 1995, the Company restructured or terminated a large number of relationships with physicians in order to meet the requirements of the T(2) OIG Settlement Agreement, Stark II and Coram's own compliance standards. The Company has implemented measures to ensure compliance with the T(2) OIG Settlement Agreement and has engaged Richard P. Kusserow, the former Inspector General of the Department of Health and Human Services, as a consultant to assist the Company in its continued development and administration of its compliance program. The Company's internal regulatory compliance review program is intended to deal with compliance issues under the T(2) OIG Settlement Agreement and with other legal, regulatory and ethical compliance issues. However, no assurance can be given that Coram's business arrangements, present or past (or those of its predecessors or divested subsidiaries, affiliates or partnerships), will not be the subject of an investigation or prosecution by a federal or state governmental authority in the future. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution.

     The Company regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed it in material noncompliance with any applicable statute or regulation. The health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Risk Factors -- Governmental Regulation."

EMPLOYEES

     As of December 31, 1998, Coram had approximately 3,000 full-time equivalent employees (3,600 full and part-time employees). None of the Company's employees is currently represented by a labor union or other labor organization, or covered by a collective bargaining agreement. Approximately 36% of the employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, billing and reimbursement, branch operations, clinical coordinators, financial and systems professionals. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

     The Company's headquarters are located in Denver, Colorado and consist of approximately 27,000 square feet of office space leased through August 1999. The Company has signed a letter of intent to renew its Denver lease for an additional two-year term. The R-Net division's principal office and call center located in

Whippany, New Jersey occupies approximately 40,000 square feet of office space leased through August 2004. The CPS division's call center and specialty mail order pharmacy facility located in Orlando, Florida occupies approximately 26,000 square feet of office space leased through February 2006. As of March 15, 1999, the Company as a whole had approximately 100 facilities throughout the United States and Canada, totaling approximately 1.0 million square feet of facility space with monthly rent aggregating approximately $0.9 million. The Company believes that the loss of the lease on any one facility would not materially effect the Company.

ITEM 3. LEGAL PROCEEDINGS.

     On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno, No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T(2) Medical, Inc. Shareholder Litigation. The plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 10b-5 promulgated thereunder, against all of the defendants. The Complaint also alleges controlling person liability against the individual defendants under
Section 20(a) of the Exchange Act, and further alleges fraud by all of the defendants under Georgia law. Finally, the plaintiffs allege a breach of the covenant of good faith and fair dealing by all defendants. The plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T(2) Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price, and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The defendants filed a motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's motion to dismiss on February 12, 1997. The plaintiffs appealed the dismissal to the Eleventh Circuit Court of Appeals, which affirmed the dismissal on October 15, 1998. The plaintiffs filed a petition with the United States Supreme Court on March 15, 1999 for a writ of certiorari, and the Company intends to respond to the petition.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the Company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the Company. The Company has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. The Company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which affects the prior year's tax liability. The Company has been advised by the IRS that it will receive a notice of deficiency with respect to the proposed adjustments. The Company intends to contest the notice of deficiency through administrative proceedings or litigation, and will vigorously defend its current position. The most significant proposed adjustment relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. Due to the uncertainty of final resolution, the Company's financial statements include a reserve for these issues. The Company would, however, be required to pay from its cash resources any deficiency resulting from resolution of the proposed adjustments, plus interest. Due to the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation, no assurance can be given that the Company will prevail. If the Company does not prevail with respect to the proposed material adjustments, the financial position and long-term liquidity of the Company could be materially adversely affected. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors -- Certain Legal Proceedings," and Note 9 to the Company's Consolidated Financial Statements.

     The Company intends vigorously to defend itself in the matters described above. Nevertheless, due to the uncertainties inherent in litigation and IRS proceedings, the ultimate disposition of the matters described in the preceding paragraphs cannot presently be determined. Accordingly, except for the settlement of the

Shareholder Litigation described in Note 12 to the Company's Consolidated Financial Statements, charges recorded for various litigation settlements that are not individually material to the Company and the reserve established for the tax case as discussed above, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the Company's Consolidated Financial Statements. An adverse outcome in any such litigation or proceedings could have a material adverse effect to the financial position, results of operations and liquidity of the Company.

     On July 7, 1997, the Company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the Company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the Company all of Caremark's claims and causes of action against Caremark's auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the Company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the Company. The case was dismissed from the court in California because of inconvenience to witnesses with a right to re-file in Illinois. The Company re-filed the lawsuit in state court in Illinois. PricewaterhouseCoopers LLP filed a motion to dismiss the Company's lawsuit in the state court in Illinois on several grounds, but their motion was denied on March 15, 1999. The lawsuit has progressed into the discovery stage. There can be no assurance of any recovery from PricewaterhouseCoopers LLP. See Note 3 and Note 12 to the Company's Consolidated Financial Statements.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the Company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CRH". The following table sets forth the high and low sale prices of the common stock as reported on the New York Stock Exchange Composite Tape for the periods indicated:

                                                          HIGH            LOW
                                                          ----            ---
Calendar Year 1997
  First Quarter......................................      5 7/8          3 3/4
  Second Quarter.....................................      4              1 1/4
  Third Quarter......................................      5 3/16         3 1/8
  Fourth Quarter.....................................      5              2 3/4
Calendar Year 1998
  First Quarter......................................      3 3/8          2 1/8
  Second Quarter.....................................      3              1 1/2
  Third Quarter......................................      2 11/16        1 5/16
  Fourth Quarter.....................................      2 9/16         1 5/16

     As of March 25, 1999, there were 5,137 record holders of the Company's common stock. On March 25, 1999, the last reported sale price of the common stock on the NYSE was $1.6875 per share.

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

     The Company did not sell any of its equity securities in the three months ended December 31, 1998 that were not registered under the Securities Act of 1933 (the "Act"), as amended. The Company issued 38,495 shares of the Company's common stock on March 1, 1999 in reliance upon exemptions provided by Sections 4(2) and 3(b) of the Act and the regulations promulgated thereunder, in satisfaction of the Company's obligation under an agreement entered into by one of the Company's predecessors in connection with its acquisition of a mail order pharmacy business.

     The continued listing criteria of the NYSE require the Company to satisfy certain maintenance standards, including $12.0 million in net tangible assets and an average pre-tax income of $0.6 million. The Company has been advised by the NYSE that it does not currently meet such continued listing criteria. The Company must meet such continued listing criteria or other performance criteria acceptable to the NYSE to maintain its listing on the NYSE. The Company is reporting its performance and discussing its listing status with the NYSE. There can be no assurance that the Company will be able to maintain its listing with the NYSE. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors -- New York Stock Exchange ("NYSE") Continued Listing Criteria; Risks, Relating to Listing."

     The holders of the Company's Series B Convertible Subordinated Notes (the "Series B Notes") have the right to convert the Series B Notes into shares of the Company's common stock. In addition, such holders and/or their affiliates are lenders under the Series A Senior Subordinated Notes (the "Series A Notes") of the Company, and are lenders under the New Senior Credit Facility pursuant to which they were issued warrants to purchase 1.9 million shares of the Company's common stock. In certain circumstances and depending upon possible adjustments to the conversion price of the Series B Notes that are scheduled to first take effect on April 13, 1999, such holders may be in a position to influence the business and affairs of the Company and, in certain circumstances and assuming conversion of the Series B Notes and exercise of related warrants, such holders may own collectively a majority of the issued and outstanding common stock of the Company and be in a position to take steps to control the affairs of the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors -- Equity Conversion Rights Held by Existing Debt Holders" and Note 8 to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Amounts are in thousands, except per share data.

                                                         YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                            1998       1997       1996        1995        1994
                                          --------   --------   ---------   ---------   ---------
INCOME STATEMENT DATA:
Net revenue.............................  $526,516   $473,141   $ 529,618   $ 608,618   $ 453,145
Cost of service.........................   394,532    337,537     369,337     465,743     315,831
                                          --------   --------   ---------   ---------   ---------
  Gross profit..........................   131,984    135,604     160,281     142,875     137,314
Operating expenses:
  Selling, general and administrative
     expenses...........................    96,571     93,167     104,261     133,037      81,907
  Provision for estimated uncollectible
     accounts...........................    15,343     16,209      29,045      68,912      36,817
  Amortization of goodwill..............    11,139     13,586      15,259      15,307       8,971
  Charge for long-lived assets and
     acquired receivables:
     Goodwill and other long-lived
       assets(1)........................        --         --          --     166,373          --
     Valuation of acquired
       receivables(2)...................        --         --          --      37,000          --
  Merger expenses(3)....................        --         --          --          --      28,500
  Provision for (income from) litigation
     settlements(4).....................        --   (156,792)     27,875          --      23,220
  Restructuring costs, net(5)...........    (3,900)        --          --       6,158      95,500
                                          --------   --------   ---------   ---------   ---------
          Total operating expenses......   119,153    (33,830)    176,440     426,787     274,915
                                          --------   --------   ---------   ---------   ---------
Operating income (loss).................    12,831    169,434     (16,159)   (283,912)   (137,601)
  Interest income.......................     1,102      2,242       1,497       1,531       2,469
  Interest expense(6)...................   (32,734)   (75,026)    (78,767)    (49,741)     (7,414)
  Gains on sales of businesses(7).......     1,071     26,744          --          --          --
  Termination fee(8)....................        --     15,182          --          --          --
  Other income (expense), net...........      (266)     1,517       2,115      (2,117)        865
                                          --------   --------   ---------   ---------   ---------
Income (loss) before income taxes and
  minority interests....................   (17,996)   140,093     (91,314)   (334,239)   (141,681)
  Income tax expense (benefit)..........     2,300      7,550     (13,998)    (11,154)    (26,231)
  Minority interest in net income of
     consolidated joint ventures........     1,399      7,283       7,698      10,964      12,622
                                          --------   --------   ---------   ---------   ---------
Net income (loss).......................  $(21,695)  $125,260   $ (85,014)  $(334,049)  $(128,072)
                                          ========   ========   =========   =========   =========
Earnings (loss) per common share........  $  (0.44)  $   2.64   $   (2.05)  $   (8.39)  $   (3.32)
                                          ========   ========   =========   =========   =========
Earnings (loss) per common share --
  assuming dilution.....................  $  (0.44)  $   2.30   $   (2.05)  $   (8.39)  $   (3.32)
                                          ========   ========   =========   =========   =========
Cash dividends per common share(9)......        --         --          --          --          --
BALANCE SHEET DATA:
Cash and cash equivalents...............  $     53   $108,950   $  15,375   $  26,735   $  30,134
Working capital (deficit)...............    64,559    (11,620)   (132,529)     37,422      83,811
Total assets............................   437,619    516,820     545,309     687,849     576,439
Long-term debt, net of current
  portion(10)...........................   242,162    150,428     266,641     439,309     119,726
Stockholders' equity (deficit)..........    92,857    125,026     (21,482)     18,040     322,261

---------------

     Earnings per common share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). For further discussion of earnings per share and the impact of Statement 128, see the notes to the Company's Consolidated Financial Statements. The financial data prior to 1998 has been restated to conform with the 1998 presentation.

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

 (5) In 1994, as a result of the Four-Way Merger, Coram initiated a merger and restructuring plan (the "Coram Consolidation Plan") and recorded an estimated cost to complete the Coram Consolidation Plan of $95.5 million. In 1998, it was determined that the plan was substantially complete and the reserve was reversed. See Note 6 to the Company's Consolidated Financial Statements.

 (6) Interest expense increased significantly in 1995 due to increased borrowings to finance the acquisition of the Caremark Business and other acquisitions, merger costs and other working capital requirements, as well as the related amortization of deferred financing costs and warrants. Interest expense decreased significantly in 1998 due to a repayment of the Company's Former Senior Credit Facility and a restructuring of its subordinated debt.

 (7) In 1998 and 1997, the Company sold its Lithotripsy Business to IHS and recorded a gain on sale of $0.7 million and $26.7 million, respectively.

 (8) In 1997, the Company received $21.0 million from the termination of a merger agreement with IHS. As a result, the Company recorded other income of $15.2 million, representing the $21.0 million termination fee less related costs.

 (9) Excludes dividends paid by predecessor entities prior to the July 1994 Four-Way Merger.

(10) On October 13, 1995, two major lenders of the Company, who issued credit in connection with the acquisition of the Caremark Business, agreed to restructure major terms of their debt agreements. As a result of the restructuring, the maturity date was shortened. In March 1996, Coram reclassified a portion of the long-term balance to current. The current portion of long-term debt was $0.3 million, $150.2 million, $198.0 million, $67.1 million and $5.9 million at December 31, 1998, 1997, 1996, 1995 and
     1994, respectively. In 1998, the Company's debt instruments were restructured and the maturity dates were extended.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: history of operating losses and uncertainties associated with future operating results; significant outstanding indebtedness; limited liquidity; reimbursement related risks; dependence on relationships with third parties; timing of or ability to complete acquisitions; government regulation of the home health care industry; and unanticipated impacts from the Year 2000 Issue. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

     General. The Company is engaged in three principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     Business Strategy. The Company's overall business strategy is focused on the basic factors that could lead to profitability: strategic revenue generation programs, cost reduction and control, quality improvement and cash collections. The Company's revenue generation programs include a focus on business relationships where the Company can provide high quality of care while operating profitably. In the Company's alternate site infusion therapy business, the Company is continuing to emphasize marketing efforts aimed at improving its therapy mix, physician relationships and payor relationships. It also has continued the development of its specialty programs aimed at serving patients requiring intravenous nutrition; pre- and post-transplant patients; patients with HIV/AIDS; and patients with chronic disorders such as hemophilia, immune deficiencies and alpha-one antitrypsin deficiency. The R-Net division remains focused on marketing to HMOs, PPOs, at-risk physician groups and other managed care payors desiring to reduce the overall cost of their health care expenditures through management of the home health services utilized by their members. Meanwhile, the CPS division has focused its marketing efforts on smaller health plans, including companies with self-insured plans, self-funded employer health plans, labor unions, managed care payors and patient populations with specialized needs such as pre- and post-transplant patients, patients with HIV/AIDS and chronic conditions such as diabetes and asthma. In 1999, the Company intends to expand the reach of the CPS division by developing the capability to accept orders for its specialty mail-order pharmacy services over the Internet.

     The Company has implemented cost reduction and control programs focused on the reduction and control of cost of services and operating expenses, assessment of poorly performing branches and review of branch efficiencies. Delivery of quality service in the Company's infusion therapy division in particular is being closely monitored through an internal task force, more rigorous reporting and independent patient satisfaction surveys. Furthermore, management throughout the Company is continuing to concentrate on reimbursement by emphasizing improved billing and cash collections methods and continued assessment of systems support and support for reimbursement. While management believes the implementation of its overall business strategy has improved operating performance throughout the Company, no assurances can be given as to its ultimate success.

     Events that impacted the Company in 1998 or which may impact the Company in the future include the restructuring of the former credit facilities of the Company and related reduction of interest expense, and entering into a five-year capitated agreement with Aetna USHC. Strategic alternatives currently being considered by the Company include, among others: (i) the evaluation of potential acquisitions in markets that would permit the Company to grow its local or regional business either through one of its three principal lines of business or through complimentary home health services such as respiratory therapy, durable medical equipment and home health nursing; (ii) the entrance into the E-commerce market which would allow the CPS division to receive orders over the Internet; and (iii) the continued investment into and development of services provided by the Clinical Research and Medical Informatics division. Combined, management believes that the foregoing will improve the Company's financial prospects, improve and stabilize relationships with payors and referral sources, and improve its position within the alternate site health care services industry.

     There can be no assurance that any acquisitions or other strategic alternatives will be consummated or will be available to the Company on commercially acceptable terms.

     Factors Affecting Recent Operating Results. The most significant factors affecting the Company's operating performance and financial condition are as follows:

          (i) restructure of its credit facilities through the repayment of its former senior credit facility in January 1998, the exchange of its former subordinated debt for the issuance of the Series A Notes and the Series B Notes in June 1998 and the establishment of the New Senior Credit Facility in August 1998;

          (ii) growth in the Company's R-Net division with the addition of the five-year capitated agreement with Aetna USHC beginning in July 1998;

          (iii) expansion and improved sales efforts in the Company's CPS division;

          (iv) sale of substantially all of the Company's interest in its Lithotripsy Business in the third quarter of 1997, with the remaining interest sold in the second quarter of 1998, allowing the Company to significantly reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business;

          (v) ongoing pricing pressure in the Company's infusion business as a result of an unfavorable shift in payor mix from private indemnity insurers to managed care organizations and other contracted payors, and intense competition among infusion providers. The following table sets forth the approximate percentages of the Company's infusion therapy net revenue from certain categories of payors for the years ended December 31, 1998, 1997 and 1996:

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                        1998      1997      1996
                                                        -----     -----     -----
Private Indemnity Insurance and Other Non-Contracted
  Payors..............................................    25%       27%       33%
Managed Care Organizations and Other Contracted
  Payors..............................................    51%       45%       40%
Medicare and Medicaid Program.........................    24%       28%       27%
                                                         ---       ---       ---
          Total.......................................   100%      100%      100%
                                                         ===       ===       ===

          (vi) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company, or that have entered into risk-bearing relationships with third-party payors pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by the Company.

RESULTS OF OPERATIONS

     Certain capitalized terms used herein have the meaning set forth in the Notes to the Consolidated Financial Statements.

     The following table shows certain items as a percentage of the Company's net revenue for the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1998       1997       1996
                                                              -----      -----      -----
Net revenue.................................................  100.0%     100.0%     100.0%
Cost of service.............................................   74.9       71.3       69.7
                                                              -----      -----      -----
Gross profit................................................   25.1       28.7       30.3
Operating expenses:
  Selling, general and administrative expenses..............   18.3       19.7       19.6
  Provision for estimated uncollectible accounts............    2.9        3.4        5.5
  Amortization of goodwill..................................    2.1        2.9        2.9
  Provision for (income from) litigation settlement.........     --      (33.1)       5.3
  Reversal of accrual for restructuring costs...............   (0.7)        --         --
                                                              -----      -----      -----
          Total operating expenses..........................   22.6       (7.1)      33.3
                                                              -----      -----      -----
Operating income (loss).....................................    2.5       35.8       (3.0)
Other income (expenses):
  Interest income...........................................    0.2        0.5        0.3
  Interest expense..........................................   (6.2)     (15.9)     (14.9)
  Termination fee...........................................     --        3.2         --
  Equity in net income of unconsolidated joint ventures.....     --        0.3        0.2
  Gains on sales of businesses..............................    0.2        5.6         --
  Gains (losses) on sale of property and equipment..........   (0.1)        --        0.1
  Other income (expense), net...............................     --        0.1        0.1
                                                              -----      -----      -----
Income (loss) before income taxes and minority interests....   (3.4)      29.6      (17.2)
  Income tax expense (benefit)..............................    0.4        1.6       (2.6)
  Minority interests in net income of consolidated joint
     ventures...............................................    0.3        1.5        1.5
                                                              -----      -----      -----
          Net income (loss).................................   (4.1)%     26.5%     (16.1)%
                                                              =====      =====      =====

  1998 Compared to 1997

     Sale of Lithotripsy Business. As previously discussed in "Factors Affecting Recent Operating Results," and in Note 5 to the Company's Consolidated Financial Statements, the Company sold substantially all of its Lithotripsy Business in 1997. The Lithotripsy Business provided the following to the Company's operations (in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1998    1997
                                                              ----    -----
Net revenue.................................................  $0.7    $37.3
Gross profit................................................   0.4     23.5
Operating income............................................   0.4     17.6

     The following discussion of 1998 to 1997 includes separate disclosure of the impact of the Lithotripsy Business for conformity of the periods presented.

     Consolidated Net Revenue. Net revenue increased $53.4 million or 11.3% from $473.1 million in 1997 to $526.5 million in 1998. The increase in Net Revenue Excluding the Lithotripsy Business of $90.0 million was offset by a decline in net revenue as a result of sale of the Lithotripsy Business, as noted above.

     Net Revenue Excluding the Lithotripsy Business. Net revenue increased $90.0 million or 20.6%, from $435.8 million in 1997 to $525.8 million 1998. The net revenue increase can be attributed to i) an increase in alternate site infusion therapy business of $27.9 million resulting primarily from an increase in patient census of 4.0%; ii) an improvement of $47.7 million in the R-Net division attributed primarily to the addition of the capitated contract with Aetna USHC; and iii) an increase in the CPS division resulting from expansion of services and improved sales efforts.

     Consolidated Gross Profit. Gross profit decreased $3.6 million from $135.6 million or a gross margin of 28.7% in 1997 to $131.9 million or a gross margin of 25.1% in 1998. The increase in Gross Profit Excluding the Lithotripsy Business of $19.5 was offset by a reduction due to the sale of the Lithotripsy Business of $23.1 million. The gross margin percent decrease is due to the sale of the Lithotripsy Business which had a higher gross margin percentage than the other lines of business in 1998.

     Gross Profit Excluding the Lithotripsy Business. Gross profit increased $19.5 million from $112.1 million or a gross margin of 25.7% in 1997 to $131.6 million or a gross margin of 25.0% in 1998. The increase results primarily from the increase in net revenue noted above.

     Consolidated Selling, General and Administrative ('SG&A") Expenses. SG&A increased $3.4 million or 3.7% from $93.2 million in 1997 to $96.6 million in 1998. The sale of the Lithotripsy Business contributed to a $3.2 million decrease offsetting the increase noted in Selling, General and Administrative Expenses Excluding the Lithotripsy Business.

     SG&A Expenses Excluding the Lithotripsy Business. SG&A increased $6.6 million or 7.3%, from $90.0 million in 1997 to $96.6 million in 1998. However, SG&A was 18.4% of net revenue in 1998 compared to 20.6% of net revenue in 1997. The decrease in SG&A as a percent of net revenue is attributable to the R-Net division's increase in net revenue in excess of the $6.5 million increase in SG&A.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $16.1 million or 3.7% of net revenue in 1997 compared to $15.3 million or 2.9% of net revenue in 1998. The decrease is due primarily to the Company's continuing concentration on collection efforts and an increase in the capitated portion of net revenue in 1998. The sale of the Lithotripsy Business did not have a material impact on the decrease.

     Consolidated Amortization of Goodwill. Amortization of goodwill decreased $2.4 million from $13.6 million in 1997 to $11.1 million in 1998 due to the sale of the Lithotripsy Business which had $2.6 million of goodwill amortization in 1997.

     Amortization of Goodwill Excluding the Lithotripsy Business. Amortization of goodwill increased $0.1 million from $11.0 million in 1997 to $11.1 million in 1998. The increase in amortization is due to the minimal acquisition activity in 1998.

     Provision for (Income From) Litigation Settlement. During 1997, The Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of a lawsuit against Caremark resulting from the purchase of the Caremark Business in 1995 (the "Caremark Lawsuit"). See Notes 3 and 12 to the Company's Consolidated Financial Statements.

     Reversal of Accrual for Restructuring Costs. The Company substantially completed the consolidation plans reserved for in 1994 and 1995 and has reversed restructure charges of $3.9 million in 1998. See Note 6 to the Company's Consolidated Financial Statements.

     Consolidated Operating Income. The Company recorded operating income of $169.4 million for 1997 compared to $12.8 million for 1998. The decrease is due to the $143.3 million net operating income decrease noted below and the sale of the Lithotripsy Business which had $17.6 million of operating income in 1997.

     Operating Income Excluding the Lithotripsy Business. The Company recorded operating income of $151.8 million for 1997 compared to $12.5 million for 1998. The decrease is due primarily to non-recurring income of $156.8 million from the settlement of the Caremark Lawsuit offset by the growth of operations in 1998 of $13.5 million.

     Interest Expense. Interest expense decreased by $42.3 million or 56.4%, from $75.0 million in 1997 to $32.7 million in 1998 due primarily to decreases of $24.1 million resulting from the completion of the restructuring of the Company's former credit facilities, $4.8 million related to the payment-in-kind notes issued in 1995 in connection with the acquisition of the Caremark Business and forgiven in June 1997 as part of the settlement of the Caremark Lawsuit and $9.3 million resulting from the payment and termination of the Former Senior Credit Facility. See Notes 3 and 8 to the Company's Consolidated Financial Statements.

     Gains On Sales of Businesses. In 1997, the Company recorded a gain on the sale of business, net of related costs, of $26.7 million in connection with the sale of its Lithotripsy Business.

     Termination Fee. The Company recorded termination fee income, net of related costs, of $15.2 million in 1997 in connection with the termination of the proposed merger with IHS. See Note 4 to the Company's Consolidated Financial Statements.

     Income Tax Expense. During 1998, the Company recorded income tax expense of $2.3 million compared to $7.5 million in 1997. The 1997 income tax expense is related to the gain on the sale of the Lithotripsy Business and income from settlement of the Caremark Lawsuit.

     Consolidated Net Income (Loss). During 1998, the Company recognized a net loss of $21.7 million compared to net income of $125.3 million for 1997. In addition to the explanation of the change noted below, the Lithotripsy Business contributed $11.7 million of net income in 1997.

     Net Income (Loss) Excluding the Lithotripsy Business. During 1998, the Company recognized a net loss of $22.0 million compared to net income of $113.5 million for 1997. As discussed above, the change in net income is primarily due to income from litigation settlement, gain on sale of business and termination fee totaling $198.7 million in 1997 offset by an increase in operating income before income from litigation settlement of $13.5 million and a reduction of 1998 expenses for interest of $42.3 million and income taxes of $5.2 million.

  1997 Compared to 1996

     The Lithotripsy Business. As previously discussed in "Factors Affecting Recent Operating Results," the Company sold its Lithotripsy Business in 1997. The Lithotripsy Business provided the following to the Company's operations (in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1997    1996
                                                              -----   -----
Net revenue.................................................  $37.3   $49.7
Gross profit................................................   23.5    27.4
Operating income............................................   17.6    21.8

     Because the Lithotripsy Business was included in 1997 operating results for substantially the entire year, the following discussion includes the results of the Lithotripsy Business in 1997 and 1996.

     Net Revenue. Net revenue decreased $56.5 million or 10.7%, from $529.6 million in 1996 to $473.1 million 1997. The decrease was due primarily to a 9.1% decrease in patient census as well as a continued shift in payor mix from private indemnity insurance to managed care. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $24.7 million from $160.3 million or a gross margin of 30.3% in 1996 to $135.6 million or a gross margin of 28.7% in 1997. The decrease was due primarily to the decrease of $56.5 million in net revenue described above offset by a decline in cost of service of $31.8 million.

     Selling, General and Administrative Expenses. SG&A decreased $11.1 million or 10.6%, from $104.3 million in 1996 to $93.2 million in 1997. Excluding the effects of nonrecurring gains on the disposal of businesses and on the conversion of certain debentures totaling $3.0 million in 1996, SG&A expense decreased $14.1 million or 13.1%. The improvement was due primarily to the Company's continuing strategy to reduce corporate and field administrative costs.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $16.2 million or 3.4% of net revenue in 1997 compared to $29.1 million or 5.5% of net revenue in 1996. The decrease was due primarily to the Company's concentrated collection efforts during 1997.

     Amortization of Goodwill. Amortization of goodwill decreased $1.7 million or 11.0%, from $15.3 million in 1996 to $13.6 million in 1997. The decrease in amortization was due to the sale of the Company's Lithotripsy Business in 1997. See "Factors Affecting Recent Operating Results" and Note 5 to the Company's Consolidated Financial Statements.

     Provision for (Income From) Litigation Settlement. During 1997, the Company recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of the Caremark Lawsuit. During 1996, the Company recorded a non-cash provision of $25.6 million and a cash provision of $0.3 million in connection with an agreement to settle certain shareholder class action and certain derivative litigation ("the Shareholder Litigation"). Under the agreement, the Company was required to issue 5.0 million freely tradable shares of common stock of which 1.5 million shares were issued March 11, 1997 and 3.5 million shares were issued November 28, 1997. Additionally, a $2.0 million charge was recorded in 1996 related to various other litigation settlements. See Notes 3 and 12 to the Company's Consolidated Financial Statements.

     Operating Income (Loss). The Company recorded operating income of $169.4 million for 1997 compared to an operating loss of $16.2 million for 1996. The increase was due primarily to non-recurring income of $156.8 million from the settlement in 1997 and the non-recurring provision for shareholder litigation of $27.9 million in 1996.

     Interest Expense. Interest expense decreased by $3.8 million or 4.7%, from $78.8 million for 1996 to $75.0 million for 1997. The decline was due primarily to a decrease in interest related to the pay-in-kind notes issued in connection with the acquisition of the Caremark Business. In June 1997, pursuant to the settlement of the Caremark Lawsuit, the pay-in-kind notes totaling approximately $100.0 million in principal and $20.0 million accrued interest were canceled. Interest on the Company's former senior credit facility for the years ended December 31, 1997 and 1996 was $11.3 million and $16.4 million, respectively. See Notes 3 and 8 to the Company's Consolidated Financial Statements.

     Gains On Sales of Businesses. In 1997, the Company recorded a gain on the sale of business, net of related costs, of $26.7 million in connection with the sale of its Lithotripsy Business. See "Factors Affecting Recent Operating Results" and Note 5 to the Company's Consolidated Financial Statements.

     Termination Fee. The Company recorded termination fee income, net of related costs, of $15.2 million in 1997 in connection with the termination of the proposed merger with IHS. See Note 4 to the Company's Consolidated Financial Statements.

     Income Tax Expense (Benefit). During 1997, the Company recorded income tax expense of $7.6 million compared to an income tax benefit of $14.0 million in 1996. The 1997 income tax expense was related to the gain on the sale of the Lithotripsy Business and income from settlement of the Caremark Litigation. The 1996 benefit was based on an estimate of 1996 carryback benefits available.

     Net Income (Loss). Net income for 1997 was $125.3 million compared to a net loss of $85.0 million for 1996. As discussed above, the change in net income was primarily due to non-recurring items totaling $198.7 million in 1997 and $27.9 million in 1996.

QUARTERLY RESULTS (UNAUDITED)

     The following summarizes selected quarterly financial information with respect to the Company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

                                                   1998 QUARTER ENDED                           1997 QUARTER ENDED
                                        -----------------------------------------   ------------------------------------------
                                        DEC. 31    SEPT. 30   JUNE 30    MAR. 31    DEC. 31    SEPT. 30    JUNE 30    MAR. 31
                                        --------   --------   --------   --------   --------   --------   ---------   --------
Net revenue...........................  $158,047   $143,607   $117,173   $107,689   $106,913   $121,934   $ 120,379   $123,915
Cost of service.......................   117,048    109,102     87,882     80,500     82,964     85,344      85,304     83,925
                                        --------   --------   --------   --------   --------   --------   ---------   --------
Gross profit..........................    40,999     34,505     29,291     27,189     23,949     36,590      35,075     39,990
Operating expenses:
  Selling, general and administrative
    expenses..........................    29,628     24,245     21,625     21,073     22,960     23,729      22,826     23,652
  Provision for estimated
    uncollectible accounts............     4,203      3,897      3,577      3,666      3,682      4,135       4,104      4,288
  Amortization of goodwill............     2,802      2,794      2,778      2,765      2,766      3,611       3,597      3,612
  Provision for (income from)
    litigation settlements............        --         --         --         --         --         --    (156,792)        --
  Reversal of accrual for
    restructuring costs...............    (3,900)        --         --         --         --         --          --         --
                                        --------   --------   --------   --------   --------   --------   ---------   --------
        Total operating Expense.......    32,733     30,936     27,980     27,504     29,408     31,475    (126,265)    31,552
                                        --------   --------   --------   --------   --------   --------   ---------   --------
Operating income (loss)...............     8,266      3,569      1,311       (315)    (5,459)     5,115     161,340      8,438
Other income (expenses):
  Interest income.....................       138        302        218        444      1,543         89         425        185
  Interest expense....................    (6,362)    (6,114)    (6,083)   (14,175)   (19,503)   (15,797)    (18,230)   (21,496)
  Termination fee.....................        --         --         --         --         --         --      15,182         --
  Equity in net income of
    unconsolidated joint ventures.....        69         --         --         --        166        236         555        288
  Gains on sales of businesses........        25         --        746        300         37        255        (384)        31
  Gain (loss) on sale of property and
    equipment.........................      (363)        --         --         --      8,772     17,972          --         --
  Other income, net...................       (92)       105        (18)        33       (381)       110         461        143
                                        --------   --------   --------   --------   --------   --------   ---------   --------
Income (loss) before income taxes and
  minority interests..................     1,681     (2,138)    (3,826)   (13,713)   (14,825)     7,980     159,349    (12,411)
  Income tax expense (benefit)........       450        450        400      1,000      4,175      3,125         201         49
  Minority interest in net income of
    consolidated joint ventures.......       425        261        302        411        226      2,552       2,377      2,128
                                        --------   --------   --------   --------   --------   --------   ---------   --------
Net income (loss).....................  $    806   $ (2,849)  $ (4,528)  $(15,124)  $(19,226)  $  2,303   $ 156,771   $(14,588)
                                        ========   ========   ========   ========   ========   ========   =========   ========
Earnings (loss) per common share......  $   0.02   $  (0.06)  $  (0.09)  $  (0.31)  $  (0.39)  $   0.05   $    3.29   $  (0.31)
                                        ========   ========   ========   ========   ========   ========   =========   ========
Earnings (loss) per common share --
  assuming dilution...................  $   0.02   $  (0.06)  $  (0.09)  $  (0.31)  $  (0.39)  $   0.04   $    2.99   $  (0.31)
                                        ========   ========   ========   ========   ========   ========   =========   ========

     The quarterly results have historically varied based upon unusual and infrequently occurring charges. See Note 14 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. The Company uses cash generated from operations and available credit under the New Senior Credit Facility to fund its working capital requirements and operations. The Company's working capital as of December 31, 1998 was $64.6 million compared to a deficit at December 31, 1997 of $(11.6) million, an increase of $76.2 million. As of December 31, 1998 the Company's borrowing base available under the terms of the New Senior Credit Facility was $56.9 million. Offset by letter of credit obligations of $18.7 million, the total available credit under the New Senior Credit Facility was $38.2 million as of December 31, 1998.

     The Company from time to time evaluates strategic alternatives for operating and growing its business. The strategic alternatives which the Company considers include, but are not limited to, the pursuit of opportunities in its alternate site infusion therapy business, including consolidation with or the acquisition of other companies in its infusion business or in businesses complimentary to the Company's infusion business.

Any such future acquisitions may require a change in the Company's capital structure and may entail additional equity and/or debt financing. There can be no assurance that any such consolidations or acquisitions will occur. Even if a strategic transaction becomes available, there can be no assurance that the necessary financing will be available to the Company on commercially acceptable terms.

     The Company continues to have discussions with commercial as well as investment banks regarding the availability of alternative capital markets financing for refinancing of the Company's debt. While the Company cannot predict future financing availability or pricing, it believes that the improving operations of the Company as well as its continued discussions with financing resources are positioning the Company to be prepared to take advantage of and secure financing when appropriate.

     As of December 31, 1998 the Company did not have any material commitments for capital expenditures.

     Working Capital. In comparing the year end 1998 with 1997, the primary changes of current assets were: an increase in accounts receivable of $43.4 million due to increases in sales volume; an increase in inventories and other current assets of $13.2 million, primarily due to the purchase of certain factor products that are in short supply and are required to meet future needs as anticipated by the Company based on current patient volume; and, offset by a decrease in cash and cash equivalents of $108.9 million due to the pay down of debt, net of borrowings of $80.7 million; payments for acquisitions of businesses of $3.3 million; and purchases of property and equipment of $13.3 million. Significant property and equipment purchases of approximately $1.9 million were made for the establishment of the R-Net office in Whippany, New Jersey for office equipment, communications systems and software, computer systems and software to meet major business agreements; and the purchase of medical pumps for $4.1 million to service current Company infusion requirements for 1998 and 1999 and other Company operating equipment of $5.6 million.

     Total current liabilities changed in 1998 primarily due to: a decrease in current maturities of long-term debt of $150.0 million primarily from repaying the former senior credit facility of $80.1 million and the restructuring of debt under the Company's former debt instruments of $87.9 million; and an increase in accounts payable and other current liabilities of $17.8 million primarily due to liabilities associated with the R-Net operations.

     Year 2000 Issues. The Company believes the most significant risk with the Year 2000 Problem is the effect such issues may have on third party payors, such as Medicare. See "Risk Factors." While all of the effects of such noncompliance have not been identified by the Company, any failure of these third party payors to resolve Year 2000 Problems in a timely manner could impact the Company's capital requirements due to a slow down in the payment of accounts receivable associated with these payors. While the Company has not incurred any payment issues to date directly related to the Year 2000 Problem, no assurance can be made that payment issues will not occur. Such an impact could have a material adverse effect on the Company's ability to generate cash from operations and require the Company to use available capital from the New Senior Credit Facility. Significant delays in collecting accounts receivable due to Year 2000 Problems experienced by third party payors could reduce the capital available to the Company by reducing the borrowing base under the terms of the New Senior Credit Facility. In addition, such payment delays due to the Year 2000 Problem could impact the Company's ability to fund future debt obligations.

     Part A and Part B Medicare Surety Bonds. As previously discussed under Item
1. Government Regulation, HCFA is reviewing the bonding requirements for providers of home health services and suppliers of durable medical equipment, as a condition of their participation in Part A and Part B of the Medicare program. The compliance date for having the necessary bonds in place will be sixty days after the publication of the final rule. The Company has estimated that it would be required to obtain bonds in the minimum face amount of approximately $17.5 million, if and when such regulations are finalized. Such amounts may be funded in whole or in part through cash generated from operations or the New Senior Credit Facility. Any use of the New Senior Credit Facility could reduce amounts available under this facility to fund other Company capital requirements. In addition, depending upon the final regulations, the Company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such compliance would reduce any available amounts of capital under the New Senior Credit Facility to fund other capital requirements. The Company also believes that another potential source for meeting a bonding requirement would be to obtain bonds through a qualified insurance carrier. No assurance can be given that capital generated by operations, or security under the New Senior Credit Facility, or coverage from an insurance carrier will be available at a reasonable cost to satisfy these requirements, if finalized.

     Accounts Receivable -- Recent Trends, Conditions and Impact. The Company maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Based upon home health industry reports, the Company believes that it has one of the lowest days outstanding in accounts receivable in its industry. Nevertheless, the spread between collection of payment for service and the Company's payment for salaries, supplies and overhead to that service exceeds 40 days. As such, as the Company grows its revenue, the amount of working capital availability increases. However, due to the timing difference between cash realized from the growth in sales and expense associated with these sales, the amount of cash generated from accounts receivable may not be sufficient to cover expenses associated with the growth of the business and the New Senior Credit Facility is used at that time. The use of the New Senior Credit Facility to fund operations would make less capital available to finance acquisitions or other capital requirements under current financing arrangements. If the Company incurs a significant increase in its days outstanding of accounts receivable, the borrowing base under the terms of the New Senior Credit Facility could be reduced, which in turn would reduce the amount of available credit under the facility.

     While working capital requirements improved in 1998 over 1997, the overall use of cash from operations for 1998 was $(6.8) million. As a result, the Company used available capital under the New Senior Credit Facility to fund a portion of its operating growth during 1998. If the Company continues to use cash from operations, no assurances can be made that the current available capital under the New Senior Credit Facility would be sufficient to fund all the operating requirements of the Company.

YEAR 2000 ISSUES

     Background. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected. To date, internal financial systems have been modified for asset tracking, general ledger accounting and payroll. Current plans call for the Company to complete other major systems remediation by September 30, 1999.

     Medical Equipment and Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of medical equipment, office and facilities equipment and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment through certification by manufacturers and vendors. However, the Company has limited control over the actions of these manufactures and vendors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems identified with this equipment, there can be no assurance that the manufacturers or vendors will resolve any or all Year 2000 Problems with any of their equipment. Current plans for the Company to complete this assessment and remediation are anticipated to be September 30, 1999. Any failure of these manufacturers or vendors to resolve Year 2000 Problems with their products in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Suppliers. The Company has initiated communications with its major suppliers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems by September 30, 1999, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Third Party Payors. Management believes that the most significant risk to the Company for the Year 2000 Problem is the effect such issues may have on third party payors, such as Medicare. News reports have indicated that various agencies of the federal government are having difficulty becoming Year 2000 compliant before the Year 2000. The Company has not yet undertaken quantification of the effects of such noncompliance or to determine whether such quantification is even possible. The Company has initiated communications with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third party payors to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Remediation Costs. The Company is using internal and external resources to reprogram or replace, test and implement the software and equipment modifications required under this project. The total cost of the Year 2000 project is estimated at $0.8 million and is being funded through operating cash flows. As of December 31, 1998, the Company has incurred approximately $0.3 million related to this remediation process. Of these costs, $0.2 million has been expensed and $0.1 million was capitalized as new equipment or software. Of the remaining estimated remediation costs of $0.5 million, expenses are estimated to be $0.3 million with capitalized equipment and software costs estimated at $0.2 million. This estimate is being monitored and will be revised in future public filings by the Company as additional information becomes available.

     Contingency Plans. The Company is currently assessing the development of contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. As the Company anticipates remediation completion by September 30, 1999, its contingency plans have not been formulated in detail as the date of this report. Depending on systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise. To date, none of these type of actions has been called for, however, no assurance can be given that such resolution will not be required. If the Company is required to implement any of these type of contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     Management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many Year 2000 Problems related failures will occur or the severity, duration or financial consequences of any inevitable failures.

RISK FACTORS

  History of Operating Losses; Future Operating Results Uncertain

     During the year ended December 31, 1998, the Company recorded operating income of $12.8 million and net loss of $21.7 million. The net loss in 1998 was primarily due to interest expense of $32.7 million. During the year ended December 31, 1997, the Company recorded operating income of $169.4 million and net income of $125.3 million. Net income in 1997 included non-recurring income of $156.8 million income from settlement of the Caremark Lawsuit, $26.8 million gain on sale of the Lithotripsy Business and $15.2 million termination fee income. Excluding these non-recurring charges, the Company recognized operating income of $12.6 million and a net loss of $73.5 million in 1997. The net loss in 1997 was primarily due to interest expense of $75.0 million. Numerous other factors have affected the Company's performance and financial condition to date, including, among others (i) ongoing pricing pressure in the Company's infusion therapy business as a result of a continuing shift in payor mix from private indemnity insurance to managed care and governmental payors and intense competition among infusion providers; (ii) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company; and (iii) increased competition from hospitals and physicians which have entered into risk bearing relationships with third-party payors pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by the Company.

     There can be no assurance that the foregoing factors will not continue to have an adverse effect on the Company's financial condition and results of operations in the future.

  Significant Outstanding Indebtedness

     The Company incurred a significant amount of long-term debt in connection with the acquisition of the Caremark Business. As of December 31, 1998, the Company's consolidated long-term indebtedness was $242.2 million, and its consolidated stockholders' equity was $92.9 million. At December 31, 1998, there was $87.9 million principal outstanding in the form of Series B Notes at 8.0% interest, and $153.8 million principal outstanding in the form of Series A Notes at 9.875% interest. The degree to which the Company is in debt could impair the Company's ability to finance, through its own cash flow or from additional debt or equity financing, its future operations or pursue its business strategy. Its indebtedness may also make the Company more vulnerable to economic downturns, competitive and payor pricing pressures, adverse changes in government regulation or other adverse events or circumstances. See "Liquidity and Capital Resources." and Note 8 in the Company's Consolidated Financial Statements.

  Equity Conversion Rights Held by Existing Debt Holders

     Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively, the "Series B Holders") are holders of the Company's Series B Notes, with an outstanding principal balance of $87.9 million. The Series B Notes mature April 2008, subject to the obligation of the Company to offer to prepay all Series B Notes on the date of maturity of the Series A Notes. The Series B Notes are currently convertible into shares of common stock of the Company at a price of $3.00 per share (subject to adjustment as discussed below). In addition, the Series B Holders are holders of warrants to purchase more than 1.9 million shares of common stock of the Company at an exercise price of $.01 per share. Based upon the number of shares of common stock currently outstanding, the Series B Holders at a $3.00 conversion price beneficially own in the aggregate approximately 39.0% of the shares of common stock of the Company.

     From April 13, 1999 through October 12, 1999, the conversion price of the Series B Notes will equal the lesser of (i) $3.00 per share and (ii) the price established on April 13, 1999 based on the average closing price of the Company's common stock during a 20-day trading period immediately preceding April 13, 1999 (the "First Reset Price"). From and after October 13, 1999, the conversion price of the Series B Notes will be adjusted to the lesser of (y) the First Reset Price and (z) the price established on October 13, 1999 based on the average closing price of the Company's common stock during a 20-day trading period immediately preceding October 13, 1999 (the "Second Reset Price"). Depending upon each reset price, the Series B Holders may beneficially own more than 39.0% of the outstanding common stock of the Company.

     The Series B Holders are also holders of the Company's Series A Notes with an outstanding principal balance of $153.8 million and, directly or through affiliates, are lenders to the Company under the New Senior Credit Facility. The Series A Notes mature in May 2001 and the New Senior Credit Facility matures in February 2001. As holders of the Series A Notes and Series B Notes, and as lenders pursuant to the New

Senior Credit Facility, the Series B Holders are entitled to the benefits of various restrictive covenants, and their consent is required to be obtained for the Company to engage in various activities and transactions.

     Although the Series B Holders are entitled to elect only one member of the Board of Directors of the Company, the Series B Holders may be in a position to influence the business and affairs of the Company. Assuming the Series B Holders elected to convert the Series B Notes and exercise the warrants, the Series B Holders would own a minimum of approximately 39.0% of the issued and outstanding common stock, and in the event that the Series B Holders convert the Series B Notes, exercise the warrants and vote similarly, the Series B Holders would be in a position to generally control the affairs of the Company as well as the outcome of stockholder votes, including votes concerning the election of directors, the adoption of amendments to the Company's Certificate of Incorporation or By-laws and the approval of significant corporate transactions, including a sale of substantially all of the Company's assets or merger of the Company. Such control could also have the effect of delaying or preventing a change in control of the Company.

  Liquidity; Need For Additional Financing

     With the completion of its debt restructuring, the Company believes that it has sufficient operating cash flow, together with amounts available under the New Senior Credit Facility, to meet current debt requirements and fund its ongoing operations. As of March 26, 1999, the Company's borrowing base under the New Senior Credit Facility was $60.0 million, of which $19.6 million was reserved for letters of credit and $15.0 million was outstanding. Consequently, $25.4 million of credit remained available. Because the borrowing base fluctuates based on the amount and age of the Company's accounts receivable and certain other factors, decreases in sales or significant increases in the number of days required to collect the Company's accounts receivable may reduce the amount of credit available to the Company to fund its operations or pursue its business strategy. There can be no assurance that the amounts available under the New Senior Credit Facility, together with the cash flows from operations, will be sufficient to fund the Company's operations, business strategy or current and future debt obligations. See Note 8 in the Company's Consolidated Financial Statements.

  Reimbursement Related Risks

     A substantial portion of the Company's revenue is attributable to payments received from third-party payors, including Medicare and Medicaid programs and private insurers. For 1998, approximately 24% of the Company's net revenue in its infusion therapy business was derived from the Medicare and Medicaid programs. Congressional Budget Office statistics which were released on March 12, 1999 indicate that the changes in the way Medicare pays for home health care benefits provided for in the BBA have resulted in a significant reduction of the Medicare home health program. The levels of revenue and profitability of the Company have been and will continue to be subject to the effect of changes in coverage or payment rates by third-party payors. Such changes could have a material adverse effect on the business, results of operation or financial condition of the Company.

     Additionally, managed care payors and even traditional indemnity insurers increasingly are requesting fee structures and other arrangements providing for the assumption by health care providers of all or a portion of the financial risk of providing care (e.g., capitation). Capitation arrangements are increasingly becoming a material component of the Company's revenues. No assurance can be given that pricing pressures will not continue or that the Company's business, financial condition and results of operations will not be adversely affected by such trends. A rapid increase in the percentage of revenue derived from managed care payors without a corresponding decrease in the Company's operating costs could have an adverse impact on the Company's profit margins.

  Payor Mix Shift

     Since the inception of the Company in 1994, the Company has been experiencing a shift in its payor sources from private indemnity payors to governmental and managed care payors. Private indemnity payors typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payors. Under the BBA, Congress reduced reimbursement rates applicable to certain home health and durable medical equipment services. Similarly, other legislative and regulatory proposals have been made which, if adopted, would have the effect of reducing the amount received by the Company for its services. Moreover, intense competition among providers of health care services have encouraged managed care payors to continue to reduce the prices paid for services, including the services offered by the Company. Accordingly, the ongoing shift of services delivered to persons covered under benefit plans funded by governmental or managed care payors could have a material adverse effect on the Company's business, financial condition and results of operations.

  Concentration Of Large Payors

     Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the health care economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of health care services and to exert pressure to control health care costs. The Company has more than 800 contractual arrangements with managed care organizations and other parties. The contractual arrangements the Company has with Aetna USHC and its affiliated payors represented approximately 12% of the Company's net revenue in 1998. Other than Aetna USHC, no other contractual managed care arrangement individually accounted for more than 5% of the Company's net revenues in 1998; however, 10 managed care customers (other than Aetna USHC) accounted in the aggregate for approximately 16% of the Company's infusion therapy net revenue in 1998. The loss of Aetna USHC or these other customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  Intensely Competitive Industry

     The Company competes in the alternate site infusion therapy, ancillary network management services and pharmacy benefit management and specialty mail-order pharmacy markets, each of which is highly competitive. Some of the Company's current and potential competitors include (i) integrated providers of alternate site health care services; (ii) hospitals; (iii) local providers of multiple products and services offered for the alternate site health care market; (iv) physicians and physician owned organizations such as independent practice associations and multi-specialty group practices; (v) large national mail order pharmacies, including mail order pharmacies affiliated with or owned by managed care organizations; and (vi) retail pharmacy stores. The Company has experienced increased competition, particularly in its alternate site infusion therapy business, from hospitals and physicians that have sought to increase the scope of services offered through their offices, including services similar to those offered by the Company and from hospitals and physicians that have entered into risk relationships with managed care organizations pursuant to which they have taken control of certain medical services, including the services offered by the Company. Certain of the Company's competitors in various markets may have superior financial, marketing or managerial resources, size, purchasing power or strategic relationships with providers, referral sources such as physicians and traditional indemnity and managed care payors.

     There are relatively few barriers to entry in the infusion therapy services market. Local or regional companies are currently competing in many of the markets served by the Company and others may do so in the future. The Company expects its competitors to continue to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payors, which could result in increased in competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's services or price competition, or make the Company's services less attractive. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1. "Competition," "Business Strategy" and "Factors Affecting Recent Operating Results."

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

  Certain Legal Proceedings

     As described in Item 3. Legal Proceedings, the Company is a party to several legal disputes, including two material legal disputes. In the suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, et. al., the Company is a defendant in a purported class action regarding conduct that allegedly occurred in 1994 and 1995. The Company's motion to dismiss the action was granted by the federal District Court in 1997 and the dismissal was affirmed by the Eleventh Circuit Court of Appeals in 1998. The plaintiffs have filed a petition with the United States Supreme Court for a writ of certiorari and the Company intends to respond. The other dispute centers around the Company's federal income tax return files for its tax year ended September 30, 1995. The Company expects the Internal Revenue Service (the "IRS") to claim more than $12.7 million in back tax adjustments plus interest. The Company disagrees with the position taken by the IRS.

     The Company intends to defend itself vigorously in these matters. Nevertheless, due to the uncertainties inherent in litigation, the Company can not predict the outcome of either of these matters. If the Company does not prevail in either or both of these matters, the financial condition, results of operations and liquidity of the Company may be materially adversely affected.

  Year 2000 Compliance

     As the Year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and computer operating systems ("Computer Systems"), and other operating equipment ("Equipment") which use embedded computer chips can accommodate this date value. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's Computer Systems that have date-sensitive software or embedded chips may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's plan to resolve the Year 2000 issue (the "Year 2000 Plan") involves the following four phases: assessment, remediation, testing and implementation of contingency plans. In addition to the Company's internal initiatives, the Company has requested information about the Year 2000 compliance status of its material suppliers and payors through internally-developed Year 2000 surveys and written warranty information. The Company has also sought to gather information about the Year 2000 compliance status of the federal and state Medicare and Medicaid agencies with which it conducts business through its Year 2000 surveys and through research of external information sources, including government sources. Based solely on such inquiry and research and the Company's Year 2000 assessment to date, management does not currently believe that the Company shall incur significant operating expenses or be required to invest heavily in Computer System improvements or Equipment relating to the Year 2000 Issue; however, the Company does expect to experience payment delays, particularly from federal and state welfare programs. Significant payment delays could reduce the level of accounts receivable included in the borrowing base under the New

Senior Credit Facility, which would adversely affect the level of credit available to the Company and the Company's liquidity. It is impossible to quantify the effects of any payment delays at this time, but the Company will continue to monitor and update Year 2000 compliance efforts of the Company and of its material suppliers and payors. The failure of the Company or others with whom the company does business or depends on reimbursements to properly manage the Year 2000 issue could result in a material adverse effect on the business, financial condition, and results of operations and liquidity of the Company.

  Dependence On Key Personnel; Changes In Management

     The Company is substantially dependent upon the services of its key executive officers, which include Donald J. Amaral, Chairman and Chief Executive Officer, Richard M. Smith, President, Wendy L. Simpson, Executive Vice President and Chief Financial Officer, Joseph D. Smith, Chief Operating Officer and Dom A. Meffe, President, CPS. The loss of services of any of these executives could have a material adverse affect on the Company. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of professional personnel. There can be no assurance that the Company will be successful in its efforts to attract and retain such personnel.

  Recruitment and Retention of Trained Personnel

     The Company's continued operation of its business, as well as its future growth and success, depends upon its ability to recruit and retain a staff of professional personnel, including licensed pharmacists and nurses. Certain parts of the United States, including states in which the Company has operations, are currently experiencing a shortage of these licensed professionals. The Company has been affected by this shortage, and has experienced higher contract labor costs as a result. A continued prolonged shortage of either or both of these types of professionals could have a material adverse effect on the Company's business, results of operations and financial condition.

  Potential Volatility Of Stock Price

     There has historically been and may continue to be significant volatility in the market price for the Company's common stock. Factors such as actual or anticipated fluctuations in the Company's operating results, new products or services introduced or new contracts entered into by the Company or its competitors, conditions and trends in the health care industry including changes in government reimbursement policies, adoption of new accounting standards affecting the health care industry, changes in financial estimates by securities analysts, proposed or anticipated business combinations including the Company, general market conditions and other factors could cause the market price of the Company's common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of health care companies. These broad market fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against the Company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  New York Stock Exchange ("NYSE") Continued Listing Criteria; Risks, Relating to Listing

     As discussed in Item 5. Market for Registrant's Common Stock and Related Security Holder Matters, the Company does not currently meet the continuing listing standards of the NYSE. If the Company is unable to maintain its listing with the NYSE, the Company anticipates that it would apply to list its common stock on the American Stock Exchange ("AMEX") or the NASDAQ Stock Market ("NASDAQ"). There can be no assurance that the Company would be eligible for listing on the AMEX or NASDAQ at the time of application. If the Company's common stock is not listed on an exchange or NASDAQ, the Company's common stock would trade in the over-the-counter market, which may adversely affect the market price for and liquidity of the Company's common stock.

  Government Regulation

     General. The Company's health care services business is subject to extensive and frequently changing state and federal regulation. The Company is subject to state laws governing and regulating several aspects of its business, including home infusion therapy services (including certificates of need and licensure requirements in certain states); dispensing, distributing and compounding of prescription products and home health services. Federal laws governing the Company's activities include regulations of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, the submission of claims for payment and certification of home health agencies. The Company also is subject to certain state and federal laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a prohibited financial relationship exists between a referring physician and the entity providing the service.

     New laws and regulations are enacted from time to time to regulate new and existing services and products in the home infusion, pharmacy and home health industries. Changes in the law or new interpretations of existing laws also could have an adverse effect on the Company's methods and costs of doing business. Further, failure of the Company to comply with such laws could adversely affect the Company's ability to continue to provide, or receive reimbursement for, its equipment, products and services, and also could subject the Company and its officers and employees to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

     Set forth below is a more detailed discussion of certain factors related to federal and state regulation of the Company and its business.

     Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs, the Company is subject to federal laws and regulations governing reimbursement procedures and practices. These laws include the Medicare and Medicaid fraud and abuse statutes and regulations, which prohibit the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a government health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the federal government enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") expanding the government's fraud and abuse elimination efforts. HIPAA, among other provisions, expands the government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payors; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. The applicable federal laws also include prohibitions contained in Stark II, which prohibits referrals by physicians for designated health services, which include outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services, if such physician has a disqualifying investment or compensation relationship with the supplier of such services. While the Company believes it has structured its financial relationships with physicians to comply with Stark II, a failure to comply with the provisions of Stark II could have a material adverse effect on the Company. In addition, various federal laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

     Many states also have statutes prohibiting the payment or receipt (or the offer of) anything of value in return for, or to induce, a referral for health care goods or services. There are several other state statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have been interpreted inconsistently by courts and regulatory agencies. In addition, various state laws impose civil and criminal penalties against participants in the Medicaid program who make false claims for payment for services or otherwise engage in false billing practices. Private insurers and various state enforcement agencies have recently increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment areas.

     Enforcement of federal fraud and abuse laws, and regulatory scrutiny generally have increasingly focused on the home health care industry. For example, the government has implemented Operation Restore Trust, a federal investigatory initiative focused on home health, home medical equipment and skilled nursing facility providers, and have expanded this program to 12 new states, as well as implementing "Wedge" audits, which involve a review of a small sample of patient records to identify non-compliance. Any adverse findings under these types of audits can result in adjustments in future payments. There can be no assurance that the Company will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the Company and diversion of management's time and attention. Any such challenge, should it ultimately be sustained or not, could have a material adverse effect on the Company.

     Medicare Certification. Federal regulations governing the Medicare program are also applicable to the Company. Regulations for Medicare reimbursement include an annual review of health care facilities and personnel and provide criteria for coverage and reimbursement. The Company is Medicare certified to provide nursing services in five states and the District of Columbia. A loss of Medicare certification of the Company's branch location could have a material adverse effect on the Company.

     Permits and Licensure. Many states require companies providing pharmacy services, home infusion therapy products and services, home health care services, and other products and services of the type offered by the Company to be licensed. Through its subsidiaries, the Company currently is licensed under state law to provide nursing services in 23 states and currently is licensed to provide pharmacy services in 49 states. The Company provides unit dose medications by mail order to various states. The Company has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order pharmacy services from such states.

     Certificates of Need. Many states require companies providing home health care services, home infusion therapy and other services of the type offered by the Company to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If the Company commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the Company will be required to obtain a certificate of need with respect to those operations. There can be no assurance that the Company will be able to obtain required certificates of need and the failure to obtain such certificates of need could adversely affect the Company's ability to grow its business.

  Health Care Reform

     In recent years, the health care industry has undergone significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans have pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in the Company's market areas. The Company's inability to react effectively to these and other changes in the health care industry could adversely affect its operating results.

     In addition, political, economic and regulatory influences are subjecting the health care industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present health care system. It is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require the Company to make significant changes in the way it conducts business. Certain aspects of health care reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material effect upon the Company's business. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon the Company's business, results of operations, and financial condition.

  Potential Professional Liability and Products Liability Exposure; Insurance

     The services performed and products sold by the Company involve an inherent risk of professional and products liability. While the Company maintains insurance consistent with industry practice, there can be no assurance that the amount of insurance currently maintained will satisfy any claims made against the Company or that the Company will be able to obtain insurance in the future at commercially reasonable rates or in adequate amounts. The Company cannot predict the effect that any such claims, regardless of their ultimate outcome, might have on its business or reputation or on its ability to attract and retain patients and employees.

  Changes In Technology; Potential Obsolescence

     The alternate site infusion business of the Company is dependent on physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Intravenous administration is often the most appropriate method for treating critically ill patients and is often the only way to administer proteins and biotechnology drugs. Nonetheless, technological advances in drug delivery systems, the development of therapies that can be administered orally, such as protease inhibitors for the treatment of persons with HIV/AIDS, and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact the infusion therapy business of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates, and those set forth under Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition:
Background -- Factors Affecting Recent Operating Results."

     As of December 31, 1998, the Company had outstanding debt of $242.4 million of which $153.8 of this outstanding debt that matures in May 2001 bears interest at 9.875% per annum (subject to adjustment to a maximum of 10.5% on March 31, 1999 if certain performance standards are not achieved) and $87.9 of the outstanding debt matures in April 2008 and bears interest at the rate of 8% per annum. The Company also has a New Senior Credit Facility providing for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The facility matures in February 2001 and bears an interest rate of prime plus 1.5%, which was 9.25% as of December 31, 1998. As of December 31, 1998, the Company has no outstanding obligation under the facility. Because substantially all of the interest on the Company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the Company, if any. The Company does not hedge against interest rate changes. See Note 8 to the Company's Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS.

     The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and financial statement schedule at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 and the Report of Independent Auditors as indicated on the Index to Financial Statements and Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management -- Directors and Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Voting Securities and Principal Stockholders" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

          1. Financial Statements. The following Consolidated Financial Statements of the Registrant and Report of Independent Auditors are presented on pages F-1 and thereafter:

           Report of Independent Auditors

           Consolidated Balance Sheets -- December 31, 1998 and 1997

           Consolidated Statements of Operations -- Years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

          2. Financial Statement Schedules. The following consolidated financial statement schedule of the Registrant for the years ended December 31, 1998, 1997 and 1996 is presented following the Notes to Consolidated Financial Statements.

           Schedule II -- Valuation and Qualifying Account

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Agreement and Plan of Merger dated as of February 6,
                            1994, by and Among the Registrant, T(2), Curaflex,
                            HealthInfusion, Medisys, T(2) Acquisition Company, CHS
                            Acquisition Company, HII Acquisition Company and MI
                            Acquisition Company (Incorporated by reference to Exhibit
                            2.1 of Registration No. 33-53957 on Form S-4).
          2.2            -- First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T(2)
                            Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by Reference to
                            Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
          2.3            -- Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant, T(2),
                            Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by Reference to
                            Exhibit 2.3 of the Registrant's Current Report on Form
                            8-K dated as of July 15, 1994).
          2.4            -- Asset Sale and Note Purchase Agreement, (the "Asset
                            Purchase Agreement") among the Registrant, Caremark
                            International Inc. and Caremark Inc. dated as of January
                            29, 1995 (Incorporated by reference to Exhibit C of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995).(a)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.5            -- Agreement and Plan of Merger among the Registrant, CHC
                            Acquisition Corp. and Lincare Holdings Inc., (the
                            "Lincare Merger Agreement") Dated as of April 17, 1995
                            (Incorporated by reference to Exhibit B of The
                            Registrant's Current Report on Form 8-K dated May 2,
                            1995).(a)
          2.6            -- Agreement and Plan of Merger entered into as of October
                            19, 1996, Among Coram Healthcare Corporation, Integrated
                            Health Services, Inc. And IHS Acquisition XIX, Inc.
                            (Incorporated by reference to Exhibit 2.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1996).
          2.7            -- Purchase Agreement by and between Integrated Health
                            Services, Inc., T(2) Medical, Inc., Coram Healthcare
                            Corporation of Greater New York and Coram Healthcare
                            Corporation. (Incorporated by reference Exhibit 2 of the
                            Registrant's Current Report on Form 8-K dated as of
                            August 20, 1997).
          2.8            -- Side Agreement dated as of September 30, 1997 among Coram
                            Healthcare Corporation, T(2) Medical, Inc., Coram
                            Healthcare Corporation of Greater New York and Integrated
                            Health Services, Inc. (Incorporated by reference Exhibit
                            2.1 of the Registrant's Current Report on Form 8-K dated
                            as of September 30, 1997).
          3.1            -- Certificate of Incorporation of Registrant, as amended
                            through May 11, 1994 (Incorporated by reference to
                            Exhibit 3.1 of Registration No. 33-53957 on Form S-4).
          3.2            -- Bylaws of Registrant (Incorporated by reference to
                            Exhibit 3.2 of Registration No. 33-53957 on Form S-4).
          3.3            -- Certificate of Amendment of the Registrant's Certificate
                            of Incorporation (Incorporated by reference to Exhibit
                            3.3 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1997).
          4.1            -- Form of Common Stock Certificate for the Registrant's
                            common stock, $.001 par value per share. (Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          4.2            -- Form of Common Stock Certificate for the Registrant's
                            common stock, par value $0.001, including legend thereon
                            in respect of the Stockholder Rights Agreement which
                            exhibit is hereby incorporated by reference thereto.
          4.3            -- Form of Certificate of Designation, Preferences and
                            Rights of the Registrant's Series X Participating
                            Preferred Stock (filed as Exhibit A to the Stockholder
                            Rights Agreement, which was filed as Exhibit 1 To the
                            Registrant's Current Report on Form 8-K dated as of June
                            25, 1997, and which exhibit is hereby incorporated by
                            reference thereto).
         10.1            -- Amended and Restated Credit Agreement dated as of
                            February 10, 1995, by and among Curaflex, T(2),
                            HealthInfusion, Medisys, and HMSS as Co-Borrowers,
                            Toronto Dominion (Texas), Inc., as Agent (the "Amended
                            Credit Agreement") (Incorporated by reference to Exhibit
                            10.1 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1994).(a)
         10.2            -- Form of Employment Agreement between the Registrant and
                            Charles A. Laverty (Incorporated by reference to Exhibit
                            10.1 of Registration No. 33-53957 on Form S-4).
         10.3            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Miles E. Gilman (Incorporated by reference
                            to Exhibit 10.2 of Registration No. 33-53957 on Form
                            S-4).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.4            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and William J. Brummond (Incorporated by
                            reference to Exhibit 10.3 of Registration No. 33-53957 on
                            Form S-4).
         10.5            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Tommy H. Carter (Incorporated by reference
                            to Exhibit 10.4 of Registration No. 33-53957 on Form
                            S-4).
         10.6            -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain
                            executive officers. (Incorporated by reference to Exhibit
                            10.6 of the Registrant's Form 10-K for the year ended
                            December 31, 1994).
         10.7            -- Registrant's 1994 Stock Option/Stock Issuance Plan and
                            related Forms of agreements (Incorporated by reference to
                            Exhibit 10.15 of Registration No. 33-53957 on Form S-4).
         10.8            -- Registrant's Employee Stock Purchase Plan (Incorporated
                            by Reference to Exhibit 10.16 of Registration No.
                            33-53957 on Form S-4).
         10.9            -- 401(k) Plan of T(2) dated December 8, 1989 (Incorporated herein by Reference to Exhibit 10(s) of T(2) Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1989, filed with the Commission on or about December
                            29, 1988.)
         10.10           -- 1988 Stock Option Plan of T(2), as amended and restated
                            as of July 31, 1990 and as further amended as of (i)
                            August 20, 1991; (ii) November 12, 1991; and (iii) July
                            6, 1992 (Incorporated by reference to Exhibit 10.18 of
                            Registration No. 33-53957 on Form S-4).
         10.11           -- Curaflex 1989 Stock Option Plan (Incorporated by
                            reference to Exhibit 10.53 of Registration No. 33-53957
                            on Form S-4).
         10.12           -- Curaflex Amended 1990 Stock Option Plan (Incorporated by
                            reference To Exhibit 10.54 of Registration No. 33-53957
                            on Form S-4).
         10.13           -- Curaflex Directors' Nonqualified Stock Option Plan
                            (Incorporated by Reference to Exhibit 10.59 of
                            Registration No. 33-53957 on Form S-4).
         10.14           -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan,
                            as amended (Incorporated by reference to Exhibit 10.61 of
                            Registration No. 33-53957 on Form S-4).
         10.15           -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                            (Incorporated by reference to Exhibit 10.62 of
                            Registration No. 33-53957 on Form S-4).
         10.16           -- 1989 Stock Option Plan of Medisys (Incorporated by
                            reference to Exhibit 10.85 of Registration No. 33-53957
                            on Form S-4).
         10.17           -- Form of Non-Plan Option Agreement of Medisys
                            (Incorporated by reference to Exhibit 10.86 of
                            Registration No. 33-53957 on Form S-4).
         10.18           -- Credit Agreement among Coram Healthcare Corporation,
                            Coram, Inc., the Lenders named therein and Chemical Bank,
                            as Administrative Agent, Collateral Agent and Fronting
                            Bank (the "Senior Credit Facility") dated as of April 6,
                            1995. (Incorporated by reference to Exhibit D of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995).(a)
         10.19           -- First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto,
                            among the Registrant, Coram Inc., each Subsidiary
                            Guarantor (as defined therein), the Financial
                            Institutions party thereto (as defined therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 10.19 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1995).(a)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.20           -- Second Amendment to the Credit Agreement dated as of
                            September 7, 1995, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as defined
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 10.20 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995).(a)
         10.21           -- Third Amendment and Limited Waiver to the Credit
                            Agreement, dated as of September 29, 1995, by and among
                            the Registrant, Coram Inc., Each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as defined therein), and Chemical Bank as Agent
                            (Incorporated by reference to Exhibit 10.21 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995).(a)
         10.22           -- Fourth Amendment and Limited Waiver to the Credit
                            Agreement and First Amendment to Security Documents dated
                            as of October 13, 1995, together with selected exhibits
                            thereto, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions Party thereto (as defined therein) and
                            Chemical Bank as Agent (Incorporated by reference to the
                            Company's Current Report on Form 8-K as filed October 24,
                            1995).
         10.23           -- Warrant Agreement dated as of October 13, 1995, among the
                            Registrant, Coram Inc., and the other parties specified
                            therein (Incorporated by reference to the Company's
                            Current Report on Form 8-K as filed October 24, 1995).
         10.24           -- Amendment and Limited Waiver to Bridge Securities
                            Purchase Agreement, dated as of October 13, 1995, by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette. (Incorporated by Reference to Exhibit 10.24 of
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995).(a)
         10.25           -- Form of Employment Agreement and Amendment No. 1 of
                            Employment Agreement between the Registrant and Donald J.
                            Amaral. (Incorporated by reference to Exhibit 10.25 and
                            10.04 of the Registrant's Quarterly Report on Form 10-Q
                            for the quarters ended September 30, 1995 and June 30,
                            1998, respectively).
         10.26           -- Securities Purchase Agreement ("Securities Purchase
                            Agreement") and Form of Subordinated Bridge Note, dated
                            as of April 6, 1995, among Coram Inc., Coram Funding,
                            Inc. and the Registrant (Incorporated by reference to
                            Exhibit E of the Registrant's Current report on Form 8-K
                            dated April 6, 1995).(a)
         10.27           -- Exclusive Distribution Agreement-- Healthcare Products
                            and Biomedical Equipment and Services Agreement between
                            Medical Specialties Distributors, Inc. ("MSD") and Coram,
                            dated as of June 1, 1996. (Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).
         10.28           -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.2 of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 for the quarter
                            ended June 30, 1996).
         10.29           -- Medical Specialties Master Rental Agreement between MSD and Coram, Dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.3 Of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 For the quarter
                            ended June 30, 1996).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.30           -- Coram Healthcare Litigation Memorandum of Understanding
                            between all Parties to In re Coram Healthcare Corp.
                            Securities Litigation, Master File No. 95-N-2074 and
                            Shevde v. Sweeney et al., Civil Action No. 96-N-722,
                            dated as of August 5, 1996. (Incorporated by reference to
                            Exhibit 10.4 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).
         10.31           -- Fifth Amendment to the Credit Agreement Dated as of
                            February 6, 1996, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as described
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 99.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended March 31,
                            1996).(a)
         10.32           -- Sixth Amendment to Credit Agreement Dated as of April 19,
                            1996, by And among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as Defined therein), the Financial
                            Institutions party thereto (as Described therein), and
                            Chemical Bank as Agent. (Incorporated by Reference to
                            Exhibit 99.2 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1996).(a)
         10.33           -- Seventh Amendment to Credit Agreement Dated as of July 3,
                            1996, by And among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).(a)
         10.34           -- Eighth Amendment to Credit Agreement dated as of December
                            3, 1996, By and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor as defined therein), the Financial
                            Institutions party thereto (as Described therein), and
                            Chase Manhattan Bank as Agent.(a)
         10.35           -- Ninth Amendment and Limited Waiver to the Credit
                            Agreement dated as of March 14, 1997, by and among the
                            Registrant, Coram Inc., each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as described therein), and Chase Manhattan Bank
                            as Agent.(a)
         10.36           -- Amended Agreement, dated as of March 28, 1997 by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette.(a)
         10.37           -- Sabratek Corporation and Coram Healthcare Exclusive
                            Supply Agreement for IV Infusion Pumps, IV Disposable
                            Sets and Related Items, dated as of February 26, 1997.
         10.38           -- Amendment to 9% Subordinated Convertible Debenture and
                            Notice of Conversion dated as of June 30, 1996, by and
                            among the Registrant, Coram Inc., and the other parties
                            specified therein (Incorporated by reference to the
                            Company's report on Form 8-K as filed on July 12, 1996.)
         10.39           -- Tenth Amendment to Credit Agreement dated June 2, 1997, by and Among the Registrant, Goldman Sachs Credit
                            Partners L.P., Coram, Inc., each Subsidiary Guarantor (as
                            defined therein) and The Chase Manhattan Bank, as
                            administrative agent and collateral agent for the Lenders
                            named therein, to that certain Credit Agreement dated as
                            of April 6, 1995, by and among the Registrant, Coram,
                            Inc, each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions named therein and The Chase
                            Manhattan Bank, as collateral agent for the Lenders named
                            therein (Incorporated by reference Exhibit 99 of the
                            Registrant's Current Report on Form 8-K dated as of June
                            2, 1997).(a)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.40           -- Letter Agreement of March 29, 1998 by and among Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P. and
                            Foothill Capital Corporation on the one hand, and Coram
                            Healthcare Corporation, on the other, deferring the
                            payment of interest and fees pursuant to (i) the
                            Securities Purchase Agreement dated as of April 6, 1995
                            and (ii) the Letter Agreement dated March 28, 1997
                            between Coram Funding, Inc. and Coram Healthcare
                            Corporation. (Incorporated by reference to Exhibit 10.40
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1997)
         10.41           -- Prime vendor agreement between Coram Healthcare
                            Corporation and Cardinal Health. Certain portions of this
                            Exhibit have been omitted pursuant to a request for
                            confidential treatment. The entire Exhibit has been filed
                            confidentially with the Securities Exchange Commission.
                            (Incorporated by reference to Exhibit 10.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1998).
         10.42           -- Amendment No. 1 and Waiver to the Securities Exchange
                            Agreement among the Registrant, Cerberus Partners, L.P.,
                            Goldman Sachs Credit Partners L.P., and Foothill Capital
                            Corporation. (Incorporated by reference to Exhibit 10.01
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1998).
         10.43           -- Promissory Notes and Security Agreement dated July 21,
                            1998 among the Registrant and Foothill Capital
                            Corporation, as collateral agent for Cerberus Partners,
                            L.P., Goldman Sachs Credit Partners L.P. and Foothill
                            Partners III, L.P. and their respective successors and
                            assigns. (Incorporated by reference to Exhibit 10.02 of
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1998).
         10.44           -- Request for Deferral of Interest Payment Under the Series
                            B Convertible Subordinated Notes due 2008 and the related
                            Securities Exchange Agreement, dated May 6, 1998, by and
                            between Coram, Inc., Coram Healthcare Corporation,
                            Cerberus Partners, L.P., Goldman Sachs Credit Partners,
                            L.P. and Foothill Capital Corporation, as amended
                            (Incorporated by reference to Exhibit 10.03 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1998).
         10.45           -- Securities Exchange Agreement among the Company, Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                            Foothill Capital Corporation. (Incorporated by reference
                            to Exhibit 10.01 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998).(a)
         10.46           -- Form of Letter of Credit required by the Master Agreement by and between the Registrant and its applicable
                            affiliates and Aetna U.S. Healthcare, Inc. and its
                            applicable affiliates (Incorporated by reference to
                            Exhibit 10.02 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998).
         10.47           -- Addendum amendment to Sabratek Corporation and Coram
                            Healthcare for IV Infusion pumps, IV Disposable Sets and
                            Related Items, dated as of February 26, 1997, as of
                            December 7, 1998.*

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
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

---------------

(a) Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

 *   Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ DONALD J. AMARAL

                                              ----------------------------------
                                                       Donald J. Amaral
                                                 Chairman and Chief Executive
                                                            Officer

                                            By:    /s/ WENDY L. SIMPSON

                                              ----------------------------------
                                                       Wendy L. Simpson
                                                 Executive Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


                /s/ DONALD J. AMARAL                    Chairman and Chief Executive Officer    March 31, 1999
-----------------------------------------------------     (Principal Executive Officer)
                  Donald J. Amaral

                /s/ RICHARD M. SMITH                    President and Secretary                 March 31, 1999
-----------------------------------------------------
                  Richard M. Smith

                /s/ WENDY L. SIMPSON                    Executive Vice President and Chief      March 31, 1999
-----------------------------------------------------     Financial Officer (Principal
                  Wendy L. Simpson                        Financial Officer)

                 /s/ SCOTT R. DANITZ                    Vice President and Controller           March 31, 1999
-----------------------------------------------------     (Principal Accounting Officer)
                   Scott R. Danitz

                /s/ WILLIAM J. CASEY                    Director                                March 31, 1999
-----------------------------------------------------
                  William J. Casey

                 /s/ RICHARD A. FINK                    Director                                March 31, 1999
-----------------------------------------------------
                   Richard A. Fink

               /s/ STEPHEN G. PAGLIUCA                  Director                                March 31, 1999
-----------------------------------------------------
                 Stephen G. Pagliuca

                 /s/ L. PETER SMITH                     Director                                March 31, 1999
-----------------------------------------------------
                   L. Peter Smith

                /s/ STEPHEN FEINBERG                    Director                                March 31, 1999
-----------------------------------------------------
                  Stephen Feinberg

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets -- As of December 31, 1998 and
  1997......................................................  F-3
Consolidated Statements of Operations -- Years Ended
  December 31, 1998, 1997 and 1996..........................  F-4
Consolidated Statements of Stockholders' Equity -- Years
  Ended December 31, 1998, 1997 and 1996....................  F-5
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1998, 1997 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II -- Valuation and Qualifying Accounts............  S-1

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Coram Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Denver, Colorado
March 1, 1999

                          CORAM HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Current assets:
  Cash and cash equivalents.................................  $      53   $ 108,950
  Cash limited as to use....................................      1,557       1,029
  Accounts receivable, net of allowances of $18,128 and
     $24,047................................................    113,697      86,142
  Inventories...............................................     27,203      14,277
  Deferred income taxes, net................................        705       3,077
  Other current assets......................................      4,963       9,510
                                                              ---------   ---------
          Total current assets..............................    148,178     222,985
Property and equipment, net.................................     26,563      20,050
Deferred income taxes, non-current, net.....................      4,365       2,336
Other deferred costs........................................      5,243       7,668
Goodwill, net of accumulated amortization of $67,247 and
  $57,937...................................................    235,696     243,864
Other assets................................................     17,574      19,917
                                                              ---------   ---------
          Total assets......................................  $ 437,619   $ 516,820
                                                              =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  52,930   $  39,084
  Accrued compensation......................................     11,205       7,428
  Interest payable..........................................      4,671         473
  Current maturities of long-term debt......................        260     150,225
  Income taxes payable......................................        300      10,287
  Deferred income taxes.....................................      1,060       1,256
  Reserve for litigation....................................      2,987       2,785
  Accrued merger and restructuring..........................      3,935       8,771
  Other accrued liabilities.................................      6,271      14,296
                                                              ---------   ---------
          Total current liabilities.........................     83,619     234,605
Long-term debt..............................................    242,162     150,428
Minority interest in consolidated joint ventures............      2,024       1,016
Other liabilities...........................................     12,947       1,588
Deferred income taxes, non-current..........................      4,010       4,157
Commitments and contingencies...............................         --          --
                                                              ---------   ---------
          Total liabilities.................................    344,762     391,794
Stockholders' equity:
Preferred stock, par value $.001, authorized 10,000 shares,
  none issued...............................................         --          --
Common stock, par value $.001, authorized 100,000 shares,
  issued and outstanding 49,201 at December 31, 1998 and
  48,069 at December 31, 1997...............................         49          48
Additional paid-in capital..................................    427,133     437,608
Accumulated deficit.........................................   (334,325)   (312,630)
                                                              ---------   ---------
          Total stockholders' equity........................     92,857     125,026
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $ 437,619   $ 516,820
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------   ---------   --------
Net revenue.................................................  $526,516   $ 473,141   $529,618
Cost of service.............................................   394,532     337,537    369,337
                                                              --------   ---------   --------
Gross profit................................................   131,984     135,604    160,281
Operating expenses:
  Selling, general and administrative expenses..............    96,571      93,167    104,261
  Provision for estimated uncollectible accounts............    15,343      16,209     29,045
  Amortization of goodwill..................................    11,139      13,586     15,259
  Provision for (income from) litigation settlements........        --    (156,792)    27,875
  Reversal of accrual for restructuring costs...............    (3,900)         --         --
                                                              --------   ---------   --------
          Total operating expenses..........................   119,153     (33,830)   176,440
                                                              --------   ---------   --------
Operating income (loss).....................................    12,831     169,434    (16,159)
Other income (expenses):
  Interest income...........................................     1,102       2,242      1,497
  Interest expense..........................................   (32,734)    (75,026)   (78,767)
  Termination fee...........................................        --      15,182         --
  Equity in net income of unconsolidated joint ventures.....        69       1,245        991
  Gains on sales of businesses..............................     1,071      26,744         --
  Gains (losses) on sales of property and equipment.........      (363)        (61)       668
  Other income, net.........................................        28         333        456
                                                              --------   ---------   --------
Income (loss) before income taxes and minority interests....   (17,996)    140,093    (91,314)
  Income tax expense (benefit)..............................     2,300       7,550    (13,998)
  Minority interests in net income of consolidated joint
     ventures...............................................     1,399       7,283      7,698
                                                              --------   ---------   --------
Net income (loss)...........................................  $(21,695)  $ 125,260   $(85,014)
                                                              ========   =========   ========
Earnings (loss) per common share............................  $  (0.44)  $    2.64   $  (2.05)
                                                              ========   =========   ========
Earnings (loss) per common share -- assuming dilution.......  $  (0.44)  $    2.30   $  (2.05)
                                                              ========   =========   ========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   COMMON
                                    COMMON STOCK     ADDITIONAL    STOCK
                                   ---------------    PAID-IN      TO BE     ACCUMULATED
                                   SHARES   AMOUNT    CAPITAL      ISSUED      DEFICIT      TOTAL
                                   ------   ------   ----------   --------   -----------   --------
Balance, January 1, 1996.........  40,369    $40      $370,876    $     --    $(352,876)   $ 18,040
  Issuance of common stock and
     warrants, net...............   2,035      2        19,865          --           --      19,867
  Shares reserved for
     litigation..................      --     --            --      25,625           --      25,625
  Net loss.......................      --     --            --          --      (85,014)    (85,014)
                                   ------    ---      --------    --------    ---------    --------
Balance, December 31, 1996.......  42,404     42       390,741      25,625     (437,890)    (21,482)
  Issuance of common stock and
     warrants, net...............     665      1        21,247          --           --      21,248
  Issuance of shares reserved for
     litigation..................   5,000      5        25,620     (25,625)          --          --
  Net income.....................      --     --            --          --      125,260     125,260
                                   ------    ---      --------    --------    ---------    --------
Balance, December 31, 1997.......  48,069     48       437,608          --     (312,630)    125,026
  Issuance of common stock and
     warrants, net...............   1,132      1         2,225          --           --       2,226
  Warrant cancellation...........      --     --       (12,700)         --           --     (12,700)
  Net loss.......................      --     --            --          --      (21,695)    (21,695)
                                   ------    ---      --------    --------    ---------    --------
Balance, December 31, 1998.......  49,201    $49      $427,133    $     --    $(334,325)   $ 92,857
                                   ======    ===      ========    ========    =========    ========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (21,695)  $ 125,260   $(85,014)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Provision for estimated uncollectible accounts............     15,343      16,209     29,045
  Depreciation and amortization.............................     28,828      56,068     64,487
  Debt interest accrued.....................................     10,280      30,229     23,488
  Reversal of accrual for restructuring costs...............     (3,900)         --         --
  Gain on conversion of debt................................         --          --     (1,350)
  Litigation settlements not requiring cash.................         --    (120,079)    25,625
  Minority interest in net income of consolidated joint
    ventures, net...........................................       (126)       (784)    (2,946)
  Losses (gains) on sales of long-term assets...............        363          (2)    (2,400)
  Gains on sales of businesses..............................     (1,071)    (26,744)        --
  Equity in net income of unconsolidated joint ventures,
    net.....................................................        193        (498)      (611)
  Other, net................................................     (3,140)        179         --
  Changes in operating assets and liabilities, net of
    acquisitions and dispositions:
    Accounts receivable.....................................    (43,400)     (2,026)    14,029
    Prepaid expenses, inventories and other assets..........    (13,178)     (9,198)    20,702
    Current and other liabilities...........................     25,659       2,132    (22,019)
    Accrued merger and restructuring........................       (915)     (4,762)    (2,817)
                                                              ---------   ---------   --------
Net cash provided (used) by operating activities............     (6,759)     65,984     60,219
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (13,283)    (19,149)    (6,850)
Cash receipts on sale (payments for acquisitions) of
  businesses, net...........................................     (3,285)    124,196      4,821
Proceeds from sales of long-term assets.....................        179         680      3,875
Proceeds from long-term receivables.........................         --          --        902
                                                              ---------   ---------   --------
Net cash provided (used) by investing activities............    (16,389)    105,727      2,748
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of promissory notes....................      6,000          --         --
Cash consideration for warrant cancellation.................     (4,300)         --         --
Debt borrowings.............................................     29,250      10,000         --
Repayments of debt..........................................   (115,932)    (89,370)   (74,630)
Cash paid for debt financing costs..........................       (856)         --       (250)
Purchases of ESPP stock and exercise of warrants and
  options, net..............................................         89       1,234        553
                                                              ---------   ---------   --------
Net cash used by financing activities.......................    (85,749)    (78,136)   (74,327)
                                                              ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (108,897)     93,575    (11,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    108,950      15,375     26,735
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $      53   $ 108,950   $ 15,375
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
  Interest..................................................  $  13,636   $  12,399   $ 17,719
  Income taxes..............................................      2,470      (1,074)   (24,682)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Deferred interest.........................................  $      --   $   4,802   $  4,968
  Warrants issued in connection with debt financing.........      1,863      18,965     10,786
  Debt issued in consideration for cancellation of
    warrants................................................      8,400          --         --
  Debt issued in consideration for interest payable.........      3,785          --         --
  Common stock issued in settlement of litigation...........         --      25,625      1,783
  Issuance of stock in connection with acquisitions.........         --         870        819
  Capital lease obligations incurred on equipment lease.....         --          41        670
  Conversion of long-term debt to common stock..............         --          --      5,267
  Warrants issued to settle litigation......................         --          --        365
  Common stock issued in connection with employment
    agreements..............................................        103          --        294

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are engaged in three principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     Coram delivers its alternate site infusion therapy services through approximately 90 branch offices located in 44 states and Ontario, Canada. Infusion therapy involves the intravenous administration of anti-infective therapy, intravenous immunoglobulin ("IVIG"), chemotherapy, pain management, nutrition and other therapies.

     The Company provides ancillary network management services through its Resource Network division ("R-Net"), which manages networks of home health care providers on behalf of health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), at-risk physician groups and other managed care organizations. R-Net serves its customers through two primary call centers and three satellite offices.

     The Company delivers pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services division ("CPS"), which provides pharmacy benefit management services as well as specialty mail-order prescription drugs for chronically ill patients from two primary mail order facilities and three branch locations. The pharmacy benefit management service provides on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services are delivered through two main facilities which provide centralized distribution, compliance monitoring, patient education and clinical support to a wide variety of patients.

     Most of the Company's alternate site infusion therapy net revenue is from third-party payors such as private indemnity insurers, managed care organizations and governmental payors. Competition in this market, combined with the efforts by third-party payors to contain or reduce health care costs, contributed to reduced reimbursement rates for services.

     Company History. The Company was formed on July 8, 1994, as a result of a merger by and among T(2) Medical, Inc. ("T(2) Medical"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively, the "Merged Entities") (the "Four-Way Merger"). Each of these companies is a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests.

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

     In 1997, the Company provided lithotripsy services through a controlling interest in 11 lithotripsy partnerships, two wholly-owned lithotripsy entities, a lithotripsy management company and stock in an equipment service company and certain related assets (the "Lithotripsy Business"). Effective September 30, 1997, the Company completed the sale of all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. Two of the remaining partnerships were sold effective October 3, 1997. Effective June 1, 1998, the Company completed the sale of its remaining lithotripsy partnership.

                          CORAM HEALTHCARE CORPORATION

     Debt Restructuring and Refinancing. At December 31, 1997, the Company had two principal long-term debt instruments, the Former Senior Credit Facility and the Rollover Note and related warrants, the combined outstanding balance of which was approximately $299.2 million. During 1998, the Company completed the restructuring of this debt. The debt restructuring included repayment of all amounts due under the Former Senior Credit Facility, the consummation of an exchange of the Rollover Note and related warrants for certain senior subordinated debt and the execution of a new senior credit facility. See Note 8.

     Five-Year Capitated Agreement with Aetna U.S. Healthcare, Inc. In April 1998, the Company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna USHC") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna USHC's disease management programs. Effective July 1, 1998, the Company began receiving capitated payments on a monthly basis for covered members, assumed certain financial risk for certain home health services and began providing management services for a network of home health providers through R-Net. The Company's network of participating providers includes certain subsidiaries of the Company and it serves certain persons enrolled in Aetna USHC's HMO-based plans in the eight state area covered under the agreement who are presently not committed to other networks. Aetna USHC and its affiliated payors represented 12% of the Company's net revenue in 1998.

     Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. As of December 31, 1998, substantially all of the Company's cash was deposited with Harris Trust and Savings Bank. Daily cash balances may be in excess of the FDIC insurance limits, but credit risk is mitigated as deposits are kept only with high credit quality institutions. Accounts receivable are primarily from third-party payors, including private indemnity insurers, managed care organizations and state and federal governmental payors such as Medicare and Medicaid, and are unsecured. Credit risk is mitigated by the large number of entities that comprise the third-party payor base and credit evaluations of patients and third-party payors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Principles of Consolidation. The consolidated financial statements include the accounts of Coram, its subsidiaries and joint ventures which are considered to be under the control of the Company. All material intercompany accounts and transaction balances have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

     Reclassifications. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the Company's revenue is billed to third-party payors, including insurance companies, managed care plans, governmental payors and contracted institutions. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between service revenue at established rates and amounts expected to be realized from third-party payors under contractual agreements. Management fees, which are collected from entities managed by the Company, are based principally on a percentage of the entities' revenue. Management fees were approximately $0.3 million, $2.0 million and $1.6 million in 1998, 1997 and 1996, respectively.

     In certain cases, particularly in the R-Net division, the Company has agreed to accept fixed fee or capitated fee arrangements. Under a capitated arrangement, the Company will agree to deliver or arrange for the delivery of certain home health services required under the payor customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members

                          CORAM HEALTHCARE CORPORATION
enrolled in the particular health plan as of certain dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services.

     Revenue from the Medicare and Medicaid programs accounted for approximately 20%, 21%, and 22% of the Company's net revenue for the years ended December 31, 1998, 1997 and 1996, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management of the Company believes that it is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

     Cash and Cash Equivalents. Cash equivalents include all highly liquid investments with an original maturity of three months or less. As of December 31, 1997, the Company had approximately $107.6 million cash held in overnight funds. Cash held in overnight funds as of December 31, 1998 was minimal. A portion of the Company's cash balance that was limited as to its use includes cash of partnerships that may only be used for partnership operations.

     Inventories. Inventories, consisting primarily of pharmaceuticals and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of one to 10 years for equipment, furniture, fixtures and vehicles, and 30 to 31.5 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the related assets.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use. SOP 98-1, which was adopted by the Company as of January 1, 1998, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In prior years, the Company expensed such costs as incurred. SOP 98-1 requires companies to adopt its provisions as of the beginning of the year and restate previously reported interim results. In the fourth quarter of 1998, the Company capitalized certain costs as software to be amortized over three years. The effect of this accounting change was to decrease the net loss for the year ended December 31, 1998 by approximately $0.6 million.

     Goodwill and other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over 25 years. In 1995, the Company implemented Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"). Accordingly, the carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying value is reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historical or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; or a material decrease in the fair value of some or all of the assets. A review is done separately for each of the markets in which the Company operates.

     If future cash flows from operations decrease, the Company may be required to write down its goodwill and other long-lived assets in the future. Any such write-down could have a material adverse effect on the Company's financial position and results of operations.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing system-generated reports which track collection and write-off activity. Estimated

                          CORAM HEALTHCARE CORPORATION
write-off percentages are then applied to each aging category by payor classification to determine the allowance for estimated uncollectible accounts. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the Company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The Company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes.

     Earnings per Share. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous earnings per share methodology. Earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         1998       1997       1996
                                                       --------   --------   --------
Numerator for basic and diluted earnings per share...  $(21,695)  $125,260   $(85,014)
                                                       ========   ========   ========
Denominator:
  Weighted average shares............................    48,870     44,321     41,546
  Contingently issuable shares.......................        --      3,142         --
                                                       --------   --------   --------
  Denominator for basic earnings per share...........    48,870     47,463     41,546
Effect of other dilutive securities:
  Stock options......................................        --      1,292         --
  Warrants...........................................        --      5,726         --
                                                       --------   --------   --------
  Denominator for diluted earnings per
     share -- adjusted weighted average shares and
     assumed conversion..............................    48,870     54,481     41,546
                                                       ========   ========   ========
Earnings (loss) per common share.....................  $  (0.44)  $   2.64   $  (2.05)
                                                       ========   ========   ========
Earnings (loss) per common share -- assuming
  Dilution...........................................  $  (0.44)  $   2.30   $  (2.05)
                                                       ========   ========   ========

     In 1997, basic earnings per share data was computed by dividing net income by the weighted average number of common shares and contingently issuable shares outstanding during the period. Diluted earnings per share was adjusted for the assumed conversion of all potentially dilutive securities, including stock options and warrants to purchase common stock. The 1998 and 1996 computations do not give effect to options, warrants or the 1998 Series B Senior Subordinated Convertible Notes, as their effect would have been anti-dilutive.

     Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which establishes rules for reporting and displaying comprehensive income. Statement 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as essentially all changes in stockholders' equity exclusive of transactions with owners (e.g., dividends, stock options) and includes net income plus changes in certain assets and liabilities that are reported directly in equity, referred to as "Other Comprehensive Income." Other Comprehensive Income includes unrealized gains or losses on available-for-sale securities, translation

                          CORAM HEALTHCARE CORPORATION
adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company has no material activity that requires disclosure under Statement 130.

     Segment Reporting. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the new requirements in 1998. See Note 15.

     Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of the new requirement will have a material effect on the Company's future financial position or operating results.

     Start-up Costs. In 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company adopted the SOP 98-5 effective January 1, 1999 and such adoption will not have a significant effect on the results of operations or financial position.

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

3. CAREMARK LITIGATION SETTLEMENT

     In June 1997, the Company recorded settlement income of $156.8 million which represents a $165.0 million settlement with Caremark, less related costs of $8.2 million. The Company and Caremark settled certain litigation arising out of the purchase of the Caremark Business in 1995. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $100.0 million principal and $20.0 million accrued interest (payable semiannually in PIK Notes of the same type) were cancelled with all payments thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash to the Company, which was received September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues, which were settled at a nominal gain in June 1998. Additionally, as part of the settlement, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) related to the lawsuit. See Note 12.

4. TERMINATED MERGER WITH IHS

     On October 19, 1996, the Company, Integrated Health Services, Inc. ("IHS") and IHS Acquisition XIX, Inc., a wholly-owned subsidiary of IHS ("Merger Sub"), entered into a definitive Agreement and Plan of Merger ("the Merger Agreement") providing for the merger (the "IHS Merger") of Merger Sub with and into the Company. If the IHS Merger had been consummated, the Company would have become a wholly-owned subsidiary of IHS.

     On March 30, 1997, Coram, IHS and Merger Sub executed an amendment to the Merger Agreement (the "Amendment"), which was to become effective April 4, 1997. On April 4, 1997, the Company received from IHS a written notice of termination of the Amendment and the Merger Agreement. Pursuant to the

                          CORAM HEALTHCARE CORPORATION
terms of the Merger Agreement and as a result of such termination, IHS paid the Company $21.0 million on May 6, 1997. Accordingly, in the second quarter of 1997 the Company recorded other income of $15.2 million, representing the $21.0 million termination fee less legal, professional and other costs related to the terminated merger of $5.8 million.

5. SALE OF LITHOTRIPSY BUSINESS

     In 1996 and 1997, the Company owned two lithotripsy partnerships and a controlling interest in 11 lithotripsy partnerships. The Company also owned a lithotripsy management company and a lithotripter maintenance company. On August 20, 1997, the Company signed an agreement with IHS for the sale of the Company's interest in its thirteen lithotripsy partnerships, the lithotripsy management company, the stock of its equipment service company and certain related assets (the "Lithotripsy Business"). Effective September 30, 1997, the Company completed the transaction as to all of its Lithotripsy Business other than its interests in three lithotripsy partnerships. The Company's interests in two of these partnerships were conveyed to IHS effective October 3, 1997. Proceeds on the sale of the Lithotripsy Business in 1997 totaled $126.6 million and the Company recognized a gain of $26.7 million.

     Effective June 1, 1998, the Company signed an agreement with IHS for the sale of the Company's remaining lithotripsy partnership for an aggregate purchase price of $1.0 million payable in common stock of IHS. As a result, the Company recognized a gain of $0.7 million in 1998.

6. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. The acquisition activity during the year ended December 31, 1998 was limited to the completion of the purchase of two infusion branches for approximately $2.5 million in cash. During 1996, the Company purchased certain minority interests in two lithotripsy joint ventures for approximately $4.7 million in cash. These acquisitions were accounted for as purchases. Individually and in the aggregate, the results of operations of these businesses for periods prior to their acquisition were not material to the Company's consolidated results of operations.

     Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of December 31, 1998, the Company may be required to pay under such contingent obligations approximately $2.2 million subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.2 million of these contingent obligations, subject to increase, may be paid in cash. If these contingent payments are made, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the years ended December 31, 1998, 1997 and 1996 were $0.3 million, $0.6 million and $3.7 million, respectively.

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

                          CORAM HEALTHCARE CORPORATION

     For both the Coram and Caremark Business Consolidation Plans, personnel reduction costs include severance payments, fringe benefits and taxes related to employees to be terminated, costs of terminating executives and buying out employment and consulting contracts, and incremental professional fees to develop and implement the plans. Facility reduction costs consist of the cost of fulfilling or buying out existing lease commitments on branch facilities and corporate offices that will be closed as part of the restructuring, reduced by any sublease income. They also include related costs for equipment leases and facility closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the write-down, net of any proceeds on disposition, of operating assets that have become redundant because of the consolidation. They also include inventory that has no future value because of the restructuring. For the Coram Consolidation Plan, merger costs consist of executive severance payments directly related to the Four-Way Merger based on the relevant employment agreements, investment banking fees, consulting, legal and accounting fees and other costs incurred as a direct result of the merger. Discontinuance costs are principally non-cash and consist of the estimated loss on the disposal of non-core businesses.

     In 1998 and 1997, net revenue of the Company does not include revenue from non-core businesses that were discontinued or disposed of as part of the Coram Consolidation Plan. However, 1996 net revenue includes approximately $4.9 million from non-core businesses. Operating results from businesses that were discontinued or disposed in 1996 were not material.

     In December 1998, the Company determined that the Coram Consolidation Plan was complete. As a result, future cash expenditures were no longer expected and the Company recognized a restructure reversal benefit of $1.1 million. In addition, the Company in evaluating the estimated costs to complete the Caremark Business Consolidation Plan and other accruals, recognized a restructure reversal benefit of $0.7 million and $2.1 million, respectively, was recorded. The balance in the "Accrued Merger and Restructuring" liability at December 31, 1998 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $3.0 million and other accruals of $0.9 million.

     Under the two plans, the Company has made total payments, disposals and reversals through December 31, 1998 as follows (in thousands):

                                                                                     BALANCE AT
                                        THROUGH DECEMBER 31, 1998                DECEMBER 31, 1998
                             -----------------------------------------------   ----------------------
                                 CASH       NON-CASH             RESTRUCTURE   FUTURE CASH     TOTAL
                             EXPENDITURES   CHARGES     TOTAL     REVERSAL     EXPENDITURES   CHARGES
                             ------------   --------   -------   -----------   ------------   -------
Coram Consolidation Plan:
  Merger Costs.............    $27,500      $   600    $28,100      $400          $   --      $28,500
                               =======      =======    =======      ====          ======      =======
  Personnel Reduction
     Costs.................    $20,300      $   600    $20,900      $300          $   --      $21,200
  Facility Reduction
     Costs.................     12,015       21,500     33,515        85              --       33,600
  Discontinuance Costs.....      2,000       29,400     31,400       300              --       31,700
                               -------      -------    -------      ----          ------      -------
          Total
            Restructuring
            Costs..........    $34,315      $51,500    $85,815      $685          $   --      $86,500
                               =======      =======    =======      ====          ======      =======
Caremark Business
  Consolidation Plan:
  Personnel Reduction
     Costs.................    $11,300      $    --    $11,300      $ --          $   --      $11,300
  Facility Reduction
     Costs.................      9,050        3,900     12,950       714           3,036       16,700
                               -------      -------    -------      ----          ------      -------
          Total
            Restructuring
            Costs..........    $20,350      $ 3,900    $24,250      $714          $3,036      $28,000
                               =======      =======    =======      ====          ======      =======

     The Company estimates that the future cash expenditures related to the Caremark Business Consolidation Plan will be made in the following periods: 47% through December 31, 1999, 9% through December 31,

                          CORAM HEALTHCARE CORPORATION

2000, 12% through December 31, 2001, and 32% through December 31, 2002, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of December 31, 1998 to meet future expenditures related to the Caremark Business Consolidation Plan. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

7. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Leasehold improvements......................................  $  4,490   $  4,567
Equipment and other.........................................    46,273     42,059
Furniture and fixtures......................................     6,986      6,140
                                                              --------   --------
                                                                57,749     52,766
Less accumulated depreciation and amortization..............   (31,186)   (32,716)
                                                              --------   --------
                                                              $ 26,563   $ 20,050
                                                              ========   ========

     The above includes immaterial amounts of equipment under capital leases.

     Capital expenditures in 1998 and 1997, respectively, have consisted primarily of $6.2 million and $13.1 million of multi-therapy infusion pumps and related equipment and supplies to service the growth in the alternate site infusion therapy business. In 1998, the Company also purchased $1.9 million of communication and information systems to more effectively process referrals and management services in its R-Net division. In 1998 and 1997, the Company purchased $4.0 million and $2.2 million, respectively, of communication and information systems related to the growth in the Company's operations.

8. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              --------   ---------
Series A Senior Subordinated Unsecured Notes................  $153,785   $      --
Series B Senior Subordinated Convertible Notes..............    87,922          --
New Senior Credit Facility..................................        --          --
Former Senior Credit Facility...............................        --      80,000
Rollover Note, including accrued interest...................        --     219,241
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................       715       1,412
                                                              --------   ---------
                                                               242,422     300,653
Less current scheduled maturities...........................      (260)   (150,225)
                                                              --------   ---------
                                                              $242,162   $ 150,428
                                                              ========   =========

                          CORAM HEALTHCARE CORPORATION

     As of December 31, 1998, the Company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement") dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a new senior credit facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation, as Agent. Under the outstanding credit and debt agreements, the Company is precluded from paying cash dividends during the term of indebtedness.

     Securities Exchange Agreement. On May 6, 1998, the Company entered into the Securities Exchange Agreement with the Holders of its subordinated rollover note (the "Rollover Note"). As long as the Rollover Note was outstanding, the Holders had the right to receive warrants to purchase up to 20% of the outstanding shares of the common stock of the Company (the "Warrants") on a fully diluted basis. The Securities Exchange Agreement provided for the cancellation of the Rollover Note (including deferred interest and fees) and the Warrants in an exchange (the "Exchange"), effective April 13, 1998, for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in principal amount Series A Notes and (ii) $87.9 million in original principal amount of 8% Series B Notes. In addition, under the Securities Exchange Agreement, the Holders of the Series A and Series B Notes were given the right to approve certain new debt and the right to name one director to the Company's Board of Directors, who was elected to the board in June 1998. The Securities Exchange Agreement in which the Series A Notes and the Series B Notes were issued contains certain other customary covenants and events of default. At December 31, 1998, the Company was in compliance with all of these covenants.

     Series A Notes. The Series A Notes mature in May 2001 and bear interest at the rate of 9.875% per annum (subject to adjustment to a maximum of 10.5% on March 31, 1999 if certain performance standards are not achieved) payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the Company. The Holders can require the Company to pay interest in cash if the Company exceeds a certain interest coverage ratio. During the year ended December 31, 1998, interest expense on the Series A Notes was $10.7 million. On July 15, 1998, Series A Notes totaling $3.8 million were issued in lieu of a cash payment of interest due through such date.

     Series B Notes. The Series B Notes mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the Company. During the year ended December 31, 1998, interest expense on the Series B Notes was $5.0 million. The Series B Notes are convertible into shares of the Company's common stock at a conversion price (the "Conversion Price") initially equal to $3.00 per share, subject to downward reset to the prevailing market prices (calculated based on the average of the closing prices for each of the preceding 20 days) on each of April 13, 1999 and October 13, 1999. The Conversion Price will also be subject to customary anti-dilution adjustments, including adjustments for sale of common stock (other than pursuant to existing obligations or employee benefit plans) at a price below the Conversion Price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes.

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

                          CORAM HEALTHCARE CORPORATION

     Exchange; New Senior Credit Facility. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998, the Company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes agreed to extend the Company up to $60.0 million of senior secured debt (the "New Senior Credit Facility"), subject to the completion of definitive agreements on or prior to September 30, 1998. On August 20, 1998, the Company entered into a definitive agreement for the New Senior Credit Facility providing for the availability of the $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The New Senior Credit Facility matures February 26, 2001 and bears an interest rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 9.25% at December 31, 1998. The New Senior Credit Facility is secured by the capital stock of the Company's subsidiaries, as well as the accounts receivable and certain other assets held by the Company and its subsidiaries. Under the New Senior Credit Facility, among other nominal fees, the Company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. During the year ended December 31, 1998, interest and related fees on the New Senior Credit Facility were $0.5 million. In addition, the terms of the New Senior Credit Facility provide for the issuance of warrants to purchase up to 1.9 million shares of common stock of the Company at $0.01 per share, subject to customary adjustments (the "1998 Warrants"). The 1998 Warrants were valued at their fair value at the date of issuance, and were accounted for deferred costs to be amortized over the life of the New Senior Credit Facility. The Company charged $0.5 million to interest expense during the year ended December 31, 1998 related to the 1998 Warrants. The terms of the New Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of December 31, 1998, the Holders had issued letters of credit totaling $18.7 million thereby reducing the Company's availability under the New Senior Credit Facility by that amount. In addition, the terms of the New Senior Credit Facility provide for a fee of 1.0% per annum on the outstanding letter of credit obligations that is due in arrears on the first business day of each month. The New Senior Credit Facility contains certain other customary covenants and events of default. At December 31, 1998, the Company was in compliance with all of these covenants except for the debt ratio covenant for which the Company received a waiver in March 1999.

     Secured Promissory Notes. In July 1998, the Company issued secured promissory notes (the "Promissory Notes") in the aggregate principal amount of $6.0 million to the Holders of the Series A and B Notes. The Promissory Notes matured August 20, 1998 and carried an interest rate of 12% per annum, payable in cash on the maturity date of the Promissory Notes. In August 1998, the Company repaid in full all principal and interest totaling approximately $6.1 million.

     As of December 31, 1997, the Company's principal credit and debt agreements consisted of arrangements that were entered into on April 6, 1995, at the time of the acquisition of the Caremark Business and included (i) borrowings under a Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank), as Agent, (the "Former Senior Credit Facility") and (ii) the Rollover Note.

     Former Senior Credit Facility. In January 1998, the Company repaid all principal, interest and related fees totaling approximately $80.1 million due under the Former Senior Credit Facility and terminated such facility. Interest on the Former Senior Credit Facility was based on margins over certain domestic and foreign indices and was accruing at the annual rate of 8.94% upon repayment. Additionally, in 1995, warrants were issued to the Company's lenders under the former Senior Credit Facility valued at approximately $8.0 million, their value at the date of issuance, and were accounted for as interest expense through March 1997.

                          CORAM HEALTHCARE CORPORATION

Accordingly, the Company incurred interest of approximately $1.6 million and $5.2 million for the years ended December 31, 1997 and 1996, respectively, in relation to these warrants.

     Rollover Note. Through April 13, 1998, the Rollover Note carried an interest rate that was based on various indices plus a margin that increased by 0.25% quarterly and was 16.75% upon the effective cancellation date. During the years ended December 31, 1998, 1997 and 1996, $10.3 million, $30.2 million and $23.5 million was accrued on the Rollover Note, respectively. The Warrants related to the Rollover Note were accounted for as interest expense and additional paid-in capital. Accordingly, the Company recorded interest expense related to the Warrants of $3.2 million, $18.2 million and $7.3 million in the years ended December 31, 1998, 1997, and 1996 respectively.

     At December 31, 1998, the Company was obligated to make principal payments on long-term debt outstanding as follows (in thousands):

                       YEAR ENDING
                      DECEMBER 31,
                      ------------
1999.....................................................   $    260
2000.....................................................        283
2001.....................................................    153,957
2002.....................................................         --
2003.....................................................         --
Thereafter...............................................     87,922
                                                            --------
                                                            $242,422
                                                            ========

9. INCOME TAXES

     The components of the consolidated income tax expense (benefit) were as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998     1997      1996
                                                           ------   ------   --------
Current:
  Federal................................................  $1,750   $5,000   $(14,000)
  State..................................................     550    2,550          2
                                                           ------   ------   --------
          Total Current..................................   2,300    7,550    (13,998)
                                                           ------   ------   --------
Deferred:
  Federal................................................      --       --         --
  State..................................................      --       --         --
                                                           ------   ------   --------
          Total Deferred.................................      --       --         --
                                                           ------   ------   --------
  Income tax expense (benefit)...........................  $2,300   $7,550   $(13,998)
                                                           ======   ======   ========

                          CORAM HEALTHCARE CORPORATION

     The following table reconciles the federal statutory rate to the effective income tax expense (benefit) rate:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Federal statutory rate......................................  (35.0)%   35.0%   (35.0)%
Valuation allowance.........................................   34.3    (34.4)    17.9
State income taxes, net of federal income tax benefit.......   (0.8)     0.8       --
Goodwill....................................................   13.1      1.2      2.7
Other.......................................................    0.3      3.1      0.3
                                                              -----    -----    -----
Effective income tax expense (benefit) rate.................   11.9%     5.7%   (14.1)%
                                                              =====    =====    =====

     The 1998 effective income tax rate is substantially higher than the statutory rate because the Company is not recognizing the benefit of the current year loss and is adjusting its estimate for the dispute with the Internal Revenue Service described below. The 1997 effective income tax rate is substantially lower than the statutory rate because of the Company's ability to utilize net operating loss carryforwards which are fully reserved in the valuation allowance. The income tax benefits recognized in 1996 have been limited to the estimated amounts recoverable through carryback of losses to the separate returns of the Company's predecessor entities that were participants in the Four-Way Merger. Accordingly, the effective income tax rates from that year differs substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates.

                          CORAM HEALTHCARE CORPORATION

     The temporary differences, tax effected, which give rise to the Company's net deferred tax asset (liability) were as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Deferred tax assets:
  Goodwill, net of amortization.............................  $  49,508   $  45,505
  Restructuring costs.......................................      3,289       4,554
  Net operating loss carryforwards..........................     49,262      43,255
  AMT credit carryforwards..................................      4,478       4,000
  Accrued litigation........................................      1,226       1,143
  Allowance for notes receivable............................        739          --
  Allowance for doubtful accounts...........................      7,441       9,870
  Intangible assets.........................................      2,906       2,921
  Property and equipment writedown..........................         --       1,272
  Accrued bonuses...........................................      1,819         670
  Accrued vacation..........................................        422         636
  Other accruals............................................      1,855       3,694
  Other.....................................................      1,446         553
                                                              ---------   ---------
  Total gross deferred tax asset............................    124,391     118,073
  Less valuation allowance..................................   (119,321)   (112,660)
                                                              ---------   ---------
  Total deferred tax asset..................................      5,070       5,413
Deferred tax liabilities:
  Property and equipment....................................     (3,841)     (3,988)
  Amortization of intangibles...............................       (169)       (169)
  Partnerships..............................................       (144)       (144)
  Other.....................................................       (916)     (1,112)
                                                              ---------   ---------
  Total deferred tax liabilities............................     (5,070)     (5,413)
                                                              ---------   ---------
          Net deferred tax asset (liability)................  $      --   $      --
                                                              =========   =========

     Deferred tax assets have been limited to amounts expected to be recovered, offset against deferred tax liabilities that would otherwise become payable in the carryforward period for 1998 and 1997. The Company believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time that they should be offset by a valuation allowance.

     As of December 31, 1998, the Company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $124.7 million which are available to offset future federal taxable income, expiring in varying amounts in the years 2002 through 2018. This includes approximately $46.1 million generated prior to the Four-Way Merger and subject to separate return limitations of a predecessor company as well as an annual usage limitation of approximately $4.5 million.

     During the year ended December 31, 1996, the Company received a $24.7 million refund related to the carryback of tax losses for its tax years ended September 30, 1996 and 1995.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the Company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the Company. The Company has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. The Company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which affect the prior years' tax liability. The Company has been advised by

                          CORAM HEALTHCARE CORPORATION
the IRS that it will receive a notice of deficiency with respect to the proposed adjustments. The Company will contest the notice of deficiency through administrative proceedings or litigation, and will vigorously defend its current position. The most significant proposed adjustment relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. Due to the uncertainty of final resolution, the Company has established a reserve for these issues. The Company would, however, be required to pay from its cash resources any deficiency resulting from resolution of the proposed adjustments, plus interest. Due to the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation, no assurance can be given that the Company will prevail. If the Company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the Company could be materially adversely affected.

10. RELATED PARTY TRANSACTIONS

     Prior to the Four-Way Merger, the Merged Entities entered into agreements with individuals and/or companies considered to be related parties. The majority of these individuals and/or companies are no longer related parties as these individuals are no longer Company employees, officers and/or directors. The following summarizes the significant related party transactions.

     In 1997, the Company's Board of Directors approved a contingent bonus to Donald J. Amaral, Chairman and Chief Executive Officer for his success in the financial turnaround of Coram. Under the agreement, subject to certain material terms and conditions, Mr. Amaral was paid $1.0 million following the refinancing of the Company's debt and to be paid $4.0 million following a sale of the Company. The Company recorded a $1.0 million expense for the refinancing payment in 1998 and paid $0.5 million in 1998 and $0.5 million in the first quarter of 1999. See Note 8.

     Certain executive officers and consultants to the Merged Entities had employment, severance or consulting agreements that entitled such executive officers or consultants to certain termination, severance and consulting payments upon consummation of the Four-Way Merger or upon termination of employment following the Four-Way Merger. In conjunction with the Coram Consolidation Plan (see Note 6), the Company accrued $18.8 million for the termination of the existing employment, consulting and/or severance agreements with these individuals. This accrual was included as a component of the Coram Consolidation Plan.

     A director of the Company is associated with a law firm that rendered various legal services to the Company. The legal fees to the firm approximated $0.2 million and $1.7 million during the years ended December 31, 1997 and 1996, respectively. The legal fees paid in 1998 were minimal.

     A director of the Company also serves on the Board of Directors of Sabratek Corporation ("Sabratek"). In 1997, the Company purchased from Sabratek approximately $11.5 million in multi-therapy infusion pumps and $4.3 million in related equipment and supplies. In 1998, the Company purchased $7.8 million from Sabratek for equipment and supplies.

11. STOCKHOLDERS' EQUITY

     At December 31, 1998, the Company was authorized to issue 10 million shares of preferred stock, $.001 par value, which may be issued at the discretion of the Company's Board of Directors without further stockholder approval. The Board of Directors can also determine the preferences, rights, privileges and restrictions of any series of preferred stock. At December 31, 1998, there were no shares of preferred stock issued and outstanding.

     In 1997, the Company adopted a Stockholder Rights Agreement which provides for the distribution of one "Right" to purchase a unit equal to one-hundredth of a share of a newly created series of participating

                          CORAM HEALTHCARE CORPORATION
preferred stock ("Series X Preferred Stock") for each outstanding share of the Company's common stock of record on July 9, 1997.

     The Rights have an exercise price of $10 per Right, subject to subsequent adjustment under certain circumstances, and entitle the stockholder to purchase units of Series X Preferred Stock at an effective discount of 50% of the market price of the common stock under certain circumstances. Each unit of Series X Preferred Stock will be entitled to one vote on all matters on which shares of common stock may vote. This agreement, which was scheduled to expire by its terms on June 25, 1998 unless extended, was extended by the Company's Board of Directors for one year in 1998.

     The Exchange provided for the cancellation of the Warrants related to the Rollover Note. In April 1998, the Company cancelled 8.4 million warrants with a fair value of $12.7 million in exchange for payment of $4.3 million in cash and $8.4 million in the original principal amount of the Series B Notes.

     In August 1998, in connection with its New Senior Credit Facility, the Company provided for the issuance of the 1998 Warrants to purchase up to 1,900,000 shares of the Company's common stock to the Holders. The 1998 Warrants have an exercise price of $0.01 per share, subject to customary adjustments.

     Stock Option Plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options as permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123").

     In connection with the Four-Way Merger, the Company assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the Company's Board of Directors. In addition, the Company implemented the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan"). During 1997, the Purchase Plan was amended to increase the number of common shares issuable from 0.3 million to 1.0 million. The Purchase Plan was re-activated in January 1998 after a suspension from the fourth quarter of 1996.

     The 1994 Plan contains three separate incentive programs which provide for the granting of stock options to certain officers, key employees, consultants and non-employee members of the Company's Board of Directors. Coram's 1994 Plan has authorized the grant of options for up to 10.0 million shares of the Company's common stock. Options granted under the 1994 Plan may constitute either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options may be granted at exercise prices ranging from 85% to 100% of the fair market value of the Company's stock at the date of grant. All options granted expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. The 1994 Plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom awards will be made and the incentive program to be utilized.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following

                          CORAM HEALTHCARE CORPORATION
assumptions for 1998, 1997, and 1996, respectively: risk free interest rates ranging from 4.38% to 5.59%, 5.73% to 6.57%, and 5.26% to 6.54%; a dividend yield of 0% for each year; volatility factors of the expected market price of the Company's common stock of .62 for each year; and an expected life of the option of one year past vesting.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income disclosed below may not be representative of compensation expense in future pro forma years. The Company's pro forma information is as follows (in thousands, except for earnings per share information):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Pro forma income (loss)..............................  $(24,364)  $120,638   $(90,180)
Pro forma earnings (loss) per common share...........  $  (0.50)  $   2.54   $  (2.17)
Pro forma earnings (loss) per share -- assuming
  Dilution...........................................  $  (0.50)  $   2.23   $  (2.17)

     A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                        1998                  1997                  1996
                                 -------------------   -------------------   -------------------
                                           WEIGHTED-             WEIGHTED-             WEIGHTED-
                                            AVERAGE               AVERAGE               AVERAGE
                                 OPTIONS   EXERCISE    OPTIONS   EXERCISE    OPTIONS   EXERCISE
                                  (000)      PRICE      (000)      PRICE      (000)      PRICE
                                 -------   ---------   -------   ---------   -------   ---------
Outstanding -- beginning of
  year.........................    7,561     $3.39       6,611     $5.41       7,145    $ 8.48
  Granted:
     Price equal to fair
       value...................    3,119      2.18       5,153      2.77       1,348      4.93
     Exercised.................       (1)     2.63        (327)     3.21         (12)     4.53
     Forfeited.................   (1,458)     4.65      (3,876)     5.98      (1,870)    16.81
                                 -------               -------               -------
Outstanding -- end of year.....    9,221      2.77       7,561      3.39       6,611      5.41
                                 =======               =======               =======
Exercisable at end of year.....    4,601                 3,375                 2,264
                                 =======               =======               =======
Weighted-average fair value of
  options granted during the
  year:
  Price equal to fair value....  $  1.05               $  1.19               $  2.39

                          CORAM HEALTHCARE CORPORATION

     Exercise prices for options outstanding and the weighted-average remaining contractual life of those options at December 31, 1998 are as follows:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         -------------------------------------------------   ------------------------------
                           NUMBER      WEIGHTED-AVERAGE                        NUMBER
RANGE OF                 OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES             (000)      CONTRACTUAL LIFE    EXERCISE PRICE       (000)       EXERCISE PRICE
---------------          -----------   ----------------   ----------------   -----------   ----------------
$ 1.44 - $ 2.00........       691            9.61              $ 1.81               5           $ 1.97
$ 2.25 - $ 2.25........     1,597            9.61                2.25              --               --
$ 2.38 - $ 2.38........       752            9.19                2.38              --               --
$ 2.50 - $ 2.50........     1,167            8.42                2.50             440             2.50
$ 2.63 - $ 2.63........     2,320            7.00                2.63           1,745             2.63
$ 2.84 - $ 3.13........       200            8.96                3.13              50             3.13
$ 3.40 - $ 3.40........     2,200            6.78                3.40           2,200             3.40
$ 3.50 - $24.02........       289            7.52                5.74             156             6.47
$30.56 - $30.56........         2            2.74               30.56               2            30.56
$35.91 - $35.91........         3              --               35.91               3            35.91
                            -----                                               -----
$ 1.44 - $35.91........     9,221            8.01                2.77           4,601             3.15
                            =====                                               =====

     Common shares reserved for future issuance include approximately 1.6 million shares related to options outside of the 1994 Plan, 0.5 million shares related to the Purchase Plan and 6.1 million shares related to stock purchase warrants. In addition, Donald J. Amaral, Chairman and Chief Executive Officer received a portion of his 1998 net base salary in approximately 41,900 shares of common stock. The shares were valued at the time the compensation was paid based upon the lesser of the closing price of the stock or the average closing price for the prior 30 days.

     Warrants to Purchase Common Stock. The following warrants are outstanding or issuable at December 31, 1998:

                                                EXERCISE PRICE
                                     SHARES       PER SHARE              EXPIRATION DATE
                                    ---------   --------------           ---------------
Issued to lenders under Former
  Senior Credit Facility (Note
  8)..............................  1,384,616   nominal          October 13, 2000
Issued in settlement of T(2)
  litigation (Note 12)............  2,519,834   $22.125          July 10, 1999
Issued in settlement of dispute
  with former principals of
  Company acquired by T(2) (Note
  12).............................    281,250   $ 4.625          September 30, 1999
Issued by Merged Entities prior to
  Four-Way Merger.................     34,718   $12.58 - $18.79  March 6, 2001 to none
Issued to Senior Lenders (Note
  8)..............................  1,900,000   $ 0.01           Expiration is earlier of New
                                                                 Senior Credit Facility
                                                                 cancellation or termination
                                                                 date, or maturity of February
                                                                 26, 2001.

12. COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office, other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments including real estate taxes and other operating

                          CORAM HEALTHCARE CORPORATION
costs. Total rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $11.6 million, $12.2 million and $13.0 million, respectively, exclusive of amounts charged to restructuring reserves. At December 31, 1998 the aggregate future minimum lease commitments were as follows (in thousands):

                       YEARS ENDING                          CAPITAL   OPERATING
                       DECEMBER 31,                          LEASES     LEASES
                       ------------                          -------   ---------
1999.......................................................   $252      $10,118
2000.......................................................    252        6,868
2001.......................................................    147        4,439
2002.......................................................     --        1,502
2003.......................................................     --        2,244
Thereafter.................................................     --          797
                                                              ----      -------
          Total minimum lease payments.....................    651       25,968
Less amounts representing interest.........................    (87)          --
                                                              ----      -------
Net minimum lease payments.................................   $564      $25,968
                                                              ====      =======

     Capital lease obligations are included in other obligations. Operating lease obligations include $4.0 million, less $1.7 million of sublease rentals, accrued for as part of the restructuring costs under the Caremark Business Consolidation Plan. See Notes 6 and 8.

     Employee Benefit Plans. The Merged Entities provided various defined contribution plans that were available to their employees. Management of the Company merged these benefit plans during 1995. Eligible employees include all individuals over the age of 21 who have completed six months of benefit-eligible service with the Company. The Company offers a matching program of $.50 for every $1 contributed up to the first 6% of the employee's pay. Employee contributions vest immediately upon contribution, and the Company's contributions vest as follows: 1 year 0%, 2 years 25%, 3 years 50%, 4 years 75% and 5 years 100%. During the years ended December 31, 1998, 1997 and 1996, the Company's total contributions to these plans were approximately $2.0 million, $1.7 million and $2.1 million, respectively.

     Litigation. On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno, No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T(2) Medical, Inc. Shareholder Litigation. The plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 10b-5 promulgated thereunder, against all of the defendants. The Complaint also alleges controlling person liability against the individual defendants under
Section 20(a) of the Exchange Act, and further alleges fraud by all of the defendants under Georgia law. Finally, the plaintiffs allege a breach of the covenant of good faith and fair dealing by all defendants. The plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T(2) Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price, and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The defendants filed a motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's motion to dismiss on February 12, 1997. The plaintiffs appealed the dismissal to the Eleventh Circuit Court of Appeals, which affirmed the dismissal on October 15, 1998. The plaintiffs filed a petition with the United States Supreme Court on March 15, 1999 for a writ of certiorari, and the Company intends to respond to the petition.

                          CORAM HEALTHCARE CORPORATION

     The Company intends to vigorously defend itself in the matters described above and in Note 9. Nevertheless, due to the uncertainties inherent in litigation and IRS proceedings, the ultimate disposition of the matters described in the preceding paragraph and in Note 9 cannot presently be determined. Accordingly, except for the settlement of the Shareholder Litigation described below, charges recorded for various litigation settlements that are not individually material to the Company and the reserve established for the tax case in Note 9, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the Company's Consolidated Financial Statements. An adverse outcome in any such litigation or proceedings could be material to the financial position, results of operations and liquidity of the Company.

     On August 8, 1996, the Company announced an agreement in principle to settle certain shareholder class action and certain derivative litigation (the "Shareholder Litigation"). The agreement in principle was approved by the Colorado District Court on January 24, 1997. As consideration for the settlement, the Company paid approximately $0.3 million and the Company's director's and officer's insurance policies paid approximately $22.3 million. Additionally, the Company was required to adopt certain disclosure policies with regard to certain public statements. Under the agreement, the Company was required to issue 5.0 million freely tradable shares of common stock of which
1.5 million shares were issued March 11, 1997 and 3.5 million shares were issued November 28, 1997. The Company recorded non-cash charges of $25.6 million and a cash charge of $0.3 million during the year ended December 31, 1996. The $25.6 million, which was recorded in operations as a provision for shareholder litigation settlement and in stockholders' equity as common stock to be issued, represents the 5.0 million shares at the stock price of $5.125 per share on the date the settlement was approved.

     In September 1995, as amended on October 6, 1995, the Company filed suit against Caremark (the "Caremark Litigation") in the San Francisco Superior Court. The Caremark Litigation and other related issues arose out of the acquisition of certain assets of Caremark's home infusion business in 1995. On June 30, 1997, the Company entered into a settlement with Caremark. Under the terms of the settlement, Junior Subordinated Pay-In-Kind Notes totaling approximately $100.0 million principal and $20.0 million accrued interest were canceled with all payments due thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash that was received on September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues. As a result the Company recorded income from litigation settlement of $156.8 million in June of 1997. See Note 3.

     On July 7, 1997, the Company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the Company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the Company all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP, related to the lawsuit filed by the Company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the Company. The case was dismissed from the court in California due to inconvenience for witnesses with a right to re-file in Illinois. The Company re-filed the lawsuit in state court in Illinois. Price Waterhouse LLP filed a motion to dismiss the Company's lawsuit in the state court in Illinois on several grounds, but their motion was denied in March 1999. The lawsuit has progressed into the discovery stage. There can be no assurance of any recovery from Price Waterhouse LLP. See Note 3.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the Company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.

                          CORAM HEALTHCARE CORPORATION

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The financial instruments included in the Company's assets and current liabilities (excluding long-term debt) are reflected in the financial statements at amounts approximating their fair value because of the short-term maturity of those instruments.

     At December 31, 1998 and 1997, the Company's ability to borrow was limited. At December 31, 1998 and 1997, the Company had total debt carried at $242.4 million and $300.7 million, respectively. At December 31, 1998, the Series A and Series B Notes were carried at $241.7 million. At December 31, 1997, the Former Senior Credit Facility was carried at $80.0 million. The Company estimates that its fair value of these financial instruments approximates their face value based on the interest rate, security, covenants and remaining term to maturity.

     It was not practicable to determine the fair value as of December 31, 1997 of the Rollover Note, carried at $219.2 million. The Rollover Note was cancelled effective April 1998 pursuant to the Securities Exchange Agreement.

     Considerable judgment is required in developing estimates of fair value and the information furnished above is not meant to be indicative of what such debt could be settled for. See Note 8.

     The Company has investments in unconsolidated entities totaling approximately $1.2 million at December 31, 1997. Since these entities are all closely held companies and there are no quoted market prices, it is not practicable to estimate the fair value of such investments.

14. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA) (UNAUDITED)

                                                      FOURTH     THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Year Ended December 31, 1998
  Net revenue......................................  $158,047   $143,607   $117,173   $107,689
                                                     ========   ========   ========   ========
  Gross profit.....................................  $ 40,999   $ 34,505   $ 29,291   $ 27,189
                                                     ========   ========   ========   ========
  Net income(loss).................................  $    806   $ (2,849)  $ (4,528)  $(15,124)
                                                     ========   ========   ========   ========
  Earnings(loss) per common share..................  $   0.02   $  (0.06)  $  (0.09)  $  (0.31)
                                                     ========   ========   ========   ========
  Earnings(loss) per common share -- assuming
     dilution......................................  $   0.02   $  (0.06)  $  (0.09)  $  (0.31)
                                                     ========   ========   ========   ========

                                                      FOURTH     THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Year Ended December 31, 1997
  Net revenue......................................  $106,913   $121,934   $120,379   $123,915
                                                     ========   ========   ========   ========
  Gross profit.....................................  $ 23,949   $ 36,590   $ 35,075   $ 39,990
                                                     ========   ========   ========   ========
  Net income (loss)................................  $(19,226)  $  2,303   $156,771   $(14,588)
                                                     ========   ========   ========   ========
  Earnings (loss) per common share.................  $  (0.39)  $   0.05   $   3.29   $  (0.31)
                                                     ========   ========   ========   ========
  Earnings (loss) per common share -- assuming
     dilution......................................  $  (0.39)  $   0.04   $   2.99   $  (0.31)
                                                     ========   ========   ========   ========

     In 1998, unusual or infrequently occurring charges included the reversal of $3.9 million of restructuring reserves in the fourth quarter.

                          CORAM HEALTHCARE CORPORATION

     In 1997, unusual or infrequently occurring charges included second quarter income from litigation settlement of $156.8 million and termination fee income of $15.2 million. In addition, in the third and fourth quarters of 1997, the Company recorded gains on sales of the Lithotripsy Business of $18.0 million and $8.7 million, respectively.

     The 1997 quarterly net revenue has been restated to conform to the 1998 presentation.

15. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

     Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Infusion, R-Net, and Lithotripsy. Infusion is the Company's base business which derives its revenue primarily from alternate site infusion therapy. R-Net's revenue is derived primarily from management services offered to HMOs, PPOs, at-risk physician groups and other managed care organizations for home health services. Lithotripsy derives its revenue from a non-invasive technique that uses shock waves to disintegrate kidney stones. The other segment category primarily represents the specialty mail-order pharmacy and pharmacy benefit management services.

     Coram uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. The accounting policies of the reportable segments are the same as those described in Note 2. The measurement basis for segment assets includes net accounts receivable, inventory, net property and equipment, and other current assets.

     Summary information by segment is as follows (in thousands):

                                                             AS OF AND FOR THE
                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
INFUSION
Revenue from external customers......................  $396,669   $373,684   $439,250
Intersegment revenue.................................    18,274     13,358         --
Interest income......................................        72         --         64
Equity in net income of unconsolidated joint
  ventures...........................................       107        636        526
Segment EBITDA profit................................    61,874     54,935     73,199
Segment assets.......................................   129,070    111,531    118,690
Segment asset expenditures...........................     4,723     12,806      1,810

R-NET
Revenue from external customers......................  $ 81,404   $ 33,669   $ 26,788
Intersegment revenue.................................        --         --         --
Interest income......................................        15          6         11
Equity in net income of unconsolidated joint
  ventures...........................................        --         --         --
Segment EBITDA profit (loss).........................       153     (2,024)    (1,733)
Segment assets.......................................    16,577      1,568        493
Segment asset expenditures...........................     1,944         70        181

                          CORAM HEALTHCARE CORPORATION

                                                             AS OF AND FOR THE
                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
LITHOTRIPSY
Revenue from external customers......................     *       $ 37,282   $ 49,689
Intersegment revenue.................................        --         --         --
Interest income......................................        --        125        187
Equity in net income of unconsolidated joint
  ventures...........................................        --        431        358
Segment EBITDA profit................................     *         16,140     22,166
Segment assets.......................................        --        262     22,565
Segment asset expenditures...........................        --      1,452      2,646

ALL OTHER
Revenue from external customers......................  $ 47,785   $ 28,506   $ 13,891
Intersegment revenue.................................     1,534         45         --
Interest income......................................        --         --         --
Equity in net income of unconsolidated joint
  ventures...........................................        --         --         --
Segment EBITDA profit (loss).........................     2,000     (1,255)    (1,787)
Segment assets.......................................    11,992      4,106      3,826
Segment asset expenditures...........................       403         51         81

---------------

* Represents less than 2% of total category,therefore, no disclosure is made.

                          CORAM HEALTHCARE CORPORATION

     A reconciliation of the Company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements are as follows (in thousands):

                                                                    AS OF AND FOR THE
                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUES
Total for reportable segments...............................  $496,347   $457,993   $515,727
Other revenue...............................................    49,977     28,551     13,891
Elimination of intersegment revenue.........................   (19,808)   (13,403)        --
                                                              --------   --------   --------
Total consolidated revenue..................................  $526,516   $473,141   $529,618
                                                              ========   ========   ========

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments.................  $ 62,027   $ 69,051   $ 93,632
Other EBITDA profit (loss)..................................     2,000     (1,255)    (1,787)
Goodwill amortization expense...............................   (11,139)   (13,586)   (15,259)
Depreciation and other amortization expense.................   (11,302)   (12,496)   (17,421)
Interest expense............................................   (32,734)   (75,026)   (78,767)
All other income (expense), net.............................   (26,848)   173,405    (71,712)
                                                              --------   --------   --------
Income (loss) before income taxes and minority interests....  $(17,996)  $140,093   $(91,314)
                                                              ========   ========   ========

ASSETS
Total assets for reportable segment.........................  $145,647   $113,361   $141,748
Other assets................................................   291,972    403,459    403,561
                                                              --------   --------   --------
Consolidated total assets...................................  $437,619   $516,820   $545,309
                                                              ========   ========   ========

     For each of the years presented, the Company's primary operations and assets were within the United States. The Company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the Company's operations.

     Sales to one customer for the Company's Infusion and R-Net segments represented approximately 12% of the Company's total consolidated net revenue for 1998. Sales from the Medicare and Medicaid programs for all segments of the Company represented 20%, 21% and 22% of the Company's total consolidated net revenue for 1998, 1997 and 1996, respectively.

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                                             BEGINNING    COSTS AND      OTHER                         END OF
                DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS         PERIOD
                -----------                  ----------   ----------   ----------   ----------       ----------
Year ended December 31, 1998
Reserves and allowances deducted from asset
  accounts:
  Allowance for uncollectible accounts.....   $24,047      $15,343        $--        $(21,262)(1)     $18,128
  Allowance for long-term receivable.......   $ 1,763      $    --        $--        $     --         $ 1,763
Year ended December 31, 1997
Reserves and allowances deducted from asset
  accounts:
  Allowance for uncollectible accounts.....   $40,256      $16,209        $--        $(32,418)(2)(1)  $24,047
  Allowance for long-term receivable.......   $    --      $ 1,763        $--        $     --         $ 1,763
Year Ended December 31, 1996
Reserves and allowances deducted from asset
  accounts:
  Allowance for uncollectible accounts.....   $63,839      $29,045        $--        $(52,628)(1)     $40,256

---------------

(1) Accounts written off, net of recoveries.

(2) Includes a reduction in the reserve of $0.5 million resulting from the sale of the Lithotripsy Business.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Agreement and Plan of Merger dated as of February 6,
                            1994, by and Among the Registrant, T(2), Curaflex,
                            HealthInfusion, Medisys, T(2) Acquisition Company, CHS
                            Acquisition Company, HII Acquisition Company and MI
                            Acquisition Company (Incorporated by reference to Exhibit
                            2.1 of Registration No. 33-53957 on Form S-4).
          2.2            -- First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T(2)
                            Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by Reference to
                            Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
          2.3            -- Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant, T(2),
                            Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                            Company, CHS Acquisition Company, HII Acquisition Company
                            and MI Acquisition Company (Incorporated by Reference to
                            Exhibit 2.3 of the Registrant's Current Report on Form
                            8-K dated as of July 15, 1994).
          2.4            -- Asset Sale and Note Purchase Agreement, (the "Asset
                            Purchase Agreement") among the Registrant, Caremark
                            International Inc. and Caremark Inc. dated as of January
                            29, 1995 (Incorporated by reference to Exhibit C of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995).(a)
          2.5            -- Agreement and Plan of Merger among the Registrant, CHC
                            Acquisition Corp. and Lincare Holdings Inc., (the
                            "Lincare Merger Agreement") Dated as of April 17, 1995
                            (Incorporated by reference to Exhibit B of The
                            Registrant's Current Report on Form 8-K dated May 2,
                            1995).(a)
          2.6            -- Agreement and Plan of Merger entered into as of October
                            19, 1996, Among Coram Healthcare Corporation, Integrated
                            Health Services, Inc. And IHS Acquisition XIX, Inc.
                            (Incorporated by reference to Exhibit 2.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1996).
          2.7            -- Purchase Agreement by and between Integrated Health
                            Services, Inc., T(2) Medical, Inc., Coram Healthcare
                            Corporation of Greater New York and Coram Healthcare
                            Corporation. (Incorporated by reference Exhibit 2 of the
                            Registrant's Current Report on Form 8-K dated as of
                            August 20, 1997).
          2.8            -- Side Agreement dated as of September 30, 1997 among Coram
                            Healthcare Corporation, T(2) Medical, Inc., Coram
                            Healthcare Corporation of Greater New York and Integrated
                            Health Services, Inc. (Incorporated by reference Exhibit
                            2.1 of the Registrant's Current Report on Form 8-K dated
                            as of September 30, 1997).
          3.1            -- Certificate of Incorporation of Registrant, as amended
                            through May 11, 1994 (Incorporated by reference to
                            Exhibit 3.1 of Registration No. 33-53957 on Form S-4).
          3.2            -- Bylaws of Registrant (Incorporated by reference to
                            Exhibit 3.2 of Registration No. 33-53957 on Form S-4).
          3.3            -- Certificate of Amendment of the Registrant's Certificate
                            of Incorporation (Incorporated by reference to Exhibit
                            3.3 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1997).
          4.1            -- Form of Common Stock Certificate for the Registrant's
                            common stock, $.001 par value per share. (Incorporated by
                            reference to Exhibit 4.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          4.2            -- Form of Common Stock Certificate for the Registrant's
                            common stock, par value $0.001, including legend thereon
                            in respect of the Stockholder Rights Agreement which
                            exhibit is hereby incorporated by reference thereto.
          4.3            -- Form of Certificate of Designation, Preferences and
                            Rights of the Registrant's Series X Participating
                            Preferred Stock (filed as Exhibit A to the Stockholder
                            Rights Agreement, which was filed as Exhibit 1 To the
                            Registrant's Current Report on Form 8-K dated as of June
                            25, 1997, and which exhibit is hereby incorporated by
                            reference thereto).
         10.1            -- Amended and Restated Credit Agreement dated as of
                            February 10, 1995, by and among Curaflex, T(2),
                            HealthInfusion, Medisys, and HMSS as Co-Borrowers,
                            Toronto Dominion (Texas), Inc., as Agent (the "Amended
                            Credit Agreement") (Incorporated by reference to Exhibit
                            10.1 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1994).(a)
         10.2            -- Form of Employment Agreement between the Registrant and
                            Charles A. Laverty (Incorporated by reference to Exhibit
                            10.1 of Registration No. 33-53957 on Form S-4).
         10.3            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Miles E. Gilman (Incorporated by reference
                            to Exhibit 10.2 of Registration No. 33-53957 on Form
                            S-4).
         10.4            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and William J. Brummond (Incorporated by
                            reference to Exhibit 10.3 of Registration No. 33-53957 on
                            Form S-4).
         10.5            -- Form of Severance/Non-Compete Agreement between the
                            Registrant and Tommy H. Carter (Incorporated by reference
                            to Exhibit 10.4 of Registration No. 33-53957 on Form
                            S-4).
         10.6            -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain
                            executive officers. (Incorporated by reference to Exhibit
                            10.6 of the Registrant's Form 10-K for the year ended
                            December 31, 1994).
         10.7            -- Registrant's 1994 Stock Option/Stock Issuance Plan and
                            related Forms of agreements (Incorporated by reference to
                            Exhibit 10.15 of Registration No. 33-53957 on Form S-4).
         10.8            -- Registrant's Employee Stock Purchase Plan (Incorporated
                            by Reference to Exhibit 10.16 of Registration No.
                            33-53957 on Form S-4).
         10.9            -- 401(k) Plan of T(2) dated December 8, 1989 (Incorporated herein by Reference to Exhibit 10(s) of T(2) Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1989, filed with the Commission on or about December
                            29, 1988.)
         10.10           -- 1988 Stock Option Plan of T(2), as amended and restated
                            as of July 31, 1990 and as further amended as of (i)
                            August 20, 1991; (ii) November 12, 1991; and (iii) July
                            6, 1992 (Incorporated by reference to Exhibit 10.18 of
                            Registration No. 33-53957 on Form S-4).
         10.11           -- Curaflex 1989 Stock Option Plan (Incorporated by
                            reference to Exhibit 10.53 of Registration No. 33-53957
                            on Form S-4).
         10.12           -- Curaflex Amended 1990 Stock Option Plan (Incorporated by
                            reference To Exhibit 10.54 of Registration No. 33-53957
                            on Form S-4).
         10.13           -- Curaflex Directors' Nonqualified Stock Option Plan
                            (Incorporated by Reference to Exhibit 10.59 of
                            Registration No. 33-53957 on Form S-4).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.14           -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan,
                            as amended (Incorporated by reference to Exhibit 10.61 of
                            Registration No. 33-53957 on Form S-4).
         10.15           -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                            (Incorporated by reference to Exhibit 10.62 of
                            Registration No. 33-53957 on Form S-4).
         10.16           -- 1989 Stock Option Plan of Medisys (Incorporated by
                            reference to Exhibit 10.85 of Registration No. 33-53957
                            on Form S-4).
         10.17           -- Form of Non-Plan Option Agreement of Medisys
                            (Incorporated by reference to Exhibit 10.86 of
                            Registration No. 33-53957 on Form S-4).
         10.18           -- Credit Agreement among Coram Healthcare Corporation,
                            Coram, Inc., the Lenders named therein and Chemical Bank,
                            as Administrative Agent, Collateral Agent and Fronting
                            Bank (the "Senior Credit Facility") dated as of April 6,
                            1995. (Incorporated by reference to Exhibit D of the
                            Registrant's Current Report on Form 8-K dated April 6,
                            1995).(a)
         10.19           -- First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto,
                            among the Registrant, Coram Inc., each Subsidiary
                            Guarantor (as defined therein), the Financial
                            Institutions party thereto (as defined therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 10.19 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 1995).(a)
         10.20           -- Second Amendment to the Credit Agreement dated as of
                            September 7, 1995, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as defined
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 10.20 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1995).(a)
         10.21           -- Third Amendment and Limited Waiver to the Credit
                            Agreement, dated as of September 29, 1995, by and among
                            the Registrant, Coram Inc., Each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as defined therein), and Chemical Bank as Agent
                            (Incorporated by reference to Exhibit 10.21 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995).(a)
         10.22           -- Fourth Amendment and Limited Waiver to the Credit
                            Agreement and First Amendment to Security Documents dated
                            as of October 13, 1995, together with selected exhibits
                            thereto, by and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions Party thereto (as defined therein) and
                            Chemical Bank as Agent (Incorporated by reference to the
                            Company's Current Report on Form 8-K as filed October 24,
                            1995).
         10.23           -- Warrant Agreement dated as of October 13, 1995, among the
                            Registrant, Coram Inc., and the other parties specified
                            therein (Incorporated by reference to the Company's
                            Current Report on Form 8-K as filed October 24, 1995).
         10.24           -- Amendment and Limited Waiver to Bridge Securities
                            Purchase Agreement, dated as of October 13, 1995, by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette. (Incorporated by Reference to Exhibit 10.24 of
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1995).(a)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.25           -- Form of Employment Agreement and Amendment No. 1 of
                            Employment Agreement between the Registrant and Donald J.
                            Amaral. (Incorporated by reference to Exhibit 10.25 and
                            10.04 of the Registrant's Quarterly Report on Form 10-Q
                            for the quarters ended September 30, 1995 and June 30,
                            1998, respectively).
         10.26           -- Securities Purchase Agreement ("Securities Purchase
                            Agreement") and Form of Subordinated Bridge Note, dated
                            as of April 6, 1995, among Coram Inc., Coram Funding,
                            Inc. and the Registrant (Incorporated by reference to
                            Exhibit E of the Registrant's Current report on Form 8-K
                            dated April 6, 1995).(a)
         10.27           -- Exclusive Distribution Agreement-- Healthcare Products
                            and Biomedical Equipment and Services Agreement between
                            Medical Specialties Distributors, Inc. ("MSD") and Coram,
                            dated as of June 1, 1996. (Incorporated by reference to
                            Exhibit 10.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).
         10.28           -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.2 of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 for the quarter
                            ended June 30, 1996).
         10.29           -- Medical Specialties Master Rental Agreement between MSD and Coram, Dated as of June 1, 1996. (Incorporated by
                            reference to Exhibit 10.3 Of the Registrant's Quarterly
                            Report on Form 10-Q/A Amendment No. 1 For the quarter
                            ended June 30, 1996).
         10.30           -- Coram Healthcare Litigation Memorandum of Understanding
                            between all Parties to In re Coram Healthcare Corp.
                            Securities Litigation, Master File No. 95-N-2074 and
                            Shevde v. Sweeney et al., Civil Action No. 96-N-722,
                            dated as of August 5, 1996. (Incorporated by reference to
                            Exhibit 10.4 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).
         10.31           -- Fifth Amendment to the Credit Agreement Dated as of
                            February 6, 1996, by and among the Registrant, Coram
                            Inc., each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions party thereto (as described
                            therein), and Chemical Bank as Agent. (Incorporated by
                            reference to Exhibit 99.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended March 31,
                            1996).(a)
         10.32           -- Sixth Amendment to Credit Agreement Dated as of April 19,
                            1996, by And among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as Defined therein), the Financial
                            Institutions party thereto (as Described therein), and
                            Chemical Bank as Agent. (Incorporated by Reference to
                            Exhibit 99.2 of the Registrant's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1996).(a)
         10.33           -- Seventh Amendment to Credit Agreement Dated as of July 3,
                            1996, by And among the Registrant, Coram Inc., each
                            Subsidiary Guarantor (as defined therein), the Financial
                            Institutions party thereto (as described therein), and
                            Chemical Bank as Agent. (Incorporated by reference to
                            Exhibit 99.1 of the Registrant's Quarterly Report on Form
                            10-Q/A Amendment No. 1 for the quarter ended June 30,
                            1996).(a)
         10.34           -- Eighth Amendment to Credit Agreement dated as of December
                            3, 1996, By and among the Registrant, Coram Inc., each
                            Subsidiary Guarantor as defined therein), the Financial
                            Institutions party thereto (as Described therein), and
                            Chase Manhattan Bank as Agent.(a)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.35           -- Ninth Amendment and Limited Waiver to the Credit
                            Agreement dated as of March 14, 1997, by and among the
                            Registrant, Coram Inc., each Subsidiary Guarantor (as
                            defined therein), the Financial Institutions party
                            thereto (as described therein), and Chase Manhattan Bank
                            as Agent.(a)
         10.36           -- Amended Agreement, dated as of March 28, 1997 by and
                            among the Registrant, Coram Inc., and Donaldson, Lufkin &
                            Jenrette.(a)
         10.37           -- Sabratek Corporation and Coram Healthcare Exclusive
                            Supply Agreement for IV Infusion Pumps, IV Disposable
                            Sets and Related Items, dated as of February 26, 1997.
         10.38           -- Amendment to 9% Subordinated Convertible Debenture and
                            Notice of Conversion dated as of June 30, 1996, by and
                            among the Registrant, Coram Inc., and the other parties
                            specified therein (Incorporated by reference to the
                            Company's report on Form 8-K as filed on July 12, 1996.)
         10.39           -- Tenth Amendment to Credit Agreement dated June 2, 1997, by and Among the Registrant, Goldman Sachs Credit
                            Partners L.P., Coram, Inc., each Subsidiary Guarantor (as
                            defined therein) and The Chase Manhattan Bank, as
                            administrative agent and collateral agent for the Lenders
                            named therein, to that certain Credit Agreement dated as
                            of April 6, 1995, by and among the Registrant, Coram,
                            Inc, each Subsidiary Guarantor (as defined therein), the
                            Financial Institutions named therein and The Chase
                            Manhattan Bank, as collateral agent for the Lenders named
                            therein (Incorporated by reference Exhibit 99 of the
                            Registrant's Current Report on Form 8-K dated as of June
                            2, 1997).(a)
         10.40           -- Letter Agreement of March 29, 1998 by and among Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P. and
                            Foothill Capital Corporation on the one hand, and Coram
                            Healthcare Corporation, on the other, deferring the
                            payment of interest and fees pursuant to (i) the
                            Securities Purchase Agreement dated as of April 6, 1995
                            and (ii) the Letter Agreement dated March 28, 1997
                            between Coram Funding, Inc. and Coram Healthcare
                            Corporation. (Incorporated by reference to Exhibit 10.40
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1997)
         10.41           -- Prime vendor agreement between Coram Healthcare
                            Corporation and Cardinal Health. Certain portions of this
                            Exhibit have been omitted pursuant to a request for
                            confidential treatment. The entire Exhibit has been filed
                            confidentially with the Securities Exchange Commission.
                            (Incorporated by reference to Exhibit 10.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1998).
         10.42           -- Amendment No. 1 and Waiver to the Securities Exchange
                            Agreement among the Registrant, Cerberus Partners, L.P.,
                            Goldman Sachs Credit Partners L.P., and Foothill Capital
                            Corporation. (Incorporated by reference to Exhibit 10.01
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1998).
         10.43           -- Promissory Notes and Security Agreement dated July 21,
                            1998 among the Registrant and Foothill Capital
                            Corporation, as collateral agent for Cerberus Partners,
                            L.P., Goldman Sachs Credit Partners L.P. and Foothill
                            Partners III, L.P. and their respective successors and
                            assigns. (Incorporated by reference to Exhibit 10.02 of
                            the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.44           -- Request for Deferral of Interest Payment Under the Series
                            B Convertible Subordinated Notes due 2008 and the related
                            Securities Exchange Agreement, dated May 6, 1998, by and
                            between Coram, Inc., Coram Healthcare Corporation,
                            Cerberus Partners, L.P., Goldman Sachs Credit Partners,
                            L.P. and Foothill Capital Corporation, as amended
                            (Incorporated by reference to Exhibit 10.03 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1998).
         10.45           -- Securities Exchange Agreement among the Company, Cerberus
                            Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                            Foothill Capital Corporation. (Incorporated by reference
                            to Exhibit 10.01 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998).(a)
         10.46           -- Form of Letter of Credit required by the Master Agreement by and between the Registrant and its applicable
                            affiliates and Aetna U.S. Healthcare, Inc. and its
                            applicable affiliates (Incorporated by reference to
                            Exhibit 10.02 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998).
         10.47           -- Addendum amendment to Sabratek Corporation and Coram
                            Healthcare for IV Infusion pumps, IV Disposable Sets and
                            Related Items, dated as of February 26, 1997, as of
                            December 7, 1998.*
         20.1            -- Stockholder Rights Agreement (the "Stockholder Rights
                            Agreement"), dated as of June 25, 1997, between Coram
                            Healthcare Corporation and BankBoston, N.A., which
                            includes the form of Certificate of Designation,
                            Preferences and Rights setting forth the terms of the
                            Series X Participating Preferred Stock, par value $0.001
                            per share, as Exhibit A, the Summary of Stockholder
                            Rights Agreement as Exhibit B and the form of Right
                            Certificate as Exhibit C. Pursuant to the Stockholder
                            Rights Agreement, printed Right Certificates will not be
                            mailed until as soon as practicable after the earlier of
                            the tenth business day after public announcement that a
                            person or group has become an Acquiring Person or the
                            tenth business day after a person commences, or announces
                            its intention to commence, a tender offer or exchange
                            offer the consummation of which would result in such
                            person becoming an Acquiring Person. (Incorporated by
                            reference Exhibit 1 of the Registrant's Current Report on
                            Form 8-K dated as of June 25, 1997).
         21.1            -- Subsidiaries of the Registrant.*
         23.1            -- Consent of Ernst & Young LLP.*
         27.1            -- Financial Data Schedule.*
         27.2            -- Restated Financial Data Schedules.*

---------------

(a) Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

 *   Filed herewith.