Form 10-K/A
period 1998-12-31
CORAM HEALTHCARE CORP
filed 1999-04-30
CIK 924174

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                       NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                                       WHICH REGISTERED
-----------------------------------------------------    -----------------------------------------------------
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

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RECENT EVENTS

AGREEMENTS WITH DEBT HOLDERS

     On April 9, 1999, Coram Healthcare Corporation (the "Company" or "Coram") entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement (the "Securities Exchange Agreement") dated as of May 6, 1998 among the Company, Coram, Inc., a wholly-owned subsidiary of the Company, and Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively, the "Holders"). The Holders are the holders of the Company's Series A Senior Subordinated Notes (the "Series A Notes") and Series B Senior Subordinated Convertible Notes (the "Series B Notes"). Pursuant to the Note Amendment, the $87.9 million in outstanding principal amount of Series B Notes will be convertible into shares of the Company's common stock, par value $.001 per share (the "Common Stock"), at a price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into Common Stock at a price of $3.00, which price was subject to downward (but not upward) adjustment based on prevailing market prices for the Common Stock on each of April 13, 1999 and October 13, 1999. Based on reported closing prices for trading in the Common Stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the Company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum. As of April 15, 1999, the principal amount outstanding under the Series A Notes was approximately $157.6 million.

     Assuming that the Holders elected to convert the Series B Notes, and exercise certain warrants, the Holders would own approximately 48% of the issued and outstanding Common Stock.

     In connection with the Note Amendment, on April 9, 1999 the Company also entered into an amendment (the "Rights Plan Amendment") to its Stockholder Rights Agreement, dated as of June 25, 1997 between the Company and BankBoston, N.A., as Rights Agent (the "Rights Plan"). The Rights Plan Amendment provides an exemption from the triggering provisions of the plan for the "beneficial ownership" (as defined under the Rights Plan) of each of the Holders (and their respective affiliates and associates) arising as a result of such parties' holdings (1) of the Series B Notes, (2) of warrants to purchase Common Stock issued in connection with the Company's current and former senior credit facilities and (3) in certain proprietary and customer accounts. Under the terms of the Rights Plan Amendment, this exemption ceases to apply if any of such parties acquires beneficial ownership of additional shares of Common Stock, in which case such person could be or become an "acquiring person" (within the meaning of the Rights Plan) as a result of any and all of its holdings if otherwise meeting the criteria set forth in the Rights Plan. The exemption does not apply to any persons other than the Holders and their respective affiliates and associates.

MANAGEMENT

     Effective April 23, 1999, Donald J. Amaral turned over his duties as Chief Executive Officer of the Company to Richard M. Smith, President of the Company. Mr. Amaral will remain as the Company's Chairman of the Board. Mr. Smith also became a member of the Company's Board of Directors. In connection with this realignment of management responsibilities, the employment agreement between the Company and Mr. Amaral will be amended, and Mr. Smith will enter into an employment agreement with the Company, as described in Part III, Item 11, "Compensation of Directors and Executive Officers-Employment Contracts, Termination of Employment and Change of Control Arrangements," below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

     The following table sets forth certain information concerning each member of the Board of Directors of Coram as of April 28, 1999. Except as provided below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

                   NAME                     AGE          POSITION WITH CORAM          DIRECTOR SINCE
                   ----                     ---          -------------------          --------------
Donald J. Amaral..........................  46    Chairman of the Board                    1995
William J. Casey..........................  54    Director                                 1997
Stephen A. Feinberg.......................  39    Director                                 1998
Richard A. Fink...........................  44    Director                                 1994
Stephen G. Pagliuca.......................  44    Director                                 1994
L. Peter Smith............................  50    Director                                 1994
Richard M. Smith..........................  39    Director, Chief Executive                1999
                                                  Officer, and President

     Mr. Amaral was appointed Chairman of the Company's Board of Directors in September 1997. Mr. Amaral has served as a director of the Company since October 1995, Chief Executive Officer of the Company from October 1995 through April 23, 1999, and as President from October 1995 through December 1997. Previously, he was President and Chief Operating Officer of OrNda Healthcorp ("OrNda") from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. ("Summit") from October 1989 to April 1994, including President and Chief Executive Officer between October 1991 and April 1994. Summit was merged into OrNda in April 1994. Mr. Amaral is also a member of the Board of Directors of Meditrust Corporation and CareMatrix Corporation.

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

     Mr. Feinberg has served as a director of Coram since June 1998. He was designated to serve on the Board of Directors pursuant to the Securities Exchange Agreement. Pursuant to the terms of the Securities Exchange Agreement, Mr. Feinberg has also been designated as a member of the Audit Committee and the Compensation Committee. Mr. Feinberg has managed separate pools of capital since 1985. Through Cerberus Capital Management, L.P., and its affiliates, Mr. Feinberg currently manages approximately ten funds which make investments in publicly traded and private bank debt, trade claims, large and middle market bank loans, distressed real estate and public and private equity, including post-bankruptcy equity.

     Mr. Fink has served as a director of Coram since July 1994. Mr. Fink has been a partner of the law firm of Brobeck, Phleger & Harrison LLP since October 1987 and is currently Chairman of that firm's Business & Technology Group.

     Mr. Pagliuca has served as a director of Coram since July 1994. Mr. Pagliuca founded Information Partners, a venture capital and management buyout company based in Boston, Massachusetts, in 1989 and has been its Managing Director since that time, focusing on health care and information industry private-equity investment opportunities. Mr. Pagliuca is also the Chairman of the Board of Wesley Jensen Corporation and serves on the Board of Directors of Dade International, Physicians Quality Care, Inc., Vivra, Inc. and Physio Control, Inc.

     Mr. L. Peter Smith has served as a director of Coram since July 1994. Between November 1993 and July 1994, Mr. Smith was a director of Medisys, Inc. Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys in December 1992. Mr. Smith is also Chief Executive Officer and serves on the Board of Directors of Ralin Medical, Inc., a company specializing in cardiac disease management. Mr. Smith also serves on the Board of Directors of Sabratek Corporation and AMSYS, Inc.

     Mr. Richard M. Smith has served as the President of Coram since December 1997, and was elected Chief Executive Officer and a director in April 1999. Mr. Smith also served as Secretary from July 1995 to April 1999. Mr. Smith also served as Chief Financial Officer from August 1995 to March 1998 prior to which time he served as Vice President, Tax and Treasury, from October 1994 to August 1995. From November 1993 to October 1994, Mr. Smith served as Vice President, Finance and Treasurer, and Assistant Secretary, of CoreSource, Inc., a health care company specializing in third party claims administration, workers compensation and integrated health delivery systems.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning each of the executive officers of Coram. The executive officers serve at the pleasure of the Board of Directors of Coram. Biographical information with respect to Richard M. Smith is set forth under the caption "Board of Directors" above.

                   NAME                     AGE             POSITION(S) WITH CORAM
                   ----                     ---             ----------------------
Richard M. Smith..........................  39    Chief Executive Officer, President and
                                                  Director
Scott R. Danitz...........................  42    Vice President and Controller
Scott T. Larson...........................  36    Senior Vice President, General Counsel and
                                                    Secretary
Dominec A. Meffe..........................  34    President, Coram Prescription Services
                                                  division
Vito Ponzio, Jr...........................  44    Senior Vice President, Human Resources
Paul J. Quiner............................  39    Senior Vice President, Mergers and
                                                  Acquisitions
Wendy L. Simpson..........................  50    Executive Vice President and Chief
                                                  Financial Officer
Joseph D. Smith...........................  40    Chief Operating Officer and President,
                                                  Resource Network division

     Scott R. Danitz has served as the Company's Vice President and Controller since January 1998. Previously, Mr. Danitz was employed by First Data Corporation from 1989 through 1997 and held various positions, the most recent of which had been Vice President and Controller, Payment Instruments division.

     Scott T. Larson has served as the Company's Senior Vice President and General Counsel since July 1998 and was elected Secretary in April 1999. Previously, Mr. Larson served as the Company's Vice President and Legal Counsel from March 1996 to July 1998 and as Assistant General Counsel from July 1994 through February 1996. Between December 1991 and July 1994, Mr. Larson served as Corporate Counsel and later as Assistant General Counsel for T2 Medical, Inc. ("T2 Medical"). Before joining T2 Medical, Mr. Larson was employed as an attorney with the Atlanta-based law firm of Alston & Bird.

     Dominec A. Meffe has served as the Vice President and General Manager of the Company's Coram Prescription Services division since November 1997 and was appointed to serve as the division's President in January 1998. Prior to joining Coram, Mr. Meffe was the Chief Operating Officer of Columbia Pharmacy Solutions, the prescription benefit management and mail order pharmacy division of Columbia/HCA Healthcare Corporation. Mr. Meffe served in that position with Columbia Pharmacy Solutions from March 1994 to October 1997.

     Paul J. Quiner has served as Senior Vice President, Mergers and Acquisitions since July 1998. Mr. Quiner served as Senior Vice President and General Counsel of Coram from March 1996 to July 1998 and as Assistant General Counsel from July 1994 through February 1996. From September 1992 to July 1994,

Mr. Quiner served as Assistant General Counsel for T2 Medical. Previously, Mr. Quiner was a partner in the Atlanta-based law firm of Alston & Bird.

     Vito Ponzio, Jr. has served as the Company's Senior Vice President, Human Resources since September 1998. Previously, Mr. Ponzio served as the Company's Vice President of Human Resources from February 1996 to September 1998 and as Director of Human Resources from February 1994 to February 1996.

     Wendy L. Simpson has served as Executive Vice President and Chief Financial Officer since March 1998. Previously, Ms. Simpson held the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer for Transitional Hospitals Corporation from July 1994 to July 1997. From March 1991 to June 1994, she was Chief Financial Officer and Principal of Weisman Taylor Simpson & Sabatino. Ms. Simpson also serves on the Board of Directors of LTC Properties, Inc., a real estate investment trust.

     Joseph D. Smith has served as the Company's Chief Operating Officer since January 1999 and has been President of the Resource Network division, since March 1998. Prior to that time, Mr. Smith served as Chief Operating Officer of the East of the Company beginning in December 1996. Preceding that and since September 1994, Mr. Smith had served as Area Vice President, Northeast of the Company. From 1993 until September 1994, Mr. Smith was the Eastern Area Vice President of H.M.S.S., Inc., a regional home infusion company acquired by Coram in September 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Coram's directors, executive officers and persons who beneficially own greater than 10% of a registered class of Coram's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange ("NYSE"). Based solely upon its review of copies of the Section 16 reports Coram has received and written representations from certain reporting persons, Coram believes that during its fiscal year ended December 31, 1998, all of its directors, executive officers and greater than 10% beneficial owners were in compliance with these filing requirements, with the exception of the following: (i) Donald J. Amaral filed a late Statement of Changes in Beneficial Ownership on Form 4 for the 6,081 shares of Common Stock he received in lieu of salary for February 1998; (ii) Brendan K. Beggin, the Company's former Vice President of Reimbursement, inadvertently overstated his ownership of shares of Common Stock by 200 shares on the Initial Statement of Beneficial Ownership of Securities on Form 3 filed in July 1998 (an amended Form 3 was filed); (iii) Linda M. McBride filed a late Statement of Changes in Beneficial Ownership on Form 4 for her June 1998 acquisition under the Company's Employee Stock Purchase Plan of 100 shares of Common Stock; and (iv) Joseph D. Smith inadvertently failed to disclose 212 shares of Common Stock in his Annual Statement of Beneficial Ownership of Securities on Form 5 in December 1997 (an amended Form 5 was filed in 1998).

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

COMPENSATION OF DIRECTORS

     Fees for Board Service. Under current Company policy, non-employee directors earn $2,000 for each Board of Directors meeting attended in person and $750 for each Board of Directors meeting attended by telephone conference call. No compensation is earned for participating at meetings of committees of the Board of Directors. Employee directors earn no additional compensation for services as a director. All directors are entitled to reimbursement for expenses incurred in connection with attending meetings of the Board of Directors or committees thereof. Compensation for participation in the Board of Directors is at the discretion of the Board.

     Mr. Amaral, the only director who was also an employee in 1998, received no additional compensation for service on the Board of Directors. In addition to the reimbursement of out-of-pocket expenses relating to meeting attendance, non-employee directors of Coram earned the following compensation for Board meetings attended during fiscal 1998:

William J. Casey............................................  $14,500
Richard A. Fink.............................................   16,000
Stephen A. Feinberg.........................................    2,250
Stephen G. Pagliuca.........................................    7,250
L. Peter Smith..............................................   14,500

     Outside Directors' Automatic Option Grant Program. Non-employee members of the Board of Directors participate in the Automatic Option Grant Program in effect under the 1994 Stock Option Plan. On the date of each annual meeting of Coram's stockholders, each individual who will continue to serve as a non-employee Board member receives a non-statutory stock option to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the automatic option grant date. Each individual who continued to serve as a non-employee Board member on June 24, 1998 received an automatic option grant under the program for 2,500 shares of Coram Common Stock at an exercise price of $2.00 per share, the fair market value on such date. Additionally, each non-employee individual, upon being newly appointed or elected to Coram's Board of Directors, is automatically granted, at the time of such initial election or appointment, a non-statutory option to purchase 75,000 shares of Common Stock. In 1998, options to purchase 75,000 shares relating to newly appointed/elected individuals were granted to Mr. Feinberg upon his appointment to the Board on June 24, 1998, at an exercise price of $2.00 per share. With regard to the stock options for both the newly appointed/elected Board members and the continuing Board members, each option is immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of Board service prior to vesting of such shares. The optionee's option shares will vest in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. The shares subject to each automatic option grant under the 1994 Stock Option Plan will, however, vest in full upon (i) the optionee's cessation of Board service due to death or disability, (ii) an acquisition of Coram by merger or asset sale or (iii) a change in control of Coram.

     Each automatic option granted to the non-employee Board members includes a limited stock appreciation right which allows the optionee, upon the successful completion of a hostile tender offer for more than 50% of Coram's outstanding securities, to surrender that option to Coram, in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of Coram Common Stock paid in the tender offer less the exercise price payable per share.

     Other Director Options. In September 1998, the Board granted options to purchase 75,000 shares of the Company's Common Stock to each of Messrs. Casey, Fink, L. Peter Smith and Pagliuca at an exercise price of $1.6875 per share. These options were granted subject to stockholder approval.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual and long-term compensation earned by the Chief Executive Officer serving in that capacity at December 31, 1998, the four most highly compensated executive officers of the Company (other than such Chief Executive Officer) who were serving as executive officers of the Company at the end of 1998 (collectively the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                     ANNUAL COMPENSATION                 AWARDS
                                          -----------------------------------------   ------------
            NAME AND                                                 OTHER ANNUAL        STOCK
      PRINCIPAL POSITION(1)        YEAR    SALARY       BONUS(2)    COMPENSATION(3)    OPTIONS(#)
      ---------------------        ----   --------     ----------   ---------------   ------------
Donald J. Amaral.................  1998   $650,000(5)  $1,000,000(6)         --              --
  Director and Chairman            1997    623,076         90,000            --         300,000
  of the Board(4)                  1996    600,000        600,000(7)         --              --
Richard M. Smith.................  1998   $320,000     $  187,500(9)    $    --         175,000
  Chief Executive Officer,         1997    252,732        250,000            --         650,000(10)
  President and Director(8)        1996    201,458        205,500            --              --
Joseph D. Smith..................  1998   $264,827     $  217,500(9)    $    --          50,000
  Chief Operating Officer          1997    235,809         50,000            --         300,000(11)
  and President, Resource          1996    148,425        116,750            --          25,000
  Network division
Paul J. Quiner...................  1998   $208,731     $  138,750(9)    $    --          62,500
  Senior Vice President,           1997    185,000         35,000            --         137,500(12)
  Mergers and Acquisitions         1996    180,270         83,750            --          25,000
Christopher J. York..............  1998   $264,827     $  187,500(9)    $    --              --
  Former Chief Operating           1997    235,809         50,000            --         325,000(14)
  Officer, West(13)                1996    161,501        117,375            --          50,000

---------------

 (1) Unless otherwise indicated, see information above under captions "Board of Directors" and "Executive Officers" for employment history.

 (2) Unless otherwise indicated, reflects performance, retention and discretionary bonuses paid in 1998 and 1997 for services rendered to the Company in 1997 and 1996, respectively.

 (3) Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual's annual salary and bonus reported for such individual for the year presented.

 (4) Mr. Amaral served as Chief Executive Officer from October 1995 through April 1999.

 (5) Represents base salary received in cash (50%) and Common Stock (50%). The shares were valued at the time the compensation was paid based upon the lesser of the closing price of the Common Stock or the average closing price for the prior 30 days.

 (6) Represents payment of a contingent bonus for completing the refinancing of the Company's debt through the completion of the transactions contemplated by the Securities Exchange Agreement.

 (7) In April 1997, fifty percent of Mr. Amaral's 1996 bonus was paid in cash and fifty percent was paid in shares of Common Stock of the Company based on the average closing price of the Company's Common Stock on the NYSE in the 30-day period immediately preceding the issuance of such shares of Common Stock.

 (8) Mr. Smith was elected to serve as Chief Executive Officer and a director in April 1999.

 (9) Represents retention bonuses earned in 1998 and paid in 1999 except as to Mr. J. Smith which $30,000 of the amount disclosed represents a performance bonus earned and paid in 1998.

(10) Consists of 325,000 newly issued stock options under the 1994 Stock Option Plan and the reissuance of 325,000 stock options under the 1994 Stock Option Plan.

(11) Consists of 150,000 newly issued stock options under the 1994 Stock Option Plan and the reissuance of 150,000 stock options under the 1994 Stock Option Plan.

(12) Consists of 62,500 newly issued stock options under the 1994 Stock Option Plan and the reissuance of 75,000 stock options under the 1994 Stock Option Plan.

(13) Mr. York resigned in February 1999.

(14) Consists of 150,000 newly issued stock options under the 1994 Stock Option Plan and the reissuance of 175,000 stock options under the 1994 Stock Option Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted to each of the Named Executive Officers during the year ended December 31, 1998. In addition, in accordance with the rules of the Commission, hypothetical gains or "option spreads" that would exist for the respective options are also shown. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the options were granted over the full option term. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 31, 1998.

                                            INDIVIDUAL GRANTS
                          ------------------------------------------------------    POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF     % OF TOTAL                                  ASSUMED ANNUAL RATES OF STOCK
                          SECURITIES     OPTIONS      EXERCISE                      PRICE APPRECIATION FOR OPTION
                          UNDERLYING    GRANTED TO     PRICE                                   TERM(1)
                           OPTIONS     EMPLOYEES IN     PER                        -------------------------------
          NAME             GRANTED     FISCAL YEAR     SHARE     EXPIRATION DATE    0%         5%          10%
          ----            ----------   ------------   --------   ---------------   -----   ----------   ----------
Donald J. Amaral........        --           --%       $   --          --           $--     $     --     $     --
Paul J. Quiner..........    62,500         2.29         2.000     June 24, 2008      --       78,612      199,218
Joseph D. Smith.........    50,000         1.83         2.375    March 11, 2008      --       74,681      189,257
Richard M. Smith........   175,000         6.40         2.250    August 10, 2008     --      247,627      627,536
Christopher J. York.....        --           --            --          --            --           --           --

---------------

(1) Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the term of the option, subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Coram Common Stock and overall stock market conditions. Does not reflect changes in the market price of Coram Common Stock subsequent to December 31, 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 1998 by each of the Named Executive Officers and outstanding options held by each such officer at December 31, 1998. None of the Named Executive Officers exercised any stock appreciation rights during the 1998 fiscal year. No stock appreciation rights were held by the Named Executive Officers at the end of the 1998 fiscal year.

                                                        NUMBER OF UNEXERCISED             IN-THE-MONEY
                                                             OPTIONS AT                    OPTIONS AT
                              SHARES                      DECEMBER 31, 1998           DECEMBER 31, 1998(1)
                             ACQUIRED      VALUE     ---------------------------   ---------------------------
           NAME             ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   --------   -----------   -------------   -----------   -------------
Donald J. Amaral..........      --          --        2,300,000       200,000          --             --
Paul J. Quiner............      --          --           83,332       116,668          --             --
Joseph D. Smith...........      --          --          176,562       173,438          --             --
Richard M. Smith..........      --          --          371,875       453,125          --             --
Christopher J. York.......      --          --          192,707       132,293          --             --

---------------

(1) Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for the Common Stock as reported by the NYSE on December 31, 1998 ($1.875). If the amount is greater than zero, the option is "in-the-money." For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 1998 and does not reflect market price changes subsequent to December 31, 1998.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     The Company has entered into or anticipates entering into employment and/or severance agreements with its Named Executive Officers and certain other executive officers as described below.

     Donald J. Amaral. On October 13, 1995, Coram entered into an employment agreement with Donald J. Amaral, for a three-year term commencing on such date, unless otherwise terminated in accordance with the terms thereof. The Company extended the agreement to Mr. Amaral to attract and retain his services in light of the downturn in the Company's business and its uncertain prospects, as he has been considered critical to Coram's future success in the Company's turn-around period. Under the agreement, Mr. Amaral initially received a base salary of $600,000 per annum, and the right to receive a performance bonus based on the Company's reaching certain performance targets determined annually by the Compensation Committee. If Mr. Amaral's employment is terminated by the Company other than for cause or by Mr. Amaral in the event that the Company fails to comply with any material provision of the agreement, Mr. Amaral will be entitled to receive his base salary through the longer of (i) the remaining term of the agreement or (ii) twelve months, plus a bonus payable after the end of each of the Company's fiscal years thereafter through 1998 in an amount equal to the average bonus earned by Mr. Amaral during the employment period. Under the agreement, Mr. Amaral was also granted options to purchase 2,200,000 shares of Common Stock at $3.45 per share. The options vested and became exercisable in three equal annual installments upon Mr. Amaral's completion of each year of service over the three-year period measured from the October 13, 1995 grant date. Mr. Amaral is also eligible to receive all other benefits generally made available to the Company's senior executives.

     In June 1998, Mr. Amaral's employment agreement was amended to provide for
(i) an increase in Mr. Amaral's base salary from $600,000 per annum to $650,000 per annum, (ii) an extension of the term of Mr. Amaral's employment agreement until May 15, 2000 and (iii) the grant of options to purchase an additional 300,000 shares of Coram Common Stock at a price of $2.625 per share. Subject to Mr. Amaral's continued employment with the Company, such options vest and become exercisable in three equal annual installments on each of the first, second and third anniversaries of their grant date and immediately vest and become exercisable in full upon the occurrence of any event resulting in the full vesting of the original options granted under the employment agreement.

     In September 1997, the Board of Directors approved certain contingent "success fees" payable to Mr. Amaral as follows: (i) $1,000,000 upon the refinancing of the Company on terms acceptable to the Board of Directors, payable in two segments (a) $500,000 upon closing of any such refinancing, and
(b) $500,000 six months later provided that Mr. Amaral is still employed by the Company at that date; and (ii) $4,000,000 upon the sale of the Company on terms acceptable to the Board of Directors and approved by the Company's stockholders, which would be payable on the earlier of (a) the first anniversary of the sale if Mr. Amaral remains employed by the Company or (b) involuntary termination, other than for cause, of Mr. Amaral following the sale of the Company. The $1,000,000 success fee relating to the refinancing of the Company's debt in May 1998 pursuant to the Securities Exchange Agreement was paid in a $500,000 installment in September 1998 and a $500,000 installment in February 1999.

     In December 1997, at Mr. Amaral's request, the Board of Directors adopted a resolution authorizing the payment of Mr. Amaral's salary, effective January 1, 1998, in shares of Common Stock of the Company with the number of shares issued representing a cash value of the monthly base salary subject to normal or required payroll deductions. The number of shares issued in payment of such salary was calculated based on a per share price equal to the lesser of (i) the closing price of the Company's Common Stock on the last business day of the month, or (ii) the average closing price of the Company's Common Stock during the thirty business days ending on the last business day of the month. In 1998, Mr. Amaral received $325,000, representing salary for the first six months of 1998, in the form of Common Stock. See "Summary Compensation Table."

     The Company anticipates entering into an amendment to the employment agreement with Mr. Amaral to reflect the change in his management responsibilities effective April 23, 1999. The amendment to his employment agreement is expected to involve the following: (i) reduction in compensation to $100,000 annually; (ii) a reduction in services required to no more than sixteen hours per month; (iii) a fee of $2,500 per day plus expenses if time spent on Company business exceeds sixteen hours per month; (iv) elimination of the performance bonus contemplated by the agreement relating to the Company achieving certain earning targets; and (v) accelerated vesting of all outstanding options as of the end of the employment term on May 15, 2000.

     Other Named Executive Officers. The Company's Compensation Committee has authorized Company management to enter into employment agreements with Richard
M. Smith, Joseph D. Smith and Paul J. Quiner.

     With respect to Richard M. Smith, his employment agreement is expected to provide for (i) an initial term of three years (through April 30, 2002); (ii) salary of $425,000 annually; (iii) severance payments equal to a minimum of two years annual salary; and (iv) a payment of $500,000 upon the occurrence of a "change of control."

     With respect to Joseph D. Smith, his employment agreement is expected to provide (i) an initial term of two years (through April 30, 2001); (ii) salary of $310,000 annually; (iii) a severance payment of a minimum of two years annual salary; and (iv) a payment of $375,000 upon the occurrence of a "change of control."

     With respect to Paul J. Quiner, his employment agreement is expected to provide (i) an initial term of one year (through April 30, 2000); (ii) salary of $225,000 annually; (iii) a severance payment of a minimum of one year annual salary; and (iv) a payment of $150,000 upon the occurrence of a "change of control."

     A "change in control" is defined in each of the agreements for Messrs. Richard Smith, Quiner and Joseph Smith and other executive officers (as described below) as (i) a merger or consolidation in which the Company is not the surviving entity; (ii) the sale, transfer or other disposition of all or substantially all the assets of the Company; (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of Coram's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger. The severance amounts represent minimum severance, including health and welfare benefits, due upon termination by the Company (other than for cause) or involuntary termination following a "change in control."

     In 1997, upon Mr. Smith's promotion to President, Mr. Smith's retention bonus was increased to a total of $240,000 of which $52,500 remains to be paid in July 1999. Upon Mr. Quiner's promotion to Senior Vice President, Mergers and Acquisitions in July 1998, his retention bonus was increased by $30,000, which will become payable in July 1999.

     Other Executive Officers. The Company's Compensation Committee has authorized Company management to enter into employment and/or severance agreements with certain other executive officers of the Company. The Company anticipates entering into an employment agreement with Wendy L. Simpson, Executive Vice President and Chief Financial Officer of the Company, which is expected to provide (i) an initial term of two years (through April 30, 2001); (ii) salary of $310,000 annually; (iii) severance payments of a minimum of two years annual salary; and
(iv) a payment of $375,000 upon a "change of control."

     Each of the employment agreements with Messrs. Richard Smith, Quiner, Joseph Smith, and Mrs. Simpson and other executive officers is expected to contain non-competition covenants that would cover the period of such officer's employment plus such officer's severance period. The agreements also contain covenants restricting the solicitation of customers and employees of the Company.

     The Company's Compensation Committee has authorized Company management to enter into employment agreements and/or severance agreements with certain other executive officers of the Company. These agreements will provide for minimum severance payments upon termination of employment and, in certain circumstances, change of control payments. The aggregate of all such severance and "change of control" payments to such other executive officers is approximately $836,800.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT.

     The following table sets forth as of March 31, 1999 (unless otherwise noted below) the number of shares of outstanding Coram Common Stock beneficially owned by (i) each person known to Coram to be the owner of more than 5% of the outstanding Common Stock, (ii) each of the executive officers of the Company,
(iii) each of the Directors of the Company, and (iv) all Directors and executive officers of Coram as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to Coram.

                                                                                PERCENTAGE OF
                                                                 NUMBER OF        SHARES OF
                                                                 SHARES OF       COMMON STOCK
          NAME AND ADDRESS OF BENEFICIAL OWNER(1)             COMMON STOCK(2)   OUTSTANDING(3)
          ---------------------------------------             ---------------   --------------
Donald J. Amaral............................................     2,524,296           4.9%
William J. Casey............................................         4,191              *
Scott R. Danitz.............................................         7,721              *
Stephen A. Feinberg(4)......................................    21,103,755          29.9%
Richard A. Fink.............................................         9,791              *
Scott T. Larson.............................................        63,746              *
Dominec A. Meffe............................................        12,800              *
Vito Ponzio, Jr.............................................        63,341              *
Stephen G. Pagliuca.........................................         9,791              *
Paul J. Quiner..............................................       102,931              *
Wendy L. Simpson............................................       165,833              *
Joseph D. Smith.............................................       217,398              *
L. Peter Smith..............................................        39,872              *
Richard M. Smith............................................       428,284              *
All executive officers and directors, as a group (14
  persons)..................................................    24,753,750          33.4%
Cerberus Entities(4)........................................    21,103,755          29.9%
Foothill(5).................................................     8,599,849          14.8%
Goldman, Sachs(6)...........................................    21,023,744          29.8%

---------------

 *  Less than 1%

(1) Unless otherwise indicated, the address of each person named above is 1125 Seventeenth Street, Suite 2100, Denver, Colorado 80202.

(2) The aggregate ownership numbers presented include the following shares of Common Stock subject to options for the following persons: Mr. Amaral 2,400,000; Mr. Casey 2,291; Mr. Danitz 7,291; Mr. Fink 9,791; Mr. Larson
    58,333; Mr. Meffe 11,666; Mr. Ponzio 58,564; Mr. Pagliuca 9,791; Mr. Quiner 96,092; Mrs. Simpson 145,833; Mr. Joseph D. Smith 217,186; Mr. L. Peter Smith 9,791; Mr. Richard M. Smith 426,561. Except as indicated by footnote, Coram has been advised that the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Amounts do not include shares of Common Stock issued as the Company matching portion under the Company's 401(k) plan with respect to the first quarter of 1999, which the Company believes is immaterial.

(3) Shares of Common Stock issuable upon exercise of options or warrants or conversion of securities convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such options, warrants or convertible securities but not for purposes of computing the percentage of any other person or entity. Percentage computations are based on 49,467,504 shares of Common Stock outstanding as of March 31, 1999.

(4) Information with respect to Stephen A. Feinberg and the Cerberus Entities are based on the Schedule 13D, Amendment No. 1 and Amendment No. 2 thereto, dated June 30, 1998, August 26, 1998 and April 9, 1999, respectively, filed with the Commission. Cerberus Partners, L.P. ("Cerberus") is the holder of $15,174,268 principal amount of Series B Notes of the Company; Cerberus International, Ltd. ("International") is the holder of $9,644,090 principal amount of Series B Notes of the Company; Ultra Cerberus Fund, Ltd. ("Ultra") is the holder of $989,137 principal amount of Series B Notes of the Company and certain private investment funds (the "Funds") in the aggregate are the holder of $7,418,531 principal amount of Series B Notes of the Company. The Series B Notes are convertible, at the option of the holder thereof, into shares of Common Stock of the Company at the rate of $2.00 per share. See "Recent Events." Mr. Feinberg possesses sole power to vote and direct the disposition of all securities of the Company owned by each of Cerberus, International, Ultra and the Funds. In addition, $7,238,688 principal amount of Series B Notes are held of record by Cerberus, with respect to which Mr. Feinberg exercises sole voting but no investment control over such Series B Notes and the shares of Common Stock into which such Series B Notes are convertible. Also, Cerberus, International, Ultra and the Funds are the holders of warrants to purchase, respectively, 246,637, 327,150, 32,976 and 248,147 additional shares of Common Stock of the Company and Mr. Feinberg possesses sole voting but no investment control over warrants to purchase an additional 16,488 shares of Common Stock from the Company and sole voting but no investment control over the shares of Common Stock underlying such 16,488 warrants. Thus, for the purposes of Rule 13d-3 of the Exchange Act, Mr. Feinberg is deemed to beneficially own 21,103,754 shares of Common Stock, or 29.9% of those deemed issued and outstanding pursuant to Rule 13d-3.

    Pursuant to an agreement between Cerberus and Goldman Sachs Credit Partners, L.P. ("GSCP"), dated as of April 22, 1997 (the "GSCP Agreement"), GSCP has the right to receive the dividends from, and the proceeds from the sale of, $8,992,159 principal amount (the "GSCP Interest") of the $15,174,268 principal amount of Series B Notes held by Cerberus and the shares of Common Stock into which such Series B Notes relating to the GSCP Interest are convertible. In addition, certain unaffiliated entities, in the aggregate, have the right to receive the dividends from, and the proceeds from the sale of, $7,238,688 principal amount of Series B Notes and the shares of Common Stock into which such Series B Notes are convertible and warrants to purchase 16,488 Shares and the Shares underlying such 16,488 warrants. The address for Mr. Feinberg and the Cerberus Entities is 450 Park Avenue, 28th Floor, New York, New York 10022.

(5) Information with respect to Foothill Capital Corporation is based on the
    Schedule 13G, Amendment No. 1 and Amendment No. 2 thereto dated June 30, 1998, August 26, 1998 and April 9, 1999, respectively, filed with the Commission. The Foothill Group, Inc., a Delaware Corporation ("Group"), Foothill Capital Corporation, a California corporation ("Capital"), Foothill Partners II, L.P., a Delaware limited partnership ("Partners"), Foothill Income Trust, L.P., a Delaware limited partnership ("Foothill Trust"), FIT GP, LLC, a Delaware limited liability company ("FIT") and M. Edward Stearns, Karen S. Sandler, Dennis R. Ascher, Jeffrey T. Nikora, and John F. Nickoll (collectively, the "Managing Partners/Members") and Peter E. Schwab and David C. Hilton (the "Managing Partners") (Group, Capital, Partners, Foothill Trust, FIT, the Managing Partners/Members and the Managing Partners are collectively referred to as "Foothill"). Group, the Managing Partners/Members and the Managing Partners are the general partners of Partners. Capital is a wholly-owned subsidiary of Group. FIT is the general partner of Foothill Trust and the Managing Partners/Members are the managing members of FIT. Accordingly, (i) Group, the Managing Partners/Members and the Managing Partners may be
deemed to beneficially own the shares of Common Stock held by Partners, as its general partners, (ii) the Managing Partners/Members may be deemed to beneficially own the shares of Common Stock held by Foothill Trust as the managing members of the general partner of Foothill Trust, (iii) FIT may be deemed to beneficially own the shares of Common Stock held by Foothill Trust, as its general partner, and (iv) Group may be deemed to beneficially own the shares held by Foothill Capital as its sole shareholder. Foothill has a beneficial interest in all or part of $16,487,123 principal amount of the Company's Series B Notes, which are convertible into the Company's Common Stock at a conversion price of $2.00 per share. See "Recent Events." In addition, certain Foothill entities own warrants that are exercisable into shares of the Company's Common Stock. The address for Foothill is 11111 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025.

(6) Information with respect to Goldman, Sachs is based on Schedule 13D, Amendment No. 1 and Amendment No. 2 thereto dated June 30, 1998, August 26, 1998 and April 9, 1999, respectively, filed with the Commission. GSCP, Goldman Sachs Global Holdings L.L.C. ("GSGH"), Goldman, Sachs & Co. ("GS&Co."), and The Goldman Sachs Group, L.P. ("GS Group") are referred to collectively as "Goldman Sachs."

    GSCP, a Bermuda limited partnership, was formed for the purpose of providing bank debt financing and trading and investing in bank loans, trade claims and other loans and loan instruments. GSGH, a Delaware limited liability company, is the sole general partner of GSCP. The managing member of GSGH is GS Group. The principal business address of GSCP is Conyers, Dill & Pearman, Church Street, Hamilton HM CX, Bermuda. The principal business address of GSGH is 85 Broad Street, New York, NY 10004.

    GS&Co., a New York limited partnership, is an investment banking firm and a member of the NYSE and other national exchanges. GS Group, one of the general partners of GS&Co., owns a 99% interest in GS&Co. GS Group is a Delaware limited partnership and holding partnership that (directly and indirectly through subsidiaries or affiliated companies or both) is a leading investment banking organization. The other general partner of GS&Co. is The Goldman Sachs & Co. L.L.C., a Delaware limited liability company ("GS L.L.C."), which is a wholly-owned subsidiary of GS Group and The Goldman Sachs Corporation, a Delaware corporation ("GS Corp."). GS Corp. is the sole general partner of GS Group. The principal business address of each of GS&Co., GS Group, GS L.L.C. and GS Corp. is 85 Broad Street, New York, NY 10004.

    Following the transactions under the Securities Exchange Agreement, GSCP owned (i) $52,837,117.31 principal amount of Series A Notes and $30,970,375.22 principal amount of Series B Notes directly and (ii) $15,341,104.08 principal amount of Series A Notes and $8,992,158.80 principal amount of Series B Notes subject to the GSCP Agreement.

    As of June 30, 1998, GS&Co. and GS Group beneficially owned 579 shares of Common Stock of the Company held in client accounts with respect to which GS&Co. or employees of GS&Co. have voting or investment discretion, or both ("Managed Accounts"). GS&Co. and GS Group each disclaims beneficial ownership of shares of Common Stock held in Managed Accounts.

    On August 26, 1998, GS&Co. acquired warrants (the "New Warrants") giving GS&Co. the right to acquire 863,588 shares (subject to antidilution and other adjustments) of Common Stock of the Company (the "New Warrant Shares"). The New Warrant Shares were issued pursuant to the warrant agreement dated as of August 26, 1998 to which GSCP and the Company were party (the "New Warrant Agreement") in connection with the senior loan agreement dated as of August 20, 1998 to which GSCP and the Company were party (the "Senior Loan Agreement"). GSCP directed that the New Warrants be issued to GS&Co.

    As of April 9, 1999, GSCP beneficially owned 19,981,267 shares of Common Stock (representing 28.8% of the Common Stock outstanding), GSGH beneficially owned 19,981,267 shares of Common Stock (representing 28.8% of the Common Stock outstanding), GS Group beneficially owned 21,023,744 shares of Common Stock (representing 29.8% of the Common Stock outstanding), and GS&Co. beneficially owned 21,023,744 shares of Common Stock (representing 29.8% of the Common Stock outstanding). See "Recent Events."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     L. Peter Smith also serves on the Board of Directors of Sabratek Corporation, a manufacturer of medical devices. In December 1998, the Company agreed to amend its agreement with Sabratek Corporation to be the Company's sole supplier of multi-therapy infusion pumps and related proprietary telemedicine technology during the next ten (10) years. This agreement contains a provision that allows either party to cancel the agreement upon 90 days notice. The pricing schedule applicable to the infusion pumps and related technology to be purchased was negotiated by certain of Coram's management after proposals from other manufacturers for comparable equipment had been solicited. The Company purchased approximately $7.8 million of multi-therapy infusion pumps and related proprietary telemedicine technology from Sabratek Corporation in 1998.

     Stephen A. Feinberg, a director of the Company, is the managing member of Cerberus Associates, L.L.C., which is the general partner of Cerberus and the investment manager for each of International, Ultra and the Funds. Cerberus, International, Ultra, and the Funds hold $15,174,268, $9,644,090, $989,137 and $7,418,513 principal amount of the Series B Notes and warrants to purchase 246,637, 327,150, 32,976, and 248,147, shares of Common Stock, respectively. Cerberus holds approximately $72,546,817 and $8,054,100 principal amount of Series A Notes and notes under the New Senior Credit Facility, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are re-filed as part of this report to correct page F-6 Consolidated Statements of Cash Flows, which was amended to correct supplemental disclosure information for the year ended December 31, 1998:

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

     (c) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.48*            -- Amendment No. 2, dated as of April 9, 1999 to the
                            Securities Exchange Agreement, dated May 6, 1998 and
                            amended as of June 30, 1998, among Coram, Inc., Coram
                            Healthcare Corporation, Cerberus Partners, L.P., Goldman
                            Sachs Credit Partners L.P. and Foothill Capital
                            Corporation.
       20.2*             -- Amendment No. 1, dated as of April 9, 1999 to Stockholder
                            Rights Agreement, dated as of June 25, 1997, between
                            Coram Healthcare Corporation and BankBoston, N.A., as
                            Rights Agent.
       23.1(a)           -- Consent of Ernst & Young LLP.

---------------

  * Incorporated by reference from Exhibits 1 and 2, respectively, of the Registrant's Current Report on Form 8-K, dated April 19, 1999.

(a) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ RICHARD M. SMITH

                                              ----------------------------------
                                                      Richard M. Smith
                                                Chief Executive Officer and
                                                         President

                                            By:    /s/ WENDY L. SIMPSON

                                              ----------------------------------
                                                      Wendy L. Simpson
                                                Executive Vice President and
                                                  Chief Financial Officer

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----

        /s/ DONALD J. AMARAL           Chairman of the Board                   April 30, 1999
-------------------------------------
          Donald J. Amaral

        /s/ RICHARD M. SMITH           Chief Executive Officer, President      April 30, 1999
-------------------------------------    and Director (Principal Executive
          Richard M. Smith               Officer)

        /s/ WENDY L. SIMPSON           Executive Vice President and Chief      April 30, 1999
-------------------------------------    Financial Officer (Principal
          Wendy L. Simpson               Financial Officer)

         /s/ SCOTT R. DANITZ           Vice President and Controller           April 30, 1999
-------------------------------------    (Principal Accounting Officer)
           Scott R. Danitz

        /s/ WILLIAM J. CASEY           Director                                April 30, 1999
-------------------------------------
          William J. Casey

         /s/ RICHARD A. FINK           Director                                April 30, 1999
-------------------------------------
           Richard A. Fink

       /s/ STEPHEN G. PAGLIUCA         Director                                April 30, 1999
-------------------------------------
         Stephen G. Pagliuca

         /s/ L. PETER SMITH            Director                                April 30, 1999
-------------------------------------
           L. Peter Smith

                                       Director
-------------------------------------
         Stephen A. Feinberg

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

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (21,695)  $ 125,260   $(85,014)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Provision for estimated uncollectible accounts............     15,343      16,209     29,045
  Depreciation and amortization.............................     28,828      56,068     64,487
  Debt interest accrued.....................................     10,280      30,229     23,488
  Reversal of accrual for restructuring costs...............     (3,900)         --         --
  Gain on conversion of debt................................         --          --     (1,350)
  Litigation settlements not requiring cash.................         --    (120,079)    25,625
  Minority interest in net income of consolidated joint
    ventures, net...........................................       (126)       (784)    (2,946)
  Losses (gains) on sales of long-term assets...............        363          (2)    (2,400)
  Gains on sales of businesses..............................     (1,071)    (26,744)        --
  Equity in net income of unconsolidated joint ventures,
    net.....................................................        193        (498)      (611)
  Other, net................................................     (3,140)        179         --
  Changes in operating assets and liabilities, net of
    acquisitions and dispositions:
    Accounts receivable.....................................    (43,400)     (2,026)    14,029
    Prepaid expenses, inventories and other assets..........    (13,178)     (9,198)    20,702
    Current and other liabilities...........................     25,659       2,132    (22,019)
    Accrued merger and restructuring........................       (915)     (4,762)    (2,817)
                                                              ---------   ---------   --------
Net cash provided (used) by operating activities............     (6,759)     65,984     60,219
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (13,283)    (19,149)    (6,850)
Cash receipts on sale (payments for acquisitions) of
  businesses, net...........................................     (3,285)    124,196      4,821
Proceeds from sales of long-term assets.....................        179         680      3,875
Proceeds from long-term receivables.........................         --          --        902
                                                              ---------   ---------   --------
Net cash provided (used) by investing activities............    (16,389)    105,727      2,748
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of promissory notes....................      6,000          --         --
Cash consideration for warrant cancellation.................     (4,300)         --         --
Debt borrowings.............................................     29,250      10,000         --
Repayments of debt..........................................   (115,932)    (89,370)   (74,630)
Cash paid for debt financing costs..........................       (856)         --       (250)
Purchases of ESPP stock and exercise of warrants and
  options, net..............................................         89       1,234        553
                                                              ---------   ---------   --------
Net cash used by financing activities.......................    (85,749)    (78,136)   (74,327)
                                                              ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (108,897)     93,575    (11,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    108,950      15,375     26,735
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $      53   $ 108,950   $ 15,375
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
  Interest..................................................  $   8,525   $  12,399   $ 17,719
  Income taxes..............................................      2,470      (1,074)   (24,682)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Deferred interest.........................................  $      --   $   4,802   $  4,968
  Warrants issued in connection with debt financing.........      1,863      18,965     10,786
  Debt issued in consideration for cancellation of
    warrants................................................      8,400          --         --
  Debt issued in consideration for interest payable.........      3,785          --         --
  Common stock issued in settlement of litigation...........         --      25,625      1,783
  Issuance of stock in connection with acquisitions.........         --         870        819
  Capital lease obligations incurred on equipment lease.....         --          41        670
  Conversion of long-term debt to common stock..............         --          --      5,267
  Warrants issued to settle litigation......................         --          --        365
  Common stock issued in connection with employment
    agreements..............................................        103          --        294

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

                                 EXHIBIT INDEX



        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

       10.48*            -- Amendment No. 2, dated as of April 9, 1999 to the
                            Securities Exchange Agreement, dated May 6, 1998 and
                            amended as of June 30, 1998, among Coram, Inc., Coram
                            Healthcare Corporation, Cerberus Partners, L.P., Goldman
                            Sachs Credit Partners L.P. and Foothill Capital
                            Corporation.
       20.2*             -- Amendment No. 1, dated as of April 9, 1999 to Stockholder
                            Rights Agreement, dated as of June 25, 1997, between
                            Coram Healthcare Corporation and BankBoston, N.A., as
                            Rights Agent.
       23.1(a)           -- Consent of Ernst & Young LLP.


---------------


  * Incorporated by reference from Exhibits 1 and 2, respectively, of the Registrant's Current Report on Form 8-K, dated April 19, 1999.



(a) Filed herewith.