Form 10-Q
period 1999-03-31
CORAM HEALTHCARE CORP
filed 1999-05-17
CIK 924174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-11343

                             ---------------------

                          CORAM HEALTHCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       33-0615337
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

           1125 SEVENTEENTH STREET
                 SUITE 2100                                         80202
                 DENVER, CO                                      (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 292-4973

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 12, 1999, was 49,499,663.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   3,817     $      53
  Cash limited as to use....................................       1,349         1,557
  Accounts receivable, net of allowance of $19,178 and
     $18,128................................................     129,896       113,697
  Inventories...............................................      27,758        27,203
  Deferred income taxes, net................................         714           705
  Other current assets......................................       6,661         4,963
                                                               ---------     ---------
          Total current assets..............................     170,195       148,178
Property and equipment, net.................................      27,459        26,563
Deferred income taxes, net..................................       4,448         4,365
Other assets................................................      17,740        17,574
Other deferred costs........................................       4,634         5,243
Goodwill, net of accumulated amortization of $69,979 and
  $67,247...................................................     233,224       235,696
                                                               ---------     ---------
          Total assets......................................   $ 457,700     $ 437,619
                                                               =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  58,398     $  52,930
  Accrued compensation......................................      11,489        11,205
  Interest payable..........................................       4,777         4,671
  Current maturities of long-term debt......................         379           260
  Income taxes payable......................................         288           300
  Deferred income taxes.....................................       1,383         1,060
  Reserve for litigation....................................       1,308         2,987
  Accrued merger and restructuring..........................       4,090         3,935
  Other current liabilities.................................       7,226         6,271
                                                               ---------     ---------
          Total current liabilities.........................      89,338        83,619
Long-term debt..............................................     257,239       242,162
Minority interest in consolidated joint ventures............       2,063         2,024
Other liabilities...........................................      12,785        12,947
Deferred income taxes.......................................       3,779         4,010
Commitments and contingencies...............................          --            --
                                                               ---------     ---------
          Total liabilities.................................     365,204       344,762
Stockholders' equity:
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued....................................          --            --
  Common stock, par value $.001, authorized 100,000 shares,
     issued and outstanding 49,434 at March 31, 1999 and
     49,201 at December 31, 1998............................          49            49
  Additional paid-in capital................................     427,157       427,133
  Accumulated deficit.......................................    (334,710)     (334,325)
                                                               ---------     ---------
          Total stockholders' equity........................      92,496        92,857
                                                               ---------     ---------
          Total liabilities and stockholders' equity........   $ 457,700     $ 437,619
                                                               =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net revenue.................................................  $160,954   $107,689
Cost of service.............................................   122,815     80,500
                                                              --------   --------
Gross profit................................................    38,139     27,189
Operating expenses:
  Selling, general and administrative expenses..............    23,829     21,073
  Provision for estimated uncollectible accounts............     4,161      3,666
  Amortization of goodwill..................................     2,732      2,765
  Restructuring costs.......................................       950         --
                                                              --------   --------
          Total operating expenses..........................    31,672     27,504
                                                              --------   --------
Operating income (loss).....................................     6,467       (315)
Other income (expenses):
  Interest expense..........................................    (6,559)   (14,175)
  Other income, net.........................................       210        777
                                                              --------   --------
Income (loss) before income taxes and minority interests....       118    (13,713)
Income tax expense..........................................        75      1,000
Minority interests in net income of consolidated joint
  ventures..................................................       428        411
                                                              --------   --------
Net loss....................................................  $   (385)  $(15,124)
                                                              ========   ========
Loss per common share.......................................  $  (0.01)  $  (0.31)
                                                              ========   ========
Loss per common share -- assuming dilution..................  $  (0.01)  $  (0.31)
                                                              ========   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
Net cash used in operating activities.......................  $(7,622)  $(10,585)
Cash flows from investing activities:
  Purchases of property and equipment.......................   (3,238)    (1,679)
  Other.....................................................     (312)    (1,210)
                                                              -------   --------
          Net cash used in investing activities.............   (3,550)    (2,889)
                                                              -------   --------
Cash flows from financing activities:
  Borrowings on line of credit..............................   21,000         --
  Repayment of debt.........................................   (6,064)   (80,245)
  Sales of stock, including exercise of stock options.......       --          9
                                                              -------   --------
          Net cash provided by (used in) financing
           activities.......................................   14,936    (80,236)
                                                              -------   --------
          Net increase (decrease) in cash and cash
           equivalents......................................  $ 3,764   $(93,710)
                                                              =======   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

     The Company delivers pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services division ("CPS") from two primary mail order facilities and three branch locations. The pharmacy benefit management service provides on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services are delivered through two main facilities which provide centralized distribution, compliance monitoring, patient education and clinical support to a wide variety of patients.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

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

     Earnings (Loss) per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). In accordance with Statement 128, basic earnings per share

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

excludes any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                                               1999       1998
                                                              -------   --------
Numerator for basic and diluted loss per share..............  $  (385)  $(15,124)
                                                              =======   ========
Weighted average shares -- denominator for basic earnings
  per share.................................................   49,402     48,482
Effect of other dilutive securities:
  Stock options.............................................       --         --
  Warrants..................................................       --         --
                                                              -------   --------
  Denominator for diluted earnings per share -- adjusted
     weighted average shares and assumed conversion.........   49,402     48,482
                                                              =======   ========
Loss per common share.......................................  $ (0.01)  $  (0.31)
                                                              =======   ========
Loss per common share -- assuming dilution..................  $ (0.01)  $  (0.31)
                                                              =======   ========

     Diluted earnings (loss) per share computations do not give effect to stock options or warrants to purchase common stock as their effect would have been anti-dilutive.

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

     Start-up Costs. In 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires that the costs of start-up activities be expensed as incurred. Initial adoption of SOP 98-5 was accounted for as a cumulative effect of an accounting change. The Company adopted the SOP 98-5 effective January 1, 1999 and such adoption did not have a significant effect on the results of operations or financial position.

2. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of March 31, 1999, the Company may be required to pay a minimum of approximately $2.0 million, subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. These minimum contingent obligations have been recorded as additional goodwill. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.1 million of these contingent obligations, subject to increase, may be paid in cash with the remaining to be paid in common stock of the Company. If these contingent payments exceed the minimum contingent amounts, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments made during the three months ended March 31, 1999 and 1998 totaled $0.2 million and $0.1 million, respectively.

     Merger and Restructuring. As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc. (the "Caremark Business"), during May 1995, the Company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged $25.8 million to operations as a restructuring cost.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Certain additional restructuring costs totaling approximately $11.4 million were accounted for as adjustments to the purchase price of the Caremark Business in 1995. In December 1998, the Company evaluated the estimated costs to complete the Caremark Business Consolidation Plan and other accruals and recognized a restructure reversal benefit of $0.7 million.

     Under the Caremark Business Consolidation plan, the Company has made total payments, disposals and reversals as follows (in thousands):

                                                                                           BALANCE AT
                                               THROUGH MARCH 31, 1999                    MARCH 31, 1999
                                   -----------------------------------------------   ----------------------
                                       CASH       NON-CASH             RESTRUCTURE   FUTURE CASH     TOTAL
                                   EXPENDITURES   CHARGES     TOTAL     REVERSAL     EXPENDITURES   CHARGES
                                   ------------   --------   -------   -----------   ------------   -------
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs......    $11,300       $   --    $11,300      $ --          $   --      $11,300
  Facility Reduction Costs.......      9,172        3,900     13,072       714           2,914       16,700
                                     -------       ------    -------      ----          ------      -------
          Total Restructuring
            Costs................    $20,472       $3,900    $24,372      $714          $2,914      $28,000
                                     =======       ======    =======      ====          ======      =======

     During January 1999, the Company adopted a restructure plan which was initiated in the first quarter of 1999. The plan resulted in an organizational restructure in which $0.9 million of expense was recognized for severance costs. The balance in the "Accrued Merger and Restructuring" liability at March 31, 1999 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $2.9 million, the 1999 restructure plan of $0.7 million and other accruals of $0.5 million.

     The Company estimates that the future cash expenditures related to the Caremark Business Consolidation Plan and the 1999 restructure plan will be made in the following periods: 50% through March 31, 2000, 10% through March 31, 2001, 12% through March 31, 2002, and 28% through March 31, 2003, and thereafter.

3. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Series A Senior Subordinated Unsecured Notes................  $153,785      $153,785
Series B Senior Subordinated Convertible Notes..............    87,922        87,922
New Senior Credit Facility..................................    15,000            --
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................       911           715
                                                              --------      --------
                                                               257,618       242,422
Less current scheduled maturities...........................      (379)         (260)
                                                              --------      --------
                                                              $257,239      $242,162
                                                              ========      ========

     As of March 31, 1999, the Company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement") dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a new senior credit facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation, as Agent, dated as of

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

August 20, 1998 (the "New Senior Credit Facility"). Under the outstanding credit and debt agreements, the Company is precluded from paying cash dividends during the term of the debt agreement.

     Securities Exchange Agreement. On May 6, 1998, the Company entered into the Securities Exchange Agreement with the Holders of its subordinated rollover note (the "Rollover Note"). As long as the Rollover Note was outstanding, the Holders had the right to receive warrants to purchase up to 20% of the outstanding shares of the common stock of the Company (the "Warrants") on a fully diluted basis. The Securities Exchange Agreement provided for the cancellation of the Rollover Note (including deferred interest and fees) and the Warrants in an exchange (the "Exchange"), effective April 13, 1998, for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in principal amount Series A Notes and (ii) $87.9 million in original principal amount of Series B Notes. In addition, under the Securities Exchange Agreement, the Holders of the Series A and Series B Notes were given the right to approve certain new debt and the right to name one director to the Company's Board of Directors, who was elected to the board in June 1998.

     On April 9, 1999, the Company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes is convertible into shares of the Company's common stock, par value $.001 per share (the "Common Stock"), at a price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into Common Stock at a price of $3.00, which price was subject to downward (but not upward) adjustment based on prevailing market prices for the Common Stock on each of April 13, 1999 and October 13, 1999. Based on reported closing prices for trading in the Common Stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the Company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum. The Securities Exchange Agreement pursuant to which the Series A Notes and the Series B Notes were issued contains certain other customary covenants and events of default. At March 31, 1999, the Company was in compliance with all of these covenants.

     Series A Notes. The Series A Notes mature in May 2001 and bore interest at an initial rate of 9.875% per annum payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the Company. Pursuant to the Note Amendment, the parties increased the interest rate applicable to the Series A Notes to 11.5% per annum. The Holders can require the Company to pay interest in cash if the Company exceeds a certain interest coverage ratio. During the quarter ended March 31, 1999, interest expense on the Series A Notes was $3.8 million. On April 15, 1999, Series A Notes totaling approximately $3.8 million were issued in lieu of a cash payment of interest due through such date.

     Series B Notes. The Series B Notes mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the Company. During the quarter ended March 31, 1999, interest expense on the Series B Notes was approximately $1.7 million. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes will be convertible into shares of the Company's Common Stock at a price of $2.00 per share subject to customary anti-dilution adjustments including adjustments for sale of common stock other than pursuant to existing obligations or employee benefit plans at a price below the conversion price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes.

     The Series A and Series B Notes are redeemable, in whole or in part, at the option of the Holders thereof in connection with any change of control of the Company (as defined in the Securities Exchange Agreement), if the Company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the Company or certain of its subsidiaries by a third party. In such instances, the Series A and Series B Notes are redeemable at 103% of the then outstanding principal amount plus accrued interest. The

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Series B Notes are also redeemable at the option of the Holders thereof upon maturity of the Series A Notes at the outstanding principal amount thereof plus accrued interest. In addition, the Series A Notes are callable at any time at 103% of the then outstanding principal amount plus accrued interest at the option of the Company.

     Exchange; New Senior Credit Facility. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998, the Company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes agreed to extend the Company up to $60.0 million of senior secured debt (the "New Senior Credit Facility"), subject to the completion of definitive agreements on or prior to September 30, 1998. On August 20, 1998, the Company entered into a definitive agreement for the New Senior Credit Facility providing for the availability of the $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The New Senior Credit Facility matures February 26, 2001 and bears an interest rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 9.25% at March 31, 1999. The New Senior Credit Facility is secured by the capital stock of the Company's subsidiaries, as well as the accounts receivable and certain other assets held by the Company and its subsidiaries. Under the New Senior Credit Facility, among other nominal fees, the Company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. During the quarter ended March 31, 1999, interest and related fees on the New Senior Credit Facility were approximately $0.5 million. In addition, the terms of the New Senior Credit Facility provide for the issuance of warrants to purchase up to 1.9 million shares of common stock of the Company at $0.01 per share, subject to customary adjustments (the "1998 Warrants"). The 1998 Warrants were valued at their fair value at the date of issuance, and were accounted for as deferred costs to be amortized over the life of the New Senior Credit Facility. The Company charged $0.4 million to interest expense during the quarter ended March 31, 1999 related to the 1998 Warrants. The terms of the New Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of March 31, 1999, the Holders had issued letters of credit totaling approximately $19.6 million thereby reducing the Company's availability under the New Senior Credit Facility by that amount. The terms of the New Senior Credit Facility also provide for a fee of 1.0% per annum on the outstanding letter of credit obligations, due in arrears on the first business day of each month. The terms of the New Senior Credit Facility also provide for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. As of March 31, 1999, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The New Senior Credit Facility contains certain other customary covenants and events of default. At March 31, 1999, the Company was in compliance with all of these covenants.

     At May 12, 1999, the New Senior Credit Facility had an available borrowing base of $60.0 million. Offset by letter of credit obligations of $17.1 million and revolver borrowings of $22.5 million, the total available credit under the New Senior Credit Facility was $20.4 million as of May 12, 1999.

4. LITIGATION

     On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno,No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T2 Medical, Inc. Shareholder

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the Defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder, against all of the Defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities and Exchange Act, and further alleges fraud by all of the Defendants under Georgia law. Finally, Plaintiffs allege a breach of the covenant of good faith and fair dealing by all Defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The Defendants filed a Motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's Motion to Dismiss the Complaint on February 12, 1997. The Plaintiffs appealed the dismissal to the Eleventh Circuit Court of Appeals which affirmed the dismissal on October 15, 1998. The plaintiffs filed a petition with the United States Supreme Court on March 15, 1999 for a writ of certiorari. In April 1999, the Company filed a brief in opposition to the petition.

     The Company intends vigorously to defend itself in the matter described above. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the matter described in the preceding paragraph cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the Company's Consolidated Financial Statements. An adverse outcome in such litigation could have a material adverse effect on the financial position, results of operations and liquidity of the Company.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity of the Company except as set forth in the discussion of certain legal proceedings to which the Company is a party described in Part I -- "Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

5. INCOME TAXES

     During the three months ended March 31, 1999 and 1998, the Company recorded an income tax expense of $0.1 million and $1.0 million, respectively. The effective income tax rates for the three month periods ended March 31, 1999 and 1998 differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates as a result of the Company providing a full valuation reserve against its deferred tax assets.

     As of March 31, 1999, deferred tax assets are net of a $118.3 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts and other accrued liabilities that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the Company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the Company. The Company has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. The Company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which affect the prior years' tax liabilities. The Company has been advised by

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

the IRS that it will receive a notice of deficiency with respect to the proposed adjustments. The Company will contest the notice of deficiency through administrative proceedings or litigation, and will vigorously defend its current position. The most significant proposed adjustment relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. Due to the uncertainty of final resolution, the Company has established a reserve for these issues. The Company would, however, be required to pay from its cash resources any deficiency resulting from resolution of the proposed adjustments, plus interest. Due to the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation, no assurance can be given that the Company will prevail. If the Company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the Company could be materially adversely affected.

6. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

     Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Infusion, R-Net, and CPS. Infusion is the Company's base business which derives its revenue primarily from alternate site infusion therapy. R-Net's revenue is derived primarily from management services offered to HMOs, PPOs, at-risk physician groups and other managed care organizations for home health services. CPS primarily provides specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment represents lithotripsy services for the three months ended March 31, 1998 and clinical research services for the three months ended March 31, 1999.

     Coram uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. The measurement basis for segment assets includes net accounts receivable, inventory, net property and equipment, and other current assets.

     Summary information by segment is as follows (in thousands):

                                                               AS OF AND FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
INFUSION
Revenue from external customers.............................  $105,605   $ 88,798
Intersegment revenue........................................     7,203      3,532
Interest income.............................................        22         15
Equity in net income of unconsolidated joint ventures.......        --         31
Segment EBITDA profit.......................................    11,796     13,668
Segment assets..............................................   142,482    113,473
Segment asset expenditures..................................     1,491      1,340
R-NET
Revenue from external customers.............................  $ 36,606   $  9,772
Intersegment revenue........................................        --         --
Interest income.............................................         7          3
Equity in net income of unconsolidated joint ventures.......        --         --
Segment EBITDA profit (loss)................................     4,931       (992)
Segment assets..............................................    17,845      3,537
Segment asset expenditures..................................       526        101

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                               AS OF AND FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CPS
Revenue from external customers.............................  $ 18,655   $  8,720
Intersegment revenue........................................        82        219
Interest income.............................................        --         --
Equity in net income of unconsolidated joint ventures.......        --         --
Segment EBITDA profit.......................................       567        318
Segment assets..............................................    16,402      5,060
Segment asset expenditures..................................       456         82
ALL OTHER
Revenue from external customers.............................  $     88   $    399
Intersegment revenue........................................        --         --
Interest income.............................................        --         --
Equity in net income of unconsolidated joint ventures.......        --         --
Segment EBITDA profit (loss)................................       (55)       335
Segment assets..............................................       103        222
Segment asset expenditures..................................        --         --

     A reconciliation of the Company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements are as follows (in thousands):

                                                               AS OF AND FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
NET REVENUES
Total for reportable segments...............................  $168,151   $111,041
Other revenue...............................................        88        399
Elimination of intersegment revenue.........................    (7,285)    (3,751)
                                                              --------   --------
          Total consolidated revenue........................  $160,954   $107,689
                                                              ========   ========
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments.................  $ 17,294   $ 12,994
Other EBITDA profit (loss)..................................       (55)       335
Goodwill amortization expense...............................    (2,732)    (2,765)
Depreciation and other amortization expense.................    (2,799)    (3,000)
Interest expense............................................    (6,559)   (14,175)
All other income (expense), net.............................    (5,031)    (7,102)
                                                              --------   --------
          Income (loss) before income taxes and minority
            interests.......................................  $    118   $(13,713)
                                                              ========   ========
ASSETS
Total assets for reportable segment.........................  $176,729   $122,070
Other assets................................................   280,971    297,377
                                                              --------   --------
          Consolidated total assets.........................  $457,700   $419,447
                                                              ========   ========

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

     Sales to one customer for the Company's Infusion and R-Net segments represented approximately 21% and 3% of the Company's total consolidated net revenue for the three months ended March 31, 1999 and 1998, respectively. Sales from the Medicare and Medicaid programs for the Company's Infusion and CPS segments represented approximately 16% and 23% of the Company's total consolidated net revenue for the three months ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: history of operating losses and uncertainties associated with future operating results; significant outstanding indebtedness; equity conversion rights held by existing debt holders; limited liquidity; reimbursement related risks; shifts in the mix of parties that pay for the Company's services; dependence on relationships with third parties; concentration of large payors; industry competition; timing of or ability to complete acquisitions; government regulation of the home health care industry; certain legal proceedings; dependence on key personnel; recruitment and retention of trained personnel; potential volatility of stock price; New York Stock Exchange listing status; and unanticipated impacts from the Year 2000 Issue. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     Business Strategy. The Company's overall business strategy is focused on the basic factors that could lead to profitability: strategic revenue generation programs, cost reduction and control, quality improvement and cash collections. The Company's revenue generation programs include a focus on business relationships where the Company can provide high quality of care while operating profitably. In the Company's alternate site infusion therapy business, the Company is continuing to emphasize marketing efforts aimed at improving its therapy mix, physician relationships and payor relationships. It also has continued the development of its specialty programs aimed at serving patients requiring intravenous nutrition; pre- and post-transplant patients; patients with HIV/AIDS; and patients with chronic disorders such as hemophilia, immune deficiencies and alpha-one antitrypsin deficiency. The R-Net division remains focused on marketing to HMOs, PPOs, at-risk physician groups and other managed care payors desiring to reduce the overall cost of their health care expenditures through management of the home health services utilized by their members. Meanwhile, the CPS division has focused its marketing efforts on smaller health plans, including companies with self-insured plans, self-funded employer health plans, labor unions, managed care payors and patient populations with specialized needs such as pre- and post-transplant patients, patients with HIV/AIDS and chronic conditions such as diabetes and asthma. In 1999, the Company is pursuing a plan to expand the reach of the CPS division by developing the capability to accept orders for its specialty mail-order pharmacy services over the Internet.

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

     Events that impacted the Company in 1998 and the first quarter of 1999 or which may impact the Company in the future include the Note Amendment to the Securities Exchange Agreement, restructuring of the former credit facilities of the Company and related reduction of interest expense, reorganization of the management structure and entering into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna USHC"). Strategic alternatives currently being considered by the Company include, among others: (i) the evaluation of potential acquisitions in markets that would permit the Company to grow its local or regional business either through one of its three principal lines of business or through complimentary home health services such as respiratory therapy, durable medical equipment and home health nursing; (ii) CPS's entrance into the E-commerce market which would allow the division to receive orders over the Internet; and (iii) the continued investment into and development of services provided by the Clinical Research and Medical Informatics division. Combined, management believes that the foregoing will improve the Company's financial prospects, improve and stabilize relationships with payors and referral sources, and improve its position within the alternate site health care services industry.

     There can be no assurance that any acquisitions or other strategic alternatives will be consummated or will be available to the Company on commercially acceptable terms.

     Factors Affecting Recent Operating Results. The most significant factors affecting the Company's operating performance and financial condition are as follows:

          (i) execution of the Note Amendment to the Securities Exchange Agreement with the Holders;

          (ii) restructure of its credit facilities through the repayment of its former senior credit facility in January 1998, the exchange of its former subordinated debt for the issuance of the Series A Notes and the Series B Notes in June 1998 and the establishment of the New Senior Credit Facility in August 1998;

          (iii) growth in the Company's R-Net division with the addition of the five-year capitated agreement with Aetna USHC beginning in July 1998;

          (iv) expansion and improved sales efforts in the Company's CPS division;

          (v) sale of substantially all of the Company's controlling interest in 11 lithotripsy partnerships, two wholly-owned lithotripsy entities, a lithotripsy management company and stock in an equipment service company and certain related assets (the "Lithotripsy Business") in the third quarter of 1997, with the remaining interest sold in the second quarter of 1998, allowing the Company to significantly reduce its debt obligations and its contingent liabilities associated with the Company's former commitments to its partners in the Lithotripsy Business;

          (vi) ongoing pricing pressure in the Company's infusion business as a result of an unfavorable shift in payor mix from private indemnity insurers to managed care organizations and other contracted payors, and intense competition among infusion providers. The following table sets forth the approximate percentages of the Company's infusion therapy net revenue from certain categories of payors:

                                                      THREE MONTHS ENDED
                                            --------------------------------------
                                            MARCH 31,    DECEMBER 31,    MARCH 31,
                                              1999           1998          1998
                                            ---------    ------------    ---------
Private Indemnity Insurance and Other Non-
  Contracted Payors.......................      23%           24%            27%
Managed Care Organizations and Other
  Contracted Payors.......................      54%           53%            47%
Medicare and Medicaid Programs............      23%           23%            26%
                                               ---           ---            ---
          Total...........................     100%          100%           100%
                                               ===           ===            ===

          (vii) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company, or that have entered into risk-bearing relationships with third-party payors pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by the Company.

RESULTS OF OPERATIONS

CERTAIN QUARTERLY COMPARISONS

                                                              THREE MONTHS ENDED
                                                     ------------------------------------
                                                     MARCH 31,   DECEMBER 31,   MARCH 31,
                                                       1999          1998         1998
                                                     ---------   ------------   ---------
Net revenue........................................  $160,954      $158,047     $107,689
Cost of service....................................   122,815       117,048       80,500
                                                     --------      --------     --------
Gross profit.......................................    38,139        40,999       27,189
Operating expenses:
  Selling, general and administrative expenses.....    23,829        29,628       21,073
  Provision for estimated uncollectible accounts...     4,161         4,203        3,666
  Amortization of goodwill.........................     2,732         2,802        2,765
  Accrual for (reversal of) restructuring costs....       950        (3,900)          --
                                                     --------      --------     --------
          Total operating expenses.................    31,672        32,733       27,504
                                                     --------      --------     --------
Operating income (loss)............................     6,467         8,266         (315)
Other income (expenses):
  Interest expense.................................    (6,559)       (6,362)     (14,175)
  Other income, net................................       210          (223)         777
                                                     --------      --------     --------
Income (loss) before income taxes and minority
  interests........................................       118         1,681      (13,713)
Income tax expense.................................        75           450        1,000
Minority interests in net income of consolidated
  joint ventures...................................       428           425          411
                                                     --------      --------     --------
Net income (loss)..................................  $   (385)     $    806     $(15,124)
                                                     ========      ========     ========
Income (loss) per common share.....................  $  (0.01)     $   0.02     $  (0.31)
                                                     ========      ========     ========
Income (loss) per common share -- assuming
  dilution.........................................  $  (0.01)     $   0.02     $  (0.31)
                                                     ========      ========     ========

  Three Months Ended March 31, 1999 Compared With Three Months Ended December 31, 1998 (unaudited, in thousands except per share data):

     Net Revenue. Net revenue increased $2.9 million or 1.8%, from $158.1 million in the quarter ended December 31, 1998 to $161.0 million in the quarter ended March 31, 1999. The increase can be attributed to (i) an increase in sales at the R-Net division of $12.9 million with approximately 38.0% of this increase due to the Aetna USHC capitated agreement that became effective in July 1998 and
(ii) an increase in sales at CPS division of $2.7 million, largely offset by a decrease in infusion net revenue of $12.8 million due to such seasonal factors as termination of payor contracts in the fourth quarter of 1998, the implementation of new contracts beginning in the first quarter of 1999 and declines in flu-related treatments. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $2.9 million from $41.0 million or a gross margin of 25.9% in the quarter ended December 31, 1998 to $38.1 million or a gross margin of 23.7% in the quarter ended March 31, 1999. The reduction is due to a higher cost of service in the infusion business relating to current market shortages of blood products, more expensive seasonal therapies and the timing of discounts earned on product between the quarters. This reduction was offset partially by increased gross profit from the R-Net and CPS divisions in the first quarter due to sales increases noted above. In addition, as these two divisions continue to grow, the Company will realize some deterioration of consolidated gross profit margin as the services provided by the R-Net and CPS divisions typically have lower gross profit margins than the services typically provided by the Company's infusion business. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A decreased $5.8 million or 19.6% from $29.6 million in the quarter ended December 31, 1998 to $23.8 million in the quarter ended March 31, 1999. Excluding financing costs of approximately $1.0 million in the fourth quarter of 1998 and recovery of a note receivable of approximately $1.8 million recognized in the first quarter of 1999, the adjusted $2.9 million decrease in SG&A is primarily due to a $1.9 million reduction in the Company's bonus expense in the first quarter of 1999. See "Factors Affecting Recent Operating Results."

     Accrual For (Reversal of) Restructuring Costs. The Company recorded approximately $0.9 million of charges in March 1999 relating to reorganization of the Company's management structure with communication and implementation completed during the first quarter of 1999. The Company substantially completed the consolidation plans reserved for in 1994 and 1995 and reversed restructure charges of $3.9 million in the quarter ended December 31, 1998. See "Factors Affecting Recent Operating Results."

     Operating Income. The Company recorded operating income of $6.5 million during the three months ended March 31, 1999 compared to $8.3 million during the three months ended December 31, 1998. Before adjustments for restructuring costs referred to above, operating income was $7.5 million for the three months ended March 31, 1999 compared to $4.4 million for the three months ended December 31, 1998. The improvement is due primarily to the decrease in SG&A costs of $5.8 million, as described above, partially offset by the decrease in gross profit.

     Net Income (loss). Net loss for the quarter ended March 31, 1999 was $0.4 million compared to net income of $0.8 million for the quarter ended December 31, 1998. Eliminating the effect of adjustments for restructuring costs referred to above, net loss improved by $3.7 million. As discussed above, the improvement can be attributed to the decrease in SG&A expense.

 Three Months Ended March 31, 1999 Compared With Three Months Ended March 31, 1998 (unaudited; in thousands except per share data):

     Net Revenue. Net revenue increased $53.3 million or 49.5%, from $107.7 million in the quarter ended March 31, 1998 to $161.0 million in the quarter ended March 31, 1999. The increase can be attributed to a (i) $13.3 million increase in net revenue from the infusion business primarily due to a 10.0% increase in patient census partially offset by an unfavorable shift in payor mix, (ii) $30.6 million increase in net revenue from the R-Net division primarily relating to the Aetna USHC capitated agreement that became effective in July 1998, and (iii) $9.7 million increase in net revenue from the CPS division. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit increased $11.0 million, from $27.2 million or a gross margin of 25.2% in the quarter ended March 31, 1998 to $38.1 million or a gross margin of 23.7% in the quarter ended March 31, 1999. The increase results primarily from the increase in net revenue discussed above offset by an increase in cost of service that is approximately the same as a percent of net revenue for the periods presented. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A increased $2.8 million or 13.1% from $21.1 million in the quarter ended March 31, 1998 to $23.8 million in the quarter ended March 31, 1999. Excluding recovery of a note receivable of approximately $1.8 million recognized in the first quarter of 1999, the adjusted increase of $4.5 million is due primarily to the growth of the R-Net and CPS divisions. See "Factors Affecting Recent Operating Results."

     Accrual For (Reversal of) Restructuring Costs. The Company recorded $0.9 million of charges in March 1999 relating to reorganization of the management structure. No restructure costs were recorded in the first quarter of 1998. See "Business Strategy."

     Operating Income (Loss). The Company recorded operating income of $6.5 million during the three months ended March 31, 1999 compared to an operating loss of $(0.3) million during the three months ended

March 31, 1998. Excluding the restructure costs in the three months ended March 31, 1999, the loss improved by $7.7 million. The improvement is due primarily to the increase in gross profit of $11.0 million offset by the increase in SG&A of $2.8 million described above.

     Interest Expense. Interest expense decreased by $7.6 million or 53.7%, from $14.2 million in the quarter ended March 31, 1998 to $6.6 million in the quarter ended March 31, 1999. The improvement is due primarily to a decrease of $1.9 million in interest related to the Company's former senior credit facility which was paid in full and terminated in January 1998, a decrease of $8.9 million in interest related to the Rollover Note which was cancelled in connection with the Securities Exchange Agreement and a decrease of $3.2 million in interest relating to the Warrants issued under the Rollover Note, offset by interest related to the Securities Exchange Agreement of $5.6 million. See Note 3 to the Unaudited Condensed Consolidated Financial Statements as of March 31, 1999.

     Income Tax Expense. During the three months ended March 31, 1999, the Company recorded income tax expense of $0.1 million compared to $1.0 million in the three months ended March 31, 1998. The decrease is due to adjustments recorded in 1998 relating to the dispute with the Internal Revenue Service as described in Note 5 to the Unaudited Condensed Consolidated Financial Statements as of March 31, 1999.

     Net Loss. Net loss for the quarter ended March 31, 1999 was $0.4 million compared to $15.1 million for the quarter ended March 31, 1998. As discussed above, the improvement can be attributed to the increase in operating income and the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. The Company uses cash generated from operations and available credit under the New Senior Credit Facility to fund its working capital requirements and operations. The Company's working capital as of March 31, 1999 was $80.9 million compared to $64.6 million at December 31, 1998, an increase of $16.3 million. Under the terms of the New Senior Credit Facility, the maximum funds available to the Company (defined as the "Revolving Credit Commitment") is an amount equal to the lesser of (a) the Company's borrowing base as calculated pursuant to the agreement or (b) the total revolving credit commitment of $60.0 million. As of March 31, 1999, the Company's Revolving Credit Commitment was $60.0 million. Offset by letter of credit obligations of $19.6 million and revolver borrowings of $15.0 million, the total available credit under the New Senior Credit Facility was $25.4 million as of March 31, 1999. At May 12, 1999, the Revolving Credit Commitment was $60.0 million. Offset by letter of credit obligations of $17.1 million and revolver borrowings of $22.5 million, the total available credit under the New Senior Credit Facility was $20.4 million as of May 12, 1999.

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

     As of March 31, 1999 the Company did not have any material commitments for capital expenditures.

     Working Capital. In comparing the first quarter of 1999 with the year ended 1998, the primary increases in current assets related to (i) an increase in cash and cash equivalents of $3.8 million; (ii) an increase in net accounts receivable of $16.2 million, primarily due to an approximate three day increase in days sales outstanding (DSO) representing approximately $9.0 million and additional sales volume at the CPS and R-Net divisions; and (iii) an increase in other current assets of $1.7 million, primarily due to the recovery of a fully reserved note receivable. The increase in cash and cash equivalents was primarily due to borrowings, net of repayments, on the line of credit of $15.0 million offset by purchases of property and equipment of $3.2 million and a decrease in cash used for operations of $7.6 million. Property and equipment purchases primarily consisted of $1.4 million for computer systems and software and the purchase of durable medical equipment for $1.1 million to support a new payor contract signed in the fourth quarter of 1998.

     Total current liabilities increased in the first quarter of 1999 primarily due to an increase in accounts payable and other current liabilities of $6.4 million due to timing of payments to vendors, accrual for restructure costs and an increase in pharmacy benefit management operations.

     Year 2000 Issues. The Company believes the most significant risk with the Year 2000 problem is the effect such issues may have on third party payors, such as Medicare. While all of the effects of such noncompliance have not been identified by the Company, any failure of these third party payors to resolve Year 2000 problems in a timely manner could impact the Company's capital requirements due to a slow down in the payment of accounts receivable associated with these payors. While the Company has not incurred any payment issues to date which management can directly attribute to the Year 2000 problem at any specific payor, no assurance can be made that payment issues will not occur. Such an impact could have a material adverse effect on the Company's ability to generate cash from operations and require the Company to use available capital from the New Senior Credit Facility. Significant delays in collecting accounts receivable due to Year 2000 problems experienced by third party payors could reduce the capital available to the Company by reducing the borrowing base under the terms of the New Senior Credit Facility. In addition, such payment delays due to the Year 2000 problem could impact the Company's ability to meet its debt obligations.

     Restructure Costs. Of the $4.1 million of accrued restructure costs, the Company estimates that the future cash expenditures will be made in the following periods: 50% through March 31, 2000, 10% through March 31, 2001, 12% through March 31, 2002, and 28% through March 31, 2003, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of March 31, 1999 to meet future expenditures related to the plans. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

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

     Remediation Costs. The Company is using internal and external resources to reprogram or replace, test and implement the software and equipment modifications required under this project. The total cost of the Year 2000 remediation project is estimated at $0.8 million and is being funded through operating cash flows. As of March 31, 1999, the Company has incurred approximately $0.4 million related to this remediation process. Of these costs, $0.3 million has been expensed and $0.1 million was capitalized as new equipment or software. Of the remaining estimated remediation costs of $0.4 million, expenses are estimated to be $0.2 million with capitalized equipment and software costs estimated at $0.2 million. This estimate is being monitored and will be revised in future public filings by the Company as additional information becomes available.

     Contingency Plans. The Company is currently assessing the development of contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. As the Company anticipates remediation completion by September 30, 1999, its contingency plans have not been formulated in detail as of the date of this report. Depending on systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise. To date, none of these types of actions has been called for, however, no assurance can be given that such resolution will not be required. If the Company is required to implement any of these type of contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, including competitive bidding by market, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. Most recently, on August 5, 1997, President Clinton signed into law the Budget Reconciliation Act of 1997, which provides for reductions in Medicare and Medicaid of over $115 billion and $13 billion, respectively, over five years. The impact of these reductions on the health care industry in general and the Company specifically cannot be determined at this time. Further, the Company cannot predict whether any of the above proposals or any other proposals will be adopted. No assurance can be given that the implementation of the Budget Reconciliation Act or any other reforms will not have a material adverse effect on the business of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses the Company's exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates, and those set forth under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations:
Background -- Factors Affecting Recent Operating Results."

     As of March 31, 1999, the Company had outstanding debt of $257.2 million of which $153.8 of this outstanding debt that matures in May 2001 bears interest at 11.5% per annum and $87.9 of the outstanding debt matures in April 2008 and bears interest at the rate of 8% per annum. On April 15, 1999, Series A Notes totaling approximately $3.8 million were issued in lieu of a cash payment of interest due through such date. The Company also has a New Senior Credit Facility providing for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The facility matures in February 2001 and bears an interest rate of prime plus 1.5%, which was 9.25% as of May 12, 1999. As of May 12, 1999, the principal amount outstanding under the New Senior Credit Facility was approximately $22.5 million. Because substantially all of the interest on the Company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the Company, if any. The Company does not hedge against interest rate changes.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno,No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the Defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder, against all of the Defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities and Exchange Act, and further alleges fraud by all of the Defendants under Georgia law. Finally, Plaintiffs allege a breach of the covenant of good faith and fair dealing by all Defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The Defendants filed a Motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's Motion to Dismiss the Complaint on February 12, 1997. The Plaintiffs appealed the dismissal to the Eleventh Circuit Court of Appeals which affirmed the dismissal on October 15, 1998. The plaintiffs filed a petition with the United States Supreme Court on March 15, 1999 for a writ of certiorari. In April 1999, the Company filed a brief in opposition to the petition.

     The Company intends vigorously to defend itself in the matter described above. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of the matter described in the preceding paragraph cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the Company's Consolidated Financial Statements. An adverse outcome in such litigation could have a material adverse effect on the financial position, results of operations and liquidity of the Company.

     The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity of the Company except as set forth in the discussion of certain legal proceedings to which the Company is a party described in Part I -- "Legal Proceedings" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27                             -- Financial Data Schedule

     (B) Reports on Form 8-K.

     On April 19, 1999, the Company filed a report on Form 8-K announcing the completion of an amendment to the Securities Exchange Agreement dated as of May 6, 1998, as amended between the Company, Coram, Inc. and Cerberus Partners, L.P.; Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation resulting in certain changes in the terms of certain debt instruments and a change in its Stockholder Rights Agreement, dated as of June 25, 1997 between the Company and BankBoston, N.A., as Rights Agent.

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

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ WENDY L. SIMPSON
                                              ----------------------------------
                                                       Wendy L. Simpson
                                                 Executive Vice President and
                                                   Chief Financial Officer

May 17, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule