Form 10-Q
period 1999-06-30
CORAM HEALTHCARE CORP
filed 1999-08-16
CIK 924174

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

   [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-11343

                                ---------------

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

                                ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 10, 1999, was 49,549,366.

===============================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS



                                                                             JUNE 30,       DECEMBER 31,
                                                                              1999              1998
                                                                           ----------       ------------
                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents .......................................        $    8,001       $         53
  Cash limited as to use ..........................................             1,776              1,557
  Accounts receivable, net of allowance of $16,254 and
     $18,128 ......................................................           120,106            113,697
  Inventories .....................................................            23,026             27,203
  Deferred income taxes, net ......................................               280                705
  Other current assets ............................................             5,584              4,963
                                                                           ----------       ------------
          Total current assets ....................................           158,773            148,178
Property and equipment, net .......................................            27,000             26,563
Deferred income taxes, net ........................................             2,392              4,365
Other assets ......................................................            17,950             17,574
Other deferred costs ..............................................             3,732              5,243
Goodwill, net of accumulated amortization of $72,693 and
  $67,247 .........................................................           230,648            235,696
                                                                           ----------       ------------
          Total assets ............................................        $  440,495       $    437,619
                                                                           ==========       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................        $   72,356       $     52,930
  Accrued compensation ............................................             7,898             11,205
  Interest payable ................................................             5,460              4,671
  Current maturities of long-term debt ............................               399                260
  Income taxes payable ............................................               495                300
  Deferred income taxes ...........................................               319              1,060
  Reserve for litigation ..........................................             1,365              2,987
  Accrued merger and restructuring ................................             3,233              3,935
  Other current liabilities .......................................             7,556              6,271
                                                                           ----------       ------------
          Total current liabilities ...............................            99,081             83,619
Long-term debt ....................................................           268,574            242,162
Minority interest in consolidated joint ventures ..................             2,353              2,024
Other liabilities .................................................            13,493             12,947
Deferred income taxes .............................................             2,352              4,010
Commitments and contingencies .....................................                --                 --
                                                                           ----------       ------------
          Total liabilities .......................................           385,853            344,762
Stockholders' equity:
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued ..........................................              --                 --
  Common stock, par value $.001, authorized 100,000 shares,
     issued and outstanding 49,549 at June 30, 1999 and
     49,201 at December 31, 1998 ..................................                50                 49
  Additional paid-in capital ......................................           427,296            427,133
  Accumulated deficit .............................................          (372,704)          (334,325)
                                                                           ----------       ------------
          Total stockholders' equity ..............................            54,642             92,857
                                                                           ----------       ------------
          Total liabilities and stockholders' equity ..............        $  440,495       $    437,619
                                                                           ==========       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            ------------------------      ------------------------
                                                              1999           1998           1999           1998
                                                            ---------      ---------      ---------      ---------
Net revenue ...........................................     $ 152,797      $ 117,173      $ 313,751      $ 224,862
Cost of service .......................................       146,846         87,882        269,661        168,382
                                                            ---------      ---------      ---------      ---------
Gross profit ..........................................         5,951         29,291         44,090         56,480
Operating expenses:
  Selling, general and administrative expenses ........        28,680         21,625         52,509         42,698
  Provision for estimated uncollectible accounts ......         4,452          3,577          8,613          7,243
  Amortization of goodwill ............................         2,716          2,778          5,448          5,543
  Restructuring costs .................................          --             --              950           --
                                                            ---------      ---------      ---------      ---------
          Total operating expenses ....................        35,848         27,980         67,520         55,484
                                                            ---------      ---------      ---------      ---------
Operating income (loss) ...............................       (29,897)         1,311        (23,430)           996
Other income (expenses):
  Interest expense ....................................        (7,524)        (6,083)       (14,083)       (20,258)
  Other income, net ...................................           182            946            391          1,723
                                                            ---------      ---------      ---------      ---------
Loss before income taxes and minority interests .......       (37,239)        (3,826)       (37,122)       (17,539)
Income tax expense ....................................           175            400            250          1,400
Minority  interests  in net income of  consolidated
joint ventures.........................................           579            302          1,006            713
                                                            ---------      ---------      ---------      ---------

Net loss ..............................................     $ (37,993)     $  (4,528)     $ (38,378)     $ (19,652)
                                                            =========      =========      =========      =========
Loss per common share .................................     $   (0.77)     $   (0.09)     $   (0.78)     $   (0.40)
                                                            =========      =========      =========      =========
Loss per common share-- assuming dilution .............     $   (0.77)     $   (0.09)     $   (0.78)     $   (0.40)
                                                            =========      =========      =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                         JUNE 30, 1999
                                                               ---------------------------------
                                                                   1999                  1998
                                                               ------------         ------------
Net cash used in operating activities .................        $     (8,888)        $    (22,087)
Cash flows from investing activities:
  Purchases of property and equipment .................              (5,074)              (3,911)
  Other ...............................................                (525)                (620)
                                                               ------------         ------------
     Net cash used in investing activities ............              (5,599)              (4,531)
Cash flows from financing activities:
  Borrowings on line of credit ........................              28,500                 --
  Repayment of debt ...................................              (6,065)             (80,226)
  Sales of stock, including exercise of stock
  options .............................................                  --                   10
                                                               ------------         ------------
     Net cash provided by (used in)
     financing activities .............................              22,435              (80,216)
                                                               ------------         ------------
      Net increase (decrease) in cash and  cash
      equivalents .....................................        $      7,948         $   (106,834)
                                                               ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1. BASIS OF PRESENTATION

    Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are engaged in four principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, pharmacy benefit management and specialty mail-order pharmacy services and centralized management, administrative and clinical support for clinical research trials, and medical informatics services. Other services offered by Coram include non-intravenous home health products such as durable medical equipment and respiratory therapy services.

    Coram delivers its alternate and site infusion therapy services through approximately 90 branch offices located in 44 states and Ontario, Canada. Infusion therapy involves the intravenous administration of anti-infective therapy, intravenous immunoglobulin ("IVIG"), chemotherapy, pain management, nutrition and other therapies.

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

    The Company delivers pharmacy benefit management and specialty pharmacy services through its Coram Prescription Services division ("CPS"). The division provides services through a centralized mail order pharmacy and service center in Orlando, Florida; four regional mail order pharmacies in Plainview, New York; Omaha, Nebraska; Las Vegas, Nevada; Hayward, California; and one retail pharmacy in Baltimore, Maryland. The pharmacy benefit management service provides on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty pharmacy services provide centralized distribution, adherence programs, patient education, and clinical support to patients with high cost, high risk conditions.

    Through its Clinical Research and Medical Informatics division, the Company provides centralized management and support for clinical research trials. This division also offers data collection and integration services as well as pharmaceconomic outcomes and utilization analyses.

    Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 and subsequent filings on Forms 10-Q and 8-K in 1999.

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

    Earnings (Loss) per Share. In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, Earnings per Share ("Statement 128"). In accordance with Statement 128, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:

                          CORAM HEALTHCARE CORPORATION



                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)


                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    ------------------------------    -----------------------------
                                                                     JUNE 30,1999    JUNE 30, 1998    JUNE 30,1999    JUNE 30,1998
                                                                    -------------    -------------    -------------   -------------

Numerator for basic and diluted loss per share ..................   $     (37,993)   $      (4,528)   $     (38,378)  $     (19,652)
                                                                    =============    =============    =============   =============
Weighted average shares--denominator for basic earnings
  per share .....................................................          49,495           48,818           49,448          48,651
Effect of other dilutive securities:
  Stock options .................................................              --               --               --              --
  Warrants ......................................................              --               --               --              --
                                                                    -------------    -------------    -------------   -------------
Denominator for diluted earnings per share--
  adjusted weighted average shares and assumed conversion .......          49,495           48,818           49,448          48,651
                                                                    =============    =============    =============   =============
Loss per common share ...........................................   $       (0.77)   $       (0.09)   $       (0.78)  $       (0.40)
                                                                    =============    =============    =============   =============
Loss per common share--assuming dilution ........................   $       (0.77)   $       (0.09)   $       (0.78)  $       (0.40)
                                                                    =============    =============    =============   =============

    Diluted earnings (loss) per share computations do not give effect to stock options or warrants to purchase common stock as their effect would have been anti-dilutive.

    Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was effective for fiscal years beginning after June 15, 1999. The FASB issued, in June 1999, the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133. ("Statement 137"), which amends Statement 133. Statement 137 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the Company had not entered into any derivative and hedging transactions, and as such, the Company does not believe that adoption of the new requirement will have an effect on the Company's future financial position or operating results.

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

2. ACQUISITIONS AND RESTRUCTURING

    Acquisitions. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of June 30, 1999, the Company may be required to pay a minimum of approximately $2.0 million, subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. These minimum contingent obligations have been recorded as additional goodwill. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.1 million of these contingent obligations, subject to increase, may be paid in cash with the remaining to be paid in common stock of the Company. If these contingent payments exceed the minimum contingent amounts, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments during the three months ended June 30, 1999 and 1998 totaled $0.2 million and $0.1 million, respectively.

    Merger and Restructuring. As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc. (the "Caremark Business"), during May 1995, the Company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged $25.8 million to operations as a restructuring cost. Certain additional restructuring costs totaling approximately $11.4 million were incurred and accounted for as adjustments to the purchase price of the Caremark Business in 1995. In December 1998, the Company evaluated the estimated costs to complete the Caremark Business Consolidation Plan and other accruals and recognized a restructure reversal benefit of $0.7 million.

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)

    Under the Caremark Business Consolidation plan, the Company has made total payments, disposals and reversals as follows (in thousands):


                                                                                                          BALANCE AT
                                                        THROUGH JUNE 30, 1999                            JUNE 30, 1999
                                      ---------------------------------------------------------   ---------------------------
                                          CASH         NON-CASH                    RESTRUCTURE    FUTURE CASH       TOTAL
                                      EXPENDITURES     CHARGES         TOTAL         REVERSAL     EXPENDITURES     CHARGES
                                      ------------   ------------   ------------   ------------   ------------   ------------

Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs .......   $     11,300   $         --   $     11,300   $         --   $         --   $     11,300
  Facility Reduction Costs ........          9,496          3,900         13,396            714          2,590         16,700
                                      ------------   ------------   ------------   ------------   ------------   ------------
          Total Restructuring
            Costs .................   $     20,796   $      3,900   $     24,696   $        714   $      2,590   $     28,000
                                      ============   ============   ============   ============   ============   ============

    During January 1999, the Company adopted a restructuring plan, which was initiated in the first quarter of 1999. The plan resulted in an organizational restructure in which $0.9 million of expense was recognized for severance costs. The balance in the "Accrued Merger and Restructuring" liability at June 30, 1999 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $2.6 million, the 1999 restructure plan of $0.3 million and other accruals of $0.3 million.

    The Company estimates that the future cash expenditures related to the Caremark Business Consolidation Plan and the 1999 restructure plan will be made in the following periods: 35% through June 30, 2000, 16% through June 30, 2001, 17% through June 30, 2002, and 32% through June 30, 2003, and thereafter.

3. LONG-TERM DEBT

    Long-term debt is as follows (in thousands):


                                                                  JUNE 30,      DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------

Series A Senior Subordinated Unsecured Notes ................   $    157,631    $    153,785
Series B Senior Subordinated Convertible Notes ..............         87,922          87,922
New Senior Credit Facility ..................................         22,500              --
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment ....................................            920             715
                                                                ------------    ------------
                                                                     268,973         242,422
Less current scheduled maturities ...........................           (399)           (260)
                                                                ------------    ------------
                                                                $    268,574    $    242,162
                                                                ============    ============


    As of June 30, 1999, the Company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement") dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a new senior credit facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation, as Agent, dated as of August 20, 1998 (the "New Senior Credit Facility"). Under the outstanding credit and debt agreements, the Company is precluded from paying cash dividends during the term of the debt agreement.

    Securities Exchange Agreement. On May 6, 1998, the Company entered into the Securities Exchange Agreement with the Holders of its previously outstanding subordinated rollover note (the "Rollover Note"). As long as the Rollover Note was outstanding, the Holders had the right to receive warrants to purchase up to 20% of the outstanding shares of the common stock of the Company (the "Warrants") on a fully diluted basis. The Securities Exchange Agreement provided for the cancellation of the Rollover Note (including deferred interest and fees) and the Warrants in an exchange (the "Exchange"), effective April 13, 1998, for the payment of $4.3 million in cash and the issuance by the Company to the Holders of (i) $150.0 million in original principal amount Series A Notes and (ii) $87.9 million in original principal amount of Series B Notes. In addition, under the Securities Exchange Agreement, the Holders of the Series A and Series B Notes were given the right to approve certain new debt and the right to name one director to the Company's Board of Directors, who was elected to the board in June 1998 and re-elected in August 1999.

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)

    On April 9, 1999, the Company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes is convertible into shares of the Company's common stock, par value $.001 per share (the "Common Stock"), at a price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into Common Stock at a price of $3.00, which price was subject to downward (but not upward) adjustment based on prevailing market prices for the Common Stock on each of April 13, 1999 and October 13, 1999. Based on reported closing prices for trading in the Common Stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the Company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum. The Securities Exchange Agreement pursuant to which the Series A Notes and the Series B Notes were issued contains certain other customary covenants and events of default. At June 30, 1999, the Company was in compliance with all of these covenants, other than covenants relating to certain relationships its Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. subsidiaries have with certain parties that were contracted to provide services pursuant to the Master Agreement, effective May 1, 1998, (the "Master Agreement") with Aetna U.S. Healthcare, Inc. ("Aetna USHC" or "Aetna") and to certain covenants relating to the capitalization of certain subsidiaries. The Company has, however, received waivers from its lenders regarding such noncompliance. There can be no assurance as to whether further covenant violations will occur in future periods and whether any necessary waivers will be forthcoming at that time. See Note 4 to the Company's Unaudited Condensed Consolidated Financial Statements.

    Series A Notes. The Series A Notes mature in May 2001 and bore interest at an initial rate of 9.875% per annum payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the Company. Pursuant to the Note Amendment, the parties increased the interest rate applicable to the Series A Notes to 11.5% per annum. The Holders can require the Company to pay interest in cash if the Company exceeds a certain interest coverage ratio. During the quarter ended June 30, 1999, interest expense on the Series A Notes was approximately $4.5 million. On July 15, 1999, additional Series A Notes totaling approximately $4.5 million were issued in lieu of a cash payment of interest due through such date.

    Series B Notes. The Series B Notes mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the Company. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes are convertible into shares of the Company's Common Stock at a price of $2.00 per share subject to customary anti-dilution adjustments including adjustments for sale of common stock other than pursuant to existing obligations or employee benefit plans at a price below the conversion price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes. During the quarter ended June 30, 1999, interest expense on the Series B Notes was approximately $1.8 million. On July 15, 1999, additional Series B Notes totaling approximately $1.8 million were issued in lieu of a cash payment of interest, due through such date.

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

    Exchange; New Senior Credit Facility. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998, the Company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes agreed to extend the Company up to $60.0 million of senior secured debt (the "New Senior Credit Facility"), subject to the completion of definitive agreements on or prior to September 30, 1998. On August 20, 1998, the Company entered into a definitive agreement for the New Senior Credit Facility providing for the availability of the $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The New Senior Credit Facility matures February 26, 2001 and bears an interest rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 9.25% at June 30, 1999. The New Senior Credit Facility is secured by the capital stock of the Company's subsidiaries, as well as the accounts receivable and certain

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)


other assets held by the Company and its subsidiaries. Under the New Senior Credit Facility, among other nominal fees, the Company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. During the quarter ended June 30, 1999, interest and related fees on the New Senior Credit Facility were approximately $0.8 million. In addition, the terms of the New Senior Credit Facility provide for the issuance of warrants to purchase up to
1.9 million shares of common stock of the Company at $0.01 per share, subject to customary adjustments (the "1998 Warrants"). The 1998 Warrants were valued at their fair value at the date of issuance, and were accounted for as deferred costs to be amortized over the life of the New Senior Credit Facility. The Company charged $0.4 million to interest expense during the quarter ended June 30, 1999 related to the 1998 Warrants. The terms of the New Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of June 30, 1999, the Holders had issued letters of credit totaling approximately $17.1 million thereby reducing the Company's availability under the New Senior Credit Facility by that amount. The terms of the New Senior Credit Facility also provide for a fee of 1.0% per annum on the outstanding letter of credit obligations, due in arrears on the first business day of each month. The terms of the New Senior Credit Facility also provide for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. As of June 30, 1999, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The New Senior Credit Facility contains certain other customary covenants and events of default. At June 30, 1999, the Company was in compliance with all of these covenants, other than the covenants relating to earnings before interest expense, income taxes, depreciation and amortization (EBITDA) covenant, interest coverage ratio covenant, and debt ratio covenant as of June 30, 1999 and for certain other matters. The Company, has, however, received waivers from its lenders regarding such noncompliance. There can be no assurance as to whether further covenant violations will occur in future periods and whether necessary waivers will be forthcoming at that time.

    At August 16, 1999, the New Senior Credit Facility had an available borrowing base of $58.7 million, of which, $37.0 million had been drawn, including $14.5 million relating to the letters of credit that had been delivered in accordance with the Master Agreement with Aetna. In addition, after deducting from the borrowing base the other letters of credit obligations totaling $2.5 million, the total available under the facility is $19.2 million as of August 16, 1999.

4. CONTINGENCIES

    Litigation. On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno, No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the Defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder, against all of the Defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities and Exchange Act, and further alleges fraud by all of the Defendants under Georgia law. Finally, Plaintiffs allege a breach of the covenant of good faith and fair dealing by all Defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The Defendants filed a Motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's Motion to Dismiss the Complaint on February 12, 1997. The Plaintiffs appealed the dismissal to the Eleventh Circuit Court of Appeals which affirmed the dismissal on October 15, 1998. The Plaintiffs filed a petition with the United States Supreme Court on March 15, 1999 for a writ of certiorari and the Company responded to the petition. On May 19, 1999, the Supreme Court entered an order denying the Plaintiffs' petition for certiorari, thereby ending the matter.

    In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the Company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the Company. The Company has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. The Company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)


    liability portion of the 1995 loss, which would, if the IRS prevails, affect the prior year's tax liability. On May 14, 1999, the Company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The Company is contesting the notice of deficiency through administrative proceedings and litigation and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. Due to the uncertainty of final resolution, the Company's financial statements include a reserve for these potential liabilities. No assurance can be given that the Company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the Company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the Company could be materially adversely affected. See Part II, Item 1. "Legal Proceedings," and Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements.

    On July 7, 1997, the Company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Supreme Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the Company against Caremark International, Inc. and Caremark, Inc. (collectively, "Caremark"), Caremark assigned and transferred to the Company all of Caremark's claims and causes of action against Price Waterhouse LLP, Caremark's auditors. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the Company. The case was dismissed from the court in California because of inconvenience to witnesses with a right to re-file in Illinois. The Company re-filed the lawsuit in state court in Illinois. PricewaterhouseCoopers LLP filed a motion to dismiss the Company's lawsuit in the state court in Illinois on several grounds, but their motion was denied on March 15, 1999. In May, 1999, PricewaterhouseCoopers LLP filed another motion to dismiss and the Company has submitted an opposition. The hearing on the motion is set for October 29, 1999. The lawsuit has progressed into the discovery stage. There can be no assurance of any recovery from PricewaterhouseCoopers LLP.

    On June 30, 1999, the Company filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3330). The Coram Complaint sets forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through Coram's Resource Network Division ("R-Net"). Coram provided its notice of termination of the Master Agreement effective June 30, 1999. Under the arrangement, that was expected to last for five-years, Coram managed and provided home health care services for over 2,000,000 Aetna enrollees in eight states for a stated monthly fee per enrollee. Coram began serving Aetna enrollees under the Master Agreement on approximately July 1, 1998.

    As stated in the Coram Complaint, Aetna wrongfully induced Coram to enter into and continue performing under the Master Agreement by, among other things, misrepresenting and understating utilization of home health care services, which utilization has been substantially higher than Aetna represented at the commencement of the Master Agreement. As also stated in the Coram Complaint, Aetna has breached the Master Agreement in several respects, including its failure to pay amounts due under the Master Agreement totaling in excess of $10.0 million. Furthermore, Aetna's misrepresentations induced Coram to expend additional amounts for the infrastructure necessary to perform its duties under the Master Agreement. In the lawsuit, Coram is seeking compensatory and punitive damages in excess of $50.0 million.

    On June 30, 1999, the Company received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania (Case No. 99-11025). The Aetna Complaint seeks equitable and declaratory relief to compel the Company to perform under the Agreement, including the payment of compensation to the healthcare providers that have rendered and continue to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputes the Company's right to terminate the Agreement. On approximately July 1, 1999, Coram removed the Aetna Complaint to federal court. Then, Aetna filed a motion to remand seeking to have the case transferred back to state court. Aetna subsequently withdrew its remand motion, such that the Aetna Complaint is also pending in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3378).

    On July 20, 1999, Aetna filed a counterclaim against Coram in the federal court lawsuit brought by Coram (Civil Action No. 99-CV-3330) and a motion to dismiss the claims of Coram for fraud, misrepresentation and rescission of the Master Agreement (Coram has filed an opposition to the motion to dismiss.). In its counterclaim, Aetna has sued Coram for, among other things, breach of the Master Agreement and fraudulent misrepresentation, contending Coram never intended to perform the Master Agreement, defamation, interference with contractual relations with

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)


providers and for interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement. Aetna seeks in excess of $100.0 million in the lawsuit, plus punitive damages.

    Pursuant to an agreed upon order dated July 23, 1999, Coram is transitioning back to Aetna, in an orderly fashion, the management of home health care services under the Master Agreement. Coram has learned that Aetna has agreed to pay network providers for properly authorized home health care services rendered after July 23, 1999 while reserving its rights to pursue Coram for the cost of such services as part of its complaint and counterclaim against Coram. The Company's R-Net division is continuing to process claims submitted by members of its provider network for services rendered through June 30, 1999.

    The Company intends to pursue its claims against Aetna vigorously and to put forth a vigorous defense against all of the claims brought by Aetna against Coram and the other Coram parties. Due to the uncertainties inherent in litigation, the ultimate disposition of the Aetna litigation described in the preceding paragraphs cannot presently be determined and no provision has been recorded in the Company's Consolidated Financial Statements for any recovery or loss that may result upon resolution of the Aetna litigation described above. An adverse outcome in such litigation could have a material adverse effect on the financial position, results of operations and liquidity of the Company.

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

    Contingencies. The Master Agreement provides that the Company would be financially responsible for certain covered home health services rendered to covered enrollees in certain Aetna HMO based plans. The Master Agreement also contemplates that the Company under certain circumstances, would reimburse Aetna for services paid for directly by Aetna to providers of such services. These amounts are referred to in the Master Agreement as "leakage." Aetna withheld certain amounts from each capitation payment made to the Company as a reserve for the reimbursement of leakage claims. During the term of the Master Agreement, approximately $5.3 million was withheld by Aetna for payment of leakage.

    The Master Agreement required Aetna to provide the Company with monthly reports showing its claims for leakage, but Aetna failed to do so. The most recent of approximately three leakage reports that Aetna did provide purported to show approximately $19.7 million in leakage claims incurred through approximately March 1999, with potentially more leakage claims to follow. The Company's review of the initial reports revealed that the reports were inaccurate in various respects. The Company reported these inaccuracies to Aetna, but received no response. At this time, the Company can not determine whether it will be held responsible for the leakage claims asserted by Aetna due to the uncertainties of litigation and can not estimate how much, if any, of the leakage claims are properly the responsibility of the Company. These matters are among the issues in dispute in the litigation described above.

5. INCOME TAXES

    During the six months ended June 30, 1999 and 1998, the Company recorded an income tax expense of $0.8 million and $0.1 million, respectively. The effective income tax rates for the six month periods ended June 30, 1999 and 1998 differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates as a result of the Company providing a full valuation reserve against its deferred tax assets.

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)

    As of June 30, 1999, deferred tax assets are net of a $134.7 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts and other accrued liabilities that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

    In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the Company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the Company. The Company has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. The Company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect the prior years' tax liabilities. On May 14, 1999, the Company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The Company is contesting the notice of deficiency through administrative proceedings and litigation, and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. Due to the uncertainty of final resolution, the Company's financial statements include a reserve for these potential liabilities. No assurance can be given that the Company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the Company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the Company could be materially adversely affected.

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)


6. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

    Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Infusion, R-Net and CPS. Infusion is the Company's base business, which derives its revenue primarily from alternate site infusion therapy. R-Net's revenue is derived primarily from management services offered to HMOs, PPOs, at-risk physician groups and other managed care organizations for home health services. CPS primarily provides specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment represents lithotripsy services for the three and six months ended June 30, 1998 and clinical research services for the three and six months ended June 30, 1999.

    Coram uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. The measurement basis for segment assets includes net accounts receivable, inventory, net property and equipment, and other current assets.

    Summary information by segment is as follows (in thousands):



                                                         AS OF AND FOR THE               AS OF AND FOR THE
                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       1999            1998            1999            1998
                                                   ------------    ------------    ------------    ------------
INFUSION
Revenue from external customers ................   $    108,430    $     94,724    $    214,035    $    183,522
Intersegment revenue ...........................          8,202           3,784          15,405           7,316
Interest income ................................             23              17              45              32
Equity in net income of unconsolidated joint
ventures.................................... ...              1              15               1              46
Segment EBITDA profit ..........................         11,461          14,353          23,256          28,021
Segment assets .................................        136,535         115,408         136,535         115,408
Segment asset expenditures .....................            965             953           2,456           2,293

R-NET
Revenue from external customers ................   $     23,226    $     11,621    $     59,832    $     21,393
Intersegment revenue ...........................             --              --              --              --
Interest income ................................              8               5              15               8
Equity in net income of unconsolidated joint
ventures........................................             --              --              --              --
Segment EBITDA loss ............................        (29,429)           (714)        (24,498)         (1,706)
Segment assets .................................          6,608           6,216           6,608           6,216
Segment asset expenditures .....................            287             500             813             601

CPS
Revenue from external customers ................   $     21,011    $     10,580    $     39,666    $     19,300
Intersegment revenue ...........................            533             280             615             499
Interest income ................................             --              --              --              --
Equity in net income of unconsolidated joint
ventures.................................... ...             --              --              --              --
Segment EBITDA profit ..........................            839             519           1,406             837
Segment assets .................................         18,883           7,077          18,883           7,077
Segment asset expenditures .....................            366              70             822             152

ALL OTHER
Revenue from external customers ................   $        130    $        248    $        218    $        647
Intersegment revenue ...........................             --              --              --              --
Interest income ................................             --              --              --              --
Equity in net income of unconsolidated joint
ventures.................................... ...             --              --              --              --
Segment EBITDA profit (loss) ...................           (149)            127            (204)            293
Segment assets .................................            131              --             131              --
Segment asset expenditures .....................             --              --              --              --

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS -- (CONTINUED)

    A reconciliation of the Company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements are as follows (in thousands):


                                                               AS OF AND FOR THE               AS OF AND FOR THE
                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ----------------------------    ----------------------------
                                                              1999            1998            1999            1998
                                                         ------------    ------------    ------------    ------------
NET REVENUES
Total for reportable segments ........................   $    161,402    $    120,989    $    329,553    $    232,030
Other revenue ........................................            130             248             218             647
Elimination of intersegment revenue ..................         (8,735)         (4,064)        (16,020)         (7,815)
                                                         ------------    ------------    ------------    ------------
          Total consolidated revenue .................   $    152,797    $    117,173    $    313,751    $    224,862
                                                         ============    ============    ============    ============

LOSS BEFORE INCOME TAXES AND MINORITY
  INTERESTS
Total EBITDA profit (loss) for reportable segments ...   $    (17,129)   $     14,158    $        164    $     27,152
Other EBITDA profit (loss) ...........................           (149)            127            (204)            293
Goodwill amortization expense ........................         (2,716)         (2,778)         (5,448)         (5,543)
Depreciation and other amortization expense ..........         (2,953)         (2,937)         (5,752)         (5,937)
Interest expense .....................................         (7,524)         (6,083)        (14,083)        (20,258)
All other income (expense), net ......................         (6,768)         (6,313)        (11,799)        (13,246)
                                                         ------------    ------------    ------------    ------------
          Loss before income taxes and
            minority interests .......................   $    (37,239)   $     (3,826)   $    (37,122)   $    (17,539)
                                                         ============    ============    ============    ============

ASSETS
Total assets for reportable segments .................   $    162,026    $    128,701    $    162,026    $    128,701
Other assets .........................................        278,469         284,561         278,469         284,561
                                                         ------------    ------------    ------------    ------------
          Consolidated total assets ..................   $    440,495    $    413,262    $    440,495    $    413,262
                                                         ============    ============    ============    ============


    For each of the years presented, the Company's primary operations and assets were within the United States. The Company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the Company's operations.

    Net revenue from one customer for the Company's reportable segments represented approximately 13% and 5%, respectively, of the Company's total consolidated net revenue for the three months ended June 30, 1999 and 1998, and 17% and 5%, respectively, for the six months ended June 30, 1999 and 1998. Net revenue from the Medicare and Medicaid programs for the Company's Infusion and CPS segments represented approximately 17% and 23%, respectively, of the Company's total consolidated net revenue for the three months ended June 30, 1999 and 1998, and 17% and 23%, respectively, for the six months ending June 30, 1999 and 1998.

    7. SUBSEQUENT EVENTS


    In July 1999, Coram laid off 114 employees in its Whippany, New Jersey, office, who were responsible for managing the Aetna Master Agreement. Costs incurred as a result of these lay offs, and other actions taken to reorganize the R-Net division's Whippany, New Jersey call center operations, will be recognized in the Company's financial statements for the quarterly period ended September 30, 1999.

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

BACKGROUND

    General. The Company is engaged in four principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, pharmacy benefit management and specialty mail-order pharmacy services and centralized management, administrative and clinical support for clinical research trials and medical informatics services. Other services offered by Coram include non-intravenous home health products such as durable medical equipment and respiratory therapy services.

    Business Strategy. The Company's overall business strategy is focused on the basic factors that could lead to profitability: strategic revenue generation programs, cost reduction and control, quality improvement and cash collections. The Company's revenue generation programs include a focus on business relationships where the Company can provide high quality of care while operating profitably. In the Company's alternate site infusion therapy business, the Company is continuing to emphasize marketing efforts aimed at improving its therapy mix, physician relationships and payor relationships. It also has continued the development of its specialty programs aimed at serving patients requiring intravenous nutrition; pre- and post-transplant patients; patients with HIV/AIDS; and patients with chronic disorders such as hemophilia, immune deficiencies and alpha-one antitrypsin deficiency. The R-Net division remains focused on marketing to HMOs, PPOs, at-risk physician groups and other managed care payors desiring to reduce the cost of their health care expenditures through management of the home health services utilized by their members. Meanwhile, the CPS division has focused its marketing efforts on smaller health plans, including companies with self-insured plans, self-funded employer health plans, labor unions, managed care payors and patient populations with specialized needs such as pre- and post-transplant patients, patients with HIV/AIDS and chronic conditions such as diabetes and asthma. The Company is pursuing a plan to expand the reach of the CPS division by developing the capability to accept orders for its specialty mail-order pharmacy services over the Internet, with the site appearing on the Internet prior to the end of 1999 with revenues beginning in 2000. The Clinical Research and Medical Informatics division is directing its marketing efforts toward pharmaceutical and medical device manufacturers that can benefit from the centralized management, data collection and integration services offered by the Company that can provide these manufacturers with the opportunity to complete some of the most challenging aspects of their clinical trials more quickly.

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

    Strategic alternatives currently being considered by the Company include, among others: (i) the evaluation of potential acquisitions in markets that would permit the Company to grow its local or regional business either through one of its principal lines of business; (ii) CPS's upcoming entrance into the E-commerce market which would allow the division to transact business over the Internet; and (iii) the continued investment into and development of services provided by the Clinical Research and Medical Informatics division. There can be no assurance that any growth in its local or regional business or other strategic alternatives will be effected or will be available to the Company on commercially acceptable terms and there can be no assurance that any investment capital will be available to the Company.

FACTORS AFFECTING RECENT OPERATING RESULTS

    Dispute with Aetna U.S. Healthcare, Inc. On June 30, 1999, the Company notified Aetna that effective immediately Coram had terminated the Master Agreement. The Company is now in litigation with Aetna, and the case is presently scheduled for trial in April 2000. See Part II, Item 1. "Legal Proceedings."

    The Company's performance under the Master Agreement during the three and six month periods ended June 30, 1999, resulted in losses under the agreement of approximately $(29.1) million and $(24.0) million, respectively, including costs of services paid and accrued of approximately $37.2 million and $55.4 million, respectively. These figures do not take into account the various claims of Aetna including its leakage claims. Also, due to the uncertainties of litigation in calculating these losses Coram did not include as part of the recognized revenue the amounts previously retained by Aetna for alleged leakage claims and included only the actual capitation payments received as revenue. The costs of service increased during the three months ended June 30, 1999, due to higher than expected utilization rates which had previously been misrepresented by Aetna as alleged in Coram's lawsuit. The Company believes that termination of the Master Agreement was proper based upon non-payments by Aetna and was a necessary step toward improving its operating profit and cash flow. The Company will take a charge in its third quarter financial statements for costs associated with terminating the Master Agreement in an amount yet to be determined due to the uncertainties of litigation.

    For the three and six month periods ended June 30, 1999, revenue related to the Company's performance of the Master Agreement represented approximately 7% and 12%, respectively, of the Company's total revenue. Apart from the Master Agreement, Coram's infusion therapy branches have historically served Aetna enrollees under various agreements, including a national ancillary services agreement executed in April 1998 for home infusion services furnished to Aetna enrollees not covered by the Master Agreement. The aggregate revenue of the Company related to all of its relationships with Aetna for the three and six months ended June 30, 1999 was approximately 13% and 17%, respectively. Although the Company has not received notice from Aetna that it intends to terminate the April 1998 national agreement for infusion services, the CPS division received notice from Aetna that Aetna did not intend to renew its agreement with CPS that was scheduled to expire in accordance with its terms on September 30, 1999.

    The termination of the Master Agreement and related dispute with Aetna may have other negative effects on the Company's Resource Network division and in the Company's Infusion business if, for example, Aetna refuses to pay claims for the services rendered by Coram to Aetna enrollees that are serviced outside the Master Agreement, or if Aetna causes its newly acquired Prudential affiliates to cease doing business with Coram. The Company cannot predict the ultimate impact the dispute with Aetna may have but if the Company does not prevail in its dispute with Aetna, the Company could incur additional substantial losses. Further, the Company anticipates incurring significant legal fees associated with pursuing the litigation related to the dispute with Aetna.

    Other Factors Affecting Recent Operating Results. Other significant factors currently affecting the Company's operating performance and financial condition are as follows:

    (i) restructure of its credit facilities through the repayment of its former senior credit facility in January 1998, the exchange of its former subordinated debt for the issuance of the Series A Notes and the Series B Notes in June 1998 and the establishment of the New Senior Credit Facility in August 1998 and the setting of the conversion price applicable to the Series B Notes contemplated by the April 1999 amendment to the Securities Exchange Agreement offset by the increased interest rate applicable to the Series A Notes also included in such April 1999 amendment;

    (ii) expansion and improved sales efforts in the Company's CPS division;

    (iii) ongoing pricing pressure in the Company's infusion business as a result of an unfavorable shift in payor mix from private indemnity insurers to managed care organizations and other contracted payors, and intense competition among infusion providers. The following table sets forth the approximate percentages of the Company's infusion therapy net revenue from certain categories of payors:

                                                     THREE MONTHS ENDED
                                              ----------------------------------
                                              JUNE 30,    MARCH 31,     JUNE 30,
                                                1999        1999         1998
                                              --------    ---------     --------
Private Indemnity Insurance and Other Non-
    Contracted Payors........................    24%         23%          27%
Managed Care Organizations and Other
    Contracted Payors........................    54%         54%          47%
Medicare and Medicaid Programs...............    22%         23%          26%
                                                ---         ---          ---
        Total................................   100%        100%         100%
                                                ===         ===          ===

    (iv) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the Company, or that have entered into risk-bearing relationships with third-party payors pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by the Company; and

    (v) increased clinical staffing, delivery, on-call, and other volume related costs, as well as, increased costs of certain blood and blood derivative products that are in short supply that have been required by the increasing numbers of patients served by the Company's infusion division and the increasing numbers of patients receiving the therapies that require the products that are in short supply.

RESULTS OF OPERATIONS

CERTAIN QUARTERLY COMPARISONS
Unaudited, in thousands except per share data:


                                                                    THREE MONTHS ENDED
                                                       -----------------------------------------
                                                          JUNE 30,      MARCH 31,       JUNE 30,
                                                           1999           1999           1998
                                                       -----------    -----------    -----------
Net revenue ........................................   $   152,797    $   160,954    $   117,173
Cost of service ....................................       146,846        122,815         87,882
                                                       -----------    -----------    -----------
Gross profit .......................................         5,951         38,139         29,291
Operating expenses:
  Selling, general and administrative expenses .....        28,680         23,829         21,625
  Provision for estimated uncollectible accounts ...         4,452          4,161          3,577
  Amortization of goodwill .........................         2,716          2,732          2,778
  Restructuring costs ..............................            --            950             --
                                                       -----------    -----------    -----------
          Total operating expenses .................        35,848         31,672         27,980
                                                       -----------    -----------    -----------
Operating income (loss) ............................       (29,897)         6,467          1,311
Other income (expenses):
  Interest expense .................................        (7,524)        (6,559)        (6,083)
  Other income, net ................................           182            210            946
                                                       -----------    -----------    -----------
Income (loss) before income taxes and minority
  interests ........................................       (37,239)           118         (3,826)
Income tax expense .................................           175             75            400
Minority interests in net income of consolidated
  joint ventures ...................................           579            428            302
                                                       -----------    -----------    -----------
Net loss ...........................................   $   (37,993)   $      (385)   $    (4,528)
                                                       ===========    ===========    ===========
Loss per common share ..............................   $     (0.77)   $     (0.01)   $     (0.09)
                                                       ===========    ===========    ===========
Loss per common share-- assuming
  dilution .........................................   $     (0.77)   $     (0.01)   $     (0.09)
                                                       ===========    ===========    ===========


   Three Months Ended June 30, 1999 Compared With Three Months Ended March 31, 1999 (unaudited, in millions except per share data):

    Net Revenue. Net revenue decreased $8.3 million or 5.2%, to $152.7 million in the quarter ended June 30, 1999 from $161.0 million in the quarter ended March 31, 1999. The decrease can be attributed to a decrease in sales at the R-Net division of $13.4 million in the current quarter, of which $10.0 million represented adjustments related to amounts that presently are in dispute in the litigation between the Company and Aetna. See Part II. Item 1 -- "Legal Proceedings." The overall decrease in net revenue was partially offset by an increase in sales at the Infusion and CPS divisions of $2.8 million and $2.4 million, respectively, derived from internal sales growth.

    Gross Profit. Gross profit decreased $32.2 million to $5.9 million or a gross margin of 3.9% in the quarter ended June 30, 1999 from $38.1 million or a gross margin of 23.7% in the quarter ended March 31, 1999. The reduction is due primarily to increased cost of service of $18.9 million for greater than anticipated utilization and decreased net revenue of $10.0 million related to the R-Net division and certain costs associated with the Master Agreement, as discussed above. In addition, the infusion business reflected a higher cost of service relating to variable costs that fluctuate with the number of patients served and higher costs of drugs and supplies caused by current market shortages of certain blood products. See "Factors Affecting Recent Operating Results" and
Part II, Item 1. "Legal Proceedings."

    Selling, General and Administrative Expenses. SG&A increased $4.9 million or 20.6% to $28.7 million in the quarter ended June 30, 1999 from $23.8 million in the quarter ended March 31, 1999. Excluding in the first quarter of 1999, a $1.8 million recovery of a note receivable, the increase in SG&A is $3.1 million or 13.0%. See "Factors Affecting Recent Operating Results."

    Operating Income (Loss). The Company had an operating loss of ($29.9) million during the three months ended June 30, 1999 compared to operating income of $6.5 million during the three months ended March 31, 1999. The decline is due primarily to the decrease in net revenue of $8.3 million, coupled with the increases in cost of service of $24.0 million and SG&A costs of $4.9 million, as described above.

    Net Loss. Net loss for the quarter ended June 30, 1999 was ($38.0) million compared to a net loss of ($0.4) million for the quarter ended March 31, 1999. As discussed above, the decline is due primarily to the cost of service increase of $18.9 million and revenue decrease of $10.0 million associated with the Aetna Master Agreement and related dispute, and an increase in SG&A expense of $4.9 million.

   Three Months Ended June, 30 1999 Compared With three Months Ended June 30, 1998 (unaudited; in millions except per share data):

    Net Revenue. Net revenue increased $35.5 million or 30.3%, to $152.7 million in the quarter ended June 30, 1999 from $117.2 million in the quarter ended June 30, 1998. The increase is primarily due to a (i) $9.9 million increase in net revenue from the infusion business primarily due to a 9.0% increase in patient census partially offset by an unfavorable shift in payor mix; (ii) $15.7 million increase in net revenue from the R-Net division primarily relating to the Aetna Master Agreement, and (iii) $10.1 million increase in net revenue from the CPS division resulting from an increased number of patients served, generated by internal sales growth. See "Factors Affecting Recent Operating Results."

    Gross Profit. Gross profit decreased $23.4 million, to $5.9 million or a gross margin of 3.9% in the quarter ended June 30, 1999 from $29.3 million or a gross margin of 25.0% in the quarter ended June 30, 1998. The decrease results primarily from the impact of $18.9 million increased cost of service relating to the Aetna Master Agreement, as described above. See "Factors Affecting Recent Operating Results."

    Selling, General and Administrative Expenses. SG&A increased $7.1 million or 32.9% to $28.7 million in the quarter ended June 30, 1999 from $21.6 million in the quarter ended June 30, 1998. The increase is due primarily to the growth of the R-Net and CPS divisions. See "Factors Affecting Recent Operating Results."

    Interest Expense. Interest expense increased by $1.4 million to $7.5 million in the three months ended June 30, 1999 from $6.1 million during the three months ended June 30, 1998. The increase is attributable to the addition of draws of $22.5 million on the Senior Credit Facility, a $3.8 million increase in the Series A Senior Subordinated Unsecured Notes, and a rate change on the Series A Notes from 9.875% to 11.5% beginning on April 9, 1999.

    Operating Income (Loss). The Company had an operating loss of ($29.9) million during the three months ended June 30, 1999 compared to operating income of $1.3 million during the three months ended June 30, 1998. The decline is due primarily to the decrease in gross profit of $23.4 million and increase in SG&A of $7.1 million, as described above.

    Net Loss. Net loss for the quarter ended June 30, 1999 was ($38.0) million compared to ($4.5) million for the quarter ended June 30, 1998. As discussed above, the decline can be attributed to the decrease in operating income and the increase in interest expense. See "Factors Affecting Recent Operating Results."

   Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998 (unaudited; in millions except per share data):

    Net Revenue. Net revenue increased $88.9 million or 39.6%, to $313.8 million in the six months ended June 30, 1999 from $224.9 million in the six months ended June 30, 1998. The increase is primarily due to a (i) $23.1 million increase in net revenue from the infusion business primarily due to a 10.0% increase in patient census partially offset by an unfavorable shift in payor mix, (ii) $46.2 million increase in net revenue from the R-Net division primarily relating to the Aetna Master Agreement; and (iii) $19.9 million increase in net revenue from the CPS division resulting from an increased number of patients served, generated by internal sales growth. See "Factors Affecting Recent Operating Results."

    Gross Profit. Gross profit decreased $12.4 million to $44.1 million or a gross margin of 14.1% in the six months ended June 30, 1999 from $56.5 million or a gross margin of 25.1% in the six months ended June 30, 1998. The decrease results primarily from the increase in net revenue, discussed above, in the R-Net and CPS divisions, offset by an increase in cost of service associated with the Aetna Master Agreement, variable costs that fluctuate with the number of patients served and higher costs of drugs and supplies caused by current market shortages of certain blood products. See "Factors Affecting Recent Operating Results."

    Selling, General and Administrative Expenses. SG&A increased $9.8 million or 23.0%, to $52.5 million in the six months ended June 30, 1999 from $42.7 million in the six months ended June 30, 1998. The increase is due primarily to the growth of the Infusion business, R-Net division, and the CPS division. Expenses increased primarily from business growth for salary and benefits along with costs associated with additional personnel such as additional rent for office space, telephone, and business insurance expense. See "Factors Affecting Recent Operating Results."

    Operating Income (Loss). The Company had an operating loss of ($23.4) million during the six months ended June 30, 1999 compared to operating income of $1.0 million during the six months ended June 30, 1998. The decrease in operating income is due primarily to the decline in gross profit of $12.4 million, coupled with an increase of $9.8 million in SG&A for the quarter ended June 30, 1999.

    Restructuring Costs. The Company recorded approximately $0.9 million of charges in March 1999 relating to reorganization of the Company's management structure completed during the first quarter of 1999.

    Interest Expense. Interest expense decreased by $6.1 million to $14.1 million in the six months ended June 30, 1999 from $20.2 million during the six months ended June 30, 1998. The decrease is due primarily to a decrease of $10.3 million in interest related to the Rollover Note which was cancelled in connection with the Securities Exchange Agreement and a decrease of $3.2 million in interest relating to the Warrants issued under the Rollover Note, offset by interest related to the Securities Exchange Agreement of $7.1 million. See Note 3 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 1999.

    Net Loss. During the six months ended June 30, 1999, the Company recognized a net loss of ($38.4) million compared to a net loss of ($19.7) million during the six months ended June 30, 1998. As discussed above, the decline can be attributed to the decrease in operating income (loss), partially offset by a decrease in interest expense. See "Factors Affecting Recent Operating Results."

LIQUIDITY AND CAPITAL RESOURCES

    The Company uses cash generated from operations and available credit under the New Senior Credit Facility to fund its working capital requirements and operations. The Company's working capital as of June 30, 1999 was $59.7 million compared to $64.6 million at December 31, 1998, a decrease of $4.9 million. During the six months ended June 30, 1999, the primary increases in current assets related to (i) an increase in cash and cash equivalents of $7.9 million;
(ii) an increase in net accounts receivable of $6.4 million, primarily due to an approximate three day increase in days sales outstanding (DSO) and additional sales volume at the CPS division; and (iii) a decrease in inventory of $4.2 million. The increase in cash and cash equivalents was primarily due to borrowings, net of repayments, on the New Senior Credit Facility. Property and equipment purchases primarily consisted of $2.1 million for computer systems and software and the purchase of durable medical equipment for $1.6 million. Total current liabilities increased in the six months ended June 30, 1999 primarily due to an increase in accounts payable of $19.4 million coupled with a decrease in accrued compensation of $3.3 million. These changes primarily relate to expenses recognized for the R-Net division business with Aetna, through June 30, 1999.

    As of June 30, 1999, the Company did not have any material commitments for capital expenditures.

    Under the terms of the New Senior Credit Facility, the maximum funds available to the Company (defined as the "Revolving Credit Commitment") is an amount equal to the lesser of (a) the Company's borrowing base as calculated pursuant to the agreement or (b) the total revolving credit commitment of $60.0 million. As of June 30, 1999, the Company's Revolving Credit Commitment was $59.1 million. Offset by letter of credit obligations of $17.1 million and revolver borrowings of $22.5 million, the total available credit under the New Senior Credit Facility was $19.5 million as of June 30, 1999. As of August 16, 1999, the Company's Revolving Credit Commitment was $58.7 million. Of that amount, $37.0 million had been drawn against the New Senior Credit Facility, which includes $14.5 million relating to the letters of credit that had been delivered in accordance with the Aetna Master Agreement. In addition, after deducting the other letters of credit obligations totaling $2.5 million, the total available under the facility is $19.2 million as of August 16, 1999. As of June 30, 1999, the Company was not in compliance with certain financial and other covenants set forth in its principal debt agreements. The Company has, however, received waivers from its lenders regarding such noncompliance. There can be no assurance as to whether further covenant violations will occur in future periods and whether any necessary waivers will be forthcoming at that time. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

    The Company has experienced a reduction in liquidity due to the higher than expected costs of service as described above with respect to the Master Agreement and Aetna's draws on letters of credit that increased outstanding debt by $14.5 million. Liquidity will be further reduced if Aetna should fail to use the $14.5 million letter of credit proceeds to satisfy claims of participating providers against Coram for services rendered prior to June 30, 1999 (when Coram terminated the Master Agreement) and Aetna has indicated that at present it does not intend to so utilize the funds from the letters of credit. Although the Company has sought to record a good faith estimate of all service costs related to the Master Agreement, due to the uncertainties of litigation, there can be no assurance that the exact amount and nature of all such costs can be presently identified. If Aetna does not use the letter of credit proceeds to satisfy the claims of participating providers for services rendered prior to June 30, 1999 or if additional liabilities should arise related to the Master Agreement, the Company may need to seek additional or alternative sources of liquidity. The Company is continuing to assess the impact of the Master Agreement at the same time it is reviewing its business plan and formulating revised plans for operations and cash flow without the Master Agreement and is under discussions with its current lenders for a possible restructuring of its principal debt agreements. The Company also continues to have discussions with other commercial and investment banks and private equity sources regarding other sources of capital for refinancing its debt to address its liquidity needs. The Company may also consider strategic alternatives to provide any needed liquidity. There can be no assurance that the Company will be able to obtain any needed liquidity on commercially acceptable terms.

    Year 2000 Issues. The Company believes the most significant risk with the Year 2000 problem is the effect such issues may have on third party payors, such as Medicare. While all of the effects of such noncompliance have not been identified by the Company, any failure of these third party payors to resolve Year 2000 problems in a timely manner could impact the Company's capital availability due to a slow down in the payment of accounts receivable associated with these payors. While the Company has not incurred any payment issues to date which management can directly attribute to the Year 2000 problem at any specific payor, no assurance can be made that payment issues will not occur. Such an impact could have a material adverse effect on the Company's ability to generate cash from operations and require the Company to use available capital from the New Senior Credit Facility. Significant delays in collecting accounts receivable due to Year 2000 problems experienced by third party payors could reduce the capital available to the Company by reducing the borrowing base under the terms of the New Senior Credit Facility. In addition, such payment delays due to the Year 2000 problem could impact the Company's ability to meet its debt obligations.

    Restructure Costs. Of the $3.2 million of remaining accrued restructure costs, the Company estimates that the future cash expenditures will be made in the following periods: 35% through June 30, 2000, 16% through June 30, 2001, 17% through June 30, 2002, and 32% through June 30, 2003, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of June 30, 1999 to meet future expenditures related to the plans. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

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

    Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of material disruption to its business. The Company has completed the majority of activity related to the modification, upgrade or replacement of all major systems that have been identified as adversely affected by Year 2000. To date, all work has been completed, fully tested and systems for asset tracking, general accounting, payroll, branch operations including admissions, pharmacy management, billing, collections and inventory are fully operational and in compliance. Systems for our Resource Network Group are compliant for billing and collections. Systems that support our Coram Prescription Services division for both the pharmacy benefit management and mail order pharmacy systems have been completed. Systems that support our Home Medical Equipment locations have been upgraded and are also in operation. Current plans call for the Company to complete final systems remediation by September 30, 1999. These areas of remediation include the upgrade of the Resource Network claims adjudication system, final deployment of our inventory management system, minor turnkey software upgrades to our data communications hardware and upgrade or replacement of personal computer equipment that does not support Year 2000 calculations.

    Suppliers. At the end of 1998, the company formally communicated with its major suppliers to identify any potential adverse situations. During the first six months of 1999, we have reviewed these responses and worked to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these suppliers by September 30, 1999, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

    Third Party Payors. Management believes that the most significant risk to the Company for the Year 2000 Problem is the effect such issues may have on third party payors, such as Medicare. News reports have indicated that various agencies of the federal government are having difficulty becoming Year 2000 compliant before the Year 2000. The Company has not yet undertaken quantification of the effects of such noncompliance or to determine whether such quantification is even possible. The Company has communicated with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third party payors to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

    Remediation Costs. The Company is using internal and external resources to reprogram or replace, test and implement the software and equipment modifications required under this project. The total cost of the Year 2000 remediation project is estimated at $0.8 million and is being funded through operating cash flows. As of the six months ended June 30, 1999, the Company has incurred approximately $0.6 million related to this remediation process. Of these costs, $0.4 million has been expensed and $0.2 million was capitalized as new equipment or software. Of the remaining estimated remediation costs of $0.2 million, expenses are estimated to be $0.1 million with capitalized equipment and software at $0.1 million. This estimate is being monitored and will be revised in future public filings by the Company as additional information becomes available.

    Contingency Plans. The Company's focus in the area of contingency plans is primarily on the development of plans to ensure the continuation of patient care in the event of system failures related to Year 2000 that are beyond our control. The types of contingency's for which plans are being developed include: local telephone system failures, local power grid failures and inadequacy/unavailability of medical supplies. In addition, although the Company anticipates that remediation of its internal systems will be complete by September 30, 1999, contingency plans are also being developed to ensure appropriate personnel are immediately available to address any situation in the event of an unanticipated failure.

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

FUTURE HEALTH CARE PROPOSALS AND LEGISLATION

    In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are various insurance market reforms, forms of price control, including competitive bidding by market, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. Most recently, on August 5, 1997, President Clinton signed into law the Budget Reconciliation Act of 1997, which provides for reductions in Medicare and Medicaid of over $115 billion and $13 billion, respectively, over five years. The Health Care Financing Administration ("HCFA") recently proposed a rule that purports to change reimbursement rates for parenteral and enteral nutrients, equipment and supplies ("PEN"). The preamble to the proposed rule states that it is intended to be budget neutral in its first year of application, but would change reimbursement rates to the lesser of the applicable rates paid in 1995 or 1998 (adjusted for inflation). The PEN therapies represent the primary therapies that the infusion therapy division received reimbursement for from the Medicare program. The impact of any reductions on the health care industry in general and the Company specifically cannot be determined at this time. Further, the Company cannot predict whether any of the above proposals, proposed rules or any other proposals will be adopted. No assurance can be given that the implementation of the Budget Reconciliation Act or any other reforms will not have a material adverse effect on the business of the Company.

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

    As of June 30, 1999, the Company had outstanding debt of $269.0 million of which $157.6 million matures in May 2001 bears interest at 11.5% per annum and $87.9 million matures in April 2008 and bears interest at the rate of 8.0% per annum. On July 15, 1999, Series A and Series B Notes totaling approximately $4.5 million and $1.8 million, respectively were issued in lieu of a cash payment of interest due through such date. The Company also has a New Senior Credit Facility providing for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The New Senior Credit Facility matures in February 2001 and bears an interest rate of prime plus 1.5%, which was 9.5% as of August 13, 1999. As of August 16, 1999, the principal amount outstanding under the New Senior Credit Facility was approximately $37.0 million. Because substantially all of the interest on the Company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the Company, if any. The Company does not hedge against interest rate changes.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On November 21, 1995, a suit captioned William Hall and Barbara Lisser v. Coram Healthcare Corporation, James W. Sweeney, Patrick Fortune, and Sam Leno, No 1:95-CV-2994(WHB) was filed in the United States District Court for the Northern District of Georgia on behalf of a purported class of plaintiffs who were entitled to receive warrants pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation. Plaintiffs filed an Amended Class Action Complaint on February 28, 1996, in which they allege that the Defendants made false and misleading statements that caused a fraud on the market and artificially inflated the price of the Company's stock during the period from August 1994 through August 1995. Such Complaint alleges violations of Section 10(b) of the Securities Act of 1934, and Rule 10b-5 promulgated thereunder, against all of the Defendants. The Complaint also alleges controlling person liability against the individual defendants under Section 20(a) of the Securities and Exchange Act, and further alleges fraud by all of the Defendants under Georgia law. Finally, Plaintiffs allege a breach of the covenant of good faith and fair dealing by all Defendants. Plaintiffs seek compensatory damages reflecting the difference in value between the warrants as issued pursuant to the settlement of In re T2 Medical, Inc. Shareholder Litigation with the trading price of the Company's common stock at its actual price and the same number of warrants at the same exercise price with the Company's stock trading at its alleged true value. The Defendants filed a Motion to dismiss the Amended Class Action Complaint on March 13, 1996. The Court granted the Company's Motion to Dismiss the Complaint on February 12, 1997. The Plaintiffs appealed the dismissal to the Eleventh Circuit Court of Appeals which affirmed the dismissal on October 15, 1998. The Plaintiffs filed a petition with the United States Supreme Court on March 15, 1999 for a writ of certiorari and the Company responded to the petition. On May 19, 1999, the Supreme Court entered an order denying the Plaintiffs' petition for certiorari, ending the matter.

    In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the Company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the Company. The Company has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. The Company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss, which affect the prior year's tax liability. On May 14, 1999, the Company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The Company is contesting the notice of deficiency through administrative proceedings and litigation and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. Due to the uncertainty of final resolution, the Company's financial statements include a reserve for these potential liabilities. No assurance can be given that the Company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the Company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the Company could be materially adversely affected. See Item-2. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors --- Certain Legal Proceedings," and Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements.

    On June 30, 1999, the Company filed a complaint (the "Coram Complaint") against Aetna U.S. Healthcare, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3330). The Coram Complaint sets forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties, effective May 1, 1998 for ancillary network management services through Coram's Resource Network Division ("R-Net"). Coram provided its notice of termination of the Master Agreement effective June 30, 1999. Under the arrangement, that was expected to last for five-years, Coram managed and provided home health care services for over 2,000,000 Aetna enrollees in eight states for a stated monthly fee per enrollee. Coram began serving Aetna enrollees under the Master Agreement on approximately July 1, 1998.

    As stated in the Coram Complaint, Aetna wrongfully induced Coram to enter into and continue performing under the Master Agreement by, among other things, misrepresenting and understating utilization of home health care services, which utilization has been substantially higher than Aetna represented at the commencement of the Master Agreement. As also stated in the Coram Complaint, Aetna has breached the Master Agreement in several respects, including its failure to pay amounts due under the Master Agreement totaling in excess of $10.0 million. Furthermore, Aetna's misrepresentations induced Coram to expend additional amounts for the infrastructure necessary to perform its duties under the Master Agreement. In the lawsuit, Coram is seeking compensatory and punitive damages in excess of $50.0 million.

    On June 30, 1999, the Company received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania (Case No. 99-11025). The Aetna Complaint seeks equitable and declaratory relief to compel the Company to perform under the Agreement, including the payment of compensation to the healthcare providers that have rendered and continue to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputes the Company's right to terminate the Agreement. On approximately July 1, 1999, Coram removed the Aetna Complaint to federal court. Then, Aetna filed a motion to remand seeking to have the case transferred back to state court. Aetna subsequently withdrew its remand motion, such that the Aetna Complaint is also pending in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3378).

    On July 20, 1999, Aetna filed a counterclaim against Coram in the federal court lawsuit brought by Coram (Civil Action No. 99-CV-3330) and a motion to dismiss the claims of Coram for fraud, misrepresentation and rescission of the Master Agreement (Coram has filed an opposition to the motion to dismiss.). In its counterclaim, Aetna has sued Coram for, among other things, breach of the Master Agreement and fraudulent misrepresentation, contending Coram never intended to perform the Master Agreement, defamation, interference with providers and for interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement. Aetna seeks in excess of $100 million in the lawsuit, plus punitive damages.

    Pursuant to an agreed upon order dated July 23, 1999, Coram is transitioning back to Aetna, in an orderly fashion, the management of home health care services under the Master Agreement. Coram has learned that Aetna has agreed to pay network providers for properly authorized home health care services rendered after July 23, 1999 while reserving its rights to pursue Coram for the cost of such services as part of its complaint and counterclaim against Coram. The Company's R-Net division is continuing to process claims submitted by members of its provider network for services rendered through June 30, 1999.

    The Company intends to pursue its claims against Aetna vigorously and to put forth a vigorous defense against all of the claims brought by Aetna against Coram and the other Coram parties. Due to the uncertainties inherent in litigation, the ultimate disposition of the Aetna litigation described in the preceding paragraphs cannot presently be determined and no provision has been recorded in the Company's Consolidated Financial Statements for any recovery or loss that may result upon resolution of the Aetna litigation described above. An adverse outcome in such litigation could have a material adverse effect on the financial position, results of operations and liquidity of the Company.

    On July 7, 1997, the Company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Supreme Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the Company against Caremark International, Inc. and Caremark, Inc. (collectively, "Caremark"), Caremark assigned and transferred to the Company all of Caremark's claims and causes of action against PricewaterhouseCoopers LLP, Caremark's auditors. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the Company. The case was dismissed from the court in California because of inconvenience to witnesses with a right to re-file in Illinois. The Company re-filed the lawsuit in state court in Illinois. PricewaterhouseCoopers LLP filed a motion to dismiss the Company's lawsuit in the state court in Illinois on several grounds, but their motion was denied on March 15, 1999. In May, 1999, PricewaterhouseCoopers LLP filed another motion to dismiss and the Company has submitted an opposition. The hearing on the motion is set for October 29, 1999. The lawsuit has progressed into the discovery stage. There can be no assurance of any recovery from PricewaterhouseCoopers LLP. See Note 3 and Note 12 to the Company's 1998 10K/A.

    The Company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the Company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    A discussion of certain matters of non-compliance with certain covenants contained in the Company's principal debt agreements and the waivers received relating to such matters is set forth in Note 3 to the Company's Unaudited Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION


    In July 1999, Coram laid off 114 employees in its Whippany, New Jersey, office, who were responsible for managing the Aetna Master Agreement. Costs incurred as a result of these lay offs and other actions taken to reorganize the R-Net division's Whippany, New Jersey call center operations will be recognized in the Company's financial statements for the quarterly period ended September 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits
                       EXHIBIT
                       NUMBER             DESCRIPTION
                         27        -- Financial Data Schedule

    (B) Reports on Form 8-K.

    On July 12, 1999, the Company filed a report on Form 8-K announcing the complaint against Aetna U.S. Healthcare, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3330) regarding claims set forth against Aetna for fraud, misrepresentation, breach of contract and rescission.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORAM HEALTHCARE CORPORATION

                                            By: /s/ WENDY L. SIMPSON
                                               ---------------------------------
                                                    Wendy L. Simpson
                                                Executive Vice President and
                                                 Chief Financial Officer

August 16, 1999

                                  EXHIBIT INDEX


 EXHIBIT
 NUMBER      DESCRIPTION
 ------      -----------
  27    --   Financial Data Schedule
