Form 10-Q
period 1999-09-30
CORAM HEALTHCARE CORP
filed 1999-11-15
CIK 924174

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 10, 1999, was 49,597,376.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $   8,466      $      53
  Cash limited as to use....................................          544          1,557
  Accounts receivable, net of allowance of $21,377 and
     $18,128................................................      126,232        113,697
  Inventories...............................................       18,973         27,203
  Deferred income taxes, net................................          290            705
  Other current assets......................................        6,094          4,963
                                                                ---------      ---------
          Total current assets..............................      160,599        148,178
Property and equipment, net.................................       25,373         26,563
Deferred income taxes, net..................................        2,287          4,365
Other assets................................................       17,394         17,574
Other deferred costs........................................        3,155          5,243
Goodwill, net of accumulated amortization of $75,401 and
  $67,247...................................................      227,868        235,696
                                                                ---------      ---------
          Total assets......................................    $ 436,676      $ 437,619
                                                                =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  55,628      $  52,930
  Accrued compensation......................................       11,163         11,205
  Interest payable..........................................        5,707          4,671
  Current maturities of long-term debt......................          414            260
  Income taxes payable......................................          472            300
  Deferred income taxes.....................................          300          1,060
  Reserve for litigation....................................        1,420          2,987
  Accrued merger and restructuring..........................        6,673          3,935
  Other current liabilities.................................        8,699          6,271
                                                                ---------      ---------
          Total current liabilities.........................       90,476         83,619
Long-term debt..............................................      289,265        242,162
Minority interest in consolidated joint ventures............        1,427          2,024
Other liabilities...........................................       13,674         12,947
Deferred income taxes.......................................        2,277          4,010
Commitments and contingencies...............................           --             --
                                                                ---------      ---------
          Total liabilities.................................      397,119        344,762
Stockholders' equity:
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued....................................           --             --
  Common stock, par value $.001, authorized 100,000 shares,
     issued and outstanding 49,598 at September 30, 1999 and
     49,201 at December 31, 1998............................           50             49
  Additional paid-in capital................................      427,377        427,133
  Accumulated deficit.......................................     (387,870)      (334,325)
                                                                ---------      ---------
          Total stockholders' equity........................       39,557         92,857
                                                                ---------      ---------
          Total liabilities and stockholders' equity........    $ 436,676      $ 437,619
                                                                =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
Net revenue........................................  $143,232   $143,607   $456,983   $368,469
Cost of service....................................   110,299    108,317    379,960    275,402
                                                     --------   --------   --------   --------
Gross profit.......................................    32,933     35,290     77,023     93,067
Operating expenses:
  Selling, general and administrative expenses.....    28,290     25,030     80,799     69,025
  Provision for estimated uncollectible accounts...     4,168      3,897     12,781     11,140
  Amortization of goodwill.........................     2,711      2,794      8,159      8,337
  Restructuring costs..............................     5,100         --      6,050         --
                                                     --------   --------   --------   --------
          Total operating expenses.................    40,269     31,721    107,789     88,502
                                                     --------   --------   --------   --------
Operating income (loss)............................    (7,336)     3,569    (30,766)     4,565
Other income (expenses):
  Interest expense.................................    (8,110)    (6,114)   (22,193)   (26,372)
  Other income, net................................       580        407        971      2,130
                                                     --------   --------   --------   --------
Loss before income taxes and minority interests....   (14,866)    (2,138)   (51,988)   (19,677)
Income tax expense.................................       125        450        375      1,850
Minority interests in net income of consolidated
  joint ventures...................................       176        261      1,182        974
                                                     --------   --------   --------   --------
Net loss...........................................  $(15,167)  $ (2,849)  $(53,545)  $(22,501)
                                                     ========   ========   ========   ========
Loss per common share..............................  $  (0.30)  $  (0.06)  $  (1.08)  $  (0.46)
                                                     ========   ========   ========   ========
Loss per common share -- assuming dilution.........  $  (0.30)  $  (0.06)  $  (1.08)  $  (0.46)
                                                     ========   ========   ========   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net cash used in operating activities.......................  $(21,259)  $ (8,876)
Cash flows from investing activities:
  Purchases of property and equipment.......................    (6,782)    (7,576)
  Other.....................................................      (481)    (3,084)
                                                              --------   --------
     Net cash used in investing activities..................    (7,263)   (10,660)
Cash flows from financing activities:
  Borrowings on line of credit..............................    43,000     17,250
  Repayment of debt.........................................    (6,065)   (94,380)
  Proceeds on issuance of promissory notes..................        --      6,000
  Consideration for warrant cancellation....................        --     (4,300)
  Other.....................................................        --       (846)
                                                              --------   --------
     Net cash provided by (used in) financing activities....    36,935    (76,276)
                                                              --------   --------
       Net increase (decrease) in cash and cash
        equivalents.........................................  $  8,413   $(95,812)
                                                              ========   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "Company") are engaged in four principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, pharmacy benefit management and specialty mail-order pharmacy services and centralized management, administrative and clinical support for clinical research trials, and medical informatics services. Other services offered by Coram include non-intravenous home health products such as durable medical equipment and respiratory therapy services. See Note 4 and Note 7 to the Unaudited Condensed Consolidated Financial Statements.

     Coram delivers its alternate site infusion therapy services through approximately 88 branch offices located in 43 states and Ontario, Canada. Infusion therapy involves the intravenous administration of anti-infective therapy, intravenous immunoglobulin ("IVIG"), chemotherapy, pain management, nutrition and other therapies.

     For all periods presented, the Company provided ancillary network management services through its Resource Network division ("R-Net"), which managed networks of home health care providers on behalf of health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. See Note 4 and Note 7 to the Unaudited Condensed Consolidated Financial Statements.

     The Company delivers pharmacy benefit management and specialty pharmacy services through its Coram Prescription Services division ("CPS"). The division provides services through a centralized mail order pharmacy and service center in Orlando, Florida; five regional mail order pharmacies in Plainview, New York; Omaha, Nebraska; Las Vegas, Nevada; Hayward, California; Houston, Texas and one retail pharmacy in Baltimore, Maryland. The pharmacy benefit management service provides on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty pharmacy services provide centralized distribution, adherence programs, patient education, and clinical support to patients with high cost, high risk conditions. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: "Business Strategy".

     Through its Clinical Trials and Informatics division ("CTI Network, Inc."), the Company provides centralized management and support for clinical research trials. This division also offers data collection and integration services as well as pharmaceconomic outcomes and utilization analyses.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 and subsequent filings on Forms 10-Q and 8-K filed with the Commission in 1999.

     Provision for Estimated Uncollectible Accounts. Management believes the net carrying amount of accounts receivable is fairly stated and that the Company has made adequate provision for uncollectible

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

accounts based on all information available. However, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past.

     Loss per Share. In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, Earnings per Share ("Statement 128"). In accordance with Statement 128, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 1999 and 1998:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                1999      1998       1999       1998
                                              --------   -------   --------   --------
Numerator for basic and diluted loss per
share.......................................  $(15,167)  $(2,849)  $(53,545)  $(22,501)
                                              ========   =======   ========   ========
Weighted average shares -- denominator for
  basic earnings per share..................    49,550    48,888     49,483     48,731
Effect of other dilutive securities:
  Stock options.............................        --        --         --         --
  Warrants..................................        --        --         --         --
                                              --------   -------   --------   --------
Denominator for diluted earnings per share--
  adjusted weighted average shares and
  assumed conversion........................    49,550    48,888     49,483     48,731
                                              ========   =======   ========   ========
Loss per common share.......................  $  (0.30)  $ (0.06)  $  (1.08)  $  (0.46)
                                              ========   =======   ========   ========
Loss per common share -- assuming
  dilution..................................  $  (0.30)  $ (0.06)  $  (1.08)  $  (0.46)
                                              ========   =======   ========   ========

     Diluted loss per share computations do not give effect to stock options or warrants to purchase common stock as their effect would have been anti-dilutive.

     Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was effective for fiscal years beginning after June 15, 1999. The FASB issued, in June 1999, the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133. ("Statement 137"), which amends Statement 133. Statement 137 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the Company had not entered into any derivative and hedging transactions, and as such, the Company does not believe that adoption of the new requirement will have an effect on the Company's future financial position or operating results.

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

2. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of September 30,

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

1999, the Company may be required to pay a minimum of approximately $2.0 million, subject to increase based, in certain cases, on the Company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the Company's stock. These minimum contingent obligations have been recorded as additional goodwill. Subject to certain elections by the Company or the sellers, a maximum of approximately $1.1 million of these contingent obligations, subject to increase, may be paid in cash with the remaining to be paid in common stock of the Company. If these contingent payments exceed the minimum contingent amounts, they will be recorded as additional goodwill in the period in which the payment becomes probable. Payments during the three months ended September 30, 1999 and 1998 totaled $0.1 million each period.

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

     Under the Caremark Business Consolidation plan, the Company has made total payments, disposals and reversals as follows (in thousands):

                                                                                       BALANCE AT
                                         THROUGH SEPTEMBER 30, 1999                SEPTEMBER 30, 1999
                               -----------------------------------------------   ----------------------
                                   CASH       NON-CASH             RESTRUCTURE   FUTURE CASH     TOTAL
                               EXPENDITURES   CHARGES     TOTAL     REVERSAL     EXPENDITURES   CHARGES
                               ------------   --------   -------   -----------   ------------   -------
Caremark Business
  Consolidation Plan:
  Personnel Reduction
     Costs...................    $11,300       $   --    $11,300      $ --          $   --      $11,300
  Facility Reduction Costs...      9,547        3,900     13,447       714           2,539       16,700
                                 -------       ------    -------      ----          ------      -------
          Total Restructuring
            Costs............    $20,847       $3,900    $24,747      $714          $2,539      $28,000
                                 =======       ======    =======      ====          ======      =======

     During January 1999, the Company adopted a restructuring plan, which was initiated in the first quarter of 1999. The plan resulted in an organizational restructure in which $0.9 million of expense was recognized for severance costs.

     During July 1999, the Company adopted a restructuring plan associated with the reorganization of the R-Net division's Whippany, New Jersey call center operations which was responsible for managing the Aetna Master Agreement. The plan which was initiated in the third quarter of 1999, and was described in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 as a subsequent event. The plan resulted in a charge of $5.1 million during the quarter and consisted of $0.8 million for severance, $3.4 million for facility costs, and $0.9 million for impairment of assets. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     The balance in the "Accrued Merger and Restructuring" liability at September 30, 1999 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $2.5 million, the January 1999 restructure plan of $0.1 million, the R-Net restructure plan of $3.9 million and other accruals of $0.2 million.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The Company estimates that the future cash expenditures related to the Caremark Business Consolidation Plan, the 1999 restructure plan from the first quarter of 1999, and the third quarter restructuring associated with the R-Net Whippany, New Jersey call center operations will be made in the following periods: 36% through September 30, 2000, 17% through September 30, 2001, 17% through September 30, 2002, and 30% through September 30, 2003, and thereafter.

3. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Series A Senior Subordinated Unsecured Notes................    $162,162        $153,785
Series B Senior Subordinated Convertible Notes..............      89,681          87,922
New Senior Credit Facility..................................      37,000              --
Other obligations, including capital leases, at interest
  rates ranging from 6% to 16%, collateralized by certain
  property and equipment....................................         836             715
                                                                --------        --------
                                                                 289,679         242,422
Less current scheduled maturities...........................        (414)           (260)
                                                                --------        --------
                                                                $289,265        $242,162
                                                                ========        ========

     As of September 30, 1999, the Company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement"), dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a new senior credit facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation, as Agent, dated as of August 20, 1998 (the "New Senior Credit Facility"). Under the outstanding credit and debt agreements, the Company is precluded from paying cash dividends during the term of the debt agreement.

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

     On April 9, 1999, the Company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes is convertible into shares of the Company's common stock, par value $.001 per share (the "Common Stock"), at a price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into Common Stock at a price of $3.00, which price was subject to downward (but not upward) adjustment based on prevailing market prices for the Common Stock on each of April 13, 1999 and October 13, 1999. Based on

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

reported closing prices for trading in the Common Stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the Company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum. The Securities Exchange Agreement pursuant to which the Series A Notes and the Series B Notes were issued contains certain other customary covenants and events of default. At September 30, 1999, the Company was in compliance with all of these covenants, other than covenants relating to certain relationships its Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. subsidiaries have with certain parties that were contracted to provide services pursuant to the Master Agreement, effective May 1, 1998, (the "Master Agreement") with Aetna U.S. Healthcare, Inc. ("Aetna USHC" or "Aetna") and to certain covenants relating to the capitalization of certain subsidiaries. The Company has, however, received waivers from its lenders regarding such noncompliance. In addition, the filing of the voluntary chapter 11 bankruptcy petitions by Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. could have caused defaults under the Exchange Agreement had such defaults not been waived. In connection with such waivers and the waivers provided for certain matters of non-compliance with certain covenants set forth in the New Senior Credit Facility (as described below), the Company and the Holders have reached a preliminary understanding pursuant to which the Holders would agree that no interest on the Series A and Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. Furthermore, certain proceeds from the sale of any Company asset outside of the ordinary course of business would be applied to a partial redemption of the Series A and the Series B Notes at par in such amounts as the Holders designate, provided that such application of the proceeds derived from such sale is waived by the lenders under the New Senior Credit Facility. The precise terms of such understanding have not been finalized and there can be no assurance that such understanding will be finalized under such terms or any similar terms. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers will be forthcoming at that time. See Note 4 to the Company's Unaudited Condensed Consolidated Financial Statements. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     Series A Notes. The Series A Notes mature in May 2001 and bore interest at an initial rate of 9.875% per annum payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the Company. Pursuant to the Note Amendment, the parties increased the interest rate applicable to the Series A Notes to 11.5% per annum. The Holders can require the Company to pay interest in cash if the Company exceeds a certain interest coverage ratio. During the quarter ended September 30, 1999, interest expense on the Series A Notes was approximately $4.6 million. On October 15, 1999, additional Series A Notes totaling approximately $4.7 million were issued in lieu of a cash payment of interest due through such date.

     As described above, no interest will be due on the outstanding balance under the Series A Notes for the period from November 15, 1999 through the earlier of (i) resolution of the litigation with Aetna or (ii) May 15, 2000. Following the expiration of such period of time, the interest rate applicable to the Series A Notes shall return to the prior rate, 11.5% per annum.

     Series B Notes. The Series B Notes mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the Company. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes are convertible into shares of the Company's Common Stock at a price of $2.00 per share subject to customary anti-dilution adjustments including adjustments for sale of common stock other than pursuant to existing obligations or employee benefit plans at a price below the conversion price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes. During the quarter ended September 30, 1999, interest expense on the Series B Notes was approximately $1.8 million. On October 15,

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

1999, additional Series B Notes totaling approximately $1.8 million were issued in lieu of a cash payment of interest due through such date.

     As described above, no interest will be due on the outstanding balance under the Series B Notes for the period from November 15, 1999 through the earlier of (i) resolution of the litigation with Aetna or (ii) May 15, 2000. Following the expiration of such period of time, the interest rate applicable to the Series B Notes shall return to the prior rate, 8.0% per annum.

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

     Exchange; New Senior Credit Facility. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the Company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998, the Company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the Company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes agreed to extend the Company up to $60.0 million of senior secured debt (the "New Senior Credit Facility"), subject to the completion of definitive agreements on or prior to September 30, 1998. On August 20, 1998, the Company entered into a definitive agreement for the New Senior Credit Facility providing for the availability of the $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The New Senior Credit Facility matures February 26, 2001 and bears an interest rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 9.75% at September 30, 1999. The New Senior Credit Facility is secured by the capital stock of the Company's subsidiaries, as well as the accounts receivable and certain other assets held by the Company and its subsidiaries. Under the New Senior Credit Facility, among other nominal fees, the Company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. During the quarter ended September 30, 1999, interest and related fees on the New Senior Credit Facility were approximately $1.1 million. In addition, the terms of the New Senior Credit Facility provide for the issuance of warrants to purchase up to 1.9 million shares of common stock of the Company at $0.01 per share, subject to customary adjustments (the "1998 Warrants"). The 1998 Warrants were valued at their fair value at the date of issuance, and were accounted for as deferred costs to be amortized over the life of the New Senior Credit Facility. The Company charged $0.4 million to interest expense during the quarter ended September 30, 1999 related to the 1998 Warrants. The terms of the New Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of September 30, 1999, the Holders had issued letters of credit totaling approximately $2.5 million thereby reducing the Company's availability under the New Senior Credit Facility by that amount. The terms of the New Senior Credit Facility also provide for a fee of 1.0% per annum on the outstanding letter of credit obligations, due in arrears on the first business day of each month. The terms of the New Senior Credit Facility also provide for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

under which such letters of credit are issued. As of September 30, 1999, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The New Senior Credit Facility contains certain other customary covenants and events of default. At September 30, 1999, the Company was not in compliance with all of these covenants. In connection with the understanding regarding the waivers and interest concession described above applicable to the Securities Exchange Agreement and the Series A and Series B Notes, the Company received waivers from its lenders regarding such non-compliance for the period ended September 30, 1999 and waivers of non-compliance with such covenants for the period ending December 31, 1999. There can be no assurance as to whether further covenant violations will occur in periods ending after December 31, 1999 and whether necessary waivers will be forthcoming at that time.

     At October 15, 1999, the New Senior Credit Facility had an available borrowing base of $60.0 million, of which, $37.0 million had been drawn, including $14.5 million relating to the letters of credit that had been delivered in accordance with the Master Agreement with Aetna. In addition, after deducting from the borrowing base the other letters of credit obligations totaling $2.5 million, the total available under the facility is $20.5 million as of November 15, 1999.

4. LITIGATION AND CONTINGENCIES

     Litigation. As described more fully in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, the Company is involved in a dispute with the Internal Revenue Service ("IRS") regarding certain substantial adjustments proposed by the IRS to the prior tax liabilities of the Company. On May 14, 1999, the Company received a statutory notice of deficiency, and the alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The Company is contesting the notice of deficiency through administrative proceedings and litigation and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. On August 11, 1999, the Company filed a petition with the United States Tax Court contesting the notice of defiency. On October 4, 1999, the IRS responded to the petition and requested the petition be denied. Due to the uncertainty of final resolution, the Company's financial statements include a reserve for these potential liabilities. No assurance can be given that the Company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the Company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the Company could be materially adversely affected. See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements.

     As described more fully in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, the Company is suing Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) for damages in excess of $165.0 million regarding certain claims and causes of action of Caremark International, Inc. and Caremark, Inc. (collectively, "Caremark") against Price Waterhouse LLP, Caremark's auditors. These claims and causes of action were assigned to the Company as part of the settlement that resolved a case filed by the Company against Caremark. The case is now pending in state court in Illinois. PricewaterhouseCoopers LLP filed a motion to dismiss the Company's lawsuit on several grounds, but their motion was denied on March 15, 1999. In May, 1999, PricewaterhouseCoopers LLP filed another motion to dismiss. A hearing on the motion occurred on October 29, 1999, but the Court declined to rule and scheduled another hearing on the motion for January 28, 2000. The lawsuit has otherwise progressed into the discovery stage. There can be no assurance of any recovery from PricewaterhouseCoopers LLP.

     As described more fully in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, the Company is involved in a lawsuit with Aetna U.S. Healthcare, Inc. ("Aetna"). The Company filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

District of Pennsylvania (Civil Action No. 99-CV-3330) on June 30, 1999. The Coram Complaint sets forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through Coram's Resource Network Division ("R-Net"). Coram provided its notice of termination of the Master Agreement effective June 30, 1999. Under the arrangement, that was expected to last for five years, Coram managed and provided home health care services for over 2,000,000 Aetna enrollees in eight states for a stated monthly fee per enrollee. Coram began serving Aetna enrollees under the Master Agreement on approximately July 1, 1998. On June 30, 1999, the Company received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania (Case No. 99-11025). The Aetna Complaint seeks equitable and declaratory relief to compel the Company to perform under the Agreement, including the payment of compensation to the healthcare providers that have rendered and continue to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputes the Company's right to terminate the Agreement. Coram removed the Aetna Complaint to federal court, and the Aetna Complaint is also pending in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3378).

     On July 20, 1999, Aetna filed a counterclaim against Coram in the federal court lawsuit brought by Coram (Civil Action No. 99-CV-3330) and a motion to dismiss the claims of Coram for fraud, misrepresentation and rescission of the Master Agreement (Coram has filed an opposition to the motion to dismiss.). In its counterclaim, Aetna has sued Coram for, among other things, breach of the Master Agreement and fraudulent misrepresentation, contending Coram never intended to perform the Master Agreement, defamation, interference with contractual relations with providers and for interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement. Aetna seeks in excess of $100.0 million in the lawsuit, plus punitive damages.

     Various motions have been filed by the parties and others in the lawsuit, including the motion to dismiss filed by Aetna referenced above, a motion by Aetna for sanctions and other relief under Rule 11 of the Federal Rules of Civil Procedure, a motion by Aetna for an equitable accounting and constructive trust on the assets of Coram and a motion to intervene filed by approximately eight entities that were providers in the network of providers assembled by the R-Net in connection with the Master Agreement. Coram has opposed all motions filed by Aetna. To date, the Court has denied Aetna's Rule 11 motion and the providers' motion to intervene. In addition, the Court issued a scheduling order that contemplates a trial in April 2000.

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

     On August 19, 1999, a small group of providers filed an involuntary chapter 11 proceeding against Coram Resource Network, Inc. (the "Resource Network"), the principal Company subsidiary that operates the R-Net division. On November 12, the Resource Network and Coram Independent Practice Association, Inc. ("CIPA"), the other Company subsidiary involved in the operation of the R-Net division, filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware under chapter 11 of the United States Bankruptcy Code. Due to the uncertainty of proceedings in the bankruptcy court, the Company cannot predict what impact such proceedings may have on Coram or its financial position, results of operations or liquidity.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Apria and one of its affiliates (collectively "Apria") have also filed suit against the Company, the Resource Network and CIPA in the Superior Court of Orange County, California (Apria Healthcare, Inc. and Apria Healthcare of New York State, Inc. v. Coram Healthcare Corporation, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 813264) regarding Apria's specific provider claims. Apria's complaint alleges, among other things, that the Resource Network and CIPA operated as the alter ego of Coram and, as a result, Coram should be declared responsible for the alleged breaches of the contracts that the Resource Network and CIPA had with Apria. The complaint includes requests for declaratory, compensatory and other relief in excess of $1.4 million. A notice had been filed with the Court notifying it of the involuntary bankruptcy proceeding filed against the Resource Network and the matter has, by operation of certain provisions of the United States Bankruptcy Code, been stayed with respect to the Resource Network. The filing of the voluntary bankruptcy petition by CIPA will have a similar effect on the claims against CIPA. Coram filed an answer raising applicable defenses. The Company will pursue all available grounds for dismissal and defend itself vigorously in the matter. Due to the uncertainties inherent in litigation, the ultimate disposition of this matter cannot presently be determined and no provision has been recorded in the Company's Consolidated Financial Statements for any loss that may result upon resolution of the litigation with Apria.

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

     Contingencies. The Master Agreement between Coram and Aetna provides that Coram would be financially responsible for certain covered home health services rendered to covered enrollees in certain Aetna HMO based plans. The Master Agreement also contemplates that the Company under certain circumstances, would reimburse Aetna for services paid for directly by Aetna to providers of such services. These amounts are referred to in the Master Agreement as "leakage." Aetna withheld certain amounts from each capitation payment made to the Company as a reserve for the reimbursement of leakage claims. During the term of the Master Agreement, approximately $5.3 million was withheld by Aetna for payment of leakage.

     The Master Agreement required Aetna to provide the Company with monthly reports showing its claims for leakage, but Aetna failed to do so. The most recent report that Aetna did provide purported to show approximately $19.7 million in leakage claims incurred through approximately March 1999, with potentially more leakage claims to follow. The Company's review of the initial reports revealed that the reports were inaccurate in various respects. The Company reported these inaccuracies to Aetna, but received no response. At this time, the Company cannot determine whether it will be held responsible for the leakage claims asserted by Aetna due to the uncertainties of litigation and cannot estimate how much, if any, of the leakage claims are properly the responsibility of the Company. These matters are among the issues in dispute in the litigation described above.

5. INCOME TAXES

     During the nine months ended September 30, 1999 and 1998, the Company recorded an income tax expense of $0.4 million and $1.9 million, respectively. The effective income tax rates for the nine month periods ended September 30, 1999 and 1998 differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates as a result of the Company providing a full valuation reserve against its deferred tax assets.

     As of September 30, 1999, deferred tax assets are net of a $149.9 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

charge for goodwill and other long-lived assets, allowances for doubtful accounts and other accrued liabilities that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the Company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the Company. The Company has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. The Company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect the prior years' tax liabilities. On May 14, 1999, the Company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The Company is contesting the notice of deficiency through administrative proceedings and litigation, and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the Company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the Company has previously received refunds in the amount of approximately $12.7 million. On August 11, 1999, the Company filed a petition with the United States Tax Court contesting the notice of defiency. On October 4, 1999, the IRS responded to the petition and requested the petition be denied. Due to the uncertainty of final resolution, the Company's financial statements include a reserve for these potential liabilities. No assurance can be given that the Company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the Company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the Company could be materially adversely affected.

6. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

     Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Infusion, R-Net and CPS. Infusion is the Company's base business, which derives its revenue primarily from alternate site infusion therapy. R-Net's revenue is derived primarily from management services offered to HMOs, PPOs, at-risk physician groups and other managed care organizations for home health services. CPS primarily provides specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment represents lithotripsy services for the three and nine months ended September 30, 1998 and clinical trials and informatics services for the three and nine months ended September 30, 1999. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Summary information by segment is as follows (in thousands):

                                              AS OF AND FOR THE     AS OF AND FOR THE
                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               1999       1998       1999       1998
                                             --------   --------   --------   --------
INFUSION
Revenue from external customers............  $109,434   $100,751   $323,469   $284,275
Intersegment revenue.......................     4,260      4,960     19,665     12,275
Interest income............................        15         19         60         51
Equity in net income of unconsolidated
  joint ventures...........................       193         55        194        102
Segment EBITDA profit......................    14,783     15,792     38,038     43,813
Segment assets.............................   146,693    122,305    146,693    122,305
Segment asset expenditures.................       835      1,194      3,291      3,487
R-NET
Revenue from external customers............  $ 10,293   $ 29,674   $ 70,125   $ 51,067
Intersegment revenue.......................        --         --         --         --
Interest income............................         9          3         25         10
Equity in net income of unconsolidated
  joint ventures...........................        --         --         --         --
Segment EBITDA loss........................    (3,613)       893    (28,111)      (814)
Segment assets.............................    17,879      9,618     17,879      9,618
Segment asset expenditures.................        67        893        880      1,494
CPS
Revenue from external customers............  $ 22,644   $ 13,169   $ 62,310   $ 32,469
Intersegment revenue.......................       966        427      1,582        927
Interest income............................        --         --         --         --
Equity in net income of unconsolidated
  joint ventures...........................        --         --         --         --
Segment EBITDA profit......................       502        723      1,908      1,561
Segment assets.............................    20,283      9,148     20,283      9,148
Segment asset expenditures.................       628         25      1,450        177
ALL OTHER
Revenue from external customers............  $    861   $     13   $  1,079   $    658
Intersegment revenue.......................        --         --         --         --
Interest income............................        --         --         --         --
Equity in net income of unconsolidated
  joint ventures...........................        --         --         --         --
Segment EBITDA profit (loss)...............       124          1        (79)       294
Segment assets.............................       178         --        178         --
Segment asset expenditures.................        --         --         --         --

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the Company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements are as follows (in thousands):

                                              AS OF AND FOR THE     AS OF AND FOR THE
                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               1999       1998       1999       1998
                                             --------   --------   --------   --------
NET REVENUES
Total for reportable segments..............  $147,597   $148,981   $477,151   $381,013
Other revenue..............................       861         13      1,079        658
Elimination of intersegment revenue........    (5,226)    (5,387)   (21,247)   (13,202)
                                             --------   --------   --------   --------
          Total consolidated revenue.......  $143,232   $143,607   $456,983   $368,469
                                             ========   ========   ========   ========
LOSS BEFORE INCOME TAXES AND MINORITY
  INTERESTS
Total EBITDA profit for reportable
  segments.................................  $ 11,672   $ 17,408   $ 11,835   $ 44,560
Other EBITDA profit (loss).................       124          1        (79)       294
Goodwill amortization expense..............    (2,711)    (2,794)    (8,159)    (8,337)
Depreciation and other amortization
  expense..................................    (2,763)    (2,851)    (8,515)    (8,788)
Interest expense...........................    (8,110)    (6,114)   (22,193)   (26,372)
All other income (expense), net............   (13,078)    (7,789)   (24,877)   (21,034)
                                             --------   --------   --------   --------
     Loss before income taxes and minority
       interests...........................  $(14,866)  $ (2,139)  $(51,988)  $(19,677)
                                             ========   ========   ========   ========
ASSETS
Total assets for reportable segments.......  $184,855   $141,071   $184,855   $141,071
Other assets...............................   251,821    293,628    251,821    293,628
                                             --------   --------   --------   --------
     Consolidated total assets.............  $436,676   $434,699   $436,676   $434,699
                                             ========   ========   ========   ========

     For each of the years presented, the Company's primary operations and assets were within the United States. The Company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the Company's operations.

     Net revenue from one customer for the Company's reportable segments represented approximately 8% and 19%, respectively, of the Company's total consolidated net revenue for the three months ended September 30, 1999 and 1998, and 15% and 11%, respectively, for the nine months ended September 30, 1999 and 1998. Net revenue from the Medicare and Medicaid programs for the Company's Infusion and CPS segments represented approximately 19% and 18%, respectively, of the Company's total consolidated net revenue for the three months ended September 30, 1999 and 1998, and 18% and 21%, respectively, for the nine months ending September 30, 1999 and 1998.

7. SUBSEQUENT EVENTS

     On October 29, 1999, the Company announced that Donald J. Amaral, the Company's Chairman of the Board and former Chief Executive Officer, would return as the Company's Chief Executive Officer on an interim basis as the Company searches for a new Chief Executive Officer following the departure of Richard M. Smith.

     On November 12, 1999, two Company subsidiaries that comprised the R-Net division filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code. See Note 4 to these Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: history of operating losses and uncertainties associated with future operating results; significant outstanding indebtedness; equity conversion rights held by existing debt holders; limited liquidity; reimbursement related risks; shifts in the mix of parties that pay for the Company's services; dependence on relationships with third parties; concentration of large payors; industry competition; timing of or ability to complete acquisitions; government regulation of the home health care industry; the outcome of certain litigation with Aetna and the IRS; dependence on key personnel; recruitment and retention of trained personnel; potential volatility of stock price; New York Stock Exchange listing status; and unanticipated impacts from the Year 2000 Issue. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  Background

     General. The Company has been engaged in four principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, pharmacy benefit management and specialty mail-order pharmacy services and centralized management, administrative and clinical support for clinical research trials and medical informatics services. Other services offered by Coram include non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     Business Strategy. The Company's overall business strategy is focused on the basic factors that could lead to profitability: strategic revenue generation programs, cost reduction and control, quality improvement and cash collections. The Company's revenue generation programs include a focus on business relationships where the Company can provide high quality of care while operating profitably. In the Company's alternate site infusion therapy business, the Company is continuing to emphasize marketing efforts aimed at improving its therapy mix, physician relationships and payor relationships. It also has continued the development of its specialty programs aimed at serving patients requiring intravenous nutrition; pre- and post-transplant patients; patients with HIV/AIDS; and patients with chronic disorders such as hemophilia, immune deficiencies and alpha-one antitrypsin deficiency. To that end, the Company has established the Coram Hemophilia Services division to provide focus on developing a service model geared toward meeting the needs of persons with hemophilia through a specialized distribution center staffed with experienced clinicians to serve the division's customers. The Company is developing similar focus programs for its nutrition and transplant services. Meanwhile, the CPS division has focused its marketing efforts on smaller health plans, including companies with self-insured plans, self-funded employer health plans, labor unions, managed care payors and patient populations with specialized needs such as pre- and post-transplant patients, patients with HIV/AIDS and chronic conditions such as diabetes and asthma. The Company is pursuing a plan to expand the reach of the CPS division by developing the capability to accept orders for its specialty mail-order pharmacy services over the internet. The site is now accessable at www.corampharmacy.com and CPS anticipates generating revenues over the internet beginning in 2000. The Clinical Trials and Informatics division is directing its marketing efforts toward pharmaceutical and medical device manufacturers that can benefit from the centralized management, data collection and integration services offered by the Company that can provide these manufacturers with the opportunity to complete some of the most challenging aspects of their clinical trials more quickly.

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

     Following the filing of voluntary bankruptcy petitions by its Coram Resource Network, Inc. ("Resource Network") and Coram Independent Practice Association, Inc. ("CIPA") (collectively, "R-Net") subsidiaries, the Company anticipates that R-Net will cease offering ancillary network management services, and the services performed by R-Net will be transitioned back to the payor customers of R-Net.

     The Company has engaged Deutsche Bank Alex. Brown to assess strategic alternatives for CPS, including the possible sale of CPS to a third party. If consummated, a sale of CPS could assist the Company in paying down its debt and improving its financial position.

     Strategic alternatives currently being considered by the Company in addition to the CPS strategic analysis and the Coram Hemophilia Services division include the continued investment into and development of services provided by the Clinical Trials and Informatics division. There can be no assurance that any growth in its local or regional business or other strategic alternatives will be effected or will be available to the Company on commercially acceptable terms and there can be no assurance that any investment capital will be available to the Company.

  Factors Affecting Recent Operating Results

     Dispute with Aetna U.S. Healthcare, Inc. On June 30, 1999, the Company notified Aetna that effective immediately Coram had terminated the Master Agreement. The Company is now in litigation with Aetna, and the case is presently scheduled for trial in April 2000. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     The Company's performance under the Master Agreement during the nine month period ended September 30, 1999, resulted in losses under the agreement of approximately $(24.0) million, including costs of services paid and accrued of approximately $55.4 million. During the three month period ended September 30, 1999, the Company recorded no losses or costs of service related to performance under the Master Agreement. These figures do not take into account the various claims of Aetna including its leakage claims. Also, due to the uncertainties of litigation in calculating these losses Coram did not include as part of the recognized revenue the amounts previously retained by Aetna for alleged leakage claims and included only the actual capitation payments received as revenue. As alleged in the lawsuit, the Company believes that termination of the Master Agreement was proper based upon non-payments by Aetna and was a necessary step toward terminating a fraudulently induced contract that was financially burdensome on the Company. The Company took a charge in its third quarter financial statements for costs associated with terminating the Master Agreement in the amount of $5.1 million. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

     For the three month period ended September 30, 1999, the Company had no revenue related to performance of the Master Agreement and for the nine month period ended September 30, 1999 this revenue represented approximately 8% of the Company's total revenue. Apart from the Master Agreement, Coram's infusion therapy branches have historically served Aetna enrollees under various agreements, including a national ancillary services agreement executed in April 1998 for home infusion services furnished to Aetna enrollees not covered by the Master Agreement. The aggregate revenue of the Company related to all of its relationships with Aetna for the three and nine months ended September 30, 1999 was approximately 8% and

15%, respectively. The Company received notice from Aetna that it terminated the April 1998 national agreement for infusion services effective April 12, 2000. The CPS division received notice from Aetna that Aetna did not intend to renew its agreement with CPS that was scheduled to expire in accordance with its terms on September 30, 1999.

     The termination of the Master Agreement and related dispute with Aetna may have other negative effects on the Company's Resource Network division and in the Company's infusion business if, for example, Aetna refuses to pay claims for the services rendered by Coram to Aetna enrollees that are serviced outside the Master Agreement or if Aetna causes its newly acquired Prudential affiliates to cease doing business with Coram. The Company cannot predict the ultimate impact the dispute with Aetna may have, but if the Company does not prevail in its dispute with Aetna, the Company could incur additional substantial losses. Further, the Company anticipates that it will continue to incur significant legal fees associated with pursuing the litigation related to the dispute with Aetna.

     Other Factors Affecting Recent Operating Results. Other significant factors currently affecting the Company's operating performance and financial condition are as follows:

          (i) restructure of its credit facilities through the repayment of its former senior credit facility in January 1998, the exchange of its former subordinated debt for the issuance of the Series A Notes and the Series B Notes in June 1998, the establishment of the New Senior Credit Facility in August 1998 and the setting of the conversion price applicable to the Series B Notes contemplated by the April 1999 amendment to the Securities Exchange Agreement offset by the increased interest rate applicable to the Series A Notes also included in such April 1999 amendment;

          (ii) expansion and improved sales efforts in the Company's CPS division;

          (iii) ongoing pricing pressure in the Company's infusion business as a result of an unfavorable shift in payor mix from private indemnity insurers to managed care organizations and other contracted payors, and intense competition among infusion providers. The following table sets forth the approximate percentages of the Company's infusion therapy net revenue from certain categories of payors:

                                                               THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                             ----------------
                                                             1999        1998
                                                             ----        ----
Private Indemnity Insurance and Other Non-Contracted
Payors.....................................................   21%         23%
Managed Care Organizations and Other Contracted Payors.....   57%         54%
Medicare and Medicaid Programs.............................   22%         23%
                                                             ---         ---
          Total............................................  100%        100%
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

     On October 26, 1999, the Company received notice that Bayer Corporation, the manufacturer of Prolastin(R), a drug furnished by the Company to persons with a chronic condition called alpha-1 antitrypsin defiency, would cease selling this drug to all traditional suppliers of this drug, including the Company. Bayer informed the Company and end users of the product that the product would only be available through an exclusive distribution source sponsored by Bayer. During the three and nine months ended September 30,

1999, revenues from sales of Prolastin(R) and related services were $2.1 million and $6.6 million, respectively. Because Bayer is the only source for Prolastin(R), the Company has been forced to make arrangements with its patients to transition their service to Bayer once the Company's supply of Prolastin(R) has been depleted. The Company has learned that Bayer may implement similar distribution programs for other drugs it manufactures, including Gamimune(R).

  Results of Operations

    Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998 (unaudited)

     Net Revenue. Net revenue decreased $0.4 million or (0.3%), to $143.2 million in the quarter ended September 30, 1999 from $143.6 million in the quarter ended September 30, 1998. The decrease is primarily due to a (i) $14.0 million decrease in net revenue from the R-Net division primarily relating to the termination of the Aetna Master Agreement, and (ii) $12.7 million increase in net revenue from the infusion business and CPS division due to an overall increase in patients served, generated by internal sales growth. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $2.3 million, to $32.9 million or a gross margin of 23.0% in the quarter ended September 30, 1999 from $35.2 million or a gross margin of 24.5% in the quarter ended September 30, 1998. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A increased $3.3 million or 13.2% to $28.3 million in the quarter ended September 30, 1999 from $25.0 million in the quarter ended September 30, 1998. The increase is due primarily to the growth of the CPS division as well as legal fees incurred in conjunction with the dispute with Aetna. See "Factors Affecting Recent Operating Results."

     Interest Expense. Interest expense increased by $2.0 million to $8.1 million in the three months ended September 30, 1999 from $6.1 million during the three months ended September 30, 1998. The increase is attributable to the addition of draws of $22.5 million on the Senior Credit Facility, a $8.3 million increase in the principal amount outstanding under the Series A Senior Subordinated Unsecured Notes, a $1.8 million increase in the principal amount outstanding under the Series B Senior Subordinated Unsecured Notes, and a rate change on the Series A Notes from 9.875% to 11.5% beginning on April 9, 1999.

     The Company anticipates that interest due related to the Series A and Series B notes will be reduced by as much as $13 million over the six month period beginning November 15, 1999 as a result of the preliminary understanding the Company has reached with the Holders of such notes. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Operating Income (Loss). The Company had an operating loss of ($7.3) million during the three months ended September 30, 1999 compared to operating income of $3.6 million during the three months ended September 30, 1998. The decline is due primarily to the decrease in gross profit of $2.4 million and the increase in SG&A of $3.3 million, as described above.

     Restructuring Costs. The Company recorded cost of a restructuring plan during the third quarter in the amount of $5.1 million associated with the reorganization of the R-Net division's Whippany, New Jersey call center operations.

     Net Loss. Net loss for the quarter ended September 30, 1999 was ($15.2) million compared to ($2.8) million for the quarter ended September 30, 1998. As discussed above, the decline can be attributed to the decrease in operating income and the increase in interest expense. See "Factors Affecting Recent Operating Results."

     Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998 (unaudited)

     Net Revenue. Net revenue increased $88.5 million or 24.0%, to $457.0 million in the nine months ended September 30, 1999 from $368.5 million in the nine months ended September 30, 1998. The increase is primarily due to a (i) $26.9 million increase in net revenue from the infusion business primarily due to a 5.5% increase in patient census and partially offset by an unfavorable shift in payor mix; (ii) $32.2 million increase in net revenue from the R-Net division primarily relating to the termination of the Aetna Master Agreement that was subsequently terminated effective June 30, 1999; and
(iii) $28.9 million increase in net revenue from the CPS division resulting from an increased number of patients served, generated by internal sales growth. See "Factors Affecting Recent Operating Results."

     Gross Profit. Gross profit decreased $16.1 million to $77.0 million or a gross margin of 16.9% in the nine months ended September 30, 1999 from $93.1 million or a gross margin of 25.3% in the nine months ended September 30, 1998. The decrease results primarily from the increase in net revenue, discussed above, in the Infusion and CPS divisions, offset by an increase in cost of service associated with the Aetna Master Agreement, variable costs that fluctuate with the number of patients served and higher costs of drugs and supplies caused by current market shortages of certain blood products. See "Factors Affecting Recent Operating Results."

     Selling, General and Administrative Expenses. SG&A increased $11.8 million or 17.1%, to $80.8 million in the nine months ended September 30, 1999 from $69.0 million in the nine months ended September 30, 1998. The increase is due primarily to the growth of the infusion business, R-Net division, and the CPS division as well as legal fees incurred in conjunction with the Aetna dispute. Expenses increased primarily from business growth for salary and benefits along with costs associated with additional personnel such as additional rent for office space, telephone, and legal fees incurred in conjunction with the dispute with Aetna. See "Factors Affecting Recent Operating Results."

     Operating Income (Loss). The Company had an operating loss of ($30.8) million during the nine months ended September 30, 1999 compared to operating income of $4.6 million during the nine months ended September 30, 1998. The decrease in operating income is due primarily to the decline in gross profit of $16.1 million, coupled with an increase of $11.8 million in SG&A for the quarter ended September 30, 1999.

     Restructuring Costs. The Company recorded approximately $0.9 million of charges in March 1999 relating to reorganization of the Company's management structure completed during the first quarter of 1999. During the third quarter of 1999, the Company recorded costs of a restructuring plan in the amount of $5.1 million associated with the reorganization of the R-Net division's Whippany, New Jersey call center operations.

     Interest Expense. Interest expense decreased by $4.2 million to $22.2 million in the nine months ended September 30, 1999 from $26.4 million during the nine months ended September 30, 1998. The decrease is due primarily to a decrease of $10.3 million in interest related to the Rollover Note which was cancelled in connection with the Securities Exchange Agreement and a decrease of $3.2 million in interest relating to the Warrants issued under the Rollover Note, offset by interest related to the Securities Exchange Agreement of $7.1 million. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     The Company anticipates that interest due related to the Series A and Series B notes will be reduced by as much as $13 million over the six month period beginning November 15, 1999 as a result of the preliminary understanding the Company has reached with the Holders of such notes. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     Net Loss. During the nine months ended September 30, 1999, the Company recognized a net loss of ($53.5) million compared to a net loss of ($22.5) million during the nine months ended September 30, 1998. As discussed above, the decline can be attributed to the decrease in operating income (loss), partially offset by a decrease in interest expense. See "Factors Affecting Recent Operating Results."

  Liquidity and Capital Resources

     The Company uses cash generated from operations and available credit under the New Senior Credit Facility to fund its working capital requirements and operations. The Company's working capital as of September 30, 1999 was $70.1 million compared to $64.6 million at December 31, 1998, an increase of $5.5 million. During the nine months ended September 30, 1999, the primary increases in current assets related to (i) an increase in cash and cash equivalents of $8.4 million; (ii) an increase in net accounts receivable of $12.5 million, primarily due to an approximate eight day increase in days sales outstanding (DSO) and additional sales volume at the CPS division; and (iii) a decrease in inventory of $8.4 million. The increase in cash and cash equivalents was primarily due to borrowings, net of repayments, on the New Senior Credit Facility. Property and equipment purchases consisted of $2.8 million for computer systems and software, $1.8 million for furniture, equipment, and improvements, and the purchase of durable medical equipment for $2.1 million. Total current liabilities increased in the nine months ended September 30, 1999 primarily due to an increase in accounts payable of $2.7 million and an increase in accrued merger and restructuring costs of $2.7 million.

     As of September 30, 1999, the Company did not have any material commitments for capital expenditures.

     Under the terms of the New Senior Credit Facility, the maximum funds available to the Company (defined as the "Revolving Credit Commitment") is an amount equal to the lesser of (a) the Company's borrowing base as calculated pursuant to the agreement or (b) the total revolving credit commitment of $60.0 million. As of September 30, 1999, the Company's Revolving Credit Commitment was $59.3 million. Offset by letter of credit obligations of $2.5 million and revolver borrowings of $37.0 million, the total available credit under the New Senior Credit Facility was $19.8 million as of September 30, 1999. As of October 15, 1999, the Company's Revolving Credit Commitment was $60.0 million. Of that amount, $37.0 million had been drawn against the New Senior Credit Facility, which includes $14.5 million relating to the letters of credit that had been delivered in accordance with the Aetna Master Agreement. In addition, after deducting the other letters of credit obligations totaling $2.5 million, the total available under the facility is $20.5 million as of October 15, 1999. As of September 30, 1999, the Company was not in compliance with certain financial and other covenants set forth in its principal debt agreements. The Company has received waivers with regard to such non-compliance. In addition, the Company has reached an understanding with its lenders pursuant to which they have waived non-compliance with certain covenants under the New Senior Credit Facility for the period ending December 31, 1999. The understanding also includes provisions whereby: (a) no interest would be due on the Series A and Series B Notes for the period from November 15, 1999 though the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000; and (b) certain proceeds from the sale of any Company asset outside of the ordinary course of business would be applied to a partial redemption of the Series A and the Series B notes at par in such amounts as the Holders of the Series A and Series B Notes designate, provided that such application of the proceeds derived from such sale is waived by the lenders under the New Senior Credit Facility. The precise terms of such understanding have not been finalized and there can be no assurance that such understanding will be finalized under such terms. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers will be forthcoming at that time. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

     The Company has experienced pressure on liquidity due to the higher than expected costs of service as described above with respect to the Master Agreement and Aetna's draws on letters of credit that increased outstanding debt by $14.5 million. Although the Company has sought to record a good faith estimate of all service costs related to the Master Agreement, due to the uncertainties of litigation, there can be no assurance that the exact amount and nature of all such costs can be presently identified. The Company is continuing to assess the impact of the Master Agreement. The Company is also reviewing its business plan and formulating revised plans for operations and cash flow without the Master Agreement. The Company is considering strategic alternatives to provide any needed liquidity including a possible transaction with its CPS division. There can be no assurance that the Company will be able to obtain any needed liquidity on commercially acceptable terms.

     The Company believes the most significant risk with the Year 2000 problem is the effect such issues may have on third party payors, such as Medicare. While all of the effects of such noncompliance have not been identified by the Company, any failure of these third party payors to resolve Year 2000 problems in a timely manner could impact the Company's capital availability due to a slow down in the payment of accounts receivable associated with these payors. While the Company has not incurred any payment issues to date which management can directly attribute to the Year 2000 problem in connection with any specific payor, no assurance can be made that payment issues will not occur. Such an impact could have a material adverse effect on the Company's ability to generate cash from operations and require the Company to use available capital from the New Senior Credit Facility. Significant delays in collecting accounts receivable due to Year 2000 problems experienced by third party payors could reduce the capital available to the Company by reducing the borrowing base under the terms of the New Senior Credit Facility. In addition, such payment delays due to the Year 2000 problem could impact the Company's ability to meet its debt obligations.

     Of the $6.7 million of remaining accrued restructure costs, the Company estimates that the future cash expenditures will be made in the following periods: 36% through September 30, 2000, 17% through September 30, 2001, 17% through September 30, 2002, and 30% through September 30, 2003, and thereafter. Although subject to future adjustment and the Company's ability to successfully implement its business strategy, the Company believes it has adequate reserves and liquidity as of September 30, 1999 to meet future expenditures related to the plans. However, there is no assurance that the reserves will be adequate or that the Company will generate sufficient working capital to meet future expenditures.

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

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of material disruption to its business. The Company has completed the majority of activity related to the modification, upgrade or replacement of all major systems that have been identified as adversely affected by Year 2000. To date, all work has been completed, fully tested and systems for asset tracking, general accounting, payroll, branch operations including admissions, pharmacy management, billing, collections and inventory are fully operational and in compliance. Systems for the R-Net division are compliant for billing and collections. Systems that support the CPS division for both the pharmacy benefit management and mail order pharmacy systems have been completed. Systems that support the Home Medical Equipment locations have been upgraded and are also in operation. Current plans call for the Company to complete final systems remediation by September 30, 1999. These areas of remediation include the upgrade of the Resource Network claims adjudication system, final deployment of our inventory management system, minor turnkey software upgrades to our data communications hardware and upgrade or replacement of personal computer equipment that does not support Year 2000 calculations.

     Suppliers. At the end of 1998, the Company formally communicated with its major suppliers to identify any potential adverse situations. During the first six months of 1999, the Company reviewed these responses and worked to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company believes it has resolved all significant Year 2000 Problems with these suppliers, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     Remediation Costs. The Company is using internal and external resources to reprogram or replace, test and implement the software and equipment modifications required under this project. The total cost of the Year 2000 remediation project is estimated at $0.8 million and is being funded through operating cash flows. As of the nine months ended September 30, 1999, the Company had incurred approximately $0.6 million related to this remediation process. Of these costs, $0.5 million has been expensed and $0.2 million was capitalized as new equipment or software. All of the remaining estimated remediation costs of $0.1 million relate to equipment and software. This estimate is being monitored and will be revised in future public filings by the Company as additional information becomes available.

     Contingency Plans. The Company's focus in the area of contingency plans is primarily on the development of plans to ensure the continuation of patient care in the event of system failures related to Year 2000 that are beyond our control. The types of contingencies for which plans are being developed include: local telephone system failures, local power grid failures and inadequacy/unavailability of medical supplies. In addition, although the Company believes that remediation of its internal systems was substantially complete as of September 30, 1999, contingency plans have also been developed to ensure appropriate personnel are immediately available to address any situation in the event of an unanticipated failure.

     Management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many Year 2000 Problems related failures will occur or the severity, duration or financial consequences of any inevitable failures. The information set forth herein is designed as a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

  Future Health Care Proposals and Legislation

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Various forms of payment control are under consideration, including competitive bidding by market, expanded fraud and abuse legislation and further reductions in Medicare and Medicaid reimbursement. On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "1997 Budget Act"), which provides for reductions in Medicare and Medicaid spending of more than $115 billion and $13 billion, respectively, over five years. Congress is presently considering legislation that would provide limited financial relief to, among others, certain hospital, home health and skilled nursing facility providers and home medical equipment suppliers that experienced payment reductions under the 1997 Budget Act. In particular, one proposal would provide direct relief for entities such as the Company through an update in the durable medical equipment ("DME") fee schedule applicable to suppliers under Part B of the Medicare program.

     The Health Care Financing Administration ("HCFA") recently proposed a rule that would change reimbursement rates for parenteral and enteral nutrients, equipment and supplies ("PEN"). The preamble to the proposed rule states that it is intended to be budget neutral in its first year of application, but would set reimbursement rates at the lower of the applicable rates paid in 1995 or 1998 (adjusted for inflation). The PEN therapies represent the primary therapies for which the infusion therapy division receives reimbursement from the Medicare program.

     HCFA also has proposed exercising its expanded authority under the 1997 Budget Act to adjust Medicare fee schedule amounts that the agency deems to be not "inherently reasonable." Under this authority, HCFA or its contractors may impose payment reductions of up to 15% by providing limited notice; reductions in excess of 15% can be made if notice and comment is provided in the Federal Register and HCFA meets certain other criteria. In an August 1999 notice, HCFA proposed inherent reasonableness payment reductions ranging from 22% to 57% for six items of DME, orthotics, prosthetics, and supplies. Congress currently is considering proposals that would restrict or postpone HCFA's use of this inherent reasonableness authority. In addition, the 1997 Budget Act authorized HCFA to conduct up to five competitive bidding demonstration projects. The first competitive bidding project is underway in Polk County, Florida, using payment rates that are between 13% and 31% lower than Medicare's existing fee schedule for five categories of medical equipment and supplies (including enteral nutrition products and supplies). A second competitive bidding project, also covering DME, is now being planned.

     The impact of any payment reductions on the Company cannot be determined at this time. Moreover, the Company cannot predict whether any pending proposals will be adopted. No assurance can be given that the implementation of the 1997 Budget Act or any other legislative or regulatory initiatives will not have a material adverse effect on the business of the Company.

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

     As of September 30, 1999, the Company had outstanding debt of $289.7 million of which $162.2 million matures in May 2001 bears interest at 11.5% per annum and $89.7 million matures in April 2008 and bears interest at the rate of 8.0% per annum. On October 15, 1999, Series A and Series B Notes totaling approximately $4.7 million and $1.8 million, respectively were issued in lieu of a cash payment of interest due through such date. The Company also has a New Senior Credit Facility providing for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The New Senior Credit Facility matures in February 2001 and bears an interest rate of prime plus 1.5%, which was 9.75% as of October 15, 1999. As of November 15, 1999, the principal amount outstanding under the New Senior Credit Facility was approximately $37.0 million. Because substantially all of the interest on the Company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the Company, if any. The Company does not hedge against interest rate changes.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the Company is a party are set forth in Note 4 to the Company's Unaudited Condensed Consolidated Financial Statements.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     A discussion of certain matters of potential defaults and non-compliance with certain covenants contained in the Company's principal debt agreements and the waivers received relating to such matters is set forth in Note 3 to the Company's Unaudited Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on August 5, 1999 to consider and vote upon:

          (1) Election of directors to serve until the 2000 Annual Meeting of Stockholders and until their successors are duly elected and qualified;

          (2) Approval of an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's $.001 par value common stock (the "Common Stock") from 100,000,000 to 150,000,000;

          (3) Approval of certain options to purchase shares of the Company's Common Stock granted to four directors of the Company: Richard A. Fink, William J. Casey, Stephen G. Pagliuca and L. Peter Smith, on September 9, 1998; and

          (4) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company of the Company's 1999 fiscal year.

     All proposals were approved. The results of the voting are as follows:

                                                              TOTAL VOTE      TOTAL VOTE
                                                                  FOR        WITHHELD FROM
                                                             EACH DIRECTOR   EACH DIRECTOR
                                                             -------------   -------------
(1)  For election as director:
     Donald J. Amaral......................................   39,952,129       1,638,010
     William J. Casey......................................   40,057,928       1,532,211
     Stephen A. Feinberg...................................   39,560,382       2,029,757
     Richard A. Fink.......................................   40,036,126       1,554,013
     Richard M. Smith......................................   40,039,936       1,550,203
     L. Peter Smith........................................   40,046,634       1,543,505

                                                                                 BROKER
                                                FOR        AGAINST    ABSTAIN   NON-VOTE
                                             ----------   ---------   -------   --------
(2)  Approval of the amendment of the
     Company's Restated Certificate of
     Incorporation.........................  38,355,670   2,966,475   248,111    19,833
(3)  Approval of certain options to
     purchase Shares of the Company's
     Common Stock..........................  37,677,435   3,680,313   232,391
(4)  Ratification of the appointment of
     Ernst & Young LLP.....................  40,640,610     418,363   531,166

ITEM 5. OTHER INFORMATION

     On October 29, 1999, the Company announced that its Chairman of the Board, Donald J. Amaral would serve as the Company's Chief Executive Officer on an interim basis following the departure of Richard M. Smith as the Company's Chief Executive Officer and President. Mr. Smith subsequently resigned his position on the Board of Directors of the Company and all other offices and directorships with the Company's subsidiaries.

     The Company received a letter from the New York Stock Exchange, Inc. (the "NYSE") dated October 20,1999, informing the Company that it was "below criteria" for the new NYSE minimum share price continued listing standard. The minimum share price of the Company's stock had traded below

$1.00 over a 30 trading-day period. The Company has six months from October 20, 1999 to raise the stock price above the $1.00 level both in terms of absolute value and the 30 trading day average. Failure to restore the stock price within this period would result in immediate suspension of trading and application to the Securities and Exchange Commission ("SEC") for delisting. The NYSE's letter further included an "early warning" regarding the new NYSE continued listing requirement to maintain not less than $50 million each in stockholder's equity and market capitalization. As of the filing of the Company's September 30, 1999 Form 10-Q, the Company will not comply with this continued listing requirement and anticipates receiving another notice from the Exchange. Upon receipt of this notice, the Company must respond within 45 days with a business plan that demonstrates compliance with these continued listing standards no later than within 18 months of receipt of that notice. A Committee of the Exchange will review the plan and will either accept the plan, at which time the Company will be subject to quarterly monitoring for compliance with this business plan, or will not accept the business plan and the Company will be subject to trading suspension and delisting by the SEC. Additionally, the Company is required to issue a press release regarding the receipt of this second letter within 45 days of receipt. Accordingly, the Company has considered certain aspects of a plan it would submit including the possible sale of its CPS division, to the NYSE and has investigated other trading alternatives for Company common stock to allow for the continued trading of its common stock if it is no longer eligible for trading on the NYSE.

     While no assurances can be given, the Company believes that successful results from strategic alternatives described in this document would allow the Company to maintain its listing with the NYSE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Letter Amendment to Prime Vendor Agreement with Cardinal
                            Health, Inc. dated October 14, 1999.
          10.2           -- Agreement between the Company and Richard M. Smith, dated
                            November 11, 1999.
          10.3           -- Amendment No. 2 to Employment Agreement between the
                            Company and Donald J. Amaral, dated as of April 23, 1999.
          10.4           -- Employment Agreement, between the Company and Richard M.
                            Smith, dated as of April 26, 1999.
          10.5           -- Employment Agreement, between the Company and Wendy L.
                            Simpson, dated as of April 26, 1999.
          10.6           -- Employment Agreement, between the Company and Joseph D.
                            Smith, dated as of April 26, 1999.
          10.7           -- Form of Indemnification Agreement for Directors and
                            certain Officers
          27             -- Financial Data Schedule

     (B) Reports on Form 8-K.

     On August 23, 1999, the Company filed a report on Form 8-K relating to the filing of an involuntary bankruptcy petition under Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc., a subsidiary of the Company.

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

                                            CORAM HEALTHCARE CORPORATION

                                            By:    /s/ WENDY L. SIMPSON
                                              ----------------------------------
                                                       Wendy L. Simpson
                                                 Executive Vice President and
                                                   Chief Financial Officer

November 15, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Letter Amendment to Prime Vendor Agreement with Cardinal
                            Health, Inc. dated October 14, 1999.
          10.2           -- Agreement between the Company and Richard M. Smith, dated
                            November 11, 1999.
          10.3           -- Amendment No. 2 to Employment Agreement between the
                            Company and Donald J. Amaral, dated as of April 23, 1999.
          10.4           -- Employment Agreement, between the Company and Richard M.
                            Smith, dated as of April 26, 1999.
          10.5           -- Employment Agreement, between the Company and Wendy L.
                            Simpson, dated as of April 26, 1999.
          10.6           -- Employment Agreement, between the Company and Joseph D.
                            Smith, dated as of April 26, 1999.
          10.7           -- Form of Indemnification Agreement for Directors and
                            certain Officers
          27             -- Financial Data Schedule