Form 10-K
period 1999-12-31
CORAM HEALTHCARE CORP
filed 2000-03-30
CIK 924174

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
  Common Stock ($.001 par value per share)                    Over the Counter
                                                               Bulletin Board

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 14, 2000, there were outstanding 49,638,452 shares of the Registrant's common stock, which is the only class of voting stock of the Registrant outstanding. As of such date, the aggregate market value of the shares of common stock held by nonaffiliates of the Registrant based on the closing price for the common stock on the Over the Counter Bulletin Board on March 14, 2000, was approximately $26.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

STATEMENT ON FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("Coram" or the "company") that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. Coram's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the company's lack of profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's significant level of outstanding indebtedness; the company's need to obtain additional financing or equity; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; and the company's dependence upon the prices paid by third party payers for the company's services; and certain other factors, all of which are described in greater detail in this report in Item 7 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

     Lines of Business. During 1999, Coram and its subsidiaries were engaged in three principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram included centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research and medical informatics business operated by its subsidiary, CTI Network, Inc. ("CTI"). Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for patients requiring transplants and coagulant and blood clotting therapies for persons with hemophilia. To that end, the company has established product managers with dedicated sales, marketing and clinical resources aimed at expanding the company's growth in these specific areas. Coram has also implemented programs focused on the reduction and control of the cost of providing services and operating expenses, assessment of under performing branches and review of branch efficiencies. Pursuant to this review, 11 branches have been closed or scaled back to serve as satellites for other branches. Senior management is evaluating the delivery of nursing care and modification of certain protocols and practices. The objective is to maintain Coram's high levels of patient satisfaction and effective clinical outcomes to enhance patient independence while reducing the actual number of nursing visits. Furthermore, management throughout Coram is continuing to concentrate on reimbursement for services rendered by emphasizing improved billing procedures, documentation and cash collections methods, continued assessment of systems support for reimbursement and concentration of Coram's expertise and managerial resources into certain reimbursement locations.

     Meanwhile, certain other divisions of Coram are being reviewed for divestiture or liquidation. In August 1999, the company announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for the Coram Prescription Services division ("CPS"). With the assistance of its investment advisor, Coram is currently conducting an auction of the CPS division. As of the filing of this document, the company cannot predict whether a sale will occur or what proceeds would be derived from any sale. On November 12, 1999, the company's subsidiaries that provided ancillary network management services filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Those subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "Resource Network Subsidiaries"), are being liquidated through the Chapter 11 proceedings.

     While management believes the implementation of its overall business strategy has improved operating performance throughout the company, no assurances can be given as to its ultimate success. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Coram's reportable segments over the last three fiscal years have been infusion, lithotripsy, ancillary network management services and other services, consisting primarily of mail order pharmacy and pharmacy benefit management services. Infusion is Coram's base business which derives its revenue primarily from alternate site infusion therapy. The lithotripsy segment was discontinued in 1998 following Coram's sale of its last interest in a lithotripsy unit. The Resource Network Subsidiaries managed networks of home health care providers on behalf of managed care plans and other payers. The other segment includes revenue derived from the mail order pharmacy and pharmacy benefit management services provided by the CPS division. See Note 16 to the company's Consolidated Financial Statements for financial information with respect to these segments.

COMPANY HISTORY; RECENT EVENTS

     Coram was formed on July 8, 1994 as a result of a merger by and among T(2) Medical, Inc., Curaflex Health Services, Inc., Medisys, Inc., and HealthInfusion, Inc., each of which was a publicly-held national or regional provider of home infusion therapy and related services. Each of these companies became and is now an indirect, wholly-owned subsidiary of Coram. The merger was accounted for as a pooling of interests.

     Coram has made a number of acquisitions since operations commenced, the most significant of which was the acquisition of certain assets of the home infusion business of Caremark, Inc., a wholly-owned subsidiary of Caremark International, Inc., effective April 1, 1995. In addition, Coram acquired H.M.S.S., Inc., a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. As a result of these acquisitions, Coram became a leading provider of alternate site infusion therapy services in the United States based on geographic service area and total revenue.

     As of January 1, 1997, Coram provided lithotripsy services through a controlling interest in 11 lithotripsy partnerships and two wholly-owned lithotripsy entities. The company also owned a lithotripsy management company and a lithotripter maintenance company. Lithotripsy is a non-invasive technique that uses shock waves to disintegrate kidney stones. On August 20, 1997, the company signed an agreement with Integrated Health Services, Inc. for the sale of Coram's interest in its thirteen lithotripsy entities, the lithotripsy management company, the stock of its equipment service company and certain related assets. Effective September 30, 1997, the company completed the transaction as to all of the lithotripsy entities other than its interests in three lithotripsy partnerships. Pursuant to a side agreement amending the August 20, 1997 purchase agreement, the company's interests in the three remaining partnerships were placed in escrow pending the satisfaction of certain conditions. Following satisfaction of these conditions, two of the partnerships were conveyed to IHS effective October 3, 1997. Due to the inability of Coram and Integrated Health Services to obtain the consent of the other partner to the transfer of Coram's interest therein, the company retained its interest in the remaining partnership. Effective June 1, 1998, the company completed the sale of its remaining lithotripsy partnership to Integrated Health Services. See Note 6 to the company's Consolidated Financial Statements.

     In April 1998, the company signed a Master Agreement, effective July 1, 1998 with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement"). Under the Master Agreement, that was expected to last five (5) years, Coram, through its Resource Network Subsidiaries, managed and provided home health care services for over 2,000,000 Aetna enrollees in eight states for a stated monthly fee per enrollee. Coram began serving Aetna enrollees under the Master Agreement on approximately July 1, 1998. Coram provided its notice of termination of the Master Agreement effective June 30, 1999. Subsequently, Aetna terminated the company's National Ancillary Services Agreement effective April 12, 2000. As of the date of this Report, the company was involved in litigation with Aetna over the operation and termination of the Master Agreement. The case is pending before the United States District Court for the Eastern District of Pennsylvania and is on the Court's April 2000 trial calendar. See Item 3. "Legal Proceedings" and Note 13 to the company's Consolidated Financial Statements for more information regarding this matter.

DELIVERY OF ALTERNATE SITE INFUSION SERVICES

     General. Coram delivers its alternate site infusion therapy services through approximately 80 branch offices located in 41 states and Ontario, Canada. Infusion therapy involves the intravenous administration of nutrition, anti-infective therapy, IVIG, blood factor therapies, pain management, chemotherapy, and other therapies.

     Infusion patients are primarily referred to Coram following the diagnosis of a specific disease or upon discharge from a hospital. The treating physician will generally determine whether the patient is a candidate for home infusion treatment. Typically a hospital discharge planner, the patient's physician or a managed care payer will recommend or determine the infusion company to which a patient is referred even though the patient ultimately has the freedom to choose his or her own service provider. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs requires patient training, specialized equipment and clinical monitoring by skilled nurses and pharmacists. Most therapies require either a gravity-based flow control device or an electro-mechanical pump to administer the drugs. Some therapies are administered continuously; most, however, are given for prescribed intermittent periods of time. Coram nurses and pharmacists work with the patient's physician to monitor and assess the patient's condition and update the therapy as necessary. The duration of the patient's treatment may last from as little as a few days to as long as the patient's entire life.

     Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion branches, or related satellite locations. A typical full service branch provides the following functions:

     (i)    patient intake and monitoring;

     (ii)   drug mixing and preparation by pharmacists and pharmacy technicians;

     (iii)  clinical pharmacy services;

     (iv)   nursing services;

     (v) materials management, including drug and supply inventory and delivery;

     (vi)   billing, collections and benefit verification;

     (vii) marketing to local referral sources, including doctors, hospitals and payers; and

     (viii) general management.

A typical full service branch has a fully equipped infusion pharmacy, offices for clinical and administrative personnel and a storage warehouse. It also employs a branch manager, licensed pharmacists, pharmacy technicians, registered nurses, dietitians, and sales and administrative personnel. A typical full service branch serves the market area in which it is located, generally within a two-hour driving radius of the patients served, as well as outlying locations where it can arrange appropriate nursing services. Smaller satellite locations contain limited supplies and pharmacy operations and are used as support centers to respond to patient needs in specific geographical areas. Coram's full service branches and satellite locations are leased and consist of 1,500 to 32,000 square feet of office space primarily in suburban office parks, often in close proximity to major medical facilities.

     In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff at the local branch works closely with the patient's physician or clinician and hospital personnel in order to assess the patient's suitability for home care. This assessment process includes, among other things, an assessment of the patient's physical and emotional status as well as the assessment of certain social factors such as the safety and cleanliness of the home environment and the availability of family members or others to assist in the administration of the patient's therapy, if necessary. Patient review also includes a verification of a patient's eligibility based upon established admission criteria and benefits package through the patient's insurance carrier, managed care provider or governmental payer.

     When a patient's suitability for home care has been confirmed, the patient and the patient's designated carepartner receive training and education concerning the therapy to be administered, including the proper infusion technique and the care and use of intravenous devices and other equipment used in connection with the therapy. The environmental assessment and training are generally performed by Coram nurses.

     Prior to the patient receiving treatment services from Coram, the treating physician develops the patient's plan of treatment and communicates it to the local branch's clinical support team, including its nurses and pharmacists. This team develops a plan of care and works with the treating physician and the managed care coordinator, if applicable, to provide care and to monitor the patient's progress and responses to treatment. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician and the managed care coordinator with reports on the patient's condition, creating an information flow that allows the treating physician to actively manage the patient's treatment. The treating physician always directs the patient's care, including changing the plan of treatment in accordance with the patient's needs and responses.

     Upon the patient's arrival home, a nurse from the local branch typically oversees the administration of the patient's first home infusion treatment. Thereafter, the frequency of nursing visits depends upon the particular therapy the patient is receiving as well as the level of independence the patient or carepartner has achieved with regard to the administration and monitoring of the prescribed therapy. During these subsequent visits, the nurse may check and assess the patient's infusion site, intravenous lines and related equipment, obtain blood samples, change the pump settings and/or drug administration and assess the patient's condition and compliance with the plan of care. The patient's supplies and drugs are typically delivered on a weekly basis depending on the therapy and the particular drugs being administered. The treating physician and the managed care coordinator, if applicable, remain actively involved in the patient's treatment by monitoring the success of the plan of treatment and revising as necessary.

ALTERNATE SITE INFUSION THERAPY: PRODUCTS AND SERVICES

     General. Coram provides a variety of infusion therapies, principally nutrition, anti-infective therapies, IVIG, as well as coagulant and blood clotting therapies for patients with hemophilia. The initiation and duration of these therapies is determined by a physician based upon a patient's diagnosis, treatment plan and response to therapy. Certain therapies, such as anti-infective therapy, are generally used in the treatment of temporary infection conditions, while others, such as nutrition or coagulants, may be required on a long-term or permanent basis. The infusion therapies that are administered at the patient's home are administered by the patient, the designated carepartner or an employee or agent of Coram. In patient groups such as immune suppressed patients (e.g., AIDS/HIV, cancer and transplant patients), blood coagulant therapies or anti-infective therapy care may be provided periodically over the duration of the primary disease or for the remainder of the patient's life, generally as episodic care.

     Nutrition Therapy. Total parenteral nutrition therapy or "TPN" involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to a gastrointestinal illness or conditions such as an intestinal obstruction or inflammatory bowel disease. The therapy is administered through a central catheter surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solution may contain amino acids, dextrose, fatty acids, electrolytes, trace minerals or vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on parenteral nutritional therapy for life and other patients may require short-term TPN therapy to augment nutritional status such as patients with a diagnosis of cancer, hyperemesis, HIV, eating disorders, and other diseases and treatments.

     Enteral nutrition therapy is administered through a feeding tube into the gastrointestinal tract to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical conditions. Enteral nutrition therapy is often administered over a long period, generally for more than six months.

     Anti-Infective Therapy. Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal medications into the patient's bloodstream for the treatment of a variety of infectious episodes, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with AIDS, cancer, post-transplant and infections of the kidneys and urinary tract. Intravenous anti-infective drugs are delivered through a peripheral catheter inserted in a vein in the patient's arm or via a centrally placed catheter. Anti-infective drugs are often more effective when infused directly into the bloodstream than when taken orally.

     Intravenous Immunoglobulin. Intravenous immunoglobulin or "IVIG" therapy involves the administration of a blood derivative product (gammaglobulins) which is administered to patients with immune deficiency or altered immune status. IVIG therapy is most commonly administered to patients with primary immune deficiencies or autoimmune disorders or as part of a post-transplant treatment protocol. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Patients receiving IVIG therapy for autoimmune disorders receive the therapy intermittently over a period of months depending on their condition. During 1998 and 1999, Coram experienced difficulties in obtaining IVIG due to a national shortage of this product and has attempted to maintain its inventory of this product at levels sufficient to meet anticipated demand. Coram management has learned that the product shortage has been eased. An ongoing shortage of IVIG may make it harder for Coram to serve patients, which may adversely impact Coram's future results of operations.

     Coagulation and Blood Clotting Therapies. Coagulation or "factor replacement" therapy is the intermittent administration of a blood clotting factor. Blood clotting factors are generally administered to persons with hemophilia or related genetic disorders which affect the blood's ability to clot. In these disorders one or more of the normal blood clotting factors is not produced in sufficient amounts by the body. The absence of these clotting factors makes it difficult or impossible for a patient to stop bleeding. Severe hemophiliacs can suffer from spontaneous bleeding episodes without trauma. Repeated bleeding episodes can cause permanent loss of mobility in the joints putting the patient at further risk medically and impinging on their ability to live a normal life. Factor replacement products are administered via a centrally inserted or peripherally inserted IV catheter over a short period of time (approximately 10 minutes). Factor is infused when bleeding episodes occur or on a routine preventative basis (prophylaxis). Most patients (even children) and/or their carepartners learn to start their own IV and administer their factor. Persons with hemophilia and others who have inherited clotting disorders will require these products throughout their lives. Due to the nature of the factor manufacturing processes, intermittent product shortages may be experienced from time to time, which may make it difficult for Coram to meet the needs of its patients and may have an adverse impact on Coram's future results of operations.

     Coram has developed a specific program and is providing therapies and services to pre-and post bone marrow, blood cell and organ transplant patients. The clinically focused care management program includes, among others, proprietary patient and environmental assessment and monitoring protocols, patient education tools and clinical training programs. The most common therapy category for transplant patients is anti-infective, including antibiotic, anti-viral and anti-fungal agents, most often prescribed intravenously to prevent or treat an infection due to their immune compromised status. Other prescribed therapies include TPN, IVIG, biologic response modifiers, immunosuppressive therapies and blood products.

     Biotherapy. Coram provides patients with biological response modifiers, colony stimulating factors, erythropoietin and interferons. In addition, Coram provides growth hormone therapies as ordered by physicians.

     Other Therapies. Coram provides other technologically advanced therapies such as chemotherapy, anti-neoplastic therapy, pain management, intravenous inotropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for prevention of blood clots and anti-nausea therapy for chemotherapy induced emesis or hyperemesis gravidarum. Hydration therapy is often administered in conjunction with intravenous chemotherapy. In addition, Coram provides therapies for other diseases. Each such therapy amounted to less than 5% of its infusion therapy net revenue for each of the years ended December 31, 1999 and 1998.

ALTERNATE SITE INFUSION THERAPY: ORGANIZATION AND OPERATIONS

     General. In the first quarter of 1999, Coram undertook an organizational realignment to effect a functional reporting structure. Coram's alternate site infusion therapy business operations are conducted through approximately 80 branches. The branches are divided into four geographic areas. Each area has an Area Vice-President of Operations who reports to the Senior Vice-President of Operations, and an Area Vice-President of Sales who reports to Coram's Chief Operating Officer. The Senior Vice-President of Operations reports to Coram's Chief Operating Officer. Coram's new organizational structure was designed to create greater operating and decision making efficiencies associated with operating and managing the company. Coram believes that the functional approach to management has better facilitated high quality local decision making, which allows Coram to attract and retain experienced local managers and be responsive to local market needs. As the company continues to reposition its business and increase focus on its alternate site infusion therapy business, it will continue to review its operations focusing on cost effective delivery of appropriate care. For example, Coram has established a Hemophilia Services Division and specialty hemophilia distribution centers in Malvern, Pennsylvania and Albuquerque, New Mexico. Each center utilizes existing Coram branches and resources and concentrates experienced company clinicians and management on addressing the unique needs of hemophilia patients and their carepartners.

     Operating Systems and Controls. An important factor in Coram's ability to monitor its operating locations is the management information systems. Besides routine financial reporting, the company has developed a performance model for monitoring its field operations in its infusion business. Actual operating results derived from its management information systems are compared to the performance model, enabling management to identify opportunities for increased efficiency and productivity. The company believes that the use of standardized, specific performance matrices and the identification and monitoring of best demonstrated practices facilitates operating improvement.

     Coram endeavors to ensure that its local managers have the appropriate authority and ability to perform effectively by providing them with training, education, policies and procedures and standardized systems. Coram has designed various management incentive plans that reward performance based on revenue, accounts receivable collection, inventory control and contribution of earnings before interest expense, income taxes, depreciation and amortization.

ALTERNATE SITE INFUSION THERAPY: QUALITY ASSURANCE/PERFORMANCE IMPROVEMENT

     Coram has established performance improvement programs for its infusion therapy business that are consistent with the service standards and enable the company to monitor whether the objectives of those standards are met. In 1999, Coram began triennial re-surveys conducted by the Joint Commission on the Accreditation of Health Care Organizations. As of December 31, 1999, the corporate office and 30 branches, including related satellite locations have successfully completed the triennial survey process. Prior to February 29, 2000, two additional branch locations completed their initial Joint Commission survey and achieved accreditation. The company expects that the triennial re-survey will be completed during the calendar year 2001.

     An integral part of Coram's quality efforts is the branch team which meets periodically to perform, among others, the following functions:

     (i) Evaluate branch programs, policies and procedures and amend protocols as needed;

     (ii)   Provide ongoing direction to the quality improvement efforts;

     (iii) Evaluate patient satisfaction activities and results and analyze any trends, respond as necessary to achieve better outcomes;

     (iv) Assist in development of new programs or procedures to meet recognized needs within the branch or community that it serves;

     (v) Evaluate the branch staff efforts related to professional and clinical issues such as clinical monitoring of patients; and

     (vi) Identify and monitor key performance areas of operations and modify as needed.

     In addition, Coram's Clinical Services Department assists branch management in assessing the levels of service being provided.

CLINICAL RESEARCH AND MEDICAL INFORMATICS SERVICES

     Coram has been providing support services for clinical research studies for the alternate site infusion therapy business since 1995. In 1998, the company created a Clinical Research and Medical Informatics division and began devoting additional resources to and actively marketing its capabilities in this arena. This division is operated through a company subsidiary, CTI Network, Inc. ("CTI"). Through Coram's national network of approximately 950 full-time equivalent alternate site infusion nurses and pharmacists, utilizing integrated information systems, CTI can offer its customers the opportunity to complete some of the most challenging aspects of a clinical trial more quickly by:

     (i) providing single source contracting through a central office for national services;

     (ii)   assisting in the identification of potential investigators;

     (iii)  providing nurse study coordinators at the physician's office;

     (iv) providing alternate site health care services such as therapy administration, specimen collection, patient education and training, patient assessments and data collection;

     (v)    providing alternate site pharmacy services; and

     (vi)   providing patient screening and surveying services.

Through CTI, clinical data from the infusion therapy business integrated data warehouse can be analyzed to provide information necessary to make important product development and marketing decisions by biopharmaceutical and managed care organizations. CTI provides data collection and integration services as well as pharmaco-economic, outcomes and utilization analyses. Additionally, a proprietary reporting system, the Corameters(SM) Utilization and Outcomes Reporting System, has been developed to demonstrate resource utilization trends in alternate site settings. CTI also provides reports to facilitate the satisfaction of certain reporting requirements of the Health Plan Employer Data and Information Set and the "ORYX" initiative of the Joint Commission on the Accreditation of Health Care Organizations.

CPS:PHARMACY BENEFIT MANAGEMENT AND SPECIALTY MAIL-ORDER PHARMACY SERVICES

     CPS offers HMO, PPO, at-risk physician groups, self funded employer benefit plans, labor organizations and other managed care customers pharmacy benefit management and specialty mail-order pharmacy services. The pharmacy benefit management services include on-line claims administration, formulary management and drug utilization review through a nationwide network of over 51,000 retail pharmacies. As of December 31, 1999, the company had approximately 60 such arrangements in place for pharmacy benefit management services.

     CPS's specialty mail-order pharmacy service offers centralized distribution, compliance monitoring, patient education and clinical support to patients with specialized needs. In particular, CPS has focused its marketing efforts on patients with organ transplants, HIV/AIDS, growth deficiencies and other chronic conditions. As of December 31, 1999, CPS had approximately 6,200 active patients receiving its specialty mail-order pharmacy services.

     During 1999, CPS pursued the development of the capability to offer and sell its specialty mail-order pharmacy products, services and supplies over the Internet. Completion of this project is estimated to be the end of the second quarter in 2000.

     The CPS division operates from its centralized facility located in Orlando, Florida which opened in March 1999, replacing its former centralized facility located in Omaha, Nebraska. Both facilities were operational for much of 1999, with the Omaha facility serving a support role as the transition was made to Orlando. The Omaha facility continues to service local payer relationships and the Orlando facility serves as the primary CPS call center and specialty mail-order pharmacy location. CPS also maintains four other satellite pharmacy operations to satisfy specific local customer and payer requirements. One of the satellites functions as a walk-in retail pharmacy and is located in a large hospital. CPS closed its Plainview, New York satellite pharmacy effective February 2000.

     The CPS division is managed by a division President who reports to the company's Chief Executive Officer. Reporting to the CPS President is a Vice President of Operations, several directors, and sales and marketing personnel. The Vice President has directors and managers reporting to him that handle specific operations and tasks. CPS utilizes a management information system that was developed specifically for supporting its business operations. The system facilitates referral intake, benefit authorizations, member eligibility and claims submission functions.

     In August 1999, the company announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for CPS. With the assistance of its investment advisor, the company is currently conducting an auction of the CPS division. The company cannot predict whether a sale will occur or what the proceeds would be from any sale.

RESOURCE NETWORK SUBSIDIARIES: ANCILLARY NETWORK MANAGEMENT SERVICES

     The Resource Network Subsidiaries ("R-Net") offered ancillary network management services to HMOs, PPOs, at-risk physician groups and other managed care organizations for the home health services offered under their benefits plans. As of January 1, 1999, R-Net was providing its services to its customers' plans that covered approximately 3.5 million lives. Typically, a network of home health service vendors managed by R-Net included providers of home infusion, home nursing, durable medical equipment, respiratory therapy, home hospice, medical supplies, women's health, orthotics, prosthetics and other home health services identified by the customer. Each network provider was contracted with R-Net and received referrals of patients from R-Net. Where appropriate, the company's infusion and CPS divisions participated in the provider networks established by R-Net.

     The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. The Resource Network Subsidiaries are being liquidated in the Chapter 11 proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 proceedings were originally initiated with the filing on August 19, 1999 of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. Subsequently, both Resource Network Subsidiaries filed voluntary petitions for relief on November 12, 1999. See Item 3. "Legal Proceedings."

     For most of 1999, R-Net operated from its two primary call centers and three satellite offices. The division's call center located in Whippany, New Jersey was opened in 1998 for the purposes of replacing its former Totowa, New Jersey call center with a suitable facility for rendering the services required of R-Net under the Master Agreement with Aetna that was signed in April 1998. R-Net also maintained a call center in Houston, Texas. Together, R-Net's primary call centers provided administrative services for the division and management and intake services for several payer customers. The R-Net satellite offices were devoted to servicing the members of only one or two local customers. All of the R-Net locations have effectively been closed in connection with the liquidation of R-Net. A Chief Restructuring Officer who has replaced former senior management personnel currently manages R-Net.

REIMBURSEMENT OF SERVICES

     Virtually all of Coram's operating revenue in each of its lines of business is derived from third-party payers, including private insurers, managed care organizations such as HMOs and PPOs, at-risk physician groups, and governmental payers such as Medicare and Medicaid. Like other medical service providers, Coram experiences lengthy reimbursement periods in certain circumstances as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, documentation, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. Coram continues to focus on the processing of clean claims and the careful screening of new cases to determine that adequate reimbursement will be available and will be received in a timely manner.

     In certain instances, fixed fee or capitated fee arrangements are utilized. Under a capitated fee arrangement, Coram would agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. Before establishing the appropriate per member per month fee, Coram typically reviews utilization data provided by the payer customer and/or other available utilization data. In some instances, the per member per month rates will be adjusted or reconciled periodically to reflect actual utilization to prevent excess losses by the company or excess expense outlays by the payer customer. As of December 31, 1999, the number of capitated contracts to which the Infusion division was a party was six. Monthly revenue derived from capitated contracts is not material in relation to the consolidated monthly revenue, as of December 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations:
Background."

     Reimbursement coverage is provided through private sources, such as insurance companies, self-insured employers and patients, and through the Medicare and Medicaid programs. The Healthcare Financing Administration has developed, for use in the Medicare Part B program, a national fee schedule for respiratory therapy, home medical equipment and infusion therapy which provides reimbursement at 80% of the amount of any fee on the schedule. The remaining 20% co-insurance portion is the obligation of secondary insurance and/or the patient. Private indemnity payers typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payers, although net revenue and gross profits from both private and other third-party non-governmental payers have been affected by the continuing efforts to contain or reduce reimbursement for health care. An increasing percentage of Coram's revenue has been derived in recent years from agreements with HMOs, PPOs, other managed care providers and other contracted payers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts and provide opportunities to generate greater volume than traditional indemnity referrals. A substantial amount of the revenue Coram receives from the Medicare program originates from the Part B program.

COMPETITION

     The alternate site infusion therapy, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy markets are all highly competitive. Some of Coram's current and potential competitors in these lines of business include:

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

     (v) large national mail order pharmacies, including mail order pharmacies affiliated with or owned by managed care organizations; and

     (vi)   retail pharmacy stores.

     Coram has experienced increased competition, particularly in its alternate site infusion therapy business, from hospitals and physicians that have sought to increase the scope of services offered through their facilities, including services similar to those offered by Coram.

     Coram competes on a number of factors, including quality of care and service, reputation within the medical community, geographic scope and price. Competition within Coram's three principal lines of business have been affected by the decision of third-party payers and their case managers to be more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payers and their case managers and inclusion within preferred provider and other networks of approved or accredited providers is often a prerequisite to Coram's ability to continue to serve many of its patients. Similarly, Coram's ability to align itself with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by Coram.

     There are relatively few barriers to entry in the local markets which Coram serves. Local or regional companies are currently competing in many of the health care markets served by the company and others may do so in the future. Entrance into the local markets by competitors could cause a decline in sales, loss of market acceptance of Coram's services and price competition. Coram expects to continue to encounter competition in the future that could limit its ability to maintain or increase its market share. Such competition could have an effect on the business, financial condition and results of operations of Coram. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

SALES AND MARKETING

     Coram's alternate site infusion therapy products and services are marketed through its field sales force, branch sales personnel and various media formats to its primary referral sources. In late 1999, the company established product managers for three of its core therapies, nutrition, transplant and hemophilia related services through three Strategic Business Units: Nutrition Services, Transplant Services, and Hemophilia Services. The Vice President for each unit has responsibility for ongoing program development and gathering clinical and sales resources to focus on growing sales in these areas. Reporting to each are product specialists that assist local sales efforts by providing specialized presentations to referral sources and payer customers.

     Substantially all of Coram's new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. The CPS division has its own dedicated sales force that markets its own services to certain payer customers. In addition, these sales people pursue customers identified by the sales personnel employed by Coram's infusion therapy division. Coram's sales forces in each of its lines of business are responsible for establishing and maintaining referral sources. All sales employees receive a base salary plus incentive compensation based on core therapy revenue growth.

     Coram's network of field representatives enable it to market its services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs and insurance companies. Marketing is focused on presenting Coram's clinical expertise tailored to the different customer interests with a specific emphasis on certain key therapies. Specialty marketing and sales support personnel promote products and services that are outside of base infusion therapy.

     As a result of escalating pressures to contain health care costs, third-party payers are participating in certain decisions regarding health care alternatives, using their significant bargaining power to secure discounts and to direct referrals of their enrollees to providers. In response, Coram has directed its sales and development focus to aggressively pursue agreements with third-party payers, managed care organizations and provider networks that provide high quality, cost-effective care. Coram maintains a dedicated sales force in each of its lines of business to enhance its efforts to market and sell its services to managed care payers. In the company's infusion therapy division, managed care sales representatives are deployed in each market with additional resources focused on large national payers. Coram is currently focusing its efforts in its infusion therapy business on increasing referrals through selected managed care agreements with the goal of being the exclusive infusion provider as well as selling specialty programs such as nutrition, anti-infectives, IVIG and services for persons with hemophilia and persons receiving certain types of organ and bone marrow/blood cell transplants.

CUSTOMERS AND SUPPLIERS

     Coram provides alternate site home health care services and products to a large number of patients. Excluding Medicare and Medicaid, which collectively represented 20% of net revenue from continuing operations for 1999, and Aetna U.S. Healthcare and its affiliated payers, including Prudential, which represented 7% of net revenue from continuing operations for 1999, no other single payer accounted for more than 5% of Coram's net revenue for 1999. R-Net no longer provides services under the Master Agreement with Aetna and Aetna notified Coram that, effective April 12, 2000, all of its other service agreements with Coram would be terminated.

     Coram purchases products from a large number of suppliers and considers its relationships with its vendors to be good subject to credit uncertainty. Coram believes that substantially all of its products are available from alternative sources with terms consistent in all material respects to its present agreements. However, the principal supplier of Coram's infusion pumps, Sabratek Corporation, filed for protection under Chapter 11 of the United States Bankruptcy Code in December 1999. Coram has learned that Baxter Corporation is purchasing certain Sabratek assets, including Sabratek's pump manufacturing division and intends to continue to produce the related tubing and infusion sets needed to operate the ambulatory infusion pumps manufactured by Sabratek and used by Coram. The manufacturing process for the related tubing and infusion sets has, however, been disrupted and Coram has received word from Baxter that the delivery of additional tubing and sets will be suspended. Because the infusion tubing and sets required by the Sabratek ambulatory infusion pumps are unique, the company must obtain other infusion pumps while the manufacturing process for the Sabratek tubing and sets is being corrected. While the company believes it can meet the needs of its patients, Coram can not predict what consequences will result from it being forced to obtain alternate ambulatory infusion pumps, tubing and sets. Moreover, the company received word from its supplier of drugs for its patients with alpha 1 antitrypsin deficiency that it was discontinuing the sale of its drug, Prolastin, to all suppliers other than one exclusive pharmacy. Accordingly, the company was forced to discontinue servicing approximately 175 patients as its supply of the needed product was discontinued.

GOVERNMENT REGULATION

     General. The federal government and all states in which Coram is currently operating regulate various aspects of Coram's business. In particular, Coram's operations are subject to extensive federal and state laws regulating, among other things, the provision of pharmacy, home care, nursing services, ancillary network management services, health planning, health and safety, environmental compliance and toxic and medical waste disposal. Coram is also subject to fraud and abuse and self-referral laws, which affect its business relationships with physicians and other health care providers and referral sources and its reimbursement from government payers. Generally, all states require infusion companies to be licensed as pharmacies and to have appropriate state and federal registrations for dispensing controlled substances. Some states require infusion companies to be licensed as nursing or home health agencies and to obtain medical waste permits. In addition, certain company employees are subject to state laws and regulations governing the ethics and professional practices of pharmacy and nursing.

     Coram may also be required to obtain certifications or register in order to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established certificate of need programs regulating the establishment or expansion of health care operations, including certain of Coram's operations. The failure to obtain, renew or maintain any of the required regulatory approvals, certifications, registrations or licenses could adversely affect Coram's business and could prevent the location involved from offering products and services to patients, and/or from billing third party payers. Coram's operating results could be adversely affected, directly or indirectly, as a result of any such actions. Coram believes it complies in all material respects with these and all other applicable laws and regulations. The health care services industry will continue to be subject to pervasive regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of Coram will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not result in a material adverse change to the company.

     Fraud and Abuse. Coram's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) that imposes criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by federal health care programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in the federal health care programs. Federal health care programs have been defined to include any plan or program that provides health benefits which is funded by the United States Government and commonly include Medicare, Medicaid and Civilian Health and Medical Program of the Uniformed Services, among others. Administrative exclusion and civil monetary penalties for anti-kickback violations can also be imposed through an administrative process. Federal enforcement officials may also attempt to use other general federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $10,000 per claim plus treble damages, and permits private persons to sue on behalf of the government. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered, but has not yet adopted, federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payer source.

     In addition to the payment or receipt of illegal remuneration for the referral or generation of federal healthcare program business, the fraud and abuse laws cover other billing practices that are considered fraudulent (such as presentation of duplicate claims, claims for services not actually rendered or for procedures that are more costly than those actually rendered) or abusive (such as claims presented for services not medically necessary based upon a misrepresentation of fact) subject to the same remedies described above.

     Similarly, a large number of states have varying laws prohibiting certain direct or indirect remuneration between health care providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these laws include loss of licensure, exclusion from state funded programs, and civil and criminal penalties.

     Prohibition on Physician Referrals. Under the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid program to an entity with which the physician has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. Aspects of Coram's business which are "designated health services" for purposes of Stark II include outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between, the physician and the provider. Coram has financial relationships with physicians and physician owned entities in the form of medical director agreements and services agreements pursuant to which the company provides pharmacy products. In each case the relationship has been structured using an arrangement the company believes to be consistent with applicable exceptions set forth in Stark II, such as the personal services arrangements exception or the exception for payments by a physician for items and services.

     In addition, the company is aware of certain referring physicians that have had a financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in certain companies with equity above certain levels. As of December 31, 1999, the company complied with the requirements of such exception. However, there can be no assurance that the ownership of shares of Coram common stock by referring physicians will continue to fit within the public company exception of Stark II because the public company exception requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or during the last three fiscal years. At the end of Coram's 1999 fiscal year, its level of stockholders' equity was well below the required level, but average stockholders' equity over the prior three years was above the required level. Without an increase in Coram's stockholders' equity level prior to the end of the fiscal year ending December 31, 2000, Coram would no longer qualify for such exception and would be forced to cease accepting referrals of patients with government sponsored benefit programs from physicians who own shares of Coram's common stock. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

     Under Stark II, an entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity can also receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs. In addition, a number of the states in which the company operates have similar prohibitions on physician self-referrals with similar penalties. Although the company believes it has structured its financial relationships with physicians to comply with such Stark II and applicable state law equivalents, a failure to comply with the provisions of such laws could have a material adverse effect on the company.

     Other Fraud and Abuse Laws. The False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in civil penalties and forfeitures and exclusion from the Medicare and Medicaid programs. The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters." The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any health care benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Recently, the federal government has made a decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in health care. A failure to comply with any of the fraud and abuse laws could have a material adverse effect on the company.

     Medicare and Health Care Reform. As part of the Balance Budget Act of 1997 (the "BBA"), Congress made numerous changes that affect the participation of Part A certified home health agency providers and Part B suppliers like Coram in the Medicare program.

     Pursuant to regulations proposed under the BBA, Part A certified home health agencies will be required, as a condition of their participation in Part A of the Medicare program, to post surety bonds. The bonds are to be used to secure such entities' performance and compliance with Medicare program rules and requirements. The regulations applicable to Medicare certified home health providers, as originally published, would require each Medicare certified home health provider to obtain a surety bond in an amount equal to the greater of 15% of the annual amount Medicare paid to the provider in the prior year (up to a maximum of $3,000,000) or $50,000. The Balanced Budget Refinement Act of 1999 ("BBRA") modified the surety bond amounts to require the lesser of 10% of the annual amount Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while HCFA reviews the bonding requirements. HCFA has indicated that the new compliance date will be sixty days after the publication of the final rule. Coram believes, based upon currently available information derived from its discussions with surety bond brokers and organizations that issue surety bonds, that the necessary bonds will not be generally available to home health providers until HCFA revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of March 15, 2000, the company had only three Medicare certified home health providers, none of which has obtained a surety bond.

     Coram understands that HCFA will be issuing separate surety bond regulations applicable to Part B durable medical equipment suppliers. If the regulations applicable to Part B suppliers are similar to those published for Part A providers, Coram would be required to post bonds for each of its branches that participate in the Part B program in the same amounts as those described above for Part A home health service providers. Virtually all of Coram's branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being required by state Medicaid programs. If Coram is required to post surety bonds under the Medicare and Medicaid programs for each of its Part A home health agency providers and Part B durable medical equipment supplier locations, Coram would be required to obtain bonds in the minimum face amount of approximately $17.5 million. If Coram is not able to obtain all of the necessary bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources -- Part A and Part B Medicare Surety Bonds."

     The BBA also reduced reimbursement for oxygen and oxygen related therapies by 25% effective January 1, 1998, with an additional 5% reduction effective January 1, 1999. In addition, the BBA eliminated the consumer price index updates for payments for durable medical equipment and "reasonable charge" payments for parenteral and enteral nutrients, supplies and equipment for the next five years, thereby "freezing" the payment amount for such items until the year 2003. The BBRA restored a portion of the durable medical equipment payments by increasing the fee schedule by 0.3% in 2001 and 0.6% in 2002. The BBA also initiated the implementation of a prospective payment system for home health services for cost reporting periods beginning on or after October 1, 1999. This date subsequently was changed to October 1, 2000. On October 28, 1999, HCFA issued a proposed rule to implement the home health prospective payment system. Under the proposed rule, Medicare would pay home health agencies for each covered 60-day episode of care. Payment would be determined based on the care needs of the patients, as determined by a standardized assessment tool used to assess patient needs. Agencies would also be eligible for outlier payments if the costs of care of an individual beneficiary were significantly higher than the specified payment rate. HCFA intends to finalize the implementing regulations by the statutory effective date of October 1, 2000. The BBRA also delayed the 15% reduction in the base payment rates for home health agencies until October 1, 2001. HCFA has indicated that the 15% cut will not be necessary. However, Congress would still need to repeal the 15% payment reduction. The BBA also authorized certain demonstration projects for competitive bidding of, at a minimum, oxygen and oxygen equipment, through December 31, 2002. The first competitive bidding project, underway in Polk County, Florida, is using payment rates that are between 13 and 31 percent lower than Medicare's existing fee schedule for five categories of products including enteral nutrition equipment and supplies and urological supplies. A second competitive bidding project is being designed in the San Antonio area, and is scheduled to become effective in January 2001. While the final details of the prospective payment and future competitive bidding systems are unclear, there can be no assurance that adoption of these systems, and the reductions and freezes described above, will not result in a material decrease in the amount of reimbursement Coram receives from the Medicare program for the services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion services Coram may provide in the future.

     Further statutes or regulations may be adopted which would impose additional requirements in order for Coram to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect its business operations. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care services and to manage and contain their cost. Coram is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or whether such changes, if made, will have a material adverse effect on its business, financial position and results of operations.

     State Laws Regarding Fee Splitting, Provision of Medicine and
Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although Coram believes its operations as currently conducted are in material compliance with existing applicable laws, certain aspects of Coram's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that review of Coram's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of Coram or that the health care regulatory environment will not change so as to restrict its existing operations or its expansion.

     Most states have laws regulating insurance companies and HMOs. Coram is not qualified in any state to engage in either the insurance or HMO business, but Coram had registered one of its R-Net subsidiaries as a risk-taking preferred provider organization in one state. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third-party payers, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk-sharing arrangements by and among such providers. State regulators are also reviewing whether risk-bearing entities are subject to insurance or HMO regulation. Coram believes that its practices are consistent with those of other health care companies and do not constitute licensable HMO or insurance activities. To the extent such licenses may be required, Coram will make the necessary filings and registrations to achieve compliance with applicable law. However, given the limited regulatory history with respect to such practices, there can be no assurance that states requiring licensure will not attempt to assert jurisdiction. If the states pursue actions against Coram and/or its customers, Coram may be compelled to restructure or refrain from engaging in certain business practices.

     Pharmacies and Home Health Agencies. Each of Coram's pharmacies is licensed in the states in which it is located and in the states where its products are delivered. Each of these pharmacies also has a Controlled Substances Registration Certificate issued by the Drug Enforcement Administration of the United States Department of Justice. Many states in which the company operates also require home infusion companies to be licensed as home health agencies. The failure of a branch facility to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect the existing operations of that branch facility.

     Other Regulations. Coram's operations are subject to various state hazardous and medical waste disposal laws. The laws currently in effect do not classify most of the waste produced during the provision of the company's services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. OSHA regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all health care facilities, including the company's branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. Furthermore, employers are required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record keeping requirements. The company believes it is in material compliance with the foregoing laws and regulations.

     T(2) Medical Settlement and Compliance Activities. In September 1994, T(2) Medical, entered into a settlement agreement with the United States (the "T(2) OIG Settlement Agreement") settling claims arising out of an investigation by the Department of Health and Human Services Office of Inspector General ("OIG") into certain operations of T(2) Medical, which occurred prior to the Four-Way Merger that created Coram. T(2) Medical, in expressly denying liability, agreed to a civil order which enjoins it from violating federal anti-kickback and false claims laws related to Medicare/Medicaid reimbursement. The T(2) OIG Settlement Agreement imposed certain restrictions upon the types of relationships that T(2) Medical may have with referring physicians and imposed a five-year reporting obligation upon T(2) Medical. In September 1999, the company submitted to the OIG its final report under the Settlement Agreement. In March 2000, the OIG confirmed that Coram's obligations under the Settlement Agreement have concluded.

     Coram has implemented measures to ensure compliance with applicable law and has engaged Richard P. Kusserow, the former Inspector General of the Department of Health and Human Services, as a consultant to assist Coram in its continued development and administration of its compliance program. Coram's internal regulatory compliance review program is intended to deal with legal, regulatory and ethical compliance issues. However, no assurance can be given that Coram's business arrangements, present or past (or those of its predecessors or divested subsidiaries, affiliates or partnerships), will not be the subject of an investigation or prosecution by a federal or state governmental authority in the future. Such investigation could result in any, or any combination, of the penalties discussed above depending upon the agency involved in such investigation and prosecution.

     Coram regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed it in material noncompliance with any applicable statute or regulation. The health care service industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by Coram. Any loss by Coram of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

EMPLOYEES

     As of December 31, 1999, Coram had approximately 2,600 full-time equivalent employees (3,340 full and part-time employees). None of Coram's employees is currently represented by a labor union or other labor organization, or covered by a collective bargaining agreement. Approximately 35% of the employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, billing and reimbursement, branch operations, clinical coordinators, financial and systems professionals. The company believes that its employee relations are good.

ITEM 2. PROPERTIES

     The company's headquarters are located in Denver, Colorado and consist of approximately 27,000 square feet of office space leased through August 2001. CPS's call center and specialty mail order pharmacy facility located in Orlando, Florida occupies approximately 26,000 square feet of office space leased through February 2006. R-Net's principal office and call center located in Whippany, New Jersey occupied approximately 41,000 square feet of office space leased through August 2004, and efforts are being made to sublet or assign the lease for the facility to a third party. As of March 14, 2000, Coram as a whole had approximately 90 facilities throughout the United States and Canada, totaling approximately 1.0 million square feet of facility space with annual rent aggregating approximately $12.8 million. Coram believes that the loss of the lease on any one facility would not materially effect its operations.

ITEM 3. LEGAL PROCEEDINGS

     Coram filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3330) on June 30, 1999. The Coram Complaint sets forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through the R-Net. Coram provided its notice of termination of the Master Agreement effective June 30, 1999. Under the arrangement, that was expected to last for five years, Coram managed and provided home health care services for over 2,000,000 Aetna enrollees in eight states for a stated monthly fee per enrollee. Coram began serving Aetna enrollees under the Master Agreement on approximately July 1, 1998. On June 30, 1999, Coram received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania (Case No. 99-11025). The Aetna Complaint sought specific performance, injunctive relief and declaratory relief to compel Coram to perform under the Agreement, including the payment of compensation to the healthcare providers that have rendered and continue to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputes Coram's right to terminate the Agreement. Coram removed the Aetna Complaint to federal court, and the Aetna Complaint is also pending in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3378).

     On July 20, 1999, Aetna filed a counterclaim against Coram in the federal court lawsuit brought by Coram (Civil Action No. 99-CV-3330). In its counterclaim, Aetna has sued Coram for, among other things, breach of the Master Agreement and fraudulent misrepresentation, contending Coram never intended to perform the Master Agreement, defamation, interference with contractual relations with providers and for interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement. Aetna seeks in excess of $133.0 million in the lawsuit.

     The parties filed summary judgment motions with respect to various claims raised by the other party. In February 2000, the Court issued a series of orders regarding the summary judgment motions filed by the parties. Specifically, the court granted Coram's summary judgment motions regarding the claims for specific performance and injunctive relief made by Aetna in the Aetna Complaint dismissing such claims as moot. The Court also granted a motion dismissing Aetna's counterclaims against Coram and the other related Coram parties for fraud, defamation, interference with contractual relations with providers and for interference with prospective contractual relationships with other companies that allegedly bid for the Master Agreement. Finally, the Court granted Aetna's motion for summary judgement dismissing Coram's claims for misrepresentation, fraud, and rescission. As a result of the Court's rulings, the tort claims of both Coram and Aetna have been dismissed, and each party is pursuing breach of contract claims against the other. Aetna seeks approximately $133 million for its breach of contract claims against Coram and Coram seeks over $45 million for its breach of contract claims against Aetna. The case has been placed on the Court's April 2000 trial calendar.

     Coram intends to pursue its claims against Aetna vigorously and to put forth a vigorous defense against all of the claims brought by Aetna against Coram. Due to the uncertainties inherent in litigation, the ultimate disposition of the Aetna litigation described in the preceding paragraphs cannot presently be determined and no provision has been recorded in the company's Consolidated Financial Statements for any recovery or loss that may result upon resolution of the litigation. The company has, however, established a reserve for the costs associated with litigating the case against Aetna. An adverse outcome in such litigation could have a material adverse effect on the financial position, results of operations and liquidity of the company. See Note 3 to the company's Consolidated Financial Statements.

     On August 19, 1999, a small group of parties with claims against R-Net filed an involuntary bankruptcy petition under Chapter 11 against Coram Resource Network, Inc. ("CRN") in the United States Bankruptcy Court for the District of Delaware. Subsequently, on November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case No. 99-2889 (MFW). The voluntary cases are pending under the style, In Re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW).

     Apria Healthcare, Inc. and one of its affiliates (collectively "Apria") have also filed suit against the company and the Resource Network Subsidiaries in the Superior Court of Orange County, California (Apria Healthcare, Inc. and Apria Healthcare of New York State, Inc. v. Coram Healthcare Corporation, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc, Case No. 813264) regarding Apria's specific provider claims. The claims relate to services that were rendered as part of a network in connection with the Master Agreement with Aetna. Apria's complaint alleges, among other things, that the Resource Network Subsidiaries operated as the alter ego of Coram and, as a result, Coram should be declared responsible for the alleged breaches of the contracts that the Resource Network Subsidiaries had with Apria. The complaint includes requests for declaratory, compensatory and other relief in excess of $1.4 million. A notice has been filed with the Court notifying it of the bankruptcy proceedings and contending that the case has, by operation of certain provisions of the United States Bankruptcy Code, been stayed. If the case is prosecuted against Coram despite the stay of the proceedings, Coram will pursue all available grounds for dismissal and defend itself vigorously in the matter. Due to the uncertainties inherent in litigation, the ultimate disposition of this matter cannot presently be determined and no provision has been recorded in the company's Consolidated Financial Statements for any loss that may result upon resolution of the litigation with Apria. See Note 3 to the company's Consolidated Financial Statements.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of Coram's federal income tax return of the company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the company. Coram has agreed to adjustments of $24.4 million that affect only the net operating loss carryforwards available. Coram does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect the prior years' tax liabilities. On May 14, 1999, Coram received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. Coram is contesting the notice of deficiency through administrative proceedings and litigation, and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of Coram to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. In August 1999, Coram filed a petition with the United States Tax Court contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The IRS Appeals Office currently has jurisdiction over the case. Due to the uncertainty of final resolution, the company's financial statements include a reserve for these potential liabilities. No assurance can be given that the company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the company could be materially adversely affected. See Item 7. "Management's

Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" and Note 10 to the company's Consolidated Financial Statements.

     Coram intends vigorously to defend itself in the matters described above. Nevertheless, due to the uncertainties inherent in litigation and IRS proceedings, the ultimate disposition of the matters described in the preceding paragraphs cannot presently be determined. Accordingly, except for the provision established for the costs of pursuing the litigation against Aetna and the costs for addressing the bankruptcy proceedings related to the R-Net as described in
Note 3 to the company's Consolidated Financial Statements, charges recorded for various litigation settlements that are not individually material to Coram and the reserve established for the tax case as discussed above, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the company's Consolidated Financial Statements. An adverse outcome in any such litigation or proceedings could have a material adverse effect to the financial position, results of operations and liquidity of the company.

     On July 7, 1997, Coram filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by Coram against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with Coram. The case was dismissed from the court in California because of inconvenience to witnesses with a right to re-file in Illinois. Coram re-filed the lawsuit in state court in Illinois. PricewaterhouseCoopers LLP filed a motion to dismiss Coram's lawsuit in the state court in Illinois on several grounds, but their motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss Coram's lawsuit in May 1999, and that motion was dismissed on January 28, 2000. The lawsuit has progressed into the discovery stage. There can be no assurance of any recovery from PricewaterhouseCoopers LLP. See Note 4 and Note 13 to the company's Consolidated Financial Statements.

     Coram is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Prior to March 7, 2000, shares of Coram's common stock had been listed and traded on the New York Stock Exchange under the symbol "CRH". Beginning on March 7, 2000, the shares have been traded through the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. The symbol under which the shares are now traded is "CRHE." The following table sets forth the high and low sale prices of the common stock as reported on the New York Stock Exchange Composite Tape:

                                                          HIGH            LOW
                                                       -----------    -----------
Calendar Year 1998
  First Quarter......................................      3 3/8          2 1/8
  Second Quarter.....................................      3              1 1/2
  Third Quarter......................................      2 11/16        1 5/16
  Fourth Quarter.....................................      2 9/16         1 5/16
Calendar Year 1999
  First Quarter......................................      2 13/16        1 7/16
  Second Quarter.....................................      2 5/8          1 1/2
  Third Quarter......................................      1 5/8           9/16
  Fourth Quarter.....................................      1 1/8           3/8

     As of March 14, 2000, there were 4,850 record holders of the common stock. On March 14, 2000, the last bid for Coram common stock on the Over the Counter Bulletin Board was $0.5313 per share and the last reported ask price was $0.6250 per share. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The trading of company common stock moved to the Over the Counter Bulletin Board following an agreement between the company and the New York Stock Exchange that shares of Coram's common stock no longer met the requirements for trading on the New York Stock Exchange. Coram had received notice in 1999 that it had fallen below the minimum listing criteria of the NYSE, including the minimum share price of $1.00, the minimum market capitalization of $50 million and the minimum equity of $50 million.

     Coram has not paid or declared any cash dividends on its capital stock since its inception and is currently precluded from doing so under its borrowing agreements. Coram currently intends to retain all future earnings for use in the operation of its business. Accordingly, Coram does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will depend upon, among other things, the terms of its borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the company, contractual restrictions and general business conditions.

     Coram did not sell any of its equity securities in the year ended December 31, 1999 that were not registered under the Securities Act of 1933 (the "Act"), as amended.

     The holders of Coram's Series B Convertible Subordinated Notes (the "Series B Notes") have the right to convert the Series B Notes into shares of the company's common stock. In addition, these holders and/or their affiliates are lenders under the Series A Senior Subordinated Notes (the "Series A Notes") of the company, and are lenders under the new senior credit facility pursuant to which they were issued warrants to purchase 1.9 million shares of Coram's common stock. In certain circumstances and assuming conversion of the Series B Notes and exercise of related warrants, such holders may own collectively a majority of the issued and outstanding common stock of the company and be in a position to take steps to control the affairs of the company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" and Note 9 to the company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the company's Consolidated Financial Statements and related notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Amounts are in thousands, except per share data.

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                               1999        1998       1997       1996       1995
                                             ---------   --------   --------   --------   ---------
INCOME STATEMENT DATA:
Net revenue................................  $ 521,196   $445,112   $439,472   $502,830   $ 586,437
Cost of service............................    408,878    326,736    309,693    348,247     440,025
                                             ---------   --------   --------   --------   ---------
  Gross profit.............................    112,318    118,376    129,779    154,583     146,412
Operating expenses:
  Selling, general and administrative
     expenses..............................     96,809     83,337     86,457     97,981     124,141
  Provision for estimated uncollectible
     accounts..............................     28,310     14,845     14,983     27,327      66,933
  Amortization of goodwill.................     10,784     11,139     13,586     15,259      15,307
  Restructuring costs, net(1)..............      5,831     (3,900)        --         --       6,158
  Charge for long-lived assets and acquired
     receivables:
     Goodwill and other long-lived
       assets(2)...........................      9,100         --         --         --     166,373
     Valuation of acquired
       receivables(3)......................         --         --         --         --      37,000
  Provision for (income from) litigation
     settlements(4)........................         --         --   (156,792)    27,875          (7)
                                             ---------   --------   --------   --------   ---------
          Total operating expenses.........    150,834    105,421    (41,766)   168,442     415,905
                                             ---------   --------   --------   --------   ---------
Operating income (loss)....................    (38,516)    12,955    171,545    (13,859)   (269,493)
  Interest income..........................        655      1,086      2,236      1,486       1,494
  Interest expense(5)......................    (29,763)   (32,734)   (75,026)   (78,767)    (49,740)
  Gains on sales of businesses(6)..........         --      1,071     26,744         --          --
  Termination fee(7).......................         --         --     15,182         --          --
  Other income (expense), net..............        740       (266)     1,517      2,114      (2,119)
                                             ---------   --------   --------   --------   ---------
Income (loss) from continuing operations
  before income taxes and minority
  interests................................    (66,884)   (17,888)   142,198    (89,026)   (319,858)
  Income tax expense (benefit).............        440      2,300      7,550    (13,998)    (11,154)
  Minority interest in net income of
     consolidated joint ventures...........      1,470      1,399      7,283      7,698      10,964
                                             ---------   --------   --------   --------   ---------
Income (loss) from continuing operations
  after income taxes and minority
  interests................................    (68,794)   (21,587)   127,365    (82,726)   (319,668)
Discontinued Operations:
  Loss from operations.....................    (28,411)      (108)    (2,105)    (2,288)    (14,381)
  Loss from disposal.......................    (17,618)        --         --         --          --
                                             ---------   --------   --------   --------   ---------
Net income (loss)..........................  $(114,823)  $(21,695)  $125,260   $(85,014)  $(334,049)
                                             =========   ========   ========   ========   =========
Earnings per share:
  Basic
     Income (loss) from continuing
       operations..........................  $   (1.39)  $  (0.44)  $   2.68   $  (1.99)  $   (8.04)
     Loss from discontinued operations.....      (0.93)     (0.00)     (0.04)     (0.06)      (0.36)
                                             ---------   --------   --------   --------   ---------
     Net income (loss).....................  $   (2.32)  $  (0.44)  $   2.64   $  (2.05)  $   (8.40)
                                             =========   ========   ========   ========   =========
  Diluted
     Income (loss) from continuing
       operations..........................  $   (1.39)  $  (0.44)  $   2.34   $  (1.99)  $   (8.04)
     Loss from discontinued operations.....      (0.93)     (0.00)     (0.04)     (0.06)      (0.36)
                                             ---------   --------   --------   --------   ---------
     Net income (loss).....................  $   (2.32)  $  (0.44)  $   2.30   $  (2.05)  $   (8.40)
                                             =========   ========   ========   ========   =========
BALANCE SHEET DATA:
Cash and cash equivalents..................  $   6,242   $     53   $108,950   $ 15,375   $  26,735
Working capital (deficit)..................     38,508     66,261    (11,620)  (132,529)     37,422
Total assets...............................    403,222    421,029    515,252    543,795     679,004
Long-term debt, net of current
  portion(8)...............................    302,662    242,162    150,428    266,641     439,309
Stockholders' equity (deficit).............    (21,699)    92,857    125,026    (21,842)     18,040

---------------

     Earnings per common share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). For further discussion of earnings per share and the impact of Statement 128, see the notes to the company's Consolidated Financial Statements. The financial data prior to 1999 has been restated to conform with the 1999 presentation.

(1) In 1998, it was determined that the original reserve established in 1994 as a result of the Four Way Merger, the "Coram Consolidated Plan" was substantially complete and the reserve was reversed. In 1999, Coram initiated two company-wide restructuring plans and charged $5.8 million to operations as restructure charges. These plans resulted in the closing of facilities and a reduction of personnel. See Note 7 to the company's Consolidated Financial Statements.

(2) In 1995, Coram recorded an impairment loss of $166.4 million related to its home infusion business, of which $158.1 million related to goodwill and $8.3 million related to other long-lived assets. In 1999, Coram recorded an additional $9.1 million charge as a result of impairment of goodwill and other assets.

(3) In 1995, Coram reduced the valuation of the acquired receivables related to the home infusion business acquired from Caremark International, Inc. and Caremark Inc. by an aggregate of $37.0 million, as certain receivables for services rendered prior to the acquisition date of April 1, 1995 were determined to be uncollectible.

(4) The $27.9 million provision for litigation settlements in 1996 includes a non-cash provision of $25.6 million and a cash provision of $0.3 million related to an agreement to settle certain stockholder class actions and certain derivative litigation. The $156.8 million income from litigation settlement recorded in 1997 relates to the settlement of a lawsuit against Caremark resulting from the purchase of the Caremark home infusion business in 1995.

(5) Interest expense increased significantly in 1995 due to increased borrowings to finance the acquisition of the Caremark home infusion business and other acquisitions, merger costs and other working capital requirements, as well as the related amortization of deferred financing costs and warrants. Interest expense decreased significantly in 1998 and 1999 due to a repayment of the company's former senior credit facility and a restructuring of its subordinated debt. The 1999 decrease was assisted by the forbearance of interest from November 15, 1999 through the earlier of (i) resolution of the litigation with Aetna or (ii) May 15, 2000, offset by an increase in the principal amount of the debt and an increase in the interest rate charged on the Series A notes, beginning in April 1999.

(6) In 1998 and 1997, Coram sold its lithotripsy business to Integrated Health Services and recorded a gain on sale of $0.7 million and $26.7 million, respectively.

(7) In 1997, the company received $21.0 million from the termination of a merger agreement with Integrated Health Services pursuant to which Integrated Health Services would have acquired Coram. As a result, the company recorded other income of $15.2 million, representing the $21.0 million termination fee less related costs.

(8) On October 13, 1995, two major lenders of the company, who issued credit in connection with the acquisition of the Caremark home infusion business, agreed to restructure major terms of their debt agreements. As a result of the restructuring, the maturity date was shortened. In March 1996, Coram reclassified a portion of the long-term balance to current. The current portion of long-term debt was $0.4 million, $0.3 million, $150.2 million, $198.0 million, and $67.1 million at December 31, 1999, 1998, 1997, 1996, and 1995, respectively. In 1998, the company's debt instruments were restructured and the maturity dates were extended.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that are based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the company's lack of profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's significant level of outstanding indebtedness; the company's need to obtain additional financing or equity; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; and the company's dependence upon the prices paid by third party payers for the company's services; and certain other factors, all of which are described in greater detail later in this Item 7 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

     General. During 1999, Coram and its subsidiaries were engaged in three principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     Business Strategy. In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research and medical informatics business operated by its subsidiary, CTI. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, IVIG and coagulant and blood clotting therapies for persons with hemophilia. To that end, Coram has established product managers with dedicated sales, marketing and clinical resources aimed at expanding Coram's growth in these areas. Coram has also implemented programs focused on the reduction and control of cost of services and operating expenses, assessment of poorly performing branches and review of branch efficiencies. Coram management is also reviewing the way the company provides nursing care and is implementing changes to its practices to maintain Coram's high level of patient satisfaction and effective clinical results while reducing the actual number of nursing visits. Furthermore, management throughout the company is continuing to concentrate on reimbursement by emphasizing improved billing and cash collections methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations.

     Meanwhile, Coram's other divisions, R-Net and CPS, are being either liquidated or reviewed for divestiture. The liquidation of R-Net is taking place in the proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. In August 1999, Coram announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for CPS. An auction of the CPS division is currently in progress. If Coram is not able to reach an agreement to sell CPS on terms and conditions that are acceptable to Coram, Coram will retain CPS and explore its options.

     While management believes the implementation of its overall business strategy has begun improving operating performance throughout the company, no assurances can be given as to its ultimate success.

     Events that impacted Coram in 1999 or which may impact Coram in the future include, but are not limited to, the termination of the Master Agreement with Aetna and the related litigation, the Chapter 11 bankruptcy proceedings filed by the Resource Network Subsidiaries and their anticipated liquidation, the restructuring of the former credit facilities of Coram and the related reduction of interest expense and the reorganization of the company's operating structure and the related restructuring charge that was recorded during the fourth quarter of 1999. Strategic alternatives and initiatives currently being implemented by Coram include, among others: (i) renewed focus on the growth in sales of the core therapies provided by the infusion division, (ii) the potential divestiture of the CPS division, (iii) the continued investment into and development of services provided by CTI, (iv) cost reduction initiatives and (v) cash collections. Combined, management believes that success in the foregoing will improve Coram's financial prospects and improve and stabilize relationships with payers and referral sources. There can be no assurance that any other strategic alternatives will be consummated or will be available to Coram on commercially acceptable terms.

     Factors Affecting Recent Operating Results. The most significant factors affecting Coram's operating performance and financial condition are as follows:

     (i) the termination of the Master Agreement with Aetna effective June 30, 1999 and the related litigation between Aetna and the company;

     (ii) the Chapter 11 bankruptcy filings involving the Resource Network Subsidiaries and their anticipated liquidation through such proceedings;

     (iii) restructure of the company's credit facilities through the repayment of its former senior credit facility in January 1998, the exchange of its former subordinated debt for the issuance of the Series A Notes and the Series B Notes in June 1998 and subsequent amendments and the establishment of the new senior credit facility in August 1998;

     (iv)   expansion and improved sales efforts in the CPS division;

     (v) reorganization of the company's operating structure resulting in charges primarily in the fourth quarter of 1999;

     (vi) ongoing pricing pressure in the company's infusion business as a result of an unfavorable shift in payer mix from private indemnity insurers to managed care organizations and other contracted payers, and intense competition among infusion providers. The following table sets forth the approximate percentages of the company's infusion therapy net revenue from certain categories of payers for the years ended December 31, 1999, 1998 and 1997:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                            1999     1998     1997
                                            -----    -----    -----
Private Indemnity Insurance and Other
  Non-Contracted Payers...................   20%      25%      27%
Managed Care Organizations and Other
  Contracted Payers.......................   58%      51%      45%
Medicare and Medicaid Program.............   22%      24%      28%
                                            ----     ----     ----
          Total...........................  100%     100%     100%
                                            ====     ====     ====

     (vii) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company, or that have entered into risk-bearing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by the company;

     (viii) a four day increase in the average number of days that elapse between the date that the company, either through its infusion therapy division or through CPS, provides services to a patient and the date that the company actually receives reimbursement for that service from the patient or the applicable third party payer; and

     (ix) increased costs associated with providing certain infusion therapy services offered by Coram, including increased costs for clinical staffing, product delivery, on-call personnel and other volume related costs associated with such therapies combined with increased costs for certain blood and blood derivative products that are in short supply and an increase in the number of patients receiving such therapies.

RESULTS OF OPERATIONS

     The following table shows certain items as a percentage of the company's net revenue for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Net revenue.................................................  100.0%   100.0%   100.0%
Cost of service.............................................   78.4     73.4     70.5
                                                              -----    -----    -----
Gross profit................................................   21.6     26.6     29.5
Operating expenses:
  Selling, general and administrative expenses..............   18.5     18.8     19.7
  Provision for estimated uncollectible accounts............    5.4      3.3      3.4
  Amortization of goodwill..................................    2.1      2.5      3.1
  Restructuring costs, net..................................    1.1     (0.9)      --
  Goodwill and other long-lived assets charge...............    1.7       --       --
  Income from litigation settlement.........................     --       --    (35.7)
                                                              -----    -----    -----
          Total operating expenses..........................   28.9     23.7     (9.5)
                                                              -----    -----    -----
Operating income (loss).....................................   (7.3)     2.9     39.0
Other income (expenses):
  Interest income...........................................    0.1      0.2      0.5
  Interest expense..........................................   (5.7)    (7.3)   (17.1)
  Termination fee...........................................     --       --      3.5
  Gains on sales of businesses..............................     --      0.1      6.1
  Loss on sale of property and equipment....................     --     (0.1)      --
  Other income (expense), net...............................    0.1       --      0.4
                                                              -----    -----    -----
Income (loss) from continuing operations before income taxes
  and minority interests....................................  (12.8)    (4.0)    32.4
  Income tax expense........................................    0.1      0.5      1.7
  Minority interests in net income of consolidated joint
     ventures...............................................    0.3      0.3      1.7
                                                              -----    -----    -----
Income (loss) from continuing operations after income taxes
  and minority interests....................................  (13.2)%   (4.8)%   29.0%
Discontinued Operations:
  Loss from operations......................................   (5.5)    (0.1)    (0.5)
  Loss from disposal........................................   (3.4)      --       --
                                                              -----    -----    -----
          Net income (loss).................................  (22.1)%   (4.9)%   28.5%
                                                              =====    =====    =====

  1999 Compared to 1998

     Discontinued Operations. As discussed in Note 3 to the company's Consolidated Financial Statements, the company restated prior year results due to the discontinuance of R-Net in 1999. Had R-Net been included in continuing operations, the following would have been contributed to the company's operations (in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Net revenue.................................................  $77.3   $61.6
Gross (loss) profit.........................................   (8.0)   13.6
Operating loss..............................................  (46.0)   (0.1)

The following discussion of the results achieved in 1999 compared with the results achieved in 1998 excludes the discontinued operations for R-Net to provide for conformity of the periods presented.

     Consolidated Net Revenue from Continuing Operations. Net revenue increased $76.1 million or 17.1% from $445.1 million in 1998 to $521.2 million in 1999. The net revenue increase can be attributed to i) an increase in infusion therapy business of $36.1 million resulting primarily from an 8.9% increase in net revenue per patient; and ii) a $38.8 million increase in the CPS division resulting from expansion of services and improved sales efforts.

     Consolidated Gross Profit from Continuing Operations. Gross profit decreased $6.1 million from $118.4 million or a gross margin of 26.6% in 1998 to $112.3 million or a gross margin of 21.6% in 1999. The gross margin percent decrease is due to a shift in favor of therapies with higher costs of service partially offset by a gross margin improvement in the CPS division.

     Consolidated Selling, General and Administrative ("SG&A") Expenses. SG&A increased $13.5 million or 16.2 % from $83.3 million in 1998 to $96.8 million in 1999. Of this increase, $5.5 million was related to the expansion of the CPS division. The remaining increase was related to an increase in personnel costs in the normal course of business.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $14.8 million or 3.3 % of net revenue in 1998 compared to $28.3 million or 5.4 % of net revenue in 1999. The increase is due primarily to charges taken by the company in December 1999 relating to certain receivables due from R-Net of $2.5 million and other charges of $11.2 million, relating to certain accounts that have aged over 360 days that are no longer deemed collectible, and receivables due from other health care providers or payers that have filed for protection under applicable bankruptcy or receivership laws.

     Restructuring Costs, Net. During 1999, Coram recorded pre-tax charges of $5.8 million for estimated costs related to the Field Reorganization Plan and the Coram Restructure Plan. Coram substantially completed the consolidation plans reserved for in 1994 and 1995 and reversed restructure charges of $3.9 million in 1998. See Note 7 to the company's Consolidated Financial Statements.

     Goodwill and Other Long-Lived Asset Charge. During 1999, Coram recognized impairment on goodwill and other assets of $9.1 million. The goodwill impairment charge was taken primarily because of the operating losses of certain infusion business branches that resulted following the termination of agreements with Aetna, the discontinuance of R-Net, and other factors. The amount of the impairment charge was determined using forecasted discounted cash flows of those branches with indications of potential impairment of allocated long-lived assets. The forecasted cash flows were based on budgeted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) with an effective 8% growth rate. Additionally a 10% discount rate was used.

     Consolidated Operating Income. Coram recorded operating income of $13.0 million for 1998 compared to an operating loss of $38.5 million for 1999. The decrease is due primarily to charges of $28.6 million and an increase in SG&A expense and the decrease in gross profit margin noted above.

     Interest Expense. Interest expense decreased by $2.9 million or 9.1%, from $32.7 million in 1998 to $29.8 million in 1999 due primarily to decreases of $14.9 million resulting from the completion of the restructuring of the company's former credit facilities, offset by an increase of $3.0 million attributable to draws of $44 million on the senior credit facility, an increase in the principal amounts outstanding under the Series A and Series B Senior Subordinated Unsecured Notes as a result of PIK interest payments and an increase in the interest rate on the Series A Notes. See Notes 4 and 9 to the company's Consolidated Financial Statements.

     Gains On Sales of Businesses. In 1998, the company recorded a gain on the sale of business of $0.7 million in connection with the sale of the remaining component of its lithotripsy business.

     Income Tax Expense. During 1999, Coram recorded income tax expense of $0.4 million compared to $2.3 million in 1998. The 1998 income tax expense is related to a change in estimate related to the IRS examination described in Item 3 "Legal Proceedings."

     Consolidated Net Loss from Continuing Operations. During 1999, Coram recognized a net loss of $68.8 million compared to a net loss of $21.7 million for 1998. As discussed above, the increase in net loss is primarily due to the operating loss offset by a decrease in interest expense and income tax expense in 1999.

     Operating Loss from Discontinued Operations. During December 1999, as a result of the bankruptcy proceeding pending against the Resource Network Subsidiaries, Coram reclassified the operating losses of this division for all prior periods presented to discontinued operations. See Note 3 to the company's Consolidated Financial Statements.

     Loss on Discontinued Operations. During 1999, Coram recorded charges in the aggregate amount of $17.6 million relating to severance, lease obligations, asset impairment, legal costs related to the bankruptcy and wind-down of operations of R-Net. See Note 3 to the company's Consolidated Financial Statements.

  1998 Compared to 1997

     Sale of Lithotripsy Business. As discussed in Note 5 to the company's Consolidated Financial Statements, Coram sold substantially all of its lithotripsy business in 1997. The lithotripsy business provided the following to the company's operations (in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1998   1997
                                                              ----   -----
Net revenue.................................................  $0.7   $37.3
Gross profit................................................   0.4    23.5
Operating income............................................   0.4    17.6

     Discontinued Operations. As discussed in Note 3 to the company's Consolidated Financial Statements, the company restated prior year results for the discontinuance R-Net in 1999. Had R-Net been included in the continuing operations, the following would have been contributed to Coram's operations (in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Net revenue.................................................  $61.6   $20.3
Gross profit................................................   13.6     5.8
Operating loss..............................................   (0.1)   (2.1)

The following discussion of Coram's financial condition and results of operations during 1998 and 1997 includes separate disclosure of the impact of the lithotripsy business and is restated to exclude the discontinued operations for R-Net for conformity of the periods presented.

     Consolidated Net Revenue from Continuing Operations. Net revenue increased $5.6 million or 1.3% from $439.5 million in 1997 to $445.1 million in 1998. The increase in Net Revenue Excluding the Lithotripsy

Business of $42.3 million was offset by a decline in net revenue as a result of the sale of the lithotripsy business, as noted above.

     Net Revenue Excluding the Lithotripsy Business. Net revenue increased $42.3 million or 10.5%, from $402.2 million in 1997 to $444.5 million 1998. The net revenue increase can be attributed to i) an increase in alternate site infusion therapy business of $23.0 million resulting primarily from an increase in patient census of 4.0%; and ii) a $19.5 million increase in the CPS division resulting from expansion of services and improved sales efforts.

     Consolidated Gross Profit from Continuing Operations. Gross profit decreased $11.4 million from $129.8 million or a gross margin of 29.5% in 1997 to $118.4 million or a gross margin of 26.6% in 1998. The increase in Gross Profit Excluding the Lithotripsy Business of $11.7 million was offset by a reduction due to the sale of the lithotripsy business of $23.1 million. The gross margin percent decrease is due to the sale of the lithotripsy business which had a higher gross margin percentage than the other lines of business in 1998.

     Gross Profit Excluding the Lithotripsy Business. Gross profit increased $11.7 million from $106.3 million or a gross margin of 26.4% in 1997 to $118.0 million or a gross margin of 26.5% in 1998. The increase results primarily from the increase in net revenue noted above.

     Consolidated Selling, General and Administrative ("SG&A") Expenses. SG&A decreased $3.2 million or 3.6% from $86.5 million in 1997 to $83.3 million in 1998. The sale of the Lithotripsy Business contributed to a $3.2 million decrease offsetting the increase noted in S G&A Expenses Excluding the Lithotripsy Business.

     SG&A Expenses Excluding the Lithotripsy Business. There was a minimal increase in SG&A from $83.2 million in 1997 to $83.3 million in 1998.

     Provision for Estimated Uncollectible Accounts from Continuing
Operations. The provision for estimated uncollectible accounts was $15.0 million or 3.4% of net revenue in 1997 compared to $14.8 million or 3.3% of net revenue in 1998. The decrease is due primarily to the company's continuing concentration on collection efforts and an increase in the capitated portion of net revenue in 1998. The sale of the lithotripsy business did not have a material impact on the decrease.

     Consolidated Amortization of Goodwill. Amortization of goodwill decreased $2.5 million from $13.6 million in 1997 to $11.1 million in 1998 due to the sale of the lithotripsy business which had $2.6 million of goodwill amortization in 1997.

     Amortization of Goodwill Excluding the Lithotripsy Business. Amortization of goodwill increased $0.1 million from $11.0 million in 1997 to $11.1 million in 1998. The increase in amortization is due to the minimal acquisition activity that occurred in 1998.

     Restructuring Costs, Net. The company substantially completed the consolidation plans reserved for in 1994 and 1995 and reversed restructure charges of $3.9 million in 1998. See Note 7 to the company's Consolidated Financial Statements.

     Provision for (Income from) Litigation Settlement. During 1997, Coram recorded income from litigation settlement, net of related costs, of $156.8 million in connection with the settlement of a lawsuit against Caremark resulting from the purchase of the Caremark Business in 1995. See Notes 4 and 13 to the company's Consolidated Financial Statements.

     Consolidated Operating Income (Loss) from Continuing Operations. Coram recorded operating income of $171.5 million for 1997 compared to $13.0 million for 1998. The decrease is primarily due to the litigation settlement in 1997 of $156.8 million and the sale of the lithotripsy business which had $17.6 million of operating income in 1997.

     Operating Income Excluding the Lithotripsy Business. Coram recorded operating income of $154.0 million for 1997 compared to $12.6 million for 1998. The decrease is due primarily to non-recurring income of $156.8 million from the settlement of the Caremark lawsuit offset by the growth of operations in 1998 of $13.5 million.

     Interest Expense. Interest expense decreased by $42.3 million or 56.4%, from $75.0 million in 1997 to $32.7 million in 1998 due primarily to decreases of: (i) $24.1 million resulting from the completion of the restructuring of the company's former credit facilities; (ii) $4.8 million related to the payment-in-kind notes issued in 1995 in connection with the acquisition of the Caremark business and forgiven in June 1997 as part of the settlement of the Caremark lawsuit; and (iii) $9.3 million resulting from the payment and termination of the former senior credit facility. See Notes 4 and 9 to the company's Consolidated Financial Statements.

     Gains On Sales of Businesses. In 1997, Coram recorded a gain on the sale of business, net of related costs, of $26.7 million in connection with the sale of its lithotripsy business. See Note 6 to the company's Consolidated Financial Statements.

     Termination Fee. Coram recorded termination fee income, net of related costs, of $15.2 million in 1997 in connection with the termination of the proposed merger with Integrated Health Services. See Note 5 to the company's Consolidated Financial Statements.

     Income Tax Expense. During 1998, Coram recorded income tax expense of $2.3 million compared to $7.6 million in 1997. The 1997 income tax expense is related to the gain on the sale of the lithotripsy business and income from settlement of the Caremark Lawsuit.

     Consolidated Net Income (Loss) from Continuing Operations. During 1998, Coram recognized a net loss of $21.6 million compared to net income of $127.4 million for 1997. In addition to the explanation of the change noted below, the lithotripsy business contributed $11.7 million of net income in 1997.

     Net Income (Loss) from Continuing Operations Excluding the Lithotripsy Business. During 1998, Coram recognized a net loss of $21.9 million compared to net income of $115.6 million for 1997. The change in net income is primarily due to income from litigation settlement, gain on sale of business and termination fee totaling $198.7 million in 1997 offset by an increase in operating income before income from litigation settlement of $13.5 million and a reduction of 1998 expenses for interest of $42.3 million and income taxes of $5.3 million.

     Operating Loss from Discontinued Operations. During December 1999, as a result of the bankruptcy proceedings pending against the Resource Network Subsidiaries, the company reclassified the operating losses of this division for all prior periods presented to discontinued operations. See Note 3 to the company's Consolidated Financial Statements.

QUARTERLY RESULTS (UNAUDITED)

     The following summarizes selected quarterly financial information with respect to the company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

                                            1999 QUARTER ENDED                          1998 QUARTER ENDED
                                 -----------------------------------------   -----------------------------------------
                                 DEC. 31    SEPT. 30   JUNE 30    MAR. 31    DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net revenue....................  $134,338   $132,939   $129,571   $124,348   $127,710   $113,933   $105,552   $ 97,917
Cost of service................   108,638    102,370    101,150     96,720     92,682     84,522     77,846     71,686
                                 --------   --------   --------   --------   --------   --------   --------   --------
Gross profit...................    25,700     30,569     28,421     27,628     35,028     29,411     27,706     26,231
Operating expenses:
  Selling, general and
    administrative Expenses....    30,718     23,538     23,612     18,941     24,562     20,209     19,397     19,169
  Provision for estimated
    uncollectible accounts.....    16,431      3,690      4,141      4,048      4,170      3,608      3,468      3,599
  Amortization of goodwill.....     2,625      2,711      2,716      2,732      2,802      2,794      2,778      2,765
  Restructuring costs, net.....     4,881         --         --        950     (3,900)        --         --         --
  Goodwill and other long-lived
    asset charge...............     9,100         --         --         --         --         --         --         --
                                 --------   --------   --------   --------   --------   --------   --------   --------
        Total operating
          expense..............    63,755     29,939     30,469     26,671     27,634     26,611     25,643     25,533
                                 --------   --------   --------   --------   --------   --------   --------   --------
Operating income (loss)........   (38,055)       630     (2,048)       957      7,394      2,800      2,063        698
Other income (expenses):
  Interest income..............       140        216        244         55        133        299        213        441
  Interest expense.............    (7,570)    (8,110)    (7,524)    (6,559)    (6,362)    (6,114)    (6,083)   (14,175)
  Gains (losses) on sales of
    businesses.................        --         --         --         --         25         --        746        300
  Other income (expense),
    net........................       307        355        (70)       148       (386)       105        (18)        33
                                 --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from continuing
  operations before income
  taxes and minority
  interests....................   (45,178)    (6,909)    (9,398)    (5,399)       804     (2,910)    (3,079)   (12,703)
  Income tax expense...........        65        125        175         75        450        450        400      1,000
  Minority interest in net
    income of Consolidated
    joint ventures.............       287        176        579        428        425        261        302        411
                                 --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from continuing
  operations after income taxes
  and minority interests.......   (45,530)    (7,210)   (10,152)    (5,902)       (71)    (3,621)    (3,781)   (14,114)
Discontinued Operations:
  Income (loss) from
    operations.................     1,870     (7,957)   (27,841)     5,517        877        772       (747)    (1,010)
  Loss from disposal...........   (17,618)        --         --         --         --         --         --         --
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)..............  $(61,278)  $(15,167)  $(37,993)  $   (385)  $    806   $ (2,849)  $ (4,528)  $(15,124)
                                 ========   ========   ========   ========   ========   ========   ========   ========
Earnings (loss) per common
  share........................  $  (0.91)  $  (0.15)  $  (0.21)  $  (0.12)  $   0.00   $  (0.07)  $  (0.08)  $  (0.29)
                                 ========   ========   ========   ========   ========   ========   ========   ========
Earnings per share:
  Basic
    Income (loss) from
      continuing operations....  $  (0.91)  $  (0.15)  $  (0.21)  $  (0.12)  $   0.00   $  (0.07)  $  (0.08)  $  (0.29)
                                 --------   --------   --------   --------   --------   --------   --------   --------
    Income (loss) from
      discontinued
      operations...............     (0.32)     (0.16)     (0.56)      0.11       0.02       0.02      (0.02)     (0.02)
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)..............  $  (1.23)  $  (0.31)  $  (0.77)  $  (0.01)  $   0.02   $  (0.05)  $  (0.10)  $  (0.31)
                                 ========   ========   ========   ========   ========   ========   ========   ========
  Diluted
    Income (loss) from
      continuing operations....  $  (0.91)  $  (0.15)  $  (0.21)  $  (0.12)  $   0.00   $  (0.07)  $  (0.08)  $  (0.29)
                                 --------   --------   --------   --------   --------   --------   --------   --------
    Income (loss) from
      discontinued
      operations...............     (0.32)     (0.16)     (0.56)      0.11       0.02       0.02      (0.02)     (0.02)
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)..............  $  (1.23)  $  (0.31)  $  (0.77)  $  (0.01)  $   0.02   $  (0.05)  $  (0.10)  $  (0.31)
                                 ========   ========   ========   ========   ========   ========   ========   ========

     The quarterly results have historically varied based upon unusual and infrequently occurring charges. See Note 15 to the company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Coram uses cash generated from operations and cash available credit under its new senior credit facility to fund its working capital requirements and operations. Coram's working capital as of December 31, 1999 was $38.5 million compared to $66.3 million at December 31, 1998, a decrease of $27.8 million. During the twelve months ended December 31, 1999, the primary change in current assets related to (i) an increase in cash and cash equivalents of $6.2 million; (ii) an increase in net accounts receivable of $8.5 million, primarily due to an approximate four day increase in days sales outstanding
(DSO) and additional sales volume at the CPS division offset by an increase in allowance for doubtful accounts of $16.2 million; and (iii) a decrease in inventory of $4.2 million. The increase in cash and cash equivalents was primarily due to borrowings, net of repayments, on the new senior credit facility. Cash was expended to acquire property and equipment for $2.5 million of computer systems and software, $1.8 million for furniture, equipment, and improvements, and the purchase of durable medical equipment for $2.6 million. Total current liabilities increased in the twelve months ended December 31, 1999 primarily due to an increase in the net liability of discontinued operations of $25.8 million, an increase in accounts payable of $8.1 million primarily associated with an increase in days payable outstanding and an increase in accrued merger and restructuring costs of $3.5 million. Of the total net liability of discontinued operations, $31.5 million is related to the Aetna Master Agreement and the other liabilities associated with the obligations being addressed in the bankruptcy proceedings involving the Resource Network Subsidiaries. At this time, Coram cannot estimate the ultimate amount that will be paid to discharge these liabilities. This recorded liability has been decreased by an amount equal to $14.5 million, the amount drawn by Aetna under letters of credit issued by Coram under its new senior credit facility in accordance with the Aetna Master Agreement.

     As of December 31, 1999, the company did not have any material commitments for capital expenditures.

     Under the terms of the company's new senior credit facility, the maximum available to Coram is an amount equal to the lesser of (a) the company's borrowing base as calculated pursuant to the agreement or (b) the total revolving credit commitment of $60.0 million. As of December 31, 1999, the amount available to Coram was $60.0 million. As of such date, the company had used $2.5 million for letters of credit and $44.0 million for revolver borrowings, including $14.5 million relating to the letters of credit that had been delivered to Aetna in accordance with the Master Agreement in 1998 and drawn upon in 1999. As a result, the total available credit under the new senior credit facility was $13.5 million as of December 31, 1999. As of March 16, 2000, the amount available to Coram was also $60.0 million. Of that amount, $40.5 million had been drawn as revolver borrowings and $2.5 million in letters of credit, leaving $17.0 million available as of March 16, 2000.

     As of December 31, 1999, the company was not in compliance with certain financial and other covenants set forth in its principal debt agreements. Coram received waivers with regard to such non-compliance. In addition, Coram's lenders have waived non-compliance with certain covenants under the new senior credit facility through the period ending December 31, 2000. There can be no assurance as to whether other covenant violations or defaults will occur in future periods and whether any necessary waivers will be forthcoming at that time. The company also entered into the Amendment Three and Forbearance in respect of the Securities Exchange Agreement, dated as of November 15, 1999, whereby no interest would be due on the Series A and Series B Notes for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000.

     As previously stated, Coram is in a dispute with the IRS regarding certain tax refunds previously received by the company. Should it not prevail in the majority of the issues in dispute, Coram would need to access funds that could be in excess of $12.7 million. Furthermore, Coram cannot predict the outcome of the R-Net bankruptcy proceedings or the Aetna litigation. Outcomes unfavorable to the company or unknown additional actions could require Coram to need access to significant additional funds. See Item 3. "Legal Proceedings."

     Coram has experienced pressure on liquidity due to the higher than expected costs of service as described above with respect to the Aetna Master Agreement and Aetna's draws on letters of credit that increased outstanding debt by $14.5 million. Although the company has sought to record a good faith estimate of all service costs related to the Aetna Master Agreement, due to the uncertainties of litigation, there can be no assurance that the exact amount and nature of all such costs can be presently identified. Coram is continuing to assess the impact of the Aetna Master Agreement. Coram has reviewed its business plan for operations in light of the termination of the Aetna Master Agreement, the liquidation of R-Net and the potential sale of the CPS division. Coram's business plan does not provide for financial results that would guarantee sufficient liquidity to discharge debt obligations coming due in Fiscal 2001 or guarantee payment of cash interest on debt during Fiscal 2000.

     Coram is currently in discussions with the holders of the Series A and Series B Notes regarding additional restructuring of the Series A and Series B Notes. Such restructuring would likely include a conversion of a material portion of this debt to some form and amount of equity. The amount, form and timing of any conversion cannot be predicted at this time. The company cannot guarantee that any restructuring agreement or other agreement providing for additional funds to the company will be reached.

     Working Capital. In comparing the year end 1999 with 1998, the primary changes of current assets were: an increase in cash of $6.2 million due primarily to borrowings, net of payments, on the New Senior Credit Facility of $44.0 million offset by purchases of property and equipment of $6.9 million and use of cash in operating activities of $10.5 million; an increase in accounts receivable of $8.5 million due to increases in sales volume and days sales outstanding; and a decrease in inventories of $4.2 million due to inventory management precedures. Significant property and equipment purchases of approximately $0.9 million were made for the R-Net offices for office equipment and furniture, communications systems and software, computer systems and software to service major business agreements; and the purchase of medical pumps and durable medical equipment for $2.6 million to service Coram's infusion operations.

     Total current liabilities changed in 1999 primarily due to: an increase in accounts payable of $8.1 million primarily due to an increase in days payable outstanding, and other current liabilities of $30.0 million primarily due to current net liabilities of discontinued operations associated with the R-Net discontinued operations.

     Part A and Part B Medicare Surety Bonds. As previously discussed under Item
1. Government Regulation, HCFA is reviewing the bonding requirements for providers of home health services and suppliers of durable medical equipment, as a condition of their participation in Part A and Part B of the Medicare program, respectively. The compliance date for having the necessary bonds in place will be sixty days after the publication of the final rule. The company has estimated that it would be required to obtain bonds in the minimum face amount of approximately $11.5 million, if and when such regulations are finalized. Such amounts may be funded in whole or in part through cash generated from operations or the new senior credit facility. Any use of the new senior credit facility could reduce amounts available under this facility to fund other company capital requirements. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such compliance would reduce any available amounts of capital under the new senior credit facility to fund other capital requirements. Coram also believes that another potential source for meeting a bonding requirement would be to obtain bonds through a qualified insurance carrier. No assurance can be given that capital generated by operations, or funds under the new senior credit facility, or coverage from an insurance carrier will be available at a reasonable cost to satisfy these requirements, if finalized.

     Accounts Receivable -- Recent Trends, Conditions and Impact. Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, the spread between collection of payment for service and the company's payment for salaries, supplies and overhead to that service exceeds 40 days. As such, as Coram grows its revenue, the need for working capital increases. As a result, due to the timing difference between cash received from the growth in sales and disbursement of cash to pay the expense associated with these sales, the amount of cash generated from accounts receivable may not be sufficient to cover expenses associated with the growth of the business. The use of the new senior credit facility to fund operations would make less capital available to capital requirements under current financing arrangements. If Coram incurs a significant increase in its days outstanding of accounts receivable, the borrowing base under the terms of the new senior credit facility could be reduced, which in turn would reduce the amount of available credit under the facility.

YEAR 2000 ISSUES

     In 1998, Coram formed a team to identify year 2000 problems. They developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. The company experienced no significant disruptions as a result of the year end date change. Coram intends to monitor other critical dates in the future, such as quarter-end dates. The company used internal and external resources to reprogram or replace, test and implement the software and equipment modifications required under this project. The total cost of the year 2000 project has been approximately $0.8 million to date. No further significant costs are expected at this time.

     The impact of the Year 2000 issues on the company will continue to depend on the way the issues have been addressed by third parties that provide services to the company. To date, Coram has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues.

     Coram has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise.

     The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

RISK FACTORS

  Coram has not been profitable and may not become profitable, in which event its business and stock price could be adversely affected.

     During the two years ended December 31, 1999, Coram has generated a cumulative net loss of $136.5 million. Numerous factors have affected Coram's performance and financial condition to date, including, among others (i) ongoing pricing pressure in Coram's infusion therapy business as a result of a continuing shift in payer mix from private indemnity insurance to managed care and governmental payers and intense competition among infusion providers; (ii) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by Coram; and (iii) increased competition from hospitals and physicians which have entered into risk bearing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by Coram. There can be no assurance that the foregoing factors will not continue to have an adverse effect on the company's financial condition and results of operations in the future.

  The outcome of pending legal proceedings could adversely effect Coram's business.

     As described in Item 3. Legal Proceedings, Coram is involved in several legal disputes, including two material legal disputes. One such dispute is the lawsuit with Aetna over the operation and termination of the Master Agreement that was executed with Aetna in 1998. In the litigation, which is on the court's April 2000 trial calendar, Coram is seeking damages in the amount of $45.0 million or more and Aetna is seeking damages of $133 million or more. The other dispute centers around the company's federal income tax return filed for its tax year ended September 30, 1995. In a case presently pending in Tax Court, the Internal Revenue Service (the "IRS") has claimed that Coram must pay more than $12.7 million in back tax adjustments plus interest and penalties. Coram disagrees with the position taken by the IRS.

     Event though Coram intends to pursue its claims and defend itself vigorously in these matters, the company can not predict the outcome of either of these matters due to the uncertainties inherent in litigation. If Coram does not prevail in either or both of these matters, the financial condition, results of operations and liquidity of the company may be materially adversely affected.

  Operations may be adversely affected by the significant outstanding indebtedness.

     At December 31, 1999, Coram had $91.5 million principal outstanding in the form of Series B Notes at 8.0% interest, and $166.8 million principal outstanding in the form of Series A Notes at 11.5% interest. The company also had $44.0 million outstanding under its senior credit facility at an interest rate of 10% as of December 31, 1999. This indebtedness may make the company more vulnerable to economic downturns, competitive and payer pricing pressures, adverse changes in government regulation or other adverse events or circumstances. In addition, the lenders, pursuant to the new senior credit facility and the Series B Notes are entitled to the benefits of various restrictive covenants, and their consent is required to be obtained for the company to engage in various activities and transactions. This consent could be withheld which could adversely effect the operations of the company. See Item 7. "Liquidity and Capital Resources." and Note 9 to the company's Consolidated Financial Statements.

  Coram will require additional financing and it may not be able to obtain additional financing.

     Coram's Fiscal 2000 business plan does not provide for financial results that would guarantee sufficient liquidity to discharge debt obligations coming due in Fiscal 2001. Without sufficient revisions to Coram's existing debt agreements, there can be no assurance that it will have sufficient liquidity to continue to fund operations. At this time, Coram is not in discussions with any financing sources other than the holders of its existing long term debt instruments to replace or supply any future funding and the company can offer no guarantees that these or any other parties would agree to a restructuring that would provide future liquidity. See Note 9 to the company's Consolidated Financial Statements.

  Coram will require additional equity in order to be able to avoid disruption in accepting referrals of certain patients from physicians who may own shares of Coram common stock.

     Coram has learned that certain physicians have, from time to time, owned shares of its common stock. Under federal law, including certain provisions contained in the Omnibus Budget Reconciliation Act of 1993 commonly know as the Stark II law, the ownership of shares in a health care services provider is a financial relationship subject to federal regulation. For example, the Stark II law prohibits a physician from making Medicare or Medicaid referrals for certain "designated health services," including durable medical equipment, parenteral and enteral nutrition therapy and outpatient prescription drugs, to entities with which the physician or an immediate family member has a financial relationship, unless an exception to the law is available. Referrals to Coram for designated health services after January 1, 2001 by physicians who own Coram stock will be protected by an exception under Stark II for publicly traded corporations if Coram's stockholder equity at December 31, 2000 is $75.0 million, or if Coram has had average stockholder equity of $75.0 million during the preceding three (3) years. Absent such protection, Coram would, before accepting a referral, be required to determine whether the physician (or an immediate family member) owns Coram stock and could not accept referrals where such ownership was present. Therefore, absent a significant increase in stockholder equity, Coram may fail to meet the Stark II exception for the publicly-traded corporations. Failure to meet this exception and operating without the protection of the statutory exception under Stark II that Coram has enjoyed in the past could be extremely onerous and could have a material adverse impact on Coram's business or financial condition because of the costs and uncertainties of compliance and Coram's inability to accept certain referrals after January 1, 2001.

  Holders of Coram common stock may have their ownership interest diluted by the equity conversion rights held by existing debt holders.

     Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively, the "Series B Holders") are holders of the Series B Notes, with an outstanding principal balance of $92.1 million as of March 16, 2000. The Series B Notes mature April 2008, subject to the obligation of Coram to offer to prepay all Series B Notes on the date of maturity of the Series A Notes. The Series B Notes are currently convertible into shares of common stock of Coram at a price of $2.00 per share. In addition, the Series B Holders are holders of warrants to purchase more than 1.9 million shares of common stock of the company at an exercise price of $.01 per share. Based upon the number of shares of common stock currently outstanding, the Series B Holders at a $2.00 conversion price beneficially own in the aggregate approximately 49.3% of the shares of Coram common stock. The Series B Holders would be in a position to generally control the affairs of Coram as well as the outcome of stockholder votes, including votes concerning the election of directors, the adoption of amendments to Coram's Certificate of Incorporation or By-Laws and the approval of significant corporate transactions, including a sale of substantially all of Coram's assets or merger of the company. Such control could also have the effect of delaying or preventing a change in control of Coram.

  Coram may not be able to meet its increased cash requirements.

     Coram has experienced pressures from vendors to tighten payment terms for needed drugs and supplies. Noncompliance with terms could result in the company not having access to the necessary drugs and supplies to maintain or grow its present business. At the same time, Coram has been experiencing increases in the time it takes to receive payment for its services. There can be no assurance that payers will not continue to extend the time they pay Coram for its services, which will cause additional liquidity pressures on the company.

  The company's revenue and profitability are subject to prices paid by third party payers.

     The company receives payment from government programs and insurance companies for the services it provides. The rates paid by these third parties cannot be controlled by the company and may not be sufficient to allow Coram to generate a profit from providing its services. Additionally, managed care payers and even traditional indemnity insurers increasingly are requesting fee structures and other arrangements providing for the assumption by health care providers of all or a portion of the financial risk of providing care. The failure of these third party payers to pay prices high enough to generate profits could have a material adverse effect on the business, results of operation or financial condition of Coram.

  The ongoing shift of services delivered to persons covered under benefit plans funded by governmental or managed care payers could have a material adverse effect on the company's business, financial condition and results of operations.

     Since the inception of Coram's business in 1994, it has been experiencing a shift in its payer sources from private indemnity payers to governmental and managed care payers. Private indemnity payers typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payers. Congress has reduced reimbursement rates applicable to certain home health and durable medical equipment services. Similarly, other legislative and regulatory proposals have been made which, if adopted, would have the effect of reducing the amount received by Coram for its services. Moreover, intense competition among providers of health care services have encouraged managed care payers to continue to reduce the prices paid for services, including the services offered by Coram.

  Coram may find itself unable to procure the products necessary to serve its patients.

     During the last three fiscal years, there has been a national shortage of certain blood and blood derivative products. At times, the company has had difficulty in obtaining the products needed to service its patients and has been forced to pursue such products from costly sources. This led to increases in the costs the company has had to pay to obtain such supplies and has adversely impacted the company's results of operations. In 1999, a manufacturer of a sole source drug, Prolastin, which is used to treat persons with alpha 1 antitrypsin deficiency, ceased making its products available to all pharmacy companies with one exception. Accordingly, the company was forced to discharge a number of patients from its service and direct them to the manufacturer's distributor of the product. This same manufacturer has announced that it may implement similar programs for other drugs that it manufactures including its brand of immunoglobulin. Coram's inability to purchase the pharmaceutical products and supplies required by its patients could have a material, adverse impact on Coram's business.

  Consolidation in the health care industry could give increased pricing power to purchasers of the company's services and reduce the company's revenues and profits.

     Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the health care economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of health care services and to exert pressure to control health care costs. This increased pressure may require the company to reduce its prices or forfeit existing or new business which would have a material adverse effect on its business, financial condition and results of operations.

  Coram faces significant competition and may not be able to compete successfully.

     Coram competes in the alternate site infusion therapy and pharmacy benefit management and specialty mail-order pharmacy markets, each of which is highly competitive. Some of Coram's current and potential competitors include:

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

          (v) large national mail order pharmacies, including mail order pharmacies affiliated with or owned by managed care organizations; and

          (vi)  retail pharmacy stores.

Coram has experienced increased competition, particularly in its alternate site infusion therapy business, from hospitals and physicians that have sought to increase the scope of services offered at or through their facilities or offices, including services similar to those offered by the company and from hospitals and physicians that have entered into risk relationships with managed care organizations pursuant to which they have taken control of certain medical services, including the services offered by the company. Certain of the Coram's competitors in various markets may have superior financial, marketing or managerial resources, size, purchasing power or strategic relationships with providers, referral sources, such as physicians and hospital discharge planners, and traditional indemnity and managed care payers.

     There are relatively few barriers to entry in the infusion therapy services market. Local or regional companies are currently competing in many of the markets served by the company and others may do so in the future. Coram expects its competitors to continue to improve their service offerings and price competitiveness. Coram also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by Coram's competitors could cause a decline in sales, loss of market acceptance of Coram's services or price competition, or make the company's services less attractive. There can be no assurance that Coram will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Coram's business, financial condition and results of operations. See Item 1. "Competition," and Item 7. "Business Strategy" and "Factors Affecting Recent Operating Results."

  The success of Coram's business is dependent on relationships with third parties.

     The profitability of Coram's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payers, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional health providers and insurance companies and large self-insured employers. A central feature of the company's business strategy is to improve its relationships with such third parties in general, and with physicians and physician groups in particular. There can be no assurance that the company will be successful in improving and maintaining such relationships or that the company's existing relationships will be successfully maintained or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of such existing relationships such as the loss of its relationship with Aetna and its affiliated company, Prudential, or the failure to continue to develop and maintain ongoing relationships in the future could have a material adverse effect on the company's business, financial condition and results of operations. See Item 7. "Business Strategy."

  Coram's business may suffer if it is unable to retain key personnel.

     Coram is substantially dependent upon the services of its key executive officers, which include Daniel D. Crowley, Chairman and Chief Executive Officer and Allen J. Marabito, Executive Vice President. The loss of services of any of these executives could have a material adverse affect on the company. The company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of professional personnel. There can be no assurance that the company will be successful in its efforts to attract and retain such personnel.

  Coram may be unable to recruit appropriate personnel, which would have a material adverse effect on its business.

     Coram's continued operation of its business, as well as its future growth and success, depends upon its ability to recruit and retain a staff of professional personnel, including licensed pharmacists and nurses. Certain parts of the United States, including certain states in which the company has operations, are currently experiencing a shortage of these licensed professionals. Coram has been affected by this shortage and believes that its current financial position has made it more difficult for the company to recruit and retain experienced professional personnel. As a result, the company has experienced higher contract labor costs. A continued prolonged shortage of either or both of these types of professionals being available to or interested in working with Coram could have a material adverse effect on the company's business, results of operations and financial condition.

  The price of our common stock may be volatile.

     There has historically been and may continue to be significant volatility in the market price for Coram's common stock. Factors such as actual or anticipated fluctuations in Coram's operating results, new products or services introduced or new contracts entered into by the company or its competitors, conditions and trends in the health care industry including changes in government reimbursement policies, changes in financial estimates by securities analysts, general market conditions and other factors could cause the market price of Coram's common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of health care companies. These broad market fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against Coram. There can be no assurance that such litigation will not occur in the future with respect to Coram. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon Coram's business, financial condition and results of operations.

  The operation of Coram's business is subject to extensive government regulation.

     General. Coram's health care services business is subject to extensive and frequently changing state and federal regulation. Specifically, Coram is subject to state laws governing and regulating several aspects of its business, including home infusion therapy services (including certificates of need and licensure requirements in certain states); dispensing, distributing and compounding of prescription products and home health services. Federal laws governing Coram's activities include regulations of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, the submission of claims for payment and certification of home health agencies. Coram also is subject to certain state and federal laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a prohibited financial relationship exists between a referring physician and the entity providing the service.

     New laws and regulations are enacted from time to time to regulate new and existing services and products in the home infusion, pharmacy and home health industries. Changes in the law or new interpretations of existing laws also could have an adverse effect on the company's methods and costs of doing business. Further, Coram's failure to comply with such laws could adversely affect its ability to continue to provide, or receive reimbursement for, its equipment, products and services, and also could subject Coram and its officers and employees to civil and criminal penalties. There can be no assurance that the company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

     Set forth below is a more detailed discussion of certain factors related to federal and state regulation of Coram and its business.

     Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs, Coram is subject to federal laws and regulations governing its operations, arrangements with other providers and reimbursement procedures and practices. These laws include the federal anti-kickback statute, which prohibits the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a federal health care program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") expanded the government's fraud and abuse elimination efforts. HIPAA, among other provisions, expands the government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payers; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. The applicable federal laws also include prohibitions contained in Stark II, which prohibits referrals by physicians for designated health services, which include outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services, if such physician has a disqualifying investment or compensation relationship with the supplier of such services and no exceptions applies. While Coram believes it has structured its financial relationships with physicians to comply with Stark II, a failure to comply with the provisions of Stark II could have a material adverse effect on the company. In addition, various federal laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

     Many states also have statutes prohibiting the payment or receipt (or the offer or solicitation of) anything of value in return for, or to induce, a referral for health care goods or services. There are several other state statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these state laws vary from state to state, are often vague and have seldom been interpreted consistently by courts and regulatory agencies. In addition, various state laws impose civil and criminal penalties against participants in the Medicaid program who make false claims for payment for services or otherwise engage in false billing practices. Private insurers and various state enforcement agencies have recently increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment areas.

     Enforcement of federal fraud and abuse laws, and regulatory scrutiny generally have increasingly focused on the home health care industry. For example, Medicare fiscal intermediaries have implemented "Wedge" audits, which involve a review of a small sample of patient records to identify non-compliance. Any adverse findings under these types of audits can result in overpayment determinations and offsets against future payments. There can be no assurance that Coram will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable health care laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the company and diversion of management's time and attention. Any such challenge, should it ultimately be sustained or not, could have a material adverse effect on Coram.

     Medicare Certification. Federal regulations governing the Medicare program are also applicable to Coram's home health services. These regulations include an annual review of health care facilities and personnel and provide criteria for coverage and reimbursement. As of December 31, 1999, three of Coram's branches were Medicare certified to provide home health services. A loss of Medicare certification of the company's branch locations that provide such services could have a material adverse effect on Coram.

     Permits and Licensure. Many states require companies providing pharmacy services, home infusion therapy products and services, home health care services, and other products and services of the type offered by Coram to be licensed. Through its subsidiaries, Coram currently is licensed under state law to provide nursing services in 23 states and currently is licensed to provide pharmacy services in 50 states. Coram provides unit dose medications by mail order in various states. Coram has obtained or, in certain cases, is in the process of obtaining, licenses for its mail order pharmacy services from such states.

     Certificates of Need. Many states require companies providing home health care services, home infusion therapy and other services of the type offered by Coram to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If Coram commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the company will be required to obtain a certificate of need with respect to those operations. There can be no assurance that Coram would be able to obtain required certificates of need and the failure to obtain such certificates of need could adversely affect Coram's ability to grow its business.

  Health Care Reform.

     The health care industry continues to undergo significant changes driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for health care providers. Continued growth in managed care and capitated plans have pressured health care providers to find ways of becoming more cost competitive. This has also led to consolidation of health care providers in the company's market areas. Coram's inability to react effectively to these and other changes in the health care industry could adversely affect its operating results.

     In addition, political, economic and regulatory influences are subjecting the health care industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present health care system. It is possible that health care reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require Coram to make significant changes in the way it conducts business. Certain aspects of health care reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material effect upon the company's business. Coram anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon Coram's business, results of operations, and financial condition.

  Insurance may not be sufficient to cover losses from professional liability and products liability exposure.

     The services performed and products sold by Coram involve an inherent risk of professional and products liability. While the company maintains insurance consistent with industry practice, there can be no assurance that the amount of insurance currently maintained will satisfy any claims made against Coram or that it will be able to obtain insurance in the future at commercially reasonable rates or in adequate amounts. Coram cannot predict the effect that any such claims, regardless of their ultimate outcome, might have on its business or reputation or on its ability to attract and retain patients and employees.

  We may be unable to respond to technological change effectively.

     Coram's alternate site infusion business is dependent on physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Intravenous administration is often the most appropriate method for treating critically ill patients and is often the only way to administer proteins and biotechnology drugs. Nonetheless, technological advances in drug delivery systems, the development of therapies that can be administered orally, such as protease inhibitors for the treatment of persons with HIV/AIDS, and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact Coram's alternate site infusion therapy business.

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

     As of December 31, 1999, the company had outstanding long-term debt of $302.7 million of which $166.8 of this outstanding debt that matures in May 2001 bears interest at 11.5% per annum and $91.5 of the outstanding debt matures in April 2008 and bears interest at the rate of 8% per annum. The company also has a New Senior Credit Facility providing for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The facility matures in February 2001 and bears an interest rate of prime plus 1.5%, which was 10.0% as of December 31, 1999. As of December 31, 1999, the company has $44.0 million under the facility. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 9 to the company's Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

     The company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and financial statement schedule at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 and the Report of Independent Auditors are included in this report as indicated on the Index to Financial Statements and Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The following table sets forth certain information concerning each member of the Board of Directors of Coram as of March 16, 2000. Except as provided below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

                                                                                            DIRECTOR
NAME                                                          AGE    POSITION WITH CORAM     SINCE
----                                                          ---    -------------------    --------
Daniel D. Crowley...........................................  52    Chairman of the Board       1999
Donald J. Amaral............................................  47    Director                    1995
William J. Casey............................................  55    Director                    1997
Stephen A. Feinberg.........................................  39    Director                    1998
L. Peter Smith..............................................  50    Director                    1994
Sandra L. Smoley............................................  63    Director                    2000

     Mr. Crowley joined Coram as its Chairman, Chief Executive Officer and President as of November 30, 1999. He is also Chairman of Winterland, a privately held affinity merchandise company in the music and entertainment industry, and Chairman, Chief Executive Officer and President of Dynamic Healthcare Solutions, LLC, a privately held management consulting and investment firm that he established in 1997. Prior to founding

Dynamic Healthcare Solutions, Mr. Crowley served as the Chairman, Chief Executive Officer and President of Foundation Health Corporation, a post that he had served in since 1989.

     Mr. Amaral served as Chairman of the company's Board of Directors from September 1997 until November 30, 1999. Mr. Amaral has served as a director of the company since October 1995, Chief Executive Officer of the company from October 1995 through April 23, 1999 and October 22, 1999 through November 30, 1999, and as President from October 1995 through December 1997. Previously, he was President and Chief Operating Officer of OrNda Healthcorp ("OrNda") from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. ("Summit") from October 1989 to April 1994, including President and Chief Executive Officer between October 1991 and April 1994. Summit was merged into OrNda in April 1994. Mr. Amaral is also a member of the Board of Directors of CareMatrix Corporation.

     Mr. Casey has served as a director of Coram since September 1997. Since 1983, Mr. Casey has served as a consultant in the healthcare industry, specializing in hospital management evaluation, hospital planning, managed care contracting and turnaround services. From 1986 to 1997, Mr. Casey has also served as Contract Administrator for Emergency Department Physicians' Medical Group, Inc. and its affiliated medical groups, which provide physician services to non-governmental facilities. In addition, from 1988 to 1997, Mr. Casey has served as Contract Administrator for NP Medical Group, Inc., which provides physician services to government facilities. Mr. Casey also serves as a director of TriCounties Bank.

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

     Mr. L. Peter Smith has served as a director of Coram since July 1994. Between November 1993 and July 1994, Mr. Smith was a director of Medisys, Inc. Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys in December 1992. Mr. Smith is also Chief Executive Officer and serves on the Board of Directors of Ralin Medical, Inc., a company specializing in cardiac disease management. Mr. Smith also serves on the Board of Directors of Gateway, Inc. and AMSYS, Inc. Mr. Smith previously served on the Board of Directors of Sabratek Corporation from October 1992 through August 23, 1999. Sabratek Corporation filed a voluntary bankruptcy petition under Chapter 11 of the United States Code on December 17, 1999 and that proceeding is presently pending before the United States Bankruptcy Court in Delaware.

     Ms. Smoley was elected to Coram's Board of Directors on February 10, 2000. Ms. Smoley is the Chairman and Chief Executive Officer of The Sandra Smoley company, a health care and local government consulting firm based in Sacramento, California. From October 1993 to January 1999, she served as the Secretary of the California Health and Welfare Agency. Prior to that time, she was Secretary of the California State and Consumer Services Agency from January 1993 to October 1993.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning each of the executive officers of Coram. The executive officers serve at the pleasure of the Board of Directors of Coram. Biographical information with respect to Daniel D. Crowley is set forth under the caption "Board of Directors" above.

NAME                                               AGE                POSITION(S) WITH CORAM
----                                               ---                ----------------------
Daniel D. Crowley................................  52    Chairman, Chief Executive Officer, President and
                                                         Director
Scott R. Danitz..................................  42    Senior Vice President, Finance and Chief
                                                         Accounting Officer
Scott T. Larson..................................  37    Senior Vice President, General Counsel and
                                                         Secretary
Allen J. Marabito................................  53    Executive Vice President
Domenic A. Meffe.................................  35    President, Coram Prescription Services Division
Vito Ponzio, Jr. ................................  45    Senior Vice President, Human Resources
Joseph D. Smith..................................  41    Chief Operating Officer

     Scott R. Danitz has served as the company's Vice President and Controller from January 1998 through December 1999 and as Senior Vice President, Finance and Chief Accounting Officer since January 2000. Previously, Mr. Danitz was employed by First Data Corporation from 1989 through 1997 and held various positions, the most recent of which had been Vice President and Controller, Payment Instruments division.

     Scott T. Larson has served as the company's Senior Vice President and General Counsel since July 1998 and was elected Secretary in April 1999. Previously, Mr. Larson served as the company's Vice President and Legal Counsel from March 1996 to July 1998 and as Assistant General Counsel from July 1994 through February 1996. Between December 1991 and July 1994, Mr. Larson served as Corporate Counsel and later as Assistant General Counsel for T(2) Medical, Inc. ("T(2) Medical"). Before joining T(2) Medical, Mr. Larson was employed as an attorney with the Atlanta-based law firm of Alston & Bird.

     Allen J. Marabito joined Coram effective November 30, 1999 as Executive Vice President. From 1997 to 1999, Mr. Marabito was in private law practice and Senior Vice President with Dynamic Healthcare Solutions, LLC. From 1991 to 1997, he served as the Senior Vice President, Secretary and General Counsel of Foundation Health Corporation.

     Domenic A. Meffe has served as the Vice President and General Manager of the company's Coram Prescription Services division since November 1997 and was appointed to serve as the division's President in January 1998. Prior to joining Coram, Mr. Meffe was the Chief Operating Officer of Columbia Pharmacy Solutions, the prescription benefit management and mail order pharmacy division of Columbia/HCA Healthcare Corporation. Mr. Meffe served in that position with Columbia Pharmacy Solutions from March 1994 to October 1997.

     Vito Ponzio, Jr. has served as the company's Senior Vice President, Human Resources since September 1998. Previously, Mr. Ponzio served as the company's Vice President of Human Resources from February 1996 to September 1998 and as Director of Human Resources from February 1994 to February 1996.

     Joseph D. Smith has served as the company's Chief Operating Officer since January 1999 and was the President of the Resource Network division, from March 1998 until November 1999. Prior to that time, Mr. Smith served as Chief Operating Officer of the East Area of the company beginning in December 1996. Preceding that and since September 1994, Mr. Smith had served as Area Vice President of the Northeast Area of the company. From 1993 until September 1994, Mr. Smith was the Eastern Area Vice President of H.M.S.S., Inc., a regional home infusion company acquired by Coram in September 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Coram's directors, executive officers and persons who beneficially own greater than 10% of a registered class of Coram's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange

Commission (the "Commission") and the New York Stock Exchange ("NYSE"). Based solely upon its review of copies of the Section 16 reports Coram has received and written representations from certain reporting persons, Coram believes that during its fiscal year ended December 31, 1999, all of its directors, executive officers and greater than 10% beneficial owners were in compliance with these filing requirements.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF DIRECTORS

     Fees for Board Service. Under current company policy, non-employee directors earn $2,000 for each Board of Directors meeting attended in person and $750 for each Board of Directors meeting attended by telephone conference call. No compensation is earned for participating at meetings of committees of the Board of Directors. Employee directors earn no additional compensation for services as a director. All directors are entitled to reimbursement for expenses incurred in connection with attending meetings of the Board of Directors or committees thereof. Compensation for participation in the Board of Directors is at the discretion of the Board. The Board has adopted resolutions approving an annual retainer of $12,000 for each non-employee director beginning April 1, 2000.

     Mr. Crowley, the only director who is currently an employee, received no additional compensation for service on the Board of Directors. Mr. Amaral, who served in capacities as an employee at certain times during 1999 and solely as a director at other times during 1999, received the amount indicated below for his service solely as a director after November 30, 1999. In addition to the reimbursement of out-of-pocket expenses relating to meeting attendance, non-employee directors of Coram earned the following compensation for Board meetings attended during fiscal 1999:

Donald J. Amaral..........................................   $ 2,250
William J. Casey..........................................    21,000
Richard A. Fink...........................................    19,750(1)
Stephen A. Feinberg.......................................    13,750
Stephen G. Pagliuca.......................................     5,000(2)
L. Peter Smith............................................    17,500

---------------

        (1) Mr. Fink resigned from Coram's Board of Directors effective February 10, 2000.

        (2) Mr. Pagliuca resigned from Coram's Board of Directors effective June 30, 1999.

     Outside Directors' Automatic Option Grant Program. Non-employee members of the Board of Directors participate in the Automatic Option Grant Program in effect under Coram's 1994 stock option/issuance plan. On the date of each annual meeting of Coram's stockholders, each individual who will continue to serve as a non-employee Board member receives a non-statutory stock option to purchase 2,500 shares of Coram common stock at an exercise price equal to the fair market value of the Coram common stock on the automatic option grant date. Each individual who continued to serve as a non-employee Board member on August 5, 1999 received an automatic option grant under the program for 2,500 shares of Coram common stock at an exercise price of $1.25 per share, the fair market value on such date. Additionally, each non-employee individual, upon being newly appointed or elected to Coram's Board of Directors, is automatically granted, at the time of such initial election or appointment, a non-statutory option to purchase 75,000 shares of Common Stock. In 2000, options to purchase 75,000 shares relating to newly appointed/elected individuals were granted to Ms. Smoley upon her appointment to the Board on February 10, 2000, at an exercise price of $0.6875 per share. With regard to the stock options for both the newly appointed/elected Board members and the continuing Board members, each option is immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of Board service prior to vesting of such shares. The optionee's option shares will vest in a series of equal monthly installments over twelve (12) months of Board service measured from the automatic option grant date. The shares subject to each automatic option grant under the 1994 Stock Option Plan will, however, vest in full upon (i) the optionee's cessation of Board service due to death or disability, (ii) an acquisition of Coram by merger or asset sale or (iii) a change in control of Coram.

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

     Following Richard A. Fink's resignation from Coram's Board of Directors on February 10, 2000, the Board granted a request made by Mr. Fink to amend Mr. Fink's Stock Option Agreement, dated September 9, 1998, pursuant to which Mr. Fink was granted options to purchase 75,000 shares of Coram common stock at $1.6875 per share. Under the amendment, all such options became immediately exercisable and all such options may be exercised at any time through the stated maximum expiration date, September 9, 2008.

     Coram has entered into indemnification agreements with each of its directors and executive officers that would require Coram to provide indemnification to each such person in certain circumstances for claims made against them in connection with their service on behalf of the company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual and long-term compensation earned by the Chief Executive Officer serving in that capacity at December 31, 1999, the four most highly compensated executive officers of the company (other than such Chief Executive Officer) who were serving as executive officers of the company at the end of 1999 (collectively the "Named Executive Officers") for services rendered in all capacities to the company and its subsidiaries for the years ended December 31, 1999, 1998 and 1997. In addition, the table shows the same information for the individuals who served as Coram's chief executive officer during 1999, but who were not serving as such at December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                 ANNUAL COMPENSATION                  AWARDS
                                                       ---------------------------------------     ------------
                                                                                OTHER ANNUAL          STOCK
NAME AND PRINCIPAL POSITION(1)                  YEAR    SALARY     BONUS(2)    COMPENSATION(3)      OPTIONS(#)
------------------------------                  ----   --------   ----------   ---------------     ------------
Daniel D. Crowley.............................  1999   $ 50,000   $       --      $     --           1,000,000
  Director and Chairman                         1998         --           --            --                  --
  of the Board, Chief Executive Officer and
    President                                   1997         --           --            --                  --
Donald J. Amaral..............................  1999   $365,473   $       --      $     --                  --
  Director, and former                          1998    325,000    1,000,000(4)     325,000(4)              --
  Chairman of the Board,                        1997    623,076       90,000            --             300,000
  Chief Executive Officer and President(4)
Richard M. Smith..............................  1999   $369,104   $       --      $124,254             500,000
  Former Chief Executive                        1998    320,000      187,500(6)          --            175,000
  Officer, President and Director(5)..........  1997    252,732      250,000            --             650,000(7)
Joseph D. Smith...............................  1999   $311,767   $       --      $     --             350,000
  Chief Operating Officer                       1998    264,827      217,500(6)          --             50,000
  and President, Resource                       1997    235,809       50,000            --             300,000(8)
  Network division
Scott R. Danitz...............................  1999   $132,867   $  100,000      $     --                  --
  Senior Vice President and                     1998    107,231       10,000(6)          --             45,000
  Chief Accounting Officer                      1997         --           --            --                  --
Domenic A. Meffe..............................  1999   $144,769   $   50,000      $     --                  --
  President of CPS                              1998    130,000           --            --              90,000
                                                1997         --           --            --                  --
Scott T. Larson...............................  1999   $184,914   $       --      $     --                  --
  Senior Vice President,                        1998    163,481      105,000(6)          --             75,000
  General Counsel and                           1997    164,538       15,000            --              75,000(9)
  Secretary

---------------

(1) Unless otherwise indicated, see information above under captions "Board of Directors" and "Executive Officers" for employment history.

(2) Unless otherwise indicated, reflects performance, retention and discretionary bonuses paid in 1998 and 1997 for services rendered to the company in 1997 and 1996, respectively. Bonuses paid in 1999 were earned in 1999 unless otherwise indicated.

(3) Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual's annual salary and bonus reported for such individual for the year presented.

(4) Mr. Amaral served as Coram's Chief Executive Officer from January 1, 1999 through April 21, 1999 and from October 23, 1999 through November 29, 1999. Mr. Amaral's 1998 bonus represents payment of contingent bonus upon completion of the refinancing of the company's debt. The Other Annual Compensation represents base salary received in Common Stock. The shares were valued at the time the compensation was paid based upon the lesser of the closing price of the Common Stock or the average closing price for the prior 30 days.

(5) Mr. Smith served as Chief Executive Officer and a director from April 22, 1999 through October 22, 1999. Mr. Smith departed from the company and resigned his position on the Board of Directors in November 1999.

(6) Represents retention bonuses earned in 1998 and paid in 1999 except as to Mr. J. Smith which $30,000 of the amount disclosed represents a performance bonus earned and paid in 1998.

(7) Consists of 325,000 newly issued stock options under the 1994 Stock Option Plan and the reissuance of 325,000 stock options under the 1994 Stock Option Plan.

(8) Consists of 150,000 newly issued stock options under the 1994 Stock Option Plan and the reissuance of 150,000 stock options under the 1994 Stock Option Plan.

(9) Consists of 25,000 newly issued stock options under the 1994 Stock Option Plan and the reissuance of 50,000 stock options under the 1994 Stock Option Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted to each of the Named Executive Officers during the year ended December 31, 1999. In addition, in accordance with the rules of the Commission, hypothetical gains or "option spreads" that would exist for the respective options are also shown. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the options were granted over the full option term. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 31, 1999.

                                             INDIVIDUAL GRANTS
                       -------------------------------------------------------------
                                    % OF TOTAL                                         POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF      OPTIONS                                             ASSUMED ANNUAL RATES OF
                       SECURITIES   GRANTED TO                                          STOCK PRICE APPRECIATION FOR
                       UNDERLYING    EMPLOYEES                                                 OPTION TERM(1)
                        OPTIONS         IN        EXERCISE PRICE      EXPIRATION       ------------------------------
NAME                    GRANTED     FISCAL YEAR     PER SHARE            DATE           0%       5%           10%
----                   ----------   -----------   --------------      ----------       ----   ---------   -----------
Daniel D. Crowley....  1,000,000       30.37%         $0.75        November 29, 2009   $--    $471,671    $1,195,307
Joseph D. Smith......    350,000       10.63           2.00         April 26, 2009      --     440,226     1,115,620
Scott R. Danitz......         --          --             --               --            --          --            --
Domenic A. Meffe.....         --          --             --               --            --          --            --
Scott T. Larson......         --          --             --               --            --          --            --

---------------

(1) Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the term of the option, subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Coram Common Stock and overall stock market conditions. Does not reflect changes in the market price of Coram Common Stock subsequent to December 31, 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning the aggregate number of options exercised during the year ended December 31, 1999 by each of the Named Executive Officers and outstanding options held by each such officer at December 31, 1999. None of the Named Executive Officers exercised any stock appreciation rights during the 1999 fiscal year. No stock appreciation rights were held by the Named Executive Officers at the end of the 1999 fiscal year.

                                                          NUMBER OF UNEXERCISED             IN-THE-MONEY
                                                               OPTIONS AT                    OPTIONS AT
                                SHARES                      DECEMBER 31, 1999           DECEMBER 31, 1999(1)
                               ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                          ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------   -----------   -------------
Daniel D. Crowley...........      --           --             --       1,000,000        $ --         $250,000
Joseph D. Smith.............      --           --        260,937         439,063          --               --
Scott R. Danitz.............      --           --         17,603          27,397          --               --
Domenic A. Meffe............      --           --         34,166          55,834          --               --
Scott T. Larson.............      --           --         90,625          59,375          --               --

---------------

(1) Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for the Common Stock as reported by the NYSE on December 31, 1999 ($1.00). If the amount is greater than zero, the option is "in-the-money." For the purpose of such calculation, the exercise price per share is the applicable exercise price as of December 31, 1999 and does not reflect market price changes subsequent to December 31, 1999.

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

     Daniel D. Crowley. Effective November 30, 1999, Coram entered into an employment agreement with Daniel Crowley, for a three-year term commencing on such date, unless otherwise terminated in accordance with its terms. Under the agreement, Mr. Crowley serves as Chairman of the Board, President and Chief Executive Officer of the Company. He receives a base salary of $650,000 per year, and the right to receive a performance bonus between 60% and 300% of his base salary, if the company's EBITDA exceeds the EBITDA target for that year. He is also eligible to receive an acquisition bonus of approximately three times his base salary in the event the company merges with or is acquired by another company. If Mr. Crowley's employment is terminated by the company other than for cause or by Mr. Crowley in the event that the company fails to comply with any material provision of the agreement, Mr. Crowley would be entitled to receive his base salary through the longer of (i) the remaining term of the agreement or
(ii) twenty four months, plus the EBITDA target bonus. Under the agreement, Mr. Crowley was also granted options to purchase 1,000,000 shares of Common Stock of the company at $0.75 per share (the stock price of the company on November 30, 1999). The options vest and become exercisable in three equal annual installments upon Mr. Crowley's completion of each year of service. Mr. Crowley also receives life, health and dental insurance, four weeks of vacation, a car allowance in the amount of $1,800 per month, and corporate housing in Denver. As part of the agreement, Mr. Crowley agreed that during the term of his employment at the company and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Crowley may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

     Allen J. Marabito. Effective November 30, 1999, Coram entered into an employment agreement with Allen Marabito, for a three-year term commencing on such date, unless otherwise terminated in accordance with its terms. Under the agreement, Mr. Marabito serves as Executive Vice President of the Company. He receives a base salary of $310,000 per year, and the right to receive a performance bonus between 60% and 300% of his base salary, if the company's EBITDA exceeds the EBITDA target for that year. He is also eligible to receive an acquisition bonus of approximately three times his base salary in the event the company merges with or is acquired by another company. If Mr. Marabito's employment is terminated by the company other than for cause or by Mr. Marabito in the event that the company fails to comply with any material provision of the agreement, Mr. Marabito would be entitled to receive his base salary through the longer of (i) the remaining term of the agreement or (ii) twenty four months, plus the EBITDA target bonus. Under the agreement, Mr. Marabito was also granted options to purchase 500,000 shares of Common Stock of the company at $0.8125 per share (the stock price of the company on November 30, 1999). The options vest and become exercisable in three equal annual installments upon Mr. Marabito's completion of each year of service. Mr. Marabito also receives life, health and dental insurance, four weeks of vacation, a car allowance in the amount of $1,000 per month, and corporate housing in Denver. As part of the agreement, Mr. Marabito agreed that during the term of his employment at the company and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes the company's business in the company's geographical area. In addition, Mr. Marabito may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

     Other Named Executive Officers. Coram has entered employment agreements with Joseph D. Smith and Scott T. Larson.

     With respect to Mr. Smith, his employment agreement provides (i) an initial term of two years (through April 30, 2001); (ii) salary of $310,000 annually;
(iii) a severance payment of a minimum of two years annual salary; and (iv) a payment of $375,000 upon the occurrence of a "change of control."

     With respect to Mr. Larson, his employment agreement provides (i) an initial term of one year (through April 26, 2000); (ii) salary of $185,000 annually; (iii) a severance payment of a minimum of one year's annual salary; and (iv) a payment of $150,000 upon the occurrence of a "change of control."

     A "change in control" is defined in each of the agreements for Mr. Smith and Larson and certain other executive officers as (i) a merger or consolidation in which the company is not the surviving entity; (ii) the sale, transfer or other disposition of all or substantially all the assets of the company; (iii) any reverse merger in which the company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of Coram's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger. The term "change of control" has been defined in a way that would disqualify any change of control resulting from the conversion by Coram's current debtholders of their current convertible debt instruments into stock of Coram. The company has also entered into an employment agreement with Mr. Ponzio which provides for a payment of $150,000 and minimum severance equal to one year of salary upon the occurrence of a "change in control." The severance amounts represent minimum severance, including health and welfare benefits, due upon termination by the company (other than for cause) or involuntary termination following a "change in control."

     Coram has entered into certain arrangements with Mr. Danitz and Mr. Meffe regarding compensation payable in certain instances. With respect to Mr. Danitz, the company has agreed that it will provide him with severance payments equal to a minimum of six month's salary upon the occurrence of certain events. With respect to Mr. Meffe, Coram has agreed to provide him with severance payments equal to a minimum of two year's annual salary, a transaction bonus equal of $500,000 upon the closing of a sale of the CPS division and a retention payment of $72,500 in the event that Mr. Meffe remains employed through the consummation of any such sale.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table sets forth as of February 29, 2000 (unless otherwise noted below) the number of shares of outstanding Coram Common Stock beneficially owned by (i) each person known to Coram to be the owner of more than 5% of the outstanding Common Stock, (ii) each of the executive officers of the company,
(iii) each of the Directors of the company, and (iv) all Directors and executive officers of Coram as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to Coram.

                                                                                PERCENTAGE OF
                                                                                  SHARES OF
                                                                 NUMBER OF          COMMON
                                                                 SHARES OF          STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       COMMON STOCK(2)   OUTSTANDING(3)
---------------------------------------                       ---------------   --------------
Donald J. Amaral............................................     2,524,296            4.9%
William J. Casey............................................        35,753              *
Daniel D. Crowley...........................................            --              0%
Scott R. Danitz.............................................        24,130              *
Stephen A. Feinberg(4)......................................    22,097,514           30.8%
Scott T. Larson.............................................       106,182              *
Allen J. Marabito...........................................            --              0%
Domenic A. Meffe............................................        46,463              *
Vito Ponzio, Jr. ...........................................       120,172              *
Joseph D. Smith.............................................       369,476              *
L. Peter Smith..............................................        71,434              *
Sandra R. Smoley............................................            --              0%
All executive officers and directors, as a group (12
  Persons)..................................................    25,395,420           33.9%
Cerberus Entities(4)........................................    22,061,473           30.8%
Foothill(5).................................................     8,990,066           15.3%
Goldman, Sachs(6)...........................................    21,756,288           30.5%

---------------

 *  Less than 1%

(1) Unless otherwise indicated, the address of each person named above is 1125 Seventeenth Street, Suite 2100, Denver, Colorado 80202.

(2) The aggregate ownership numbers presented include the following shares of Common Stock subject to options for the following persons: Mr. Amaral 2,400,000; Mr. Casey 33,853; Mr. Danitz 21,353; Mr. Feinberg 36,041; Mr.
    Larson 98,958; Mr. Meffe 41,666; Mr. Ponzio 113,148; Mr. Joseph D. Smith 367,186; Mr. L. Peter Smith 41,353. Except as indicated by footnote, Coram has been advised that the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Shares of Common Stock issuable upon exercise of options or warrants or conversion of securities convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such options, warrants or convertible securities but not for purposes of computing the percentage of any other person or entity. Percentage computations are based on 49,638,452 shares of Common Stock outstanding as of February 29, 2000.

(4) Information with respect to Stephen A. Feinberg and Cerberus Partners, L.P. ("Cerberus"), Cerberus International, Ltd. ("International"), Ultra Cerberus Fund, Ltd. ("Ultra") and certain private investment funds (the "Funds") (Cerberus, International, Ultra and the Funds are collectively referred to as the "Cerberus Entities.") are based on the Schedule 13D, Amendment No. 1 and Amendment No. 2 thereto, dated June 30, 1998, August 26, 1998 and April 9, 1999, respectively, filed with the Commission and on Coram records reflecting additional Series B Notes issued to the Cerberus Entities in lieu of interest. The Cerberus Entities hold $42,380,152 principal amount of Series B Notes of the company. The Series B Notes are convertible, at the option of the holder thereof, into shares of Common Stock of Coram at the rate of $2.00 per share. Mr. Feinberg exercises voting and/or investment control over the securities thereof. Also, the Cerberus Entities are the holders of warrants to purchase 871,397 additional shares of Common Stock of the

    Coram. Mr. Feinberg possesses voting and/or investment control over such warrants. Thus, for the purposes of Rule 13d-3 of the Exchange Act, Mr. Feinberg is deemed to beneficially own 22,061,473 shares of Common Stock, or 30.8% of those deemed issued and outstanding pursuant to Rule 13d-3 through his affiliation with the Cerberus Entities.

   Pursuant to an agreement between Cerberus and Goldman Sachs Credit Partners, L.P. ("GSCP"), dated as of April 22, 1997 (the "GSCP Agreement"), GSCP has the right to receive the dividends from, and the proceeds from the sale of, $8,992,159 principal amount (the "GSCP Interest") of the $15,892,557 principal amount of Series B Notes held by Cerberus and the shares of Common Stock into which such Series B Notes relating to the GSCP Interest are convertible. In addition, certain unaffiliated entities, in the aggregate, have the right to receive the dividends from, and the proceeds from the sale of, $7,581,360 principal amount of Series B Notes and the shares of Common Stock into which such Series B Notes are convertible and warrants to purchase 16,488 shares and the Shares underlying such 16,488 warrants. The address for Mr. Feinberg and the Cerberus Entities is 450 Park Avenue, 28th Floor, New York, New York 10022.

(5) Information with respect to Foothill Capital Corporation is based on the
    Schedule 13G, Amendment No. 1 and Amendment No. 2 thereto dated June 30, 1998, August 26, 1998 and April 9, 1999, respectively, filed with the Commission and on Coram records reflecting additional Series B Notes issued to Foothill Capital Corporation. The Foothill Group, Inc., a Delaware Corporation ("Group"), Foothill Capital Corporation, a California corporation ("Capital"), Foothill Partners II, L.P., a Delaware limited partnership ("Partners"), Foothill Income Trust, L.P., a Delaware limited partnership ("Foothill Trust"), FIT GP, LLC, a Delaware limited liability company ("FIT") and M. Edward Stearns, Karen S. Sandler, Dennis R. Ascher, Jeffrey T. Nikora, and John F. Nickoll (collectively, the "Managing Partners/Members") and Peter E. Schwab and David C. Hilton (the "Managing Partners") (Group, Capital, Partners, Foothill Trust, FIT, the Managing Partners/Members and the Managing Partners are collectively referred to as "Foothill"). Group, the Managing Partners/Members and the Managing Partners are the general partners of Partners. Capital is a wholly-owned subsidiary of Group. FIT is the general partner of Foothill Trust and the Managing Partners/ Members are the managing members of FIT. Accordingly, (i) Group, the Managing Partners/Members and the Managing Partners may be deemed to beneficially own the shares of Common Stock held by Partners, as its general partners, (ii) the Managing Partners/Members may be deemed to beneficially own the shares of Common Stock held by Foothill Trust as the managing members of the general partner of Foothill Trust, (iii) FIT may be deemed to beneficially own the shares of Common Stock held by Foothill Trust, as its general partner, and (iv) Group may be deemed to beneficially own the shares held by Foothill Capital as its sole shareholder. Foothill has a beneficial interest in all or part of $17,267,557 principal amount of the company's Series B Notes, which are convertible into the company's Common Stock at a conversion price of $2.00 per share. In addition, certain Foothill entities own warrants that are exercisable into 356,288 shares of the company's Common Stock. The address for Foothill is 11111 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025.

(6) Goldman, Sachs & Co. ("GS") is an indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("GSG"). GSG is the 99% owner of GS Global Holdings L.L.C. ("GSGH"). GSGH is the general partner of Goldman Sachs Credit Partners, L.P. ("GSCP").

   As of February 29, 2000, GS, GSG and GSGH may be deemed to own beneficially and indirectly in the aggregate 20,714,273 shares of Common Stock by reason of the ownership by GSCP of (a) $32,436,389 principal amount of Series B Convertible Subordinated Notes of the company ("Convertible Notes") issued pursuant to the Securities Exchange Agreement dated May 6, 1998, as amended (the "Securities Exchange Agreement") which are convertible into 16,218,194 shares of Common Stock and (b) $8,992,158.80 principal amount of Convertible Notes issued pursuant to the Securities Exchange Agreement with the company and Coram, Inc. Under the terms of the Convertible Notes the company has the right, in lieu of payment of interest on the Convertible Notes in cash, to pay interest on each interest payment date through the issuance of additional Convertible Notes in principal amount equal to the amount of interest then due and owing. Such interest accrues quarterly at the rate of 8% per annum until maturity. GS, GSG and GSGH each disclaim beneficial ownership of the securities reported herein except to the extent of their pecuniary interest therein.

   GSCP may be deemed to own beneficially and directly $32,436,389 principal amount of Convertible Notes issued pursuant to the Securities Exchange Agreement which are convertible into 16,218,194 shares of Common Stock and beneficially and indirectly $8,992,158.80 principal amount of Risk Participation Notes which are convertible into 4,496,079 shares of Common Stock. Under the terms of the Convertible Notes the company has the right, in lieu of payment of interest on the Convertible Notes in cash, to pay interest on each interest payment date through the issuance of additional Convertible Notes in principal amount equal to the amount of interest then due and owing.

   GS may be deemed to own beneficially and directly and GSG may be deemed to own beneficially and indirectly warrants to purchase 1,042,015 shares of Common Stock of Coram. GSG disclaims beneficial ownership of the securities reported herein except to the extent of its pecuniary interest therein. GSG is deemed to own beneficially 21,756,288 shares of the Common Stock of Coram.

   GS, an NASD member, is an investment banking firm that regularly performs services such as acting as a financial advisor and serving as principal or agent in the purchase and sale of securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     L. Peter Smith previously served on the Board of Directors of Sabratek Corporation, a manufacturer of medical devices. Sabratek filed for Chapter 11 bankruptcy protection on December 17, 1999. In December 1998, Coram agreed to amend its agreement with Sabratek Corporation to be the company's sole supplier of multi-therapy infusion pumps and related proprietary telemedicine technology during the next ten (10) years. This agreement contains a provision that allows either party to cancel the agreement upon 90 days notice. The pricing schedule applicable to the infusion pumps and related technology to be purchased was negotiated by certain of Coram's management after proposals from other manufacturers for comparable equipment had been solicited. The company purchased approximately $2.8 and $7.8 million of multi-therapy infusion pumps and related proprietary telemedicine technology from Sabratek Corporation in 1999 and 1998, respectively.

     Stephen A. Feinberg, a director of the company, is the managing member of Cerberus Associates, L.L.C., which is the general partner of Cerberus and the investment manager for each of International, Ultra and the Funds. As of March 16, 2000, the Cerberus Entities in the aggregate hold $42,380,152 principal amount of the Series B Notes and warrants to purchase 871,397 shares of Common Stock, respectively. Cerberus holds approximately $77,514,015 and $15,381,541 principal amount of Series A Notes and notes under the New Senior Credit Facility, respectively. In addition, Cerberus owns an interest in Winterland, the privately held affinity merchandise company of which Mr. Crowley is the Chairman of the Board of Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements. The following Consolidated Financial Statements of the Registrant and Report of Independent Auditors are presented on pages F-1 and thereafter:

           Report of Independent Auditors

           Consolidated Balance Sheets -- December 31, 1999 and 1998

           Consolidated Statements of Operations -- Years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. The following consolidated financial statement schedule of the Registrant for the years ended December 31, 1999, 1998 and 1997 is presented following the Notes to Consolidated Financial Statements.

           Schedule II -- Valuation and Qualifying Account

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Reports on Form 8-K. On November 9, 1999, the company filed a report on Form 8-K announcing the departure of Richard M. Smith as Chief Executive Officer and President.

     On December 8, 1999, the company filed a report on Form 8-K announcing Coram's agreement with its lenders to enter into Amendment Three and Forbearance in respect of the Securities Exchange Agreement, the resignation of its former Chief Financial Officer, Wendy L. Simpson and the employment of its new Chairman, Chief Executive Officer and President, Daniel D. Crowley. See Note 9 in the company's Consolidated Financial Statements.

     (c) Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
          2.1              -- Agreement and Plan of Merger dated as of February 6,
                              1994, by and Among the Registrant, T(2), Curaflex,
                              HealthInfusion, Medisys, T(2) Acquisition company, CHS
                              Acquisition company, HII Acquisition company and MI
                              Acquisition company (Incorporated by reference to Exhibit
                              2.1 of Registration No. 33-53957 on Form S-4).
          2.2              -- First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T(2)
                              Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                              company, CHS Acquisition company, HII Acquisition company
                              and MI Acquisition company (Incorporated by Reference to
                              Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
          2.3              -- Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant, T(2),
                              Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                              company, CHS Acquisition company, HII Acquisition company
                              and MI Acquisition company (Incorporated by Reference to
                              Exhibit 2.3 of the Registrant's Current Report on Form
                              8-K dated as of July 15, 1994).
          2.4              -- Asset Sale and Note Purchase Agreement, (the "Asset
                              Purchase Agreement") among the Registrant, Caremark
                              International Inc. and Caremark Inc. dated as of January
                              29, 1995 (Incorporated by reference to Exhibit C of the
                              Registrant's Current Report on Form 8-K dated April 6,
                              1995).(a)
          2.5              -- Agreement and Plan of Merger among the Registrant, CHC
                              Acquisition Corp. and Lincare Holdings Inc., (the
                              "Lincare Merger Agreement") Dated as of April 17, 1995
                              (Incorporated by reference to Exhibit B of The
                              Registrant's Current Report on Form 8-K dated May 2,
                              1995).(a)
          2.6              -- Agreement and Plan of Merger entered into as of October
                              19, 1996, Among Coram Healthcare Corporation, Integrated
                              Health Services, Inc. And IHS Acquisition XIX, Inc.
                              (Incorporated by reference to Exhibit 2.1 of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1996).

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
          2.7              -- Purchase Agreement by and between Integrated Health
                              Services, Inc., T(2) Medical, Inc., Coram Healthcare
                              Corporation of Greater New York And Coram Healthcare
                              Corporation. (Incorporated by reference Exhibit 2 Of the
                              Registrant's Current Report on Form 8-K dated as of
                              August 20, 1997).
          2.8              -- Side Agreement dated as of September 30, 1997 among Coram
                              Healthcare Corporation, T(2) Medical, Inc., Coram
                              Healthcare Corporation of Greater New York and Integrated
                              Health Services, Inc. (Incorporated by reference Exhibit
                              2.1 of the Registrant's Current Report on Form 8-K dated
                              as of September 30, 1997).
          3.1              -- Certificate of Incorporation of Registrant, as amended
                              through May 1, 1994 (Incorporated by reference to Exhibit
                              3.1 of Registration No. 33-53957 on Form S-4).
          3.2              -- Bylaws of Registrant (Incorporated by reference to
                              Exhibit 3.2 of Registration No. 33-53957 on Form S-4).
          3.3              -- Certificate of Amendment of the Registrant's Certificate
                              of Incorporation (Incorporated by reference to Exhibit
                              3.3 of the Registrant's Annual Report on Form 10-K for
                              the year ended December 31, 1997).
          4.1              -- Form of Common Stock Certificate for the Registrant's
                              common stock, $.001 par value per share. (Incorporated by
                              reference to Exhibit 4.1 of the Registrant's Annual
                              Report on Form 10-K for the year ended December 31,
                              1994).
          4.2              -- Form of Common Stock Certificate for the Registrant's
                              common stock, par value $0.001, including legend thereon
                              in respect of the Stockholder Rights Agreement which
                              exhibit is hereby incorporated by reference thereto.
          4.3              -- Form of Certificate of Designation, Preferences and
                              Rights of the Registrant's Series X Participating
                              Preferred Stock (filed as Exhibit A to the Stockholder
                              Rights Agreement, which was filed as Exhibit 1 To the
                              Registrant's Current Report on Form 8-K dated as of June
                              25, 1997, and which exhibit is hereby incorporated by
                              reference thereto).
         10.1              -- Amended and Restated Credit Agreement dated as of
                              February 10, 1995, by and among Curaflex, T(2),
                              HealthInfusion, Medisys, and HMSS as Co-Borrowers,
                              Toronto Dominion (Texas), Inc., as Agent (the "Amended
                              Credit Agreement") (Incorporated by reference to Exhibit
                              10.1 of the Registrant's Annual Report on Form 10-K for
                              the year ended December 31, 1994).(a)
         10.2              -- Form of Employment Agreement between the Registrant and
                              Charles A. Laverty (Incorporated by reference to Exhibit
                              10.1 of Registration No. 33-53957 on Form S-4).
         10.3              -- Form of Severance/Non-Compete Agreement between the
                              Registrant and Miles E. Gilman (Incorporated by reference
                              to Exhibit 10.2 of Registration No. 33-53957 on Form
                              S-4).
         10.4              -- Form of Severance/Non-Compete Agreement between the
                              Registrant and William J. Brummond (Incorporated by
                              reference to Exhibit 10.3 of Registration No. 33-53957 on
                              Form S-4).
         10.5              -- Form of Severance/Non-Compete Agreement between the
                              Registrant and Tommy H. Carter (Incorporated by reference
                              to Exhibit 10.4 of Registration No. 33-53957 on Form
                              S-4).

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.6              -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain
                              executive officers. (Incorporated by reference to Exhibit
                              10.6 of the Registrant's Form 10-K for the year ended
                              December 31, 1994). Revised Incorporated by reference to
                              Exhibit 10.7 of the Registrant's Quarterly Report on Form
                              10-Q for the quarter ended September 30, 1999.
         10.7              -- Registrant's 1994 Stock Option/Stock Issuance Plan and
                              related Forms of agreements (Incorporated by reference to
                              Exhibit 10.15 of Registration No. 33-53957 on Form S-4).
         10.8              -- Registrant's Employee Stock Purchase Plan (Incorporated
                              by Reference to Exhibit 10.16 of Registration No.
                              33-53957 on Form S-4).
         10.9              -- 401(k) Plan of T(2) dated December 8, 1989 (Incorporated herein by Reference to Exhibit 10(s) of T(2) Annual
                              Report on Form 10-K for the fiscal year ended September
                              30, 1989, filed with the Commission on or about December
                              29, 1988.)
         10.10             -- 1988 Stock Option Plan of T(2), as amended and restated
                              as of July 31, 1990 and as further amended as of (i)
                              August 20, 1991; (ii) November 12, 1991; and (iii) July
                              6, 1992 (Incorporated by reference to Exhibit 10.18 of
                              Registration No. 33-53957 on Form S-4).
         10.11             -- Curaflex 1989 Stock Option Plan (Incorporated by
                              reference to Exhibit 10.53 of Registration No. 33-53957
                              on Form S-4).
         10.12             -- Curaflex Amended 1990 Stock Option Plan (Incorporated by
                              reference To Exhibit 10.54 of Registration No. 33-53957
                              on Form S-4).
         10.13             -- Curaflex Directors' Nonqualified Stock Option Plan
                              (Incorporated by Reference to Exhibit 10.59 of
                              Registration No. 33-53957 on Form S-4).
         10.14             -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan,
                              as amended (Incorporated by reference to Exhibit 10.61 of
                              Registration No. 33-53957 on Form S-4).
         10.15             -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                              (Incorporated by reference to Exhibit 10.62 of
                              Registration No. 33-53957 on Form S-4).
         10.16             -- 1989 Stock Option Plan of Medisys (Incorporated by
                              reference to Exhibit 10.85 of Registration No. 33-53957
                              on Form S-4).
         10.17             -- Form of Non-Plan Option Agreement of Medisys
                              (Incorporated by Reference to Exhibit 10.86 of
                              Registration No. 33-53957 on Form S-4).
         10.18             -- Credit Agreement among Coram Healthcare Corporation,
                              Coram, Inc., the Lenders named therein and Chemical Bank,
                              as Administrative Agent, Collateral Agent and Fronting
                              Bank (the "Senior Credit Facility") dated as of April 6,
                              1995. (Incorporated by reference to Exhibit D of the
                              Registrant's Current Report on Form 8-K dated April 6,
                              1995).(a)
         10.19             -- First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto,
                              among the Registrant, Coram Inc., each Subsidiary
                              Guarantor (as defined therein), the Financial
                              Institutions party thereto (as defined therein), and
                              Chemical Bank as Agent. (Incorporated by reference to
                              Exhibit 10.19 of the Registrant's Quarterly Report on
                              Form 10-Q for the quarter ended September 30, 1995).(a)

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.20             -- Second Amendment to the Credit Agreement dated as of
                              September 7, 1995, by and among the Registrant, Coram
                              Inc., each Subsidiary Guarantor (as defined therein), the
                              Financial Institutions party thereto (as defined
                              therein), and Chemical Bank as Agent. (Incorporated by
                              reference to Exhibit 10.20 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended September 30,
                              1995).(a)
         10.21             -- Third Amendment and Limited Waiver to the Credit
                              Agreement, dated as of September 29, 1995, by and among
                              the Registrant, Coram Inc., Each Subsidiary Guarantor (as
                              defined therein), the Financial Institutions party
                              thereto (as defined therein), and Chemical Bank as Agent
                              (Incorporated by reference to Exhibit 10.21 of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1995).(a)
         10.22             -- Fourth Amendment and Limited Waiver to the Credit
                              Agreement and First Amendment to Security Documents dated
                              as of October 13, 1995, together with selected exhibits
                              thereto, by and among the Registrant, Coram Inc., each
                              Subsidiary Guarantor (as defined therein), the Financial
                              Institutions Party thereto (as defined therein) and
                              Chemical Bank as Agent (Incorporated by reference to the
                              company's Current Report on Form 8-K as filed October 24,
                              1995).
         10.23             -- Warrant Agreement dated as of October 13, 1995, among the
                              Registrant, Coram Inc., and the other parties specified
                              therein (Incorporated by reference to the company's
                              Current Report on Form 8-K as filed October 24, 1995).
         10.24             -- Amendment and Limited Waiver to Bridge Securities
                              Purchase Agreement, dated as of October 13, 1995, by and
                              among the Registrant, Coram Inc., and Donaldson, Lufkin &
                              Jenrette. (Incorporated by Reference to Exhibit 10.24 of
                              the Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1995).(a)
         10.25             -- Form of Employment Agreement, Amendment No. 1 and
                              Amendment No. 2 dated as of April 23, 1999, of Employment
                              Agreement between the Registrant and Donald J. Amaral.
                              (Incorporated by reference to Exhibit 10.25 and 10.04 of
                              the Registrant's Quarterly Report on Form 10-Q for the
                              quarters ended September 30, 1995, June 30, 1998, and
                              September 30, 1999, respectively).
         10.26             -- Securities Purchase Agreement ("Securities Purchase
                              Agreement") and Form of Subordinated Bridge Note, dated
                              as of April 6, 1995, among Coram Inc., Coram Funding,
                              Inc. and the Registrant (Incorporated by reference to
                              Exhibit E of the Registrant's Current report on Form 8-K
                              dated April 6, 1995).(a)
         10.27             -- Exclusive Distribution Agreement-- Healthcare Products
                              and Biomedical Equipment and Services Agreement between
                              Medical Specialties Distributors, Inc. ("MSD") and Coram,
                              dated as of June 1, 1996. (Incorporated by reference to
                              Exhibit 10.1 of the Registrant's Quarterly Report on Form
                              10-Q/A Amendment No. 1 for the quarter ended June 30,
                              1996).
         10.28             -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                              reference to Exhibit 10.2 of the Registrant's Quarterly
                              Report on Form 10-Q/A Amendment No. 1 for the quarter
                              ended June 30, 1996).
         10.29             -- Medical Specialties Master Rental Agreement between MSD and Coram, Dated as of June 1, 1996. (Incorporated by
                              reference to Exhibit 10.3 Of the Registrant's Quarterly
                              Report on Form 10-Q/A Amendment No. 1 For the quarter
                              ended June 30, 1996).

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.30             -- Coram Healthcare Litigation Memorandum of Understanding
                              between all Parties to In re Coram Healthcare Corp.
                              Securities Litigation, Master File No. 95-N-2074 and
                              Shevde v. Sweeney et al., Civil Action No. 96-N-722,
                              dated as of August 5, 1996. (Incorporated by reference to
                              Exhibit 10.4 of the Registrant's Quarterly Report on Form
                              10-Q/A Amendment No. 1 for the quarter ended June 30,
                              1996).
         10.31             -- Fifth Amendment to the Credit Agreement Dated as of
                              February 6, 1996, by and among the Registrant, Coram
                              Inc., each Subsidiary Guarantor (as defined therein), the
                              Financial Institutions party thereto (as described
                              therein), and Chemical Bank as Agent. (Incorporated by
                              reference to Exhibit 99.1 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended March 31,
                              1996).(a)
         10.32             -- Sixth Amendment to Credit Agreement Dated as of April 19,
                              1996, by And among the Registrant, Coram Inc., each
                              Subsidiary Guarantor (as Defined therein), the Financial
                              Institutions party thereto (as Described therein), and
                              Chemical Bank as Agent. (Incorporated by Reference to
                              Exhibit 99.2 of the Registrant's Quarterly Report on Form
                              10-Q for the quarter ended March 31, 1996).(a)
         10.33             -- Seventh Amendment to Credit Agreement Dated as of July 3,
                              1996, by And among the Registrant, Coram Inc., each
                              Subsidiary Guarantor (as defined therein), the Financial
                              Institutions party thereto (as described therein), and
                              Chemical Bank as Agent. (Incorporated by reference to
                              Exhibit 99.1 of the Registrant's Quarterly Report on Form
                              10-Q/A Amendment No. 1 for the quarter ended June 30,
                              1996).(a)
         10.34             -- Eighth Amendment to Credit Agreement dated as of December
                              3, 1996, By and among the Registrant, Coram Inc., each
                              Subsidiary Guarantor as defined therein), the Financial
                              Institutions party thereto (as Described therein), and
                              Chase Manhattan Bank as Agent.(a)
         10.35             -- Ninth Amendment and Limited Waiver to the Credit
                              Agreement dated as of March 14, 1997, by and among the
                              Registrant, Coram Inc., each Subsidiary Guarantor (as
                              defined therein), the Financial Institutions party
                              thereto (as described therein), and Chase Manhattan Bank
                              as Agent.(a)
         10.36             -- Amended Agreement, dated as of March 28, 1997 by and
                              among the Registrant, Coram Inc., and Donaldson, Lufkin &
                              Jenrette.(a)
         10.37             -- Sabratek Corporation and Coram Healthcare Exclusive
                              Supply Agreement for IV Infusion Pumps, IV Disposable
                              Sets and Related Items, dated as of February 26, 1997.
         10.38             -- Amendment to 9% Subordinated Convertible Debenture and
                              Notice of Conversion dated as of June 30, 1996, by and
                              among the Registrant, Coram Inc., and the other parties
                              specified therein (Incorporated by reference to the
                              company's report on Form 8-K as filed on July 12, 1996).
         10.39             -- Tenth Amendment to Credit Agreement dated June 2, 1997, by and Among the Registrant, Goldman Sachs Credit
                              Partners L.P., Coram, Inc., each Subsidiary Guarantor (as
                              defined therein) and The Chase Manhattan Bank, as
                              administrative agent and collateral agent for the Lenders
                              named therein, to that certain Credit Agreement dated as
                              of April 6, 1995, by and among the Registrant, Coram,
                              Inc, each Subsidiary Guarantor (as defined therein), the
                              Financial Institutions named therein and The Chase
                              Manhattan Bank, as collateral agent for the Lenders named
                              therein (Incorporated by reference Exhibit 99 of the
                              Registrant's Current Report on Form 8-K dated as of June
                              2, 1997).(a)

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.40             -- Letter Agreement of March 29, 1998 by and among Cerberus
                              Partners, L.P., Goldman Sachs Credit Partners, L.P. and
                              Foothill Capital Corporation on the one hand, and Coram
                              Healthcare Corporation, on the other, deferring the
                              payment of interest and fees pursuant to (i) the
                              Securities Purchase Agreement dated as of April 6, 1995
                              and (ii) the Letter Agreement dated March 28, 1997
                              between Coram Funding, Inc. and Coram Healthcare
                              Corporation. (Incorporated by reference to Exhibit 10.40
                              of the Registrant's Annual Report on Form 10-K for the
                              year ended December 31, 1997).
         10.41             -- Prime Vendor Agreement and Letter Amendment, dated
                              October 14, 1999, between Coram Healthcare Corporation
                              and Cardinal Health. Certain portions of the Prime Vendor
                              Agreement have been omitted pursuant to a request for
                              confidential treatment. The entire Prime Vendor Agreement
                              has been filed confidentially with the Securities
                              Exchange Commission. (Incorporated by reference to
                              Exhibit 10.1 of the Registrant's Quarterly Report on Form
                              10-Q for the quarters ended September 30, 1998 and 1999,
                              respectively).
         10.42             -- Amendment No. 1 and Waiver to the Securities Exchange
                              Agreement among the Registrant, Cerberus Partners, L.P.,
                              Goldman Sachs Credit Partners L.P., and Foothill Capital
                              Corporation. (Incorporated by reference to Exhibit 10.01
                              of the Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1998).
         10.43             -- Promissory Notes and Security Agreement dated July 21,
                              1998 among the Registrant and Foothill Capital
                              Corporation, as collateral agent for Cerberus Partners,
                              L.P., Goldman Sachs Credit Partners L.P. and Foothill
                              Partners III, L.P. and their respective successors and
                              assigns. (Incorporated by reference to Exhibit 10.02 of
                              the Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1998).
         10.44             -- Request for Deferral of Interest Payment Under the Series
                              B Convertible Subordinated Notes due 2008 and the related
                              Securities Exchange Agreement, dated May 6, 1998, by and
                              between Coram, Inc., Coram Healthcare Corporation,
                              Cerberus Partners, L.P., Goldman SachsCredit Partners,
                              L.P. and Foothill Capital Corporation, as amended
                              (Incorporated by reference to Exhibit 10.03 of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1998).
         10.45             -- Securities Exchange Agreement among the company, Cerberus
                              Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                              Foothill Capital Corporation. (Incorporated by reference
                              to Exhibit 10.01 of the Registrant's Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1998).(a)
         10.46             -- Form of Letter of Credit required by the Master Agreement by and between the Registrant and its applicable
                              affiliates and Aetna U.S.Healthcare, Inc. and its
                              applicable affiliates (Incorporated by reference to
                              Exhibit 10.02 of the Registrant's Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1998).
         10.47             -- Addendum amendment to Sabratek Corporation and Coram
                              Healthcare for IV Infusion pumps, IV Disposable Sets and
                              Related Items, dated as of February 26, 1997, as of
                              December 7, 1998.
         10.48             -- Employment Agreement and Agreement between the company
                              and Richard M. Smith, dated as of April 26, 1999 and
                              November 11, 1999, respectively. (Incorporated by
                              reference to Exhibits 10.4 and 10.2, respectively of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1999).

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.49             -- Employment Agreement, between the company and Wendy L.
                              Simpson, dated as of April 26, 1999. (Incorporated by
                              reference to Exhibit 10.5 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended September 30,
                              1999).
         10.50             -- Employment Agreement, between the company and Joseph D.
                              Smith, dated as of April 26, 1999. (Incorporated by
                              reference to Exhibit 10.6 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended September 30,
                              1999).
         10.51             -- Employment Agreement, between the company and Daniel
                              Crowley, dated as of November 30, 1999, together with
                              Amendment No. 1 thereto.*
         10.52             -- Employment Agreement, between the company and Allen
                              Marabito, dated as of November 30, 1999, together with
                              amendment No. 1 thereto.*
         10.53             -- First Amendment to Prime Vendor Agreement, dated as of
                              January 1, 2000 by and between the company and Cardinal
                              Health.*
         20.1              -- Stockholder Rights Agreement (the "Stockholder Rights
                              Agreement"), dated as of June 25, 1997, between Coram
                              Healthcare Corporation and BankBoston, N.A., which
                              includes the form of Certificate of Designation,
                              Preferences and Rights setting forth the terms of the
                              Series X Participating Preferred Stock, par value $0.001
                              per share, as Exhibit A, the Summary of Stockholder
                              Rights Agreement as Exhibit B and the form of Right
                              Certificate as Exhibit C. Pursuant to the Stockholder
                              Rights Agreement, printed Right Certificates will not be
                              mailed until as soon as practicable after the earlier of
                              the tenth business day after public announcement that a
                              person or group has become an Acquiring Person or the
                              tenth business day after a person commences, or announces
                              its intention to commence, a tender offer or exchange
                              offer the consummation of which would result in such
                              person becoming an Acquiring Person. (Incorporated by
                              reference Exhibit 1 of the Registrant's Current Report on
                              Form 8-K dated as of June 25, 1997).
         21.1              -- Subsidiaries of the Registrant.*
         23.1              -- Consent of Ernst & Young LLP.*
         27.1              -- Financial Data Schedule.*
         27.2              -- Restated Financial Data Schedules.*
         27.3              -- Second restated Financial Data Schedule.*

---------------

(a) Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

 *  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                                CORAM HEALTHCARE CORPORATION

                                            By:     /s/ DANIEL D. CROWLEY
                                              ----------------------------------
                                                      Daniel D. Crowley
                                              Chairman, Chief Executive Officer,
                                                         and President

                                            By:      /s/ SCOTT R. DANITZ
                                              ----------------------------------
                                                       Scott R. Danitz
                                              Senior Vice President, Finance and
                                                             Chief
                                                      Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


                /s/ DANIEL D. CROWLEY                   Chairman, Chief Executive Officer,      March 30, 2000
-----------------------------------------------------     and President
                  Daniel D. Crowley

                /s/ WILLIAM J. CASEY                    Director                                March 30, 2000
-----------------------------------------------------
                  William J. Casey

                /s/ DONALD J. AMARAL                    Director                                March 30, 2000
-----------------------------------------------------
                  Donald J. Amaral

                /s/ SANDRA R. SMOLEY                    Director                                March 30, 2000
-----------------------------------------------------
                  Sandra R. Smoley

                 /s/ L. PETER SMITH                     Director                                March 30, 2000
-----------------------------------------------------
                   L. Peter Smith

               /s/ STEPHEN A. FEINBERG                  Director                                March 30, 2000
-----------------------------------------------------
                 Stephen A. Feinberg

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets -- As of December 31, 1999 and
  1998......................................................   F-3
Consolidated Statements of Operations -- Years Ended
  December 31, 1999, 1998 and 1997..........................   F-4
Consolidated Statements of Stockholders' Equity
  (Deficit) -- Years Ended December 31, 1999, 1998
  and 1997..................................................   F-5
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1999, 1998 and 1997..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Valuation and Qualifying Accounts............   S-1

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Coram Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Denver, Colorado
March 9, 2000

                          CORAM HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Current assets:
  Cash and cash equivalents.................................  $   6,242   $      53
  Cash limited as to use....................................      1,004       1,557
  Accounts receivable, net of allowances of $30,448 and
     $14,297................................................    107,406      98,889
  Inventories...............................................     22,966      27,203
  Deferred income taxes, net................................        364         705
  Other current assets......................................      5,614       4,883
                                                              ---------   ---------
          Total current assets..............................    143,596     133,290
Property and equipment, net.................................     22,198      24,861
Deferred income taxes, non-current, net.....................      1,481       4,365
Other deferred costs........................................      2,434       5,243
Goodwill, net of accumulated amortization of $78,027 and
  $67,247...................................................    216,062     235,696
Other assets................................................     17,451      17,574
                                                              ---------   ---------
          Total assets......................................  $ 403,222   $ 421,029
                                                              =========   =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................  $  36,090   $  28,036
  Accrued compensation......................................     11,273      10,834
  Interest payable..........................................      5,100       4,671
  Current maturities of long-term debt......................        390         260
  Income taxes payable......................................        240         300
  Deferred income taxes.....................................        419       1,060
  Reserve for litigation....................................         --       2,987
  Accrued merger and restructuring..........................      7,392       3,935
  Other accrued liabilities.................................      9,666       6,271
  Net liabilities of discontinued operations................     34,518       8,675
                                                              ---------   ---------
          Total current liabilities.........................    105,088      67,029
Long-term debt..............................................    302,662     242,162
Minority interest in consolidated joint ventures............      1,652       2,024
Other liabilities...........................................     14,092      12,947
Deferred income taxes, non-current..........................      1,427       4,010
Commitment and contingencies................................
                                                              ---------   ---------
          Total liabilities.................................    424,921     328,172
Stockholders' equity (deficit):
Preferred stock, par value $.001, authorized 10,000 shares,
  none issued...............................................         --          --
Common stock, par value $.001, authorized 100,000 shares,
  issued and outstanding 49,638 at December 31, 1999 and
  49,201 at December 31, 1998...............................         50          49
Additional paid-in capital..................................    427,399     427,133
Accumulated deficit.........................................   (449,148)   (334,325)
                                                              ---------   ---------
          Total stockholders' equity (deficit)..............    (21,699)     92,857
                                                              ---------   ---------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 403,222   $ 421,029
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   ---------
Net revenue.................................................  $ 521,196   $445,112   $ 439,472
Cost of service.............................................    408,878    326,736     309,693
                                                              ---------   --------   ---------
Gross profit................................................    112,318    118,376     129,779
Operating expenses:
  Selling, general and administrative expenses..............     96,809     83,337      86,457
  Provision for estimated uncollectible accounts............     28,310     14,845      14,983
  Amortization of goodwill..................................     10,784     11,139      13,586
  Income from litigation settlements........................         --         --    (156,792)
  Accrual for (reversal of) restructuring costs.............      5,831     (3,900)         --
  Loss on impairment of assets..............................      9,100         --          --
                                                              ---------   --------   ---------
          Total operating expenses..........................    150,834    105,421     (41,766)
                                                              ---------   --------   ---------
Operating income (loss) from continuing operations..........    (38,516)    12,955     171,545
Other income (expenses):
  Interest income...........................................        655      1,086       2,236
  Interest expense..........................................    (29,763)   (32,734)    (75,026)
  Termination fee...........................................         --         --      15,182
  Equity in net income of unconsolidated joint ventures.....        442         69       1,245
  Gains on sales of businesses..............................         --      1,071      26,744
  Losses on sales of property and equipment, net............       (107)      (363)        (61)
  Other income, net.........................................        405         28         333
                                                              ---------   --------   ---------
Income (loss) from continuing operations before income taxes
  and
     minority interests.....................................    (66,884)   (17,888)    142,198
  Income tax expense........................................        440      2,300       7,550
  Minority interests in net income of consolidated joint
     ventures...............................................      1,470      1,399       7,283
                                                              ---------   --------   ---------
Income (loss) from continuing operations after income taxes
  and
     minority interests.....................................    (68,794)   (21,587)    127,365
                                                              ---------   --------   ---------
Discontinued Operations:
  Loss from operations......................................    (28,411)      (108)     (2,105)
  Loss from disposal........................................    (17,618)        --          --
                                                              ---------   --------   ---------
Net income (loss)...........................................  $(114,823)  $(21,695)  $ 125,260
                                                              =========   ========   =========
Earnings per share:
  Basic
     Income (loss) from continuing operations...............  $   (1.39)  $  (0.44)  $    2.68
     Loss from discontinued operations......................      (0.93)     (0.00)      (0.04)
                                                              ---------   --------   ---------
     Net income (loss)......................................  $   (2.32)  $  (0.44)  $    2.64
                                                              =========   ========   =========
  Diluted
     Income (loss) from continuing operations...............  $   (1.39)  $  (0.44)  $    2.34
     Loss from discontinued operations......................      (0.93)     (0.00)      (0.04)
                                                              ---------   --------   ---------
     Net income (loss)......................................  $   (2.32)  $  (0.44)  $    2.30
                                                              =========   ========   =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  COMMON
                                   COMMON STOCK     ADDITIONAL    STOCK
                                  ---------------    PAID-IN      TO BE     ACCUMULATED
                                  SHARES   AMOUNT    CAPITAL      ISSUED      DEFICIT       TOTAL
                                  ------   ------   ----------   --------   -----------   ---------
Balance, January 1, 1997........  42,404    $42      $390,741    $ 25,625    $(437,890)   $ (21,482)
  Issuance of common stock and
     warrants, net..............     665      1        21,247          --           --       21,248
  Issuance of shares reserved
     for litigation.............   5,000      5        25,620     (25,625)          --           --
  Net Income....................      --     --            --          --      125,260      125,260
                                  ------    ---      --------    --------    ---------    ---------
Balance, December 31, 1997......  48,069     48       437,608          --     (312,630)     125,026
  Issuance of common stock and
     Warrants, net..............   1,132      1         2,225          --           --        2,226
  Warrant cancellation..........      --     --       (12,700)         --           --      (12,700)
  Net loss......................      --     --            --          --      (21,695)     (21,695)
                                  ------    ---      --------    --------    ---------    ---------
Balance, December 31, 1998......  49,201     49       427,133          --     (334,325)      92,857
  Issuance of common stock and
     warrants, net..............     437      1           266          --           --          267
  Net loss......................      --     --            --          --     (114,823)    (114,823)
                                  ------    ---      --------    --------    ---------    ---------
Balance, December 31, 1999......  49,638    $50      $427,399    $     --    $(449,148)   $ (21,699)
                                  ======    ===      ========    ========    =========    =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations................  $ (68,794)  $ (21,587)  $ 127,365
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Provision for estimated uncollectible accounts............     28,310      14,846      14,983
  Depreciation and amortization.............................     23,892      28,566      55,989
  Debt interest accrued.....................................     16,591      10,280      30,229
  Reversal of accrual for restructuring costs...............         --      (3,900)         --
  Litigation settlements not requiring cash.................         --          --    (120,079)
  Minority interest in net income of consolidated joint
    ventures, net...........................................       (371)       (126)       (784)
  Losses (gains) on sales of long-term assets...............        107         363          (2)
  Gains on sales of businesses..............................         --      (1,071)    (26,744)
  Equity in net income of unconsolidated joint ventures,
    net.....................................................       (303)        193        (498)
  Loss on impairment of assets..............................      9,100          --          --
  Other, net................................................         --      (3,140)        179
  Changes in operating assets and liabilities, net of
    acquisitions and dispositions:
    Accounts receivable.....................................    (36,828)    (29,426)       (491)
    Prepaid expenses, inventories and other assets..........      3,678     (13,098)     (9,466)
    Current and other liabilities...........................     13,644       2,309       2,919
    Litigation reserve......................................     (2,987)         --          --
    Accrued merger and restructuring........................      3,456        (915)     (4,762)
                                                              ---------   ---------   ---------
Net cash provided by (used in) continuing operations........    (10,505)    (16,706)     68,838
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (6,947)    (11,556)    (19,057)
Cash receipts on sale (payments for acquisitions) of
  businesses, net...........................................       (481)     (3,285)    124,196
Proceeds from sales of long-term assets.....................        159         179         680
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........     (7,269)    (14,662)    105,819
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of promissory notes....................         --       6,000          --
Cash consideration for warrant cancellation.................         --      (4,300)         --
Debt borrowings.............................................     50,000      29,250      10,000
Repayments of debt..........................................     (6,061)   (115,932)    (89,370)
Cash paid for debt financing costs..........................         --        (856)         --
Purchases of stock and exercise of warrants and options,
  net.......................................................        210          89       1,234
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........     44,149     (85,749)    (78,136)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH FROM CONTINUING
  OPERATIONS................................................     26,375    (117,117)     96,521
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATION.......    (20,186)      8,220      (2,946)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................         53     108,950      15,375
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   6,242   $      53   $ 108,950
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
  Interest..................................................  $   9,974   $   8,525   $  12,399
  Income taxes..............................................        554       2,470      (1,074)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Deferred interest.........................................  $      --   $      --   $   4,802
  Warrants issued in connection with debt financing.........         --       1,863      18,965
  Debt issued in consideration for cancellation of
    warrants................................................         --       8,400          --
  Common stock issued in settlement of litigation...........         --          --      25,625
  Issuance of stock in connection with acquisitions.........         --          --         870
  Capital lease obligations incurred on equipment lease.....         --          --          41
  Common stock issued in connection with employment
    agreements..............................................         --         103          --

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "company") during 1999 were engaged in three principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram includes centralized management, administrative and clinical support for clinical research trials, medical information and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     Coram delivers its alternate site infusion therapy services through approximately 80 branch offices located in 41 states and Ontario, Canada. In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research and medical informatics business operated by its subsidiary, CTI Network, Inc. ("CTI"). Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the cost of providing services and operating expenses, assessment of under performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See
Note 7. Most of the company's alternate site infusion therapy net revenue is from third-party payers such as private indemnity insurers, managed care organizations and governmental payers. Competition in this market, combined with the efforts by third-party payers to contain or reduce health care costs, contributed to reduced reimbursement rates for services. Meanwhile, Coram's other divisions are being reviewed for divestiture or liquidated.

     The company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home health care providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (Master Agreement) for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for covered members, assumed certain financial risk for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated, and R-Net is no longer providing any ancillary network management services. Coram and Aetna are pursuing breach of contract claims against each other in court. See Note 13. The R-Net business is being liquidated pursuant to a Board of Directors resolution and the Resource Network Subsidiaries' filing of voluntary bankruptcy petitions on November 12, 1999 with the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. See Note 3.

     The company delivers pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services division ("CPS"), which provides pharmacy benefit management services as well as specialty mail-order prescription drugs for chronically ill patients from two primary mail order facilities and three branch locations. The pharmacy benefit management service provides on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services are delivered through two main facilities which provide centralized distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. In August 1999, the company announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for CPS. With the assistance of its investment advisor, the company is currently conducting an auction of the CPS division.

                          CORAM HEALTHCARE CORPORATION

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

     The company has made a number of acquisitions since commencing operations, the most significant of which was the acquisition of substantially all of the assets and the assumption of certain specified liabilities of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark Inc., a subsidiary of Caremark International, Inc. (collectively "Caremark") effective April 1, 1995. In addition, Coram acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. See Note 7.

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

     Debt Restructuring and Refinancing. At December 31, 1997, the company had two principal long-term debt instruments, the Former Senior Credit Facility and the Rollover Note and related warrants, the combined outstanding balance of which was approximately $299.2 million. During 1998, the company completed the restructuring of this debt. The debt restructuring included repayment of all amounts due under the Former Senior Credit Facility, the consummation of an exchange of the Rollover Note and related warrants for certain senior subordinated debt and the execution of a new senior credit facility. In 1999, the company entered into Amendment 3 and Forbearance whereby no interest would be due on the senior subordinated debt for a period based on terms in the amendment. See Note 9.

     Concentration of Credit Risks. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. As of December 31, 1999, substantially all of the company's cash was deposited with Harris Trust and Savings Bank. Daily cash balances may be in excess of the FDIC insurance limits, but credit risk is mitigated as deposits are kept only with high credit quality institutions. Accounts receivable are primarily from third-party payers, including private indemnity insurers, managed care organizations and state and federal governmental payers such as Medicare and Medicaid, and are unsecured. Credit risk is mitigated by the large number of entities that comprise the third-party payer base and credit evaluations of patients and third-party payers.

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

     Reclassifications. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company's revenue is billed to third-party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between service revenue at established

                          CORAM HEALTHCARE CORPORATION
rates and amounts expected to be realized from third-party payers under contractual agreements. Management fees, which are collected from entities managed by the company, are based principally on a percentage of the entities' revenue. Management fees were immaterial in 1999 and approximately $0.2 million and $2.0 million in 1998 and 1997, respectively.

     In certain cases, particularly during the term of operations for R-Net, the company agreed to accept fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services. As of January 1, 2000, Coram was a party to six capitated arrangements, excluding the Master Agreement signed with Aetna in April 1998 for R-Net services that was terminated on June 30, 1999.

     Revenue from the Medicare and Medicaid programs accounted for approximately 20%, 24%, and 23% of the company's net revenue from continuing operations for the years ended December 31, 1999, 1998 and 1997, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management of the company believes that it is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of one to five years for equipment, furniture, fixtures and vehicles. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the related assets.

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

     Goodwill and other Long-Lived Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over 25 years. In 1995, the company implemented Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"). Accordingly, the carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying value is reduced to estimated fair market value based on discounted cash flow estimates. Impairment indicators include, among other conditions, cash flow deficits; an historical or anticipated decline in revenue or operating profit; adverse legal, regulatory or

                          CORAM HEALTHCARE CORPORATION
reimbursement developments; or a material decrease in the fair value of some or all of the assets. A review is done separately for each of the separately identifiable markets in which the company operates. During 1999, Coram recognized impairment on goodwill from continuing operations and other assets of $9.1 million. The goodwill impairment charge was taken primarily because of operating losses of the infusion business that had resulted following the termination of the Master Agreement with Aetna and the discontinuance of R-Net. The amount of impairment charge was determined using forecasted discounted cash flows of those branches with indications of potential impairment of allocated long-lived assets. The forecasted cash flows were based on budgeted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) with an effective 8% growth rate. Additionally a 10% discount rate was used.

     If future cash flows from operations decrease, Coram may be required to record additional write downs of its goodwill and other long-lived assets. Any such write-down could have a material adverse effect on the company's financial position and results of operations.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing system-generated reports which track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the allowance for estimated uncollectible accounts. Additionally, the company establishes appropriate additional reserves for accounts that are deemed uncollectible due to occurrences such as bankruptcy filings by the payer. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the company has made adequate provision for uncollectible accounts based on all information available, no assurance can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes.

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

                          CORAM HEALTHCARE CORPORATION

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       1999         1998        1997
                                                     ---------    --------    --------
Numerator for basic and diluted earnings per share
  Income (loss) from continuing operations.........  $ (68,794)   $(21,587)   $127,365
  Loss from Discontinued Operations................    (46,029)       (108)     (2,105)
                                                     ---------    --------    --------
Net income (loss)..................................  $(114,823)   $(21,695)   $125,260
                                                     =========    ========    ========
Denominator:
  Weighted average shares..........................     49,512      48,870      44,321
  Contingently issuable shares.....................         --          --       3,142
                                                     ---------    --------    --------
  Denominator for basic earnings per share.........     49,512      48,870      47,463
Effect of other dilutive securities:
  Stock options....................................         --          --       1,292
  Warrants.........................................         --          --       5,726
                                                     ---------    --------    --------
  Denominator for diluted earnings per
     share -- adjusted weighted average shares and
     assumed conversion............................     49,512      48,870      54,481
                                                     =========    ========    ========
Earnings per share:
  Basic
     Income (loss) from continuing operations......  $   (1.39)   $  (0.44)   $   2.68
     Loss from discontinued operations.............      (0.93)      (0.00)      (0.04)
                                                     ---------    --------    --------
     Net income (loss).............................  $   (2.32)   $  (0.44)   $   2.64
                                                     =========    ========    ========
  Diluted
     Income (loss) from continuing operations......  $   (1.39)   $  (0.44)   $   2.34
     Loss from discontinued operations.............      (0.93)      (0.00)      (0.04)
                                                     ---------    --------    --------
     Net income (loss).............................  $   (2.32)   $  (0.44)   $   2.30
                                                     =========    ========    ========

     In 1997, basic earnings per share data was computed by dividing net income by the weighted average number of common shares and contingently issuable shares outstanding during the period. Diluted earnings per share was adjusted for the assumed conversion of all potentially dilutive securities, including stock options and warrants to purchase common stock. The 1998 and 1999 computations do not give effect to options, warrants or the Series B Senior Subordinated Convertible Notes, as their effect would have been anti-dilutive.

     Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which establishes rules for reporting and displaying comprehensive income. Statement 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as essentially all changes in stockholders' equity exclusive of transactions with owners (e.g., dividends, stock options) and includes net income plus changes in certain assets and liabilities that are reported directly in equity, referred to as "Other Comprehensive Income." Other Comprehensive Income includes unrealized gains or losses on available-for-sale securities, translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The company has no material activity that requires disclosure under Statement 130.

     Segment Reporting. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes

                          CORAM HEALTHCARE CORPORATION
standards for related disclosures about products and services, geographic areas and major customers. The company adopted the new requirements in 1998. See Note 16.

     Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards no. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB No. 133, which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. Therefore, Coram will adopt the new requirement effective January 1, 2001. The company does not believe that adoption of the new requirement will have a material effect on the company's future financial position or operating results.

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

3. LOSS ON DISCONTINUED OPERATIONS

     In November 1999, following the filing of voluntary bankruptcy petitions for the Resource Network subsidiaries and the plan to liquidate the R-Net division, as indicated in Note 1, Coram disclosed as Net Liabilities of R-Net Segment in the Consolidated Financial Statements, the excess of R-Net's liabilities over assets. Coram also reflected separately R-Net's operating results in the Consolidated Statement of Operation as Discontinued Operations.

     The Loss from Operations of Discontinued Operations of R-Net reflected in the company's Consolidated Statement of Operations includes the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
Net Sales...........................................  $ 74,432    $ 61,596    $ 20,266
                                                      ========    ========    ========
Gross Profit (Loss).................................  $ (8,003)   $ 13,608    $  5,825
                                                      ========    ========    ========
Loss from Operations of Discontinued Operations.....  $(28,411)   $   (108)   $ (2,105)
                                                      ========    ========    ========

     The $17.6 million Loss from Disposal of Discontinued Operations of the segment includes $1.5 million of loss from operations from the November 12, 1999 measurement date to December 31, 1999, including $2.9 of Net Sales during this period. The Loss from Operations of Discontinued Operations also includes $5.5 million of reserves for severance, litigation, facility costs and other wind-down costs, and $10.6 million for asset impairment reserves.

                          CORAM HEALTHCARE CORPORATION

     The components of the net liabilities of the discontinued operations included in the Consolidated Balance Sheets are summarized as follows (in thousands):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
  Cash......................................................  $  2,022    $     --
  Accounts Receivable, net..................................        --      14,808
  Other Current Assets......................................        --          80
  Property, Plant, & Equipment, net.........................        --       1,702
  Intercompany payable......................................      (437)         --
  Accounts payable..........................................   (31,490)    (24,894)
  Accrued expenses..........................................    (4,613)       (371)
                                                              --------    --------
  Net liabilities of R-Net Segment..........................  $(34,518)   $ (8,675)
                                                              ========    ========

4. CAREMARK LITIGATION SETTLEMENT

     In June 1997, the company recorded settlement income of $156.8 million which represents a $165.0 million settlement with Caremark, less related costs of $8.2 million. The company and Caremark settled certain litigation arising out of the purchase of the Caremark Business in 1995. Under the terms of the settlement, the Junior Subordinated PIK Notes totaling approximately $100.0 million principal and $20.0 million accrued interest (payable semiannually in PIK Notes of the same type) were cancelled with all payments thereunder forgiven. Additionally, Caremark agreed to pay $45.0 million in cash to the company, which was received September 2, 1997. Of the $45.0 million cash received, $3.6 million was placed in escrow pending reconciliation of certain lockbox issues, which were settled at a nominal gain in June 1998. Additionally, as part of the settlement, Caremark assigned and transferred to Coram all of Caremark's claims and causes of action against Caremark's auditors, Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) related to the lawsuit. See Note 13.

5. TERMINATED MERGER WITH IHS

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

6. SALE OF LITHOTRIPSY BUSINESS

     In 1997, the company owned two lithotripsy partnerships and a controlling interest in 11 lithotripsy partnerships. The company also owned a lithotripsy management company and a lithotripter maintenance company. On August 20, 1997, the company signed an agreement with IHS for the sale of the company's interest in the lithotripsy business. Effective September 30, 1997, the company completed the transaction as to all of its

                          CORAM HEALTHCARE CORPORATION

Lithotripsy Business other than its interests in three lithotripsy partnerships. The company's interests in two of these partnerships were conveyed to IHS effective October 3, 1997. Proceeds on the sale of the Lithotripsy Business in 1997 totaled $126.6 million and the company recognized a gain of $26.7 million.

     Effective June 1, 1998, the company signed an agreement with IHS for the sale of the company's remaining lithotripsy partnership for an aggregate purchase price of $1.0 million payable in common stock of IHS. As a result, the company recognized a gain of $0.7 million in 1998.

7. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. The acquisition activity during the year ended December 31, 1998 was limited to the completion of the purchase of two infusion branches for approximately $2.5 million in cash. The acquisition was accounted for as a purchase. Individually and in the aggregate, the results of operations of this business for periods prior to its acquisition were not material to the company's consolidated results of operations.

     Certain agreements, related to previously acquired businesses or interests therein, provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of December 31, 1999, the company may be required to pay, under such contingent obligations, approximately $1.7 million which are subject to increase based on the company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the company's stock. Subject to certain elections by the company or the sellers, approximately $0.9 million of these contingent obligations, subject to increase, may be paid in cash. In the period these payments become probable, they are recorded as additional goodwill. Payments made during the years ended December 31, 1999, 1998 and 1997 were $0.4 million, $0.3 million, and $0.6 million, respectively.

     Merger and Restructuring. As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc. (the "Caremark Business"), during May 1995, the company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged $25.8 million to operations as a restructuring cost. Certain additional restructuring costs totaling approximately $11.4 million were incurred and accounted for as adjustments to the purchase price of the Caremark Business in 1995. In December 1998 and 1999, the company evaluated the estimated costs to complete the Caremark Business Consolidation Plan and other accruals and recognized a restructure reversal benefit of $0.7 million and $0.2 million, respectively.

     During January 1999, the company undertook an organizational realignment to affect a functional reporting structure (the "Field Reorganization Plan") and charged $1.0 million to operations as a restructuring cost. The Field Reorganization Plan's restructuring cost relates to severance payments, fringe benefits and taxes for approximately 25 severed employees.

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged $4.8 million to operations as a restructuring cost. The Coram Restructure Plan will result in the closing of facilities and reduction of personnel. Personnel reduction costs of $2.5 million include severance payments, fringe benefits and taxes related to over 200 employees to be terminated. Facility closing costs include $2.3 million of rent, common area maintenance and utility costs, offset by sublease arrangements as applicable, for fulfilling lease commitments on approximately fifteen branch and corporate facilities that will be closed as part of the restructuring.

     During July 1999, the company adopted a restructuring plan associated with the reorganization of the R-Net call center operations responsible for managing the Master Agreement with Aetna (the "R-Net Restructure Plan"). The R-Net Restructure Plan resulted in an initial charge to operations of $5.1 million. In November 1999, prior to the R-Net decision to file voluntary Chapter 11 bankruptcy petitions, the company evaluated the estimated cost to complete the R-Net Plan and revised the initial charge to $4.3 million, which consisted of accruals for restructuring of $2.8 million for facility costs and $0.6 million for personnel reduction costs, and a

                          CORAM HEALTHCARE CORPORATION
loss on impairment of assets charge for $0.9 million. As a result of the plan for R-Net liquidation as described in Note 1 and 3, these charges are included in the Loss from Discontinued Operations for the year-ended December 31, 1999 and the related restructuring accrual and impairment of fixed assets is reflected in the net liability of discontinued operations as of December 31, 1999.

     Under the Caremark Business Consolidation Plan, the Field Reorganization Plan and the Coram Restructure Plan, the company has made total payments, disposals and reversals as follows (in thousands):

                                                                                         BALANCE AT
                                             THROUGH DECEMBER 31, 1999                DECEMBER 31, 1999
                                  -----------------------------------------------   ---------------------
                                      CASH       NON-CASH             RESTRUCTURE   FUTURE CASH    TOTAL
                                  EXPENDITURES   CHARGES     TOTAL     REVERSAL     EXPENDITURE   CHARGES
                                  ------------   --------   -------   -----------   -----------   -------
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs.....    $11,300       $   --    $11,300      $ --         $   --      $11,300
  Facility Reduction Costs......      9,664        3,900     13,564       943          2,193       16,700
                                    -------       ------    -------      ----         ------      -------
          Total Restructuring
            Costs...............    $20,964       $3,900    $24,864      $943         $2,193      $28,000
                                    =======       ======    =======      ====         ======      =======
Field Reorganization Plan:
  Personnel Reduction Costs.....    $   909       $   --    $   909      $ --         $   41      $   950
                                    -------       ------    -------      ----         ------      -------
          Total Restructuring
            Costs...............    $   909       $   --    $   909      $ --         $   41      $   950
                                    =======       ======    =======      ====         ======      =======
Coram Restructure Plan:
  Personnel Reduction Costs.....    $     3       $   --    $     3      $ --         $2,559      $ 2,562
  Facility Reduction Costs......         --           --         --        --          2,294        2,294
                                    -------       ------    -------      ----         ------      -------
          Total Restructuring
            Costs...............    $     3       $   --    $     3      $ --         $4,853      $ 4,856
                                    =======       ======    =======      ====         ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at December 31, 1999 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $2.2 million, the Coram Restructure Plan of $4.9 million, and other accruals of $0.3 million. The other accruals are for estimated expenditures for other closed facilities and personnel reduction costs.

     The Company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 55% through December 31, 2000, 14% through December 31, 2001, 14% through December 31, 2002, and 17% thereafter.

8. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Leasehold improvements......................................  $  4,503   $  4,486
Equipment and other.........................................    46,078     44,490
Furniture and fixtures......................................     6,898      6,421
                                                              --------   --------
                                                                57,479     55,397
Less accumulated depreciation and amortization..............   (35,281)   (30,536)
                                                              --------   --------
                                                              $ 22,198   $ 24,861
                                                              ========   ========

     The above includes immaterial amounts of equipment under capital leases.

                          CORAM HEALTHCARE CORPORATION

     Capital expenditures in 1999 and 1998, respectively, have consisted primarily of $2.6 million and $6.2 million, respectively, of multi-therapy infusion pumps and related equipment and supplies to service the growth in the alternate site infusion therapy business. In 1999 and 1998, the company also purchased $2.5 million and $3.3 million, respectively, of communication and information systems.

9. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Series A Senior Subordinated Unsecured Notes................  $166,825   $153,785
Series B Senior Subordinated Unsecured Convertible Notes....    91,474     87,922
New Senior Credit Facility..................................    44,000         --
Other obligations, including capital leases, at interest
  rates ranging from 11% to 15%, collateralized by certain
  property and equipment....................................       753        715
                                                              --------   --------
                                                               303,052    242,422
Less current scheduled maturities...........................      (390)      (260)
                                                              --------   --------
                                                              $302,662   $242,162
                                                              ========   ========

     As of December 31, 1999, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement") dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a new senior credit facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation, as Agent. Under the outstanding credit and debt agreements, the company is precluded from paying cash dividends during the term of indebtedness.

     Securities Exchange Agreement. On May 6, 1998, the company entered into the Securities Exchange Agreement with the Holders of its subordinated rollover note (the "Rollover Note"). As long as the Rollover Note was outstanding, the Holders had the right to receive warrants to purchase up to 20% of the outstanding shares of the common stock of the company (the "Warrants") on a fully diluted basis. The Securities Exchange Agreement provided for the cancellation of the Rollover Note (including deferred interest and fees) and the Warrants in an exchange (the "Exchange"), effective April 13, 1998, for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount Series A Notes and (ii) $87.9 million in original principal amount of 8% Series B Notes. In addition, under the Securities Exchange Agreement, the Holders of the Series A and Series B Notes were given the right to approve certain new debt and the right to name one director to the company's Board of Directors, who was elected to the board in June 1998 and reelected in August 1999.

     On April 9, 1999, the company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes is convertible into shares of the company's common stock, par value $.001 per share (the "Common Stock"), at a price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into Common Stock at a price of $3.00, which price was subject to downward (but not upward) adjustment based on prevailing market prices for the Common Stock on each of April 13, 1999 and October 13, 1999. Based on reported closing prices for trading in the Common Stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties

                          CORAM HEALTHCARE CORPORATION
also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum. The Securities Exchange Agreements, pursuant to which the Series A Notes and the Series B Notes were issued, contains certain other customary covenants and events of default. At December 31, 1999, the company was in compliance with all of these covenants, other than covenants relating to certain contractual relationships its Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. subsidiaries had with certain parties that were contracted to provide services pursuant to the Master Agreement, effective May 1, 1998, with Aetna and to certain covenants relating to the capitalization of certain subsidiaries. The company has, however, received waivers from its lenders regarding such noncompliance. In addition, the filing of the voluntary chapter 11 bankruptcy petitions by Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. caused defaults under the Exchange Agreement; however, such defaults were waived by the Lenders. In connection with such waivers and the waivers provided for certain matters of non-compliance with certain covenants set forth in the New Senior Credit Facility (as described below), the company and the Holders entered into an amendment on November 15, 1999 which the Holders agreed that no interest on the Series A and Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers will be forthcoming at that time.

     Series A Notes. The Series A Notes mature in May 2001 and bore interest at an initial rate of 9.875% per annum payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the company except that Holders can require the company to pay interest in cash if the company exceeds a certain interest coverage ratio. Pursuant to the Note Amendment, the parties increased the interest rate applicable to the Series A Notes to 11.5% per annum. During the year ended December 31, 1999, interest expense on the Series A Notes was approximately $16.9 million. On January 15, 2000, Series A Notes totaling approximately $1.6 million were issued in lieu of a cash payment for interest due on such date.

     As described above, no interest will accrue on the outstanding balance under the Series A Notes for the period from November 15, 1999 through the earlier of (i) resolution of the litigation with Aetna or (ii) May 15, 2000. Following the expiration of such period of time, the interest rate applicable to the Series A Notes shall return to the prior rate, 11.5% per annum.

     Series B Notes. The Series B Notes mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the company. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes are convertible into shares of the company's Common Stock at a price of $2.00 per share subject to customary anti-dilution adjustments including adjustments for sale of common stock other than pursuant to existing obligations or employee benefit plans at a price below the conversion price prevailing at the time of such sale. Cash will be paid in lieu of fractional shares upon conversion of the Series B Notes. During the year ended December 31, 1999, interest expense on the Series B Notes was $7.1 million. On January 15, 2000 additional Series B Notes totaling approximately $0.6 million were issued in lieu of a cash payment for interest due on such date.

     As described above, no interest will be due on the outstanding balance under the Series B Notes for the period from November 15, 1999 through the earlier of (i) resolution of the litigation with Aetna or (ii) May 15, 2000. Following the expiration of such period of time, the interest rate applicable to the Series B Notes shall return to the prior rate, 8.0% per annum.

     The Series A and Series B Notes are redeemable, in whole or in part, at the option of the Holders thereof in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the Series A and Series B Notes are redeemable at 103% of the then outstanding principal amount plus accrued interest. The Series B Notes are also redeemable at the option of the Holders thereof upon maturity of the Series A Notes at the outstanding principal

                          CORAM HEALTHCARE CORPORATION
amount thereof plus accrued interest. In addition, the Series A Notes are callable at 103% of the then outstanding principal amount plus accrued interest at the option of the company.

     Exchange; New Senior Credit Facility. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998, the company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes agreed to extend the company up to $60.0 million of senior secured debt (the "New Senior Credit Facility"), subject to the completion of definitive agreements on or prior to September 30, 1998. On August 20, 1998, the company entered into a definitive agreement for the New Senior Credit Facility providing for the availability of the $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The New Senior Credit Facility matures February 26, 2001 and bears an interest rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 10.0% at December 31, 1999. The New Senior Credit Facility is secured by the capital stock of the company's subsidiaries, as well as the accounts receivable and certain other assets held by the company and its subsidiaries. Under the New Senior Credit Facility, among other nominal fees, the company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. During the year ended December 31, 1999, interest and related fees on the New Senior Credit Facility were $3.0 million. In addition, the terms of the New Senior Credit Facility provide for the issuance of warrants to purchase up to 1.9 million shares of common stock of the company at $0.01 per share, subject to customary adjustments (the "1998 Warrants"). The 1998 Warrants were valued at their fair value at the date of issuance, and were accounted for as deferred costs to be amortized over the life of the New Senior Credit Facility. The company charged $1.6 million to interest expense during the year ended December 31, 1999 related to the 1998 Warrants. The terms of the New Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of December 31, 1999, the Holders had issued letters of credit totaling $2.5 million thereby reducing the company's availability under the New Senior Credit Facility by that amount. The terms of the New Senior Credit Facility also provide for a fee of 1.0% per annum on the outstanding letter of credit obligations that is due in arrears on the first business day of each month. The terms of the New Senior Credit Facility also provide for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. As of December 31, 1999, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The New Senior Credit Facility contains certain other customary covenants and events of default. At December 31, 1999, the company received waivers of non-compliance with such covenants through December 31, 2000. There can be no assurance as to whether further covenant violations will occur in periods ending after December 31, 2000 and whether necessary waivers will be forthcoming at that time.

     At March 16, 2000, the New Senior Credit Facility had an available borrowing base of $60.0 million, of which, $40.5 million had been drawn, including $14.5 million relating to the letters of credit that had been delivered in accordance with the Master Agreement with Aetna. In addition, after deducting from the borrowing base the other letters of credit obligations totaling $2.5 million, the total available under the facility is $17.0 million as of March 16, 2000.

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

     Former Senior Credit Facility. In January 1998, the company repaid all principal, interest and related fees totaling approximately $80.1 million due under the Former Senior Credit Facility and terminated such facility. Interest on the Former Senior Credit Facility was based on margins over certain domestic and foreign indices and was accruing at the annual rate of 8.94% upon repayment. Additionally, in 1995, warrants were issued to the company's lenders under the former Senior Credit Facility valued at approximately $8.0 million, their value at the date of issuance, and were accounted for as interest expense through March 1997. Accordingly, the company incurred interest of approximately $1.6 million for the year ended December 31, 1997 in relation to these warrants.

     Rollover Note. Through April 13, 1998, the Rollover Note carried an interest rate that was based on various indices plus a margin that increased by 0.25% quarterly and was 16.75% upon the effective cancellation date. During the years ended December 31, 1998 and 1997, $10.3 million and $30.2 million was accrued on the Rollover Note, respectively. The Warrants related to the Rollover Note were accounted for as interest expense and additional paid-in capital. Accordingly, the company recorded interest expense related to the Warrants of $3.2 million and $18.2 million in the years ended December 31, 1998 and 1997 respectively.

     At December 31, 1999, the company was obligated to make principal payments on long-term debt outstanding as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2000.....................................................   $    390
2001.....................................................    211,164
2002.....................................................          8
2003.....................................................         10
2004.....................................................          6
Thereafter...............................................     91,474
                                                            --------
                                                            $303,052
                                                            ========

10. INCOME TAXES

     The amount of income tax expense allocated to continuing operations and discontinued operations are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999     1998      1997
                                                              -----   -------   -------
Continuing Operations.......................................  $440    $2,300    $7,550
Discontinued Operations.....................................    --        --        --
                                                              ----    ------    ------
          Total income tax expense..........................  $440    $2,300    $7,550
                                                              ====    ======    ======

                          CORAM HEALTHCARE CORPORATION

     The components of the consolidated income tax expense attributable to continuing operations were as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999     1998      1997
                                                              -----   -------   -------
Current:
  Federal...................................................  $ 41    $1,750    $5,000
  State.....................................................   399       550     2,550
                                                              ----    ------    ------
          Total Current.....................................   440     2,300     7,550
                                                              ----    ------    ------
Deferred:
  Federal...................................................    --        --        --
  State.....................................................    --        --        --
                                                              ----    ------    ------
          Total Deferred....................................    --        --        --
                                                              ----    ------    ------
  Income tax expense........................................  $440    $2,300    $7,550
                                                              ====    ======    ======

     The following table reconciles the federal statutory rate to the effective income tax expense rate attributable to continuing operations:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                           1999       1998       1997
                                                           -----      -----      -----
Federal statutory rate...................................  (35.0)%    (35.0)%     35.0%
Valuation allowance......................................   37.5       25.3      (43.0)
State income taxes, net of federal income tax benefit....   (6.0)      (1.8)       4.8
Goodwill.................................................    3.7       13.2        1.2
Other....................................................    0.4       10.2        7.6
                                                           -----      -----      -----
Effective income tax expense rate........................    0.6%      11.9%       5.6%
                                                           =====      =====      =====

     The 1999 effective income tax rate is higher than the statutory rate because the company is not recognizing the benefit of the current year loss. The 1998 effective income tax rate is substantially higher than the statutory rate because the company is not recognizing the benefit of the current year loss and is adjusting its estimate for the dispute with the Internal Revenue Service described below. The 1997 effective income tax rate is substantially lower than the statutory rate because of the company's ability to utilize net operating loss carryforwards which are fully reserved in the valuation allowance.

                          CORAM HEALTHCARE CORPORATION

     The temporary differences, tax effected, which give rise to the company's net deferred tax asset (liability) were as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Deferred tax assets:
  Goodwill, net of amortization.............................  $  47,331   $  49,508
  Restructuring costs.......................................      6,312       3,289
  Net operating loss carryforwards..........................     84,784      49,262
  AMT credit carryforwards..................................      4,478       4,478
  Accrued litigation........................................         --       1,226
  Allowance for notes receivable............................        481         739
  Allowance for doubtful accounts...........................     14,353       7,441
  Intangible assets.........................................      3,355       2,906
  Resource Network reserves.................................      9,547          --
  Accrued bonuses...........................................        903       1,819
  Accrued vacation..........................................        719         422
  Other accruals............................................      1,961       1,855
  Other.....................................................      1,763       1,446
                                                              ---------   ---------
          Total gross deferred tax asset....................    175,987     124,391
  Less valuation allowance..................................   (174,142)   (119,321)
                                                              ---------   ---------
          Total deferred tax asset..........................      1,845       5,070
Deferred tax liabilities:
  Property and equipment....................................     (1,427)     (3,841)
  Amortization of intangibles...............................         --        (169)
  Partnerships..............................................         --        (144)
  Other.....................................................       (418)       (916)
                                                              ---------   ---------
          Total deferred tax liabilities....................     (1,845)     (5,070)
                                                              ---------   ---------
          Net deferred tax asset (liability)................  $      --   $      --
                                                              =========   =========

     Deferred tax assets have been limited to amounts expected to be recovered, offset against deferred tax liabilities that would otherwise become payable in the carryforward period for 1999 and 1998. The company believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time that they should be offset by a valuation allowance.

     As of December 31, 1999, the company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $214.7 million which are available to offset future federal taxable income, expiring in varying amounts in the years 2002 through 2019. This includes approximately $46.1 million generated prior to the Four-Way Merger subject to an annual usage limitation of approximately $4.5 million.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the company. The company has agreed to adjustments of $24.4 million that affect only the net operating loss carryforwards available. The company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect the prior years' tax liabilities. In May 1999, the company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The company is contesting the notice of deficiency through administrative proceedings and litigation, and will vigorously defend its position. The most

                          CORAM HEALTHCARE CORPORATION
significant adjustment proposed by the IRS relates to the ability of the company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. In August 1999, the company filed a petition with the United States Tax Court contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The IRS Appeals office currently has jurisdiction over the case. Due to the uncertainty of final resolution, the company's financial statements include a reserve for these potential liabilities. No assurance can be given that the company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the company could be materially adversely affected.

11. RELATED PARTY TRANSACTIONS

     Prior to the Four-Way Merger, the Merged Entities entered into agreements with individuals and/or companies considered to be related parties. The majority of these individuals and/or companies are no longer related parties as these individuals are no longer company employees, officers and/or directors. The following summarizes the significant related party transactions.

     In 1997, the company's Board of Directors approved a contingent bonus to Donald J. Amaral, former Chairman and Chief Executive Officer and current Director, for his success in the financial turnaround of Coram. Under the agreement, subject to certain material terms and conditions, Mr. Amaral was paid $1.0 million following the refinancing of the company's debt and to be paid $4.0 million following a sale of the company. The company recorded a $1.0 million expense for the refinancing payment in 1998 and paid $0.5 million in 1998 and $0.5 million in the first quarter of 1999.

     A director of the company also previously served on the Board of Directors of Sabratek Corporation ("Sabratek") from October 1992 through August 23, 1999. In 1997, the company purchased from Sabratek approximately $11.5 million in multi-therapy infusion pumps and $4.3 million in related equipment and supplies. In 1999 and 1998, the company purchased $2.8 and $7.8 million from Sabratek for equipment and supplies. Sabratek filed for Chapter 11 bankruptcy in January 2000.

     The Chairman, CEO and President, Daniel D. Crowley, owns a consulting company from which the company purchases services. In 1999, the company paid $0.2 million for consulting services.

12. STOCKHOLDERS' EQUITY

     At December 31, 1999, the company was authorized to issue 10 million shares of preferred stock, $.001 par value, which may be issued at the discretion of the company's Board of Directors without further stockholder approval. The Board of Directors can also determine the preferences, rights, privileges and restrictions of any series of preferred stock. At December 31, 1999, there were no shares of preferred stock issued and outstanding.

     In 1997, the company adopted a Stockholder Rights Agreement which provides for the distribution of one "Right" to purchase a unit equal to one-hundredth of a share of a newly created series of participating preferred stock ("Series X Preferred Stock") for each outstanding share of the company's common stock of record on July 9, 1997. The Stockholders Rights Agreement expired in accordance with its terms in 1999.

     The Exchange provided for the cancellation of the Warrants related to the Rollover Note. In April 1998, the company cancelled 8.4 million warrants with a fair value of $12.7 million in exchange for payment of $4.3 million in cash and $8.4 million in the original principal amount of the Series B Notes.

     In August 1998, in connection with its New Senior Credit Facility, the company provided for the issuance of the 1998 Warrants to purchase up to 1.9 million shares of the company's common stock to the Holders. The 1998 Warrants have an exercise price of $0.01 per share, subject to customary adjustments.

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

     In connection with the Four-Way Merger, the company assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the company's Board of Directors. In addition, the company implemented the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan"). During 1997, the Purchase Plan was amended to increase the number of common shares issuable from 0.3 million to 1.0 million. The Purchase Plan was re-activated in January 1998 after a suspension in the fourth quarter of 1996. The Purchase Plan was re-suspended in December 1999.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following assumptions for 1999, 1998, and 1997, respectively: risk free interest rates ranging from 5.28% to 6.03%, 4.38% to 5.59%, and 5.73% to 6.57%; a dividend yield of 0% for each year; volatility factors of the expected market price of the company's common stock of $0.95, $0.62, and $0.62; and an expected life of the option of one year past vesting for each year.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income disclosed below may not be representative of compensation

                          CORAM HEALTHCARE CORPORATION
expense in future pro forma years. The company's pro forma information is as follows (in thousands, except for earnings per share information):

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Pro forma income (loss) from continuing operations....  $(70,295)  $(24,256)  $122,743
Pro forma earnings (loss) from continuing operations
  per common share....................................  $  (1.42)  $  (0.50)  $   2.59
Pro forma earnings (loss) from continuing operations
  per share -- assuming dilution......................  $  (1.42)  $  (0.50)  $   2.25

     A summary of the company's stock option activity, and related information for the years ended December 31 is as follows:

                                            1999                  1998                  1997
                                     -------------------   -------------------   -------------------
                                               WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                AVERAGE               AVERAGE               AVERAGE
                                     OPTIONS   EXERCISE    OPTIONS   EXERCISE    OPTIONS   EXERCISE
                                      (000)      PRICE      (000)      PRICE      (000)      PRICE
                                     -------   ---------   -------   ---------   -------   ---------
Outstanding -- beginning of year...   9,221      $2.77      7,561      $3.39      6,611      $5.41
  Granted:
     Price equal to fair value.....   3,302       1.41      3,119       2.18      5,153       2.77
     Exercised.....................       0          0         (1)      2.63       (327)      3.21
     Forfeited.....................  (2,619)      2.41     (1,458)      4.65     (3,876)      5.98
                                     ------                ------                ------
Outstanding -- end of year.........   9,904       2.42      9,221       2.77      7,561       3.39
                                     ======                ======                ======
Exercisable at end of year.........   5,669                 4,601                 3,375
                                     ======                ======                ======
Weighted-average fair value of
  options granted during the year:
  Price equal to fair value........  $ 0.91                $ 1.05                $ 1.19

     Exercise prices for options outstanding and the weighted-average remaining contractual life of those options at December 31, 1999 are as follows:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                         NUMBER      WEIGHTED-AVERAGE                        NUMBER
RANGE OF               OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES          (000)S      CONTRACTUAL LIFE    EXERCISE PRICE      (000)S       EXERCISE PRICE
---------------        -----------   ----------------   ----------------   -----------   ----------------
$ .63 - $  .63.......        10            9.71              $ .63                0           $   0
$ .75 - $  .75.......     1,000            9.91                .75                0               0
$ .81 - $ 1.81.......       915            9.48               1.17              108            1.68
$2.00 - $ 2.00.......     1,221            9.18               2.00              103            2.00
$2.25 - $ 2.25.......     1,177            8.61               2.25              446            2.25
$2.38 - $ 2.50.......     1,267            7.64               2.47              902            2.46
$2.63 - $ 2.63.......     1,810            6.09               2.63            1,670            2.63
$3.13 - $ 3.13.......        92            7.96               3.13               92            3.13
$3.40 - $ 3.40.......     2,200            5.78               3.40            2,200            3.40
$4.38 - $30.56.......       212            6.58               6.55              148            7.24
$ .63 - $30.56.......     9,904            7.63              $2.42            5,669           $2.97

                          CORAM HEALTHCARE CORPORATION

     Common shares reserved for future issuance include approximately 1.3 million shares related to options outside of the 1994 Plan, 0.4 million shares related to the Purchase Plan and 3.3 million shares related to stock purchase warrants.

     Warrants to Purchase Common Stock. The following warrants are outstanding or issuable at December 31, 1999:

                                                EXERCISE PRICE
                                     SHARES       PER SHARE              EXPIRATION DATE
                                    ---------   --------------           ---------------
Issued to lenders under Former
  Senior Credit Facility (Note
  9)..............................  1,357,469   Nominal          October 13, 2000
Issued by Merged Entities prior to
  Four-Way Merger.................     34,718   $12.58 - $18.79  March 6, 2001 to none
Issued to Senior Lenders (Note
  9)..............................  1,900,000   $ 0.01           Expiration is earlier of New
                                                                 Senior Credit Facility
                                                                 cancellation or termination
                                                                 date, or maturity of February
                                                                 26, 2001.

13. COMMITMENTS AND CONTINGENCIES

     Leases. The company leases office, other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments including real estate taxes and other operating costs. Total rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $12.2 million, $11.6 million and $12.3 million, respectively, exclusive of amounts charged to restructuring reserves. At December 31, 1999 the aggregate future minimum lease commitments were as follows (in thousands):

YEARS ENDING                                                  CAPITAL    OPERATING
DECEMBER 31,                                                  LEASES      LEASES
------------                                                  -------    ---------
2000........................................................   $263       $11,846
2001........................................................    158         8,640
2002........................................................     11         5,977
2003........................................................     11         5,160
2004........................................................      6         3,189
Thereafter..................................................     --         2,162
                                                               ----       -------
          Total minimum lease payments......................    449        36,974
Less amounts representing interest..........................    (46)           --
                                                               ----       -------
Net minimum lease payments..................................   $403       $36,974
                                                               ====       =======

     Capital lease obligations are included in other obligations. Operating lease obligations are net of sublease rentals. Operating lease obligations include $5.5 million, less $1.1 million of sublease rentals, accrued for as part of the restructuring costs under the Caremark Business Consolidation Plan and Coram Restructure Plan. Also included are lease obligations for R-Net of $4.7 million. As a result of the plan for disposition as described in Note 1 and Note 3, an accrual of $4.7 million for operating lease obligations of R-Net, less $1.8 million of estimated sublease rentals are included in Loss from Disposal of Discontinued Operation for the year-ended December 31, 1999 and accrued for in the net liability for discontinued operations as of December 31, 1999.

     Employee Benefit Plans. The Merged Entities provided various defined contribution plans that were available to their employees. Management of the company merged these benefit plans during 1995. Eligible

                          CORAM HEALTHCARE CORPORATION
employees include all individuals over the age of 21 who have completed six months of benefit-eligible service with the company. The company offered a matching program of $.50 for every $1 contributed up to the first 6% of the employee's pay. Employee contributions vest immediately upon contribution, and the company's contributions vest as follows: 1 year 0%, 2 years 25%, 3 years 50%, 4 years 75% and 5 years 100%. During the years ended December 31, 1999, 1998 and 1997, the company's total contributions to these plans were approximately $1.3 million, $2.0 million and $1.7 million, respectively. Effective October 1, 1999, Coram amended its 401K benefit plan to make the employer match discretionary. Currently, Coram is not matching employees' contributions.

     Litigation. Coram filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3330) on June 30, 1999. The Coram Complaint sets forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through the R-Net. Coram provided its notice of termination of the Master Agreement effective June 30, 1999. Under the arrangement, that was expected to last for five years, Coram managed and provided home health care services for over 2,000,000 Aetna enrollees in eight states for a stated monthly fee per enrollee. Coram began serving Aetna enrollees under the Master Agreement on approximately July 1, 1998. On June 30, 1999, Coram received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania (Case No. 99-11025). The Aetna Complaint sought specific performance, injunctive relief and declaratory relief to compel Coram to perform under the Agreement, including the payment of compensation to the healthcare providers that have rendered and continue to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputes Coram's right to terminate the Agreement. Coram removed the Aetna Complaint to federal court, and the Aetna Complaint is also pending in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 99-CV-3378).

     On July 20, 1999, Aetna filed a counterclaim against Coram in the federal court lawsuit brought by Coram (Civil Action No. 99-CV-3330). In its counterclaim, Aetna has sued Coram for, among other things, breach of the Master Agreement and fraudulent misrepresentation, contending Coram never intended to perform the Master Agreement, defamation, interference with contractual relations with providers and for interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement. Aetna seeks in excess of $133.0 million in the lawsuit.

     The parties filed summary judgment motions with respect to various claims raised by the other party. In February 2000, the Court issued a series of orders regarding the summary judgment motions filed by the parties. Specifically, the court granted Coram's summary judgment motions regarding the claims for specific performance and injunctive relief made by Aetna in the Aetna Complaint dismissing such claims as moot. The Court also granted a motion dismissing Aetna's counterclaims against Coram and the other related Coram parties for fraud, defamation, interference with contractual relations with providers and for interference with prospective contractual relationships with other companies that allegedly bid for the Master Agreement. Finally, the Court granted Aetna's motion for summary judgement dismissing Coram's claims for misrepresentation, fraud, and rescission. As a result of the Court's rulings, the tort claims of both Coram and Aetna have been dismissed, and each party is pursuing breach of contract claims against the other. Aetna seeks approximately $133 million for its breach of contract claims against Coram and Coram seeks over $45 million for its breach of contract claims against Aetna. The case has been placed on the Court's April 2000 trial calendar.

     Coram intends to pursue its claims against Aetna vigorously and to put forth a vigorous defense against all of the claims brought by Aetna against Coram. Due to the uncertainties inherent in litigation, the ultimate disposition of the Aetna litigation described in the preceding paragraphs cannot presently be determined and no provision has been recorded in the company's Consolidated Financial Statements for any recovery or loss that may result upon resolution of the Aetna litigation described above. An adverse outcome in such litigation could

                          CORAM HEALTHCARE CORPORATION
have a material adverse effect on the financial position, results of operations and liquidity of the company. See Note 3.

     On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, Case No. 99-2889 (MFW). On August 19, 1999, a small group of parties with claims against the R-Net filed an involuntary bankruptcy petition under Chapter 11 against Coram Resource Network, Inc. ("CRN") in the United States Bankruptcy Court for the District of Delaware. The two proceedings were consolidated by stipulation of the parties and the case is pending under the style, In Re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW).

     Apria Healthcare, Inc. and one of its affiliates (collectively "Apria") have also filed suit against the company and the Resource Network Subsidiaries in the Superior Court of Orange County, California (Apria Healthcare, Inc. and Apria Healthcare of New York State, Inc. v. Coram Healthcare Corporation, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc, Case No. 813264) regarding Apria's specific provider claims. The claims relate to services that rendered as part of a network in connection with the Master Agreement with Aetna. Apria's complaint alleges, among other things, that the Resource Network Subsidiaries operated as the alter ego of Coram and, as a result, Coram should be declared responsible for the alleged breaches of the contracts that the Resource Network Subsidiaries had with Apria. The complaint includes requests for declaratory, compensatory and other relief in excess of $1.4 million. A notice has been filed with the Court notifying it of the bankruptcy proceedings and contending that the case has, by operation of certain provisions of the United States Bankruptcy Code, been stayed. If the case is prosecuted against Coram despite the stay of the proceedings, Coram will pursue all available grounds for dismissal and defend itself vigorously in the matter. Due to the uncertainties inherent in litigation, the ultimate disposition of this matter cannot presently be determined and no provision has been recorded in the company's Consolidated Financial Statements for any loss that may result upon resolution of the litigation with Apria. See Note 3.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of Coram's federal income tax return of the company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the company. Coram has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. Coram does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which affects the prior year's tax liability. On May 14, 1999, Coram received a statutory notice of deficiency, and the alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The most significant proposed adjustment relates to the ability of Coram to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. On August 11, 1999, Coram filed a petition in the United States Tax Court contesting the deficiency and the IRS filed a response arguing that Coram's petition should be denied. Coram and the IRS have agreed to pursue a trial date in the early part of 2001 with discovery proceeding during 2000. Coram is contesting the notice of deficiency through administrative proceedings with the IRS and through the litigation in the Tax Court described above. Coram will vigorously defend its current position. Due to the uncertainty of final resolution, Coram's financial statements include a reserve for these issues. Coram would, however, be required to pay from its cash resources any deficiency resulting from resolution of the proposed adjustments, plus interest. Due to the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation, no assurance can be given that Coram will prevail. If Coram does not prevail with respect to the proposed material adjustments, the financial position and long-term liquidity of Coram could be materially adversely affected. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" and Note 10.

     Coram intends vigorously to defend itself in the matters described above. Nevertheless, due to the uncertainties inherent in litigation and IRS proceedings, the ultimate disposition of the matters described in the

                          CORAM HEALTHCARE CORPORATION
preceding paragraphs cannot presently be determined. Accordingly, charges recorded for various litigation settlements that are not individually material to Coram and the reserve established for the tax case as discussed above, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the company's Consolidated Financial Statements. An adverse outcome in any such litigation or proceedings could have a material adverse effect to the financial position, results of operations and liquidity of the company.

     On July 7, 1997, Coram filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by Coram against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with Coram. The case was dismissed from the court in California because of inconvenience to witnesses with a right to re-file in Illinois. Coram re-filed the lawsuit in state court in Illinois. PricewaterhouseCoopers LLP filed a motion to dismiss Coram's lawsuit in the state court in Illinois on several grounds, but their motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss Coram's lawsuit in May 1999, and that motion was dismissed on January 28, 2000. The lawsuit has progressed into the discovery stage. There can be no assurance of any recovery from PricewaterhouseCoopers LLP. See Note 4.

     Coram is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot presently be determined.

     Government Regulation. Under the Omnibus Budget Reconciliation Act of 1933 ("Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid program to an entity with which the physician has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between, the physician and the provider. Coram has financial relationships with physicians and physician owned entities in the form of medical director agreements and services agreements pursuant to which the company provides pharmacy products. In each case the relationship has been structured using an arrangement the company believes to be consistent with applicable exceptions set forth in Stark II.

     In addition, the company is aware of certain referring physicians that have had financial interest in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in certain companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or during the last three fiscal years. As of December 31, 1999, the company's stockholders equity was below the required level, but average stockholders' equity over the prior three years was above the required level. Without an increase in Coram's stockholders' equity level prior to the end of the fiscal year ending December 31, 2000, Coram would no longer qualify for such exception and would be forced to cease accepting referrals of patients with government sponsored benefit programs from physicians who own shares of Coram's common stock.

                          CORAM HEALTHCARE CORPORATION

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The financial instruments included in the company's assets and current liabilities (excluding long-term debt) are reflected in the financial statements at amounts approximating their fair value because of the short-term maturity of those instruments.

     At December 31, 1999 and 1998, the company's ability to borrow was limited. At December 31, 1999 and 1998, the company had total debt carried at $303.1 million and $242.4 million, respectively. At December 31, 1999, the Series A and Series B Notes were carried at $258.3 million and the Senior Credit Facility at $44.0. The company estimates that its fair value of these financial instruments approximates their face value based on the interest rate, security, covenants and remaining term to maturity.

     Considerable judgment is required in developing estimates of fair value and the information furnished above is not meant to be indicative of what such debt could be settled for. See Note 9.

15. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA) (UNAUDITED)

     The 1999 and 1998 quarterly results have been restated from the amounts previously reported by the company on Form 10-Q for consistent presentation with the fourth quarter of 1999 presentation to reflect the R-Net division as Discontinued Operations.

                                                      FOURTH     THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Year Ended December 31, 1999
  Net revenue......................................  $134,338   $132,939   $129,571   $124,348
                                                     ========   ========   ========   ========
  Gross profit.....................................  $ 25,700   $ 30,569   $ 28,421   $ 27,628
                                                     ========   ========   ========   ========
  Loss from continuing operations after income
     taxes and minority interests..................  $(45,530)  $ (7,210)  $(10,152)  $ (5,902)
  Income (loss) from discontinued operations.......  $(15,748)  $ (7,957)  $(27,841)  $  5,517
                                                     --------   --------   --------   --------
  Net Loss.........................................  $(61,278)  $(15,167)  $(37,993)  $   (385)
                                                     ========   ========   ========   ========
Earnings per share:
  Basic
     Income (loss) from continuing operations......  $  (0.91)  $  (0.15)  $  (0.21)  $  (0.12)
     Income (loss) from discontinued operations....     (0.32)     (0.16)     (0.56)      0.11
                                                     --------   --------   --------   --------
     Net income (loss).............................  $  (1.23)  $  (0.31)  $  (0.77)  $  (0.01)
                                                     ========   ========   ========   ========
  Diluted
     Income (loss) from continuing operations......  $  (0.91)  $  (0.15)  $  (0.21)  $  (0.12)
     Income (loss) from discontinued operations....     (0.32)     (0.16)     (0.56)      0.11
                                                     --------   --------   --------   --------
     Net income (loss).............................  $  (1.23)  $  (0.31)  $  (0.77)  $  (0.01)
                                                     ========   ========   ========   ========

                          CORAM HEALTHCARE CORPORATION

                                                      FOURTH     THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Year Ended December 31, 1998
  Net revenue......................................  $127,710   $113,933   $105,552   $ 97,917
                                                     ========   ========   ========   ========
  Gross profit.....................................  $ 35,028   $ 29,411   $ 27,706   $ 26,231
                                                     ========   ========   ========   ========
  Loss from continuing operations after income
     taxes and minority interests..................  $    (71)  $ (3,621)  $ (3,781)  $(14,114)
  Income (loss) from discontinued operations.......  $    877   $    772   $   (747)  $ (1,010)
                                                     --------   --------   --------   --------
  Net income (loss)................................  $    806   $ (2,849)  $ (4,528)  $(15,124)
                                                     ========   ========   ========   ========
Earnings per share:
  Basic
     Income (loss) from continuing operations......  $   0.00   $  (0.07)  $  (0.08)  $  (0.29)
     Income (loss) from discontinued operations....      0.02       0.02      (0.02)     (0.02)
                                                     --------   --------   --------   --------
     Net income (loss).............................  $   0.02      (0.05)  $  (0.10)  $  (0.31)
                                                     ========   ========   ========   ========
  Diluted
     Income (loss) from continuing operations......  $   0.00   $  (0.07)  $  (0.08)  $  (0.29)
     Income (loss) from discontinued operations....      0.02       0.02      (0.02)     (0.02)
                                                     --------   --------   --------   --------
     Net income (loss).............................  $   0.02   $  (0.05)  $  (0.10)  $  (0.31)
                                                     ========   ========   ========   ========

     In 1998, unusual or infrequently occurring charges included the reversal of $3.9 million of restructuring reserves in the fourth quarter. In 1999, Coram initiated three restructuring plans and charged $5.8 million to continuing operations as restructuring charges. Coram also recognized impairment on goodwill and other assets of $9.1 million in 1999. See Note 7.

16. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

     Management regularly evaluates the operating performance of the company by reviewing results on a product or service provided basis. The company's reportable segments are Infusion, CPS, and Lithotripsy. Infusion is the company's base business, which derives its revenue primarily from alternate site infusion therapy. CPS primarily provides specialty mail-order pharmacy and pharmacy benefit management services. Lithotripsy, a discontinued operation, derived its revenue from a non-invasive technique that used shock waves to disintegrate kidney stones. The other non-reportable segment represents clinical trials and informatics services. R-Net, also a discontinued operation, is no longer identified as a reportable segments. See Note 3.

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

                          CORAM HEALTHCARE CORPORATION

     Summary information by segment is as follows (in thousands):

                                                             AS OF AND FOR THE
                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
INFUSION
Revenue from external customers......................  $432,823   $396,669   $373,684
Intersegment revenue.................................    22,284     18,274     13,358
Interest income......................................        78         72         --
Equity in net income of unconsolidated joint
  ventures...........................................       442        107        636
Segment EBITDA profit................................    35,819     61,874     54,935
Segment assets.......................................   131,893    142,970    123,113
Segment asset expenditures...........................     5,302     11,153     17,554
CPS
Revenue from external customers......................  $ 86,625   $ 47,783   $ 28,280
Intersegment revenue.................................     2,452      1,534         45
Interest income......................................        --         --         --
Equity in net income of unconsolidated joint
  ventures...........................................        --         --         --
Segment EBITDA profit (loss).........................       662      2,000       (919)
Segment assets.......................................    24,003     11,992      4,106
Segment asset expenditures...........................     1,645        403         51
LITHOTRIPSY
Revenue from external customers......................        --        658   $ 37,282
Intersegment revenue.................................        --         --         --
Interest income......................................        --         --        125
Equity in net income of unconsolidated joint
  ventures...........................................        --         --        431
Segment EBITDA profit................................        --      *         16,140
Segment assets.......................................        --         --        262
Segment asset expenditures...........................        --         --      1,452
ALL OTHER
Revenue from external customers......................  $  1,748   $      2   $    226
Intersegment revenue.................................        --         --         --
Interest income......................................        --         --         --
Equity in net income of unconsolidated joint
  ventures...........................................        --         --         --
Segment EBITDA profit (loss).........................       103         --       (337)
Segment assets.......................................       492         --         --
Segment asset expenditures...........................        --         --         --

---------------

 *  Represents less than 2% of total category, therefore, no disclosure is made.

                          CORAM HEALTHCARE CORPORATION

     A reconciliation of the company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements are as follows (in thousands):

                                                             AS OF AND FOR THE
                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
REVENUES
Total for reportable segments........................  $544,184   $464,918   $452,649
Other revenue........................................     1,748          2        226
Elimination of intersegment revenue..................   (24,736)   (19,808)   (13,403)
                                                       --------   --------   --------
Total consolidated revenue...........................  $521,196   $445,112   $439,472
                                                       ========   ========   ========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments..........  $ 36,481   $ 63,874   $ 70,156
Other EBITDA profit (loss)...........................       103         --       (337)
Goodwill amortization expense........................   (10,784)   (11,139)   (13,586)
Depreciation and other amortization expense..........   (10,598)   (11,040)   (12,486)
Interest expense.....................................   (29,763)   (32,734)   (75,026)
All other income (expense), net......................   (52,323)   (26,849)   173,477
                                                       --------   --------   --------
Income (loss) from continuing operations before
  income taxes and minority interests................  $(66,884)  $(17,888)  $142,198
                                                       ========   ========   ========
ASSETS
Total assets for reportable segment..................  $155,896   $154,962   $127,481
Other assets.........................................   247,326    266,067    387,771
                                                       --------   --------   --------
Consolidated total assets............................  $403,222   $421,029   $515,252
                                                       ========   ========   ========

     For each of the years presented, the company's primary operations and assets were within the United States. The company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the company's operations.

     Sales to Aetna U.S. Healthcare and its affiliated payers for the company's Infusion segment represented approximately 7% of the company's total net revenue from continuing operations in 1999. Sales from the Medicare and Medicaid programs for all segments of the company represented 20%, 24% and 23% of the company's total consolidated net revenue for 1999, 1998 and 1997, respectively.

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                   BALANCE AT   CHARGED TO   CHARGED TO                     BALANCE AT
                                   BEGINNING    COSTS AND      OTHER                          END OF
           DESCRIPTION             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS          PERIOD
           -----------             ----------   ----------   ----------   ----------        ----------
Year ended December 31, 1999
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts....................   $14,297      $28,310       $   --      $(12,159)(1)      $30,448
  Allowance for long-term
     receivable..................   $ 1,763      $    --       $   --      $   (691)         $ 1,072
Year ended December 31, 1998
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts....................   $22,716      $14,845       $   --      $(23,264)(1)      $14,297
  Allowance for long-term
     receivable..................   $ 1,763      $    --       $   --      $     --          $ 1,763
Year ended December 31, 1997
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts....................   $39,572      $14,983       $   --      $(31,839)(2)(1)   $22,716
  Allowance for long-term
     receivable..................   $    --      $ 1,763       $   --      $     --          $ 1,763

---------------

(1) Accounts written off, net of recoveries.

(2) Includes a reduction in the reserve of $0.5 million resulting from the sale of the Lithotripsy Business.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
          2.1              -- Agreement and Plan of Merger dated as of February 6,
                              1994, by and Among the Registrant, T(2), Curaflex,
                              HealthInfusion, Medisys, T(2) Acquisition company, CHS
                              Acquisition company, HII Acquisition company and MI
                              Acquisition company (Incorporated by reference to Exhibit
                              2.1 of Registration No. 33-53957 on Form S-4).
          2.2              -- First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the Registrant, T(2)
                              Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                              company, CHS Acquisition company, HII Acquisition company
                              and MI Acquisition company (Incorporated by Reference to
                              Exhibit 2.2 of Registration No. 33-53957 on Form S-4).
          2.3              -- Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the Registrant, T(2),
                              Curaflex, HealthInfusion, Medisys, T(2) Acquisition
                              company, CHS Acquisition company, HII Acquisition company
                              and MI Acquisition company (Incorporated by Reference to
                              Exhibit 2.3 of the Registrant's Current Report on Form
                              8-K dated as of July 15, 1994).
          2.4              -- Asset Sale and Note Purchase Agreement, (the "Asset
                              Purchase Agreement") among the Registrant, Caremark
                              International Inc. and Caremark Inc. dated as of January
                              29, 1995 (Incorporated by reference to Exhibit C of the
                              Registrant's Current Report on Form 8-K dated April 6,
                              1995).(a)
          2.5              -- Agreement and Plan of Merger among the Registrant, CHC
                              Acquisition Corp. and Lincare Holdings Inc., (the
                              "Lincare Merger Agreement") Dated as of April 17, 1995
                              (Incorporated by reference to Exhibit B of The
                              Registrant's Current Report on Form 8-K dated May 2,
                              1995).(a)
          2.6              -- Agreement and Plan of Merger entered into as of October
                              19, 1996, Among Coram Healthcare Corporation, Integrated
                              Health Services, Inc. And IHS Acquisition XIX, Inc.
                              (Incorporated by reference to Exhibit 2.1 of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1996).
          2.7              -- Purchase Agreement by and between Integrated Health
                              Services, Inc., T(2) Medical, Inc., Coram Healthcare
                              Corporation of Greater New York And Coram Healthcare
                              Corporation. (Incorporated by reference Exhibit 2 Of the
                              Registrant's Current Report on Form 8-K dated as of
                              August 20, 1997).
          2.8              -- Side Agreement dated as of September 30, 1997 among Coram
                              Healthcare Corporation, T(2) Medical, Inc., Coram
                              Healthcare Corporation of Greater New York and Integrated
                              Health Services, Inc. (Incorporated by reference Exhibit
                              2.1 of the Registrant's Current Report on Form 8-K dated
                              as of September 30, 1997).
          3.1              -- Certificate of Incorporation of Registrant, as amended
                              through May 1, 1994 (Incorporated by reference to Exhibit
                              3.1 of Registration No. 33-53957 on Form S-4).
          3.2              -- Bylaws of Registrant (Incorporated by reference to
                              Exhibit 3.2 of Registration No. 33-53957 on Form S-4).
          3.3              -- Certificate of Amendment of the Registrant's Certificate
                              of Incorporation (Incorporated by reference to Exhibit
                              3.3 of the Registrant's Annual Report on Form 10-K for
                              the year ended December 31, 1997).
          4.1              -- Form of Common Stock Certificate for the Registrant's
                              common stock, $.001 par value per share. (Incorporated by
                              reference to Exhibit 4.1 of the Registrant's Annual
                              Report on Form 10-K for the year ended December 31,
                              1994).

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
          4.2              -- Form of Common Stock Certificate for the Registrant's
                              common stock, par value $0.001, including legend thereon
                              in respect of the Stockholder Rights Agreement which
                              exhibit is hereby incorporated by reference thereto.
          4.3              -- Form of Certificate of Designation, Preferences and
                              Rights of the Registrant's Series X Participating
                              Preferred Stock (filed as Exhibit A to the Stockholder
                              Rights Agreement, which was filed as Exhibit 1 To the
                              Registrant's Current Report on Form 8-K dated as of June
                              25, 1997, and which exhibit is hereby incorporated by
                              reference thereto).
         10.1              -- Amended and Restated Credit Agreement dated as of
                              February 10, 1995, by and among Curaflex, T(2),
                              HealthInfusion, Medisys, and HMSS as Co-Borrowers,
                              Toronto Dominion (Texas), Inc., as Agent (the "Amended
                              Credit Agreement") (Incorporated by reference to Exhibit
                              10.1 of the Registrant's Annual Report on Form 10-K for
                              the year ended December 31, 1994).(a)
         10.2              -- Form of Employment Agreement between the Registrant and
                              Charles A. Laverty (Incorporated by reference to Exhibit
                              10.1 of Registration No. 33-53957 on Form S-4).
         10.3              -- Form of Severance/Non-Compete Agreement between the
                              Registrant and Miles E. Gilman (Incorporated by reference
                              to Exhibit 10.2 of Registration No. 33-53957 on Form
                              S-4).
         10.4              -- Form of Severance/Non-Compete Agreement between the
                              Registrant and William J. Brummond (Incorporated by
                              reference to Exhibit 10.3 of Registration No. 33-53957 on
                              Form S-4).
         10.5              -- Form of Severance/Non-Compete Agreement between the
                              Registrant and Tommy H. Carter (Incorporated by reference
                              to Exhibit 10.4 of Registration No. 33-53957 on Form
                              S-4).
         10.6              -- Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and certain
                              executive officers. (Incorporated by reference to Exhibit
                              10.6 of the Registrant's Form 10-K for the year ended
                              December 31, 1994). Revised Incorporated by reference to
                              Exhibit 10.7 of the Registrant's Quarterly Report on Form
                              10-Q for the quarter ended September 30, 1999.
         10.7              -- Registrant's 1994 Stock Option/Stock Issuance Plan and
                              related Forms of agreements (Incorporated by reference to
                              Exhibit 10.15 of Registration No. 33-53957 on Form S-4).
         10.8              -- Registrant's Employee Stock Purchase Plan (Incorporated
                              by Reference to Exhibit 10.16 of Registration No.
                              33-53957 on Form S-4).
         10.9              -- 401(k) Plan of T(2) dated December 8, 1989 (Incorporated herein by Reference to Exhibit 10(s) of T(2) Annual
                              Report on Form 10-K for the fiscal year ended September
                              30, 1989, filed with the Commission on or about December
                              29, 1988.)
         10.10             -- 1988 Stock Option Plan of T(2), as amended and restated
                              as of July 31, 1990 and as further amended as of (i)
                              August 20, 1991; (ii) November 12, 1991; and (iii) July
                              6, 1992 (Incorporated by reference to Exhibit 10.18 of
                              Registration No. 33-53957 on Form S-4).
         10.11             -- Curaflex 1989 Stock Option Plan (Incorporated by
                              reference to Exhibit 10.53 of Registration No. 33-53957
                              on Form S-4).
         10.12             -- Curaflex Amended 1990 Stock Option Plan (Incorporated by
                              reference To Exhibit 10.54 of Registration No. 33-53957
                              on Form S-4).

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.13             -- Curaflex Directors' Nonqualified Stock Option Plan
                              (Incorporated by Reference to Exhibit 10.59 of
                              Registration No. 33-53957 on Form S-4).
         10.14             -- Clinical Homecare Ltd. 1990 Incentive Stock Option Plan,
                              as amended (Incorporated by reference to Exhibit 10.61 of
                              Registration No. 33-53957 on Form S-4).
         10.15             -- Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                              (Incorporated by reference to Exhibit 10.62 of
                              Registration No. 33-53957 on Form S-4).
         10.16             -- 1989 Stock Option Plan of Medisys (Incorporated by
                              reference to Exhibit 10.85 of Registration No. 33-53957
                              on Form S-4).
         10.17             -- Form of Non-Plan Option Agreement of Medisys
                              (Incorporated by Reference to Exhibit 10.86 of
                              Registration No. 33-53957 on Form S-4).
         10.18             -- Credit Agreement among Coram Healthcare Corporation,
                              Coram, Inc., the Lenders named therein and Chemical Bank,
                              as Administrative Agent, Collateral Agent and Fronting
                              Bank (the "Senior Credit Facility") dated as of April 6,
                              1995. (Incorporated by reference to Exhibit D of the
                              Registrant's Current Report on Form 8-K dated April 6,
                              1995).(a)
         10.19             -- First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto,
                              among the Registrant, Coram Inc., each Subsidiary
                              Guarantor (as defined therein), the Financial
                              Institutions party thereto (as defined therein), and
                              Chemical Bank as Agent. (Incorporated by reference to
                              Exhibit 10.19 of the Registrant's Quarterly Report on
                              Form 10-Q for the quarter ended September 30, 1995).(a)
         10.20             -- Second Amendment to the Credit Agreement dated as of
                              September 7, 1995, by and among the Registrant, Coram
                              Inc., each Subsidiary Guarantor (as defined therein), the
                              Financial Institutions party thereto (as defined
                              therein), and Chemical Bank as Agent. (Incorporated by
                              reference to Exhibit 10.20 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended September 30,
                              1995).(a)
         10.21             -- Third Amendment and Limited Waiver to the Credit
                              Agreement, dated as of September 29, 1995, by and among
                              the Registrant, Coram Inc., Each Subsidiary Guarantor (as
                              defined therein), the Financial Institutions party
                              thereto (as defined therein), and Chemical Bank as Agent
                              (Incorporated by reference to Exhibit 10.21 of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1995).(a)
         10.22             -- Fourth Amendment and Limited Waiver to the Credit
                              Agreement and First Amendment to Security Documents dated
                              as of October 13, 1995, together with selected exhibits
                              thereto, by and among the Registrant, Coram Inc., each
                              Subsidiary Guarantor (as defined therein), the Financial
                              Institutions Party thereto (as defined therein) and
                              Chemical Bank as Agent (Incorporated by reference to the
                              company's Current Report on Form 8-K as filed October 24,
                              1995).
         10.23             -- Warrant Agreement dated as of October 13, 1995, among the
                              Registrant, Coram Inc., and the other parties specified
                              therein (Incorporated by reference to the company's
                              Current Report on Form 8-K as filed October 24, 1995).
         10.24             -- Amendment and Limited Waiver to Bridge Securities
                              Purchase Agreement, dated as of October 13, 1995, by and
                              among the Registrant, Coram Inc., and Donaldson, Lufkin &
                              Jenrette. (Incorporated by Reference to Exhibit 10.24 of
                              the Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1995).(a)

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.25             -- Form of Employment Agreement, Amendment No. 1 and
                              Amendment No. 2 dated as of April 23, 1999, of Employment
                              Agreement between the Registrant and Donald J. Amaral.
                              (Incorporated by reference to Exhibit 10.25 and 10.04 of
                              the Registrant's Quarterly Report on Form 10-Q for the
                              quarters ended September 30, 1995, June 30, 1998, and
                              September 30, 1999, respectively).
         10.26             -- Securities Purchase Agreement ("Securities Purchase
                              Agreement") and Form of Subordinated Bridge Note, dated
                              as of April 6, 1995, among Coram Inc., Coram Funding,
                              Inc. and the Registrant (Incorporated by reference to
                              Exhibit E of the Registrant's Current report on Form 8-K
                              dated April 6, 1995).(a)
         10.27             -- Exclusive Distribution Agreement-- Healthcare Products
                              and Biomedical Equipment and Services Agreement between
                              Medical Specialties Distributors, Inc. ("MSD") and Coram,
                              dated as of June 1, 1996. (Incorporated by reference to
                              Exhibit 10.1 of the Registrant's Quarterly Report on Form
                              10-Q/A Amendment No. 1 for the quarter ended June 30,
                              1996).
         10.28             -- Medical Specialties Master Service Agreement between MSD and Coram, dated as of June 1, 1996. (Incorporated by
                              reference to Exhibit 10.2 of the Registrant's Quarterly
                              Report on Form 10-Q/A Amendment No. 1 for the quarter
                              ended June 30, 1996).
         10.29             -- Medical Specialties Master Rental Agreement between MSD and Coram, Dated as of June 1, 1996. (Incorporated by
                              reference to Exhibit 10.3 Of the Registrant's Quarterly
                              Report on Form 10-Q/A Amendment No. 1 For the quarter
                              ended June 30, 1996).
         10.30             -- Coram Healthcare Litigation Memorandum of Understanding
                              between all Parties to In re Coram Healthcare Corp.
                              Securities Litigation, Master File No. 95-N-2074 and
                              Shevde v. Sweeney et al., Civil Action No. 96-N-722,
                              dated as of August 5, 1996. (Incorporated by reference to
                              Exhibit 10.4 of the Registrant's Quarterly Report on Form
                              10-Q/A Amendment No. 1 for the quarter ended June 30,
                              1996).
         10.31             -- Fifth Amendment to the Credit Agreement Dated as of
                              February 6, 1996, by and among the Registrant, Coram
                              Inc., each Subsidiary Guarantor (as defined therein), the
                              Financial Institutions party thereto (as described
                              therein), and Chemical Bank as Agent. (Incorporated by
                              reference to Exhibit 99.1 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended March 31,
                              1996).(a)
         10.32             -- Sixth Amendment to Credit Agreement Dated as of April 19,
                              1996, by And among the Registrant, Coram Inc., each
                              Subsidiary Guarantor (as Defined therein), the Financial
                              Institutions party thereto (as Described therein), and
                              Chemical Bank as Agent. (Incorporated by Reference to
                              Exhibit 99.2 of the Registrant's Quarterly Report on Form
                              10-Q for the quarter ended March 31, 1996).(a)
         10.33             -- Seventh Amendment to Credit Agreement Dated as of July 3,
                              1996, by And among the Registrant, Coram Inc., each
                              Subsidiary Guarantor (as defined therein), the Financial
                              Institutions party thereto (as described therein), and
                              Chemical Bank as Agent. (Incorporated by reference to
                              Exhibit 99.1 of the Registrant's Quarterly Report on Form
                              10-Q/A Amendment No. 1 for the quarter ended June 30,
                              1996).(a)
         10.34             -- Eighth Amendment to Credit Agreement dated as of December
                              3, 1996, By and among the Registrant, Coram Inc., each
                              Subsidiary Guarantor as defined therein), the Financial
                              Institutions party thereto (as Described therein), and
                              Chase Manhattan Bank as Agent.(a)

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.35             -- Ninth Amendment and Limited Waiver to the Credit
                              Agreement dated as of March 14, 1997, by and among the
                              Registrant, Coram Inc., each Subsidiary Guarantor (as
                              defined therein), the Financial Institutions party
                              thereto (as described therein), and Chase Manhattan Bank
                              as Agent.(a)
         10.36             -- Amended Agreement, dated as of March 28, 1997 by and
                              among the Registrant, Coram Inc., and Donaldson, Lufkin &
                              Jenrette.(a)
         10.37             -- Sabratek Corporation and Coram Healthcare Exclusive
                              Supply Agreement for IV Infusion Pumps, IV Disposable
                              Sets and Related Items, dated as of February 26, 1997.
         10.38             -- Amendment to 9% Subordinated Convertible Debenture and
                              Notice of Conversion dated as of June 30, 1996, by and
                              among the Registrant, Coram Inc., and the other parties
                              specified therein (Incorporated by reference to the
                              company's report on Form 8-K as filed on July 12, 1996.)
         10.39             -- Tenth Amendment to Credit Agreement dated June 2, 1997, by and Among the Registrant, Goldman Sachs Credit
                              Partners L.P., Coram, Inc., each Subsidiary Guarantor (as
                              defined therein) and The Chase Manhattan Bank, as
                              administrative agent and collateral agent for the Lenders
                              named therein, to that certain Credit Agreement dated as
                              of April 6, 1995, by and among the Registrant, Coram,
                              Inc, each Subsidiary Guarantor (as defined therein), the
                              Financial Institutions named therein and The Chase
                              Manhattan Bank, as collateral agent for the Lenders named
                              therein (Incorporated by reference Exhibit 99 of the
                              Registrant's Current Report on Form 8-K dated as of June
                              2, 1997).(a)
         10.40             -- Letter Agreement of March 29, 1998 by and among Cerberus
                              Partners, L.P., Goldman Sachs Credit Partners, L.P. and
                              Foothill Capital Corporation on the one hand, and Coram
                              Healthcare Corporation, on the other, deferring the
                              payment of interest and fees pursuant to (i) the
                              Securities Purchase Agreement dated as of April 6, 1995
                              and (ii) the Letter Agreement dated March 28, 1997
                              between Coram Funding, Inc. and Coram Healthcare
                              Corporation. (Incorporated by reference to Exhibit 10.40
                              of the Registrant's Annual Report on Form 10-K for the
                              year ended December 31, 1997)
         10.41             -- Prime Vendor Agreement and Letter Amendment, dated
                              October 14, 1999, between Coram Healthcare Corporation
                              and Cardinal Health. Certain portions of the Prime Vendor
                              Agreement have been omitted pursuant to a request for
                              confidential treatment. The entire Prime Vendor Agreement
                              has been filed confidentially with the Securities
                              Exchange Commission. (Incorporated by reference to
                              Exhibit 10.1 of the Registrant's Quarterly Report on Form
                              10-Q for the quarters ended September 30, 1998 and 1999,
                              respectively).
         10.42             -- Amendment No. 1 and Waiver to the Securities Exchange
                              Agreement among the Registrant, Cerberus Partners, L.P.,
                              Goldman Sachs Credit Partners L.P., and Foothill Capital
                              Corporation. (Incorporated by reference to Exhibit 10.01
                              of the Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1998).
         10.43             -- Promissory Notes and Security Agreement dated July 21,
                              1998 among the Registrant and Foothill Capital
                              Corporation, as collateral agent for Cerberus Partners,
                              L.P., Goldman Sachs Credit Partners L.P. and Foothill
                              Partners III, L.P. and their respective successors and
                              assigns. (Incorporated by reference to Exhibit 10.02 of
                              the Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1998).

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         10.44             -- Request for Deferral of Interest Payment Under the Series
                              B Convertible Subordinated Notes due 2008 and the related
                              Securities Exchange Agreement, dated May 6, 1998, by and
                              between Coram, Inc., Coram Healthcare Corporation,
                              Cerberus Partners, L.P., Goldman SachsCredit Partners,
                              L.P. and Foothill Capital Corporation, as amended
                              (Incorporated by reference to Exhibit 10.03 of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1998).
         10.45             -- Securities Exchange Agreement among the company, Cerberus
                              Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                              Foothill Capital Corporation. (Incorporated by reference
                              to Exhibit 10.01 of the Registrant's Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1998).(a)
         10.46             -- Form of Letter of Credit required by the Master Agreement by and between the Registrant and its applicable
                              affiliates and Aetna U.S.Healthcare, Inc. and its
                              applicable affiliates (Incorporated by reference to
                              Exhibit 10.02 of the Registrant's Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1998).
         10.47             -- Addendum amendment to Sabratek Corporation and Coram
                              Healthcare for IV Infusion pumps, IV Disposable Sets and
                              Related Items, dated as of February 26, 1997, as of
                              December 7, 1998.
         10.48             -- Employment Agreement and Agreement between the company
                              and Richard M. Smith, dated as of April 26, 1999 and
                              November 11, 1999, respectively. (Incorporated by
                              reference to Exhibits 10.4 and 10.2, respectively of the
                              Registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1999).
         10.49             -- Employment Agreement, between the company and Wendy L.
                              Simpson, dated as of April 26, 1999. (Incorporated by
                              reference to Exhibit 10.5 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended September 30,
                              1999).
         10.50             -- Employment Agreement, between the company and Joseph D.
                              Smith, dated as of April 26, 1999. (Incorporated by
                              reference to Exhibit 10.6 of the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended September 30,
                              1999).
         10.51             -- Employment Agreement, between the company and Daniel
                              Crowley, dated as of November 30, 1999 together with
                              Amendment No. 1 thereto.*
         10.52             -- Employment Agreement, between the company and Allen
                              Marabito, dated as of November 30, 1999 together with
                              Amendment No. 1 thereto.*
         10.53             -- First Amendment to Prime Vendor Agreement, dated as of
                              January 1, 2000, by and between the company and Cardinal
                              Health.*
         20.1              -- Stockholder Rights Agreement (the "Stockholder Rights
                              Agreement"), dated as of June 25, 1997, between Coram
                              Healthcare Corporation and BankBoston, N.A., which
                              includes the form of Certificate of Designation,
                              Preferences and Rights setting forth the terms of the
                              Series X Participating Preferred Stock, par value $0.001
                              per share, as Exhibit A, the Summary of Stockholder
                              Rights Agreement as Exhibit B and the form of Right
                              Certificate as Exhibit C. Pursuant to the Stockholder
                              Rights Agreement, printed Right Certificates will not be
                              mailed until as soon as practicable after the earlier of
                              the tenth business day after public announcement that a
                              person or group has become an Acquiring Person or the
                              tenth business day after a person commences, or announces
                              its intention to commence, a tender offer or exchange
                              offer the consummation of which would result in such
                              person becoming an Acquiring Person. (Incorporated by
                              reference Exhibit 1 of the Registrant's Current Report on
                              Form 8-K dated as of June 25, 1997).
         21.1              -- Subsidiaries of the Registrant.*

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         23.1              -- Consent of Ernst & Young LLP.*
         27.1              -- Financial Data Schedule.*
         27.2              -- Restated Financial Data Schedules.*
         27.3              -- Second restated Financial Data Schedule.*

---------------

(a) Certain exhibits and schedules of this Exhibit have been omitted. The Registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

 *  Filed herewith.