Form 10-Q
period 2000-03-31
CORAM HEALTHCARE CORP
filed 2000-05-15
CIK 924174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          UNITED STATES SECURITIES AND

                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of April 30, 2000, was 49,638,452.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $     149      $   6,242
  Cash limited as to use....................................         859          1,004
  Accounts receivable, net of allowance of $31,163 and
     $30,448................................................     108,013        107,406
  Inventories...............................................      19,059         22,966
  Deferred income taxes, net................................         415            364
  Other current assets......................................       6,816          5,614
                                                               ---------      ---------
          Total current assets..............................     135,311        143,596
Property and equipment, net.................................      21,343         22,198
Deferred income taxes, net..................................       1,661          1,481
Other deferred costs........................................       1,897          2,434
Goodwill, net of accumulated amortization of $80,605 and
  $78,027...................................................     213,544        216,062
Other assets................................................      16,119         17,451
                                                               ---------      ---------
          Total assets......................................   $ 389,875      $ 403,222
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  29,659      $  36,090
  Accrued compensation......................................       9,707         11,273
  Interest payable..........................................       7,884          5,100
  Current maturities of long-term debt......................         568            390
  Income taxes payable......................................         228            240
  Deferred income taxes.....................................         919            419
  Accrued merger and restructuring..........................       5,705          7,392
  Other accrued liabilities.................................       9,535          9,666
  Net liabilities of discontinued operations................      36,446         34,518
                                                               ---------      ---------
          Total current liabilities.........................     100,651        105,088
Long-term debt..............................................     299,149        302,662
Minority interest in consolidated joint ventures............       1,302          1,652
Other liabilities...........................................      14,197         14,092
Deferred income taxes, non-current..........................       1,158          1,427
Commitments and contingencies...............................          --             --
                                                               ---------      ---------
          Total liabilities.................................     416,457        424,921
Stockholders' deficit:
  Preferred stock, par value $.001, authorized 10,000
     shares, none issued....................................          --             --
  Common stock, par value $.001, authorized 100,000 shares,
     issued and outstanding 49,638 at March 31, 2000 and at
     December 31, 1999......................................          50             50
  Additional paid-in capital................................     427,388        427,399
  Accumulated deficit.......................................    (454,020)      (449,148)
                                                               ---------      ---------
          Total stockholders' deficit.......................     (26,582)       (21,699)
                                                               ---------      ---------
          Total liabilities and stockholders' deficit.......   $ 389,875      $ 403,222
                                                               =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Net revenue.................................................  $134,796    $124,348
Cost of service.............................................   100,655      96,720
                                                              --------    --------
Gross profit................................................    34,141      27,628
Operating expenses:
  Selling, general and administrative expenses..............    23,456      18,941
  Provision for estimated uncollectible accounts............     3,243       4,048
  Amortization of goodwill..................................     2,578       2,732
  Restructuring costs.......................................        --         950
                                                              --------    --------
          Total operating expenses..........................    29,277      26,671
                                                              --------    --------
Operating income from continuing operations.................     4,864         957
Other income (expenses):
  Interest expense..........................................    (6,676)     (6,559)
  Other income, net.........................................       404         203
                                                              --------    --------
Loss from continuing operations before income taxes and
  minority interests........................................    (1,408)     (5,399)
Income tax expense..........................................       100          75
Minority interests in net income of consolidated joint
  ventures..................................................       (19)        428
                                                              --------    --------
Loss from continuing operations after income taxes and
  minority interests........................................    (1,489)     (5,902)
Discontinued Operations:
  Income from operations....................................        --       5,517
  Loss from disposal........................................    (3,383)         --
                                                              --------    --------
Net Loss....................................................  $ (4,872)   $   (385)
                                                              ========    ========
Basic and Diluted Earnings (Loss) Per Share:
  Loss from continuing operations...........................  $  (0.03)   $  (0.12)
  Income (loss) from discontinued operations................     (0.07)       0.11
                                                              --------    --------
  Net loss..................................................  $  (0.10)   $  (0.01)
                                                              ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2000        1999
                                                              -------    --------
                                                                  (UNAUDITED)
Net cash provided by (used in) continuing operations........  $ 2,115    $(13,928)
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,143)     (2,449)
  Other.....................................................       21        (312)
                                                              -------    --------
     Net cash used in investing activities..................   (1,122)     (2,761)
Cash flows from financing activities:
  Borrowings on line of credit..............................    1,500      21,000
  Repayment of debt.........................................   (7,130)     (6,064)
                                                              -------    --------
     Net cash provided by (used in) financing activities....   (5,630)     14,936
                                                              -------    --------
       Net decrease in cash from continuing operations......  $(4,637)   $ (1,753)
                                                              =======    ========
       Net cash provided by (used in) discontinued
        operations..........................................  $(1,456)   $  5,517
                                                              =======    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation and its subsidiaries ("Coram" or the "company"), as of March 31, 2000, were engaged in two principal lines of business: alternate site (outside the hospital) infusion therapy and related services and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical information and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     Coram delivers its alternate site infusion therapy services through approximately 80 branch offices located in 41 states and Ontario, Canada. In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research and medical informatics business operated by its subsidiary, CTI Network, Inc. ("CTI"). Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the cost of providing services and operating expenses, assessment of under performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See
Note 3. Most of the company's alternate site infusion therapy net revenue is from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

     The company delivers pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services business ("CPS"), which provides pharmacy benefit management services as well as specialty mail-order prescription drugs for chronically ill patients from one primary mail order facility, four satellite mail order facilities, and one retail pharmacy. The pharmacy benefit management service provides on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services are delivered through its six facilities, which provide distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. In August 1999, the company announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for CPS. With the assistance of its investment advisor, the company is currently conducting an auction of the CPS business. Meanwhile, other businesses of Coram are being reviewed for divestiture or liquidation.

     Prior to January 1, 2000, the company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home health care providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for members covered under the Master Agreement, assumed certain financial risk for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated, and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement, and the litigation was resolved and the case was dismissed on April 20, 2000. See Note 5. The R-Net business is being liquidated and the

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Resource Network Subsidiaries' filed voluntary bankruptcy petitions on November 12, 1999 with the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. See Note 2.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results of the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, for the year ended December 31, 1999.

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

     Loss per Share. In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, Earnings per Share ("Statement 128"). In accordance with Statement 128, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2000 and 1999 (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Numerator for basic and diluted earnings (loss) per share
  Loss from continuing operations...........................  $(1,489)   $(5,902)
  Income (loss) from discontinued operations................   (3,383)     5,517
                                                              -------    -------
Net loss....................................................  $(4,872)   $  (385)
                                                              =======    =======
Weighted average shares -- denominator for basic
  earnings (loss) per share.................................   49,638     49,402
Effect of other dilutive securities:
  Stock options.............................................       --         --
  Warrants..................................................       --         --
                                                              -------    -------
Denominator for diluted earnings (loss) per share --adjusted
  weighted average shares and assumed conversion............   49,638     49,402
                                                              =======    =======
Basic and Diluted Earnings (Loss) Per Share:
  Loss from continuing operations...........................  $ (0.03)   $ (0.12)
  Income (loss) from discontinued operations................    (0.07)      0.11
                                                              -------    -------
  Net Loss..................................................  $ (0.10)   $ (0.01)
                                                              =======    =======

     Diluted earnings (loss) per share computations do not give effect to stock options, warrants or the Series B Senior Subordinated Convertible Notes, as their effect would have been anti-dilutive.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was effective for fiscal years beginning after June 15, 1999. The FASB issued, in June 1999, the Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133. ("Statement 137"), which amends Statement 133. Statement 137 will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. As of March 31, 2000, the company had not entered into any derivative and hedging transactions, and as such, the company does not believe that adoption of the new requirement will have an effect on the company's future financial position or operating results.

2. LOSS ON DISCONTINUED OPERATIONS

     In November 1999, following the filing of voluntary bankruptcy petitions for the Resource Network Subsidiaries, Coram disclosed as Net liabilities of Discontinued Operations in the Condensed Consolidated Financial Statements, the excess of R-Net's liabilities over assets. Coram also reflected separately R-Net's operating results in the Condensed Consolidated Statement of Operation as Discontinued Operations.

     The Loss from Operations of Discontinued Operations of R-Net reflected in the company's Condensed Consolidated Statement of Operations includes the following (in thousands):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Net Sales................................................  $    --    $36,606
                                                           =======    =======
Gross Profit.............................................  $    --    $10,511
                                                           =======    =======
Profit from Operations of Discontinued Operations........  $    --    $ 5,517
                                                           =======    =======

     The $3.4 million Loss from Disposal of Discontinued Operations of the segment includes for the three months ended March 31, 2000 additional reserves for litigation and other wind-down costs.

     The components of the net liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Cash.................................................  $  1,682       $  2,022
Accounts Receivable, net.............................        --             --
Other Current Assets.................................         5             --
Property, Plant, & Equipment, net....................        --             --
Intercompany payable.................................       (65)          (437)
Accounts payable.....................................   (32,426)       (31,490)
Accrued expenses.....................................    (5,642)        (4,613)
                                                       --------       --------
Net liabilities of Discontinued Operations...........  $(36,446)      $(34,518)
                                                       ========       ========

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. Certain agreements, related to previously acquired businesses or interests therein, provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of March 31, 2000, the company may be required to pay, under such contingent obligations, approximately $1.7 million which is subject to increase based on the company or its subsidiaries exceeding certain revenue or income targets and changes in the market value of the company's stock. Subject to certain elections by the company or the sellers, approximately $0.8 million of these contingent obligations, subject to increase, may be paid in cash. In the period these payments become probable, they are recorded as additional goodwill. Payments made during the three months ended March 31, 2000 and 1999 were $0.1 million and $0.2 million, respectively.

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

     During January 1999, the company undertook an organizational realignment to affect a functional reporting structure (the "Field Reorganization Plan") and charged $1.0 million to operations as a restructuring cost. The Field Reorganization Plan's restructuring cost relates to severance payments, fringe benefits and taxes for approximately 25 employees. As of March 2000, the Field Reorganization Plan was complete and future cash expenditures were no longer expected.

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged $4.8 million to operations as a restructuring cost. The Coram Restructure Plan will result in the closing of facilities and reduction of personnel. Personnel reduction costs of $2.5 million include severance payments, fringe benefits and taxes related to over 200 employees that have been or may be terminated in accordance with the Coram Restructure Plan. Facility closing costs include $2.3 million of rent, common area maintenance and utility costs, offset by sublease arrangements as applicable, for fulfilling lease commitments on approximately fifteen branch and corporate facilities that have been or may be closed or downsized as part of the restructuring.

     During July 1999, the company adopted a restructuring plan associated with the reorganization of the R-Net call center operations responsible for managing the Master Agreement with Aetna (the "R-Net Restructure Plan"). The R-Net Restructure Plan resulted in an initial charge to operations of $5.1 million. In November 1999, prior to the R-Net decision to file voluntary Chapter 11 bankruptcy petitions, the company evaluated the estimated cost to complete the R-Net Plan and revised the initial charge to $4.3 million, which consisted of accruals for restructuring of $2.8 million for facility costs and $0.6 million for personnel reduction costs, and a loss on impairment of assets charge for $0.9 million. As a result of the R-Net liquidation as described in Note 1, these charges are included in the Loss from Discontinued Operations for the year-ended December 31, 1999 and the related restructuring accrual and impairment of fixed assets is reflected in the net liability of discontinued operations as of December 31, 1999.

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Under the Caremark Business Consolidation Plan, the Field Reorganization Plan and the Coram Restructure Plan, the company has made total payments, disposals and reversals as follows (in thousands):

                                                                                           BALANCE AT
                                                THROUGH MARCH 31, 2000                   MARCH 31, 2000
                                    -----------------------------------------------   ---------------------
                                        CASH       NON-CASH             RESTRUCTURE   FUTURE CASH    TOTAL
                                    EXPENDITURES   CHARGES     TOTAL     REVERSAL     EXPENDITURE   CHARGES
                                    ------------   --------   -------   -----------   -----------   -------
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs.......    $11,300       $   --    $11,300      $ --         $   --      $11,300
  Facility Reduction Costs........      9,742        3,900     13,642       943          2,115       16,700
                                      -------       ------    -------      ----         ------      -------
     Total Restructuring Costs....    $21,042       $3,900    $24,942      $943         $2,115      $28,000
                                      =======       ======    =======      ====         ======      =======
Field Reorganization Plan:
  Personnel Reduction Costs.......    $   950       $   --    $   950      $ --         $   --      $   950
                                      -------       ------    -------      ----         ------      -------
     Total Restructuring Costs....    $   950       $   --    $   950      $ --         $   --      $   950
                                      =======       ======    =======      ====         ======      =======
Coram Restructure Plan:
  Personnel Reduction Costs.......    $ 1,209       $   --    $ 1,209      $ --         $1,353      $ 2,562
  Facility Reduction Costs........        242           --        242        --          2,053        2,295
                                      -------       ------    -------      ----         ------      -------
     Total Restructuring Costs....    $ 1,451       $   --    $ 1,451      $ --         $3,406      $ 4,857
                                      =======       ======    =======      ====         ======      =======

     The balance in the "Accrued Merger and Restructuring" liability at March 31, 2000 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $2.1 million, the Coram Restructure Plan of $3.4 million, and other accruals of $0.2 million. The other accruals are for estimated expenditures for other closed facilities and personnel reduction costs.

     The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 47% through March 31, 2001, 18% through March 31, 2002, 18% through March 31, 2003, and 17% thereafter.

4. LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Series A Senior Subordinated Unsecured Notes.........  $168,423       $166,825
Series B Senior Subordinated Convertible Notes.......    92,084         91,474
New Senior Credit Facility...........................    38,500         44,000
Other obligations, including capital leases, at
  interest rates ranging from 11% to 15%,
  collateralized by certain property and equipment...       710            753
                                                       --------       --------
                                                        299,717        303,052
Less current scheduled maturities....................      (568)          (390)
                                                       --------       --------
                                                       $299,149       $302,662
                                                       ========       ========

     As of March 31, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement") dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a new senior credit facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation, as Agent. Under the outstanding credit and debt agreements, the company is precluded from paying cash dividends during the term of indebtedness.

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

     On April 9, 1999, the company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes is convertible into shares of the company's common stock, par value $.001 per share (the "Common Stock"), at a price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into Common Stock at a price of $3.00, which price was subject to a downward (not upward) adjustment based on prevailing market prices for the Common Stock at April 13, 1999 and at October 13, 1999. Based on reported closing prices for trading in the Common Stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum. The Securities Exchange Agreements, pursuant to which the Series A Notes and the Series B Notes were issued, contains certain other customary covenants and events of default. At March 31, 2000, the company was in compliance with all of these covenants, other than covenants relating to certain contractual relationships its Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. subsidiaries had with certain parties that were contracted to provide services pursuant to the Master Agreement, effective May 1, 1998, with Aetna and to certain covenants relating to the capitalization of certain subsidiaries. The company has, however, received waivers from its lenders regarding such noncompliance. In addition, the filing of the voluntary chapter 11 bankruptcy petitions by Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. caused defaults under the Exchange Agreement; however, such defaults were waived by the Lenders. In connection with such waivers and the waivers provided for certain matters of non-compliance with certain covenants set forth in the New Senior Credit Facility (as described below), the company and the Holders entered into an amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A and Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000, and, as a result, the obligation to pay interest on the Series A and Series B Notes resumed as of such date. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers will be forthcoming at that time.

     Series A Notes. The Series A Notes mature in May 2001 and bore interest at an initial rate of 9.875% per annum payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the company except that Holders can require the company to pay interest in cash if the company

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

exceeds a certain interest coverage ratio. Pursuant to the Note Amendment, the parties increased the interest rate applicable to the Series A Notes to 11.5% per annum. During the quarter ended March 31, 2000, interest expense on the Series A Notes was approximately $3.3 million.

     As described above, no interest was due on the outstanding balance under the Series A Notes from November 15, 1999 through April 20, 2000, the date the litigation with Aetna was resolved. The interest rate currently applicable to the Series A Notes is 11.5% per annum.

     Series B Notes. The Series B Notes mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the company. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes are convertible into shares of the company's Common Stock at a price of $2.00 per share subject to customary anti-dilution adjustments including adjustments for sale of common stock other than pursuant to existing obligations or employee benefit plans at a price below the conversion price prevailing at the time of such sale. During the quarter ended March 31, 2000, interest expense on the Series B Notes was $1.7 million.

     As described above, no interest was due on the outstanding balance under the Series B Notes from November 15, 1999 through April 20, 2000, the date the litigation with Aetna was resolved. The interest rate currently applicable to the Series B Notes is 8.0% per annum.

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

     Exchange; New Senior Credit Facility. The consummation of the Exchange was contingent upon the satisfaction of certain conditions prior to closing of the Securities Exchange Agreement on June 30, 1998. All conditions were satisfied with the exception of the condition requiring the company to execute an agreement for a new senior credit facility. Accordingly, on June 30, 1998, the company entered into the First Amendment and Waiver (the "Amendment") to the Securities Exchange Agreement, and the Exchange was consummated. The Amendment waived the condition under the Securities Exchange Agreement requiring the company to execute an agreement for a new senior credit facility on or prior to June 30, 1998. In addition, under the Amendment, the Holders of the Series A and Series B Notes agreed to extend the company up to $60.0 million of senior secured debt (the "New Senior Credit Facility"), subject to the completion of definitive agreements on or prior to September 30, 1998. On August 20, 1998, the company entered into a definitive agreement for the New Senior Credit Facility providing for the availability of the $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The New Senior Credit Facility matures February 26, 2001 and bears an interest rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 10.5% at March 31, 2000. The New Senior Credit Facility is secured by the capital stock of the company's subsidiaries, as well as the accounts receivable and certain other assets held by the company and its subsidiaries. Under the New Senior Credit Facility, among other nominal fees, the company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. During the quarter ended March 31, 2000, interest and related fees on the New Senior Credit Facility were $1.6 million. In addition, the terms of the New Senior Credit Facility provide for the issuance of warrants to purchase up to 1.9 million shares of common stock of the company at $0.01 per share, subject to customary adjustments (the "1998 Warrants").

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

The 1998 Warrants were valued at their fair value at the date of issuance, and were accounted for as deferred costs to be amortized over the life of the New Senior Credit Facility. The company charged $0.4 million to interest expense during the quarter ended March 31, 2000 related to the 1998 Warrants. The terms of the New Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of March 31, 2000, the Holders had issued letters of credit totaling $2.7 million thereby reducing the company's availability under the New Senior Credit Facility by that amount. The terms of the New Senior Credit Facility also provide for a fee of 1.0% per annum on the outstanding letter of credit obligations that is due in arrears on the first business day of each month. The terms of the New Senior Credit Facility also provide for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. As of March 31, 2000, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The New Senior Credit Facility contains certain other customary covenants and events of default. At March 31, 2000, the company received waivers of non-compliance with such covenants through December 31, 2000. There can be no assurance as to whether further covenant violations will occur in periods ending after December 31, 2000 and whether necessary waivers will be forthcoming at that time.

     At May 8, 2000, the New Senior Credit Facility had a borrowing base of $60.0 million, of which $34.5 million had been drawn. In addition, after deducting from the borrowing base the other letters of credit obligations totaling $2.7 million, the total available under the facility was $22.8 million as of May 8, 2000.

5. LITIGATION AND CONTINGENCIES

     Litigation. Beginning in June 1999, the company had been in litigation with Aetna U.S. Healthcare, Inc. over the Master Agreement that had been entered into by Coram and Aetna in 1998. The case was pending in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 99-CV-3330 and 99-CV-3378), but was dismissed on April 20, 2000 following an amicable resolution of the dispute by the parties. The parties have agreed to make good faith efforts to negotiate a new contract for home infusion services.

     On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. On August 19, 1999, a small group of parties with claims against the R-Net filed an involuntary bankruptcy petition under Chapter 11 against Coram Resource Network, Inc. ("CRN") in the United States Bankruptcy Court for the District of Delaware. The two proceedings were consolidated by stipulation of the parties and the case is pending under the caption, In Re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW).

     Apria Healthcare, Inc. and one of its affiliates (collectively "Apria") have also filed suit against the company and the Resource Network Subsidiaries in the Superior Court of Orange County, California (Apria Healthcare, Inc. and Apria Healthcare of New York State, Inc. v. Coram Healthcare Corporation, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc, Case No. 813264) regarding Apria's specific provider claims. The claims relate to services that were rendered as part of a network in connection with the Master Agreement with Aetna. Apria's complaint alleges, among other things, that the Resource Network Subsidiaries operated as the alter ego of Coram and, as a result, Coram should be declared responsible for the alleged breaches of the contracts that the Resource Network Subsidiaries had with Apria. The complaint includes requests for declaratory, compensatory and other relief in excess of $1.4 million. A notice has been filed with the Court notifying it of the bankruptcy proceedings and contending that the case has, by operation of certain provisions of the United States Bankruptcy Code, been stayed. If the case is prosecuted against Coram despite the stay of the proceedings, Coram will pursue all available grounds for dismissal and defend itself vigorously in the matter. Due to the uncertainties inherent in litigation, the ultimate

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

disposition of this matter cannot presently be determined and no provision has been recorded in the company's Condensed Consolidated Financial Statements for any loss that may result upon resolution of the litigation with Apria. See Note 2.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of Coram's federal income tax return of the company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the company. Coram has agreed to adjustments of $24.4 million that only affect the net operating loss carryforwards available. Coram does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which affects the prior year's tax liability. On May 14, 1999, Coram received a statutory notice of deficiency, totaling approximately $12.7 million plus interest and penalties to be determined. The most significant proposed adjustment relates to the ability of Coram to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. On August 11, 1999, Coram filed a petition in the United States Tax Court contesting the deficiency and the IRS filed a response arguing that Coram's petition should be denied. Coram and the IRS have agreed to pursue a trial date in the early part of 2001 with discovery proceeding during 2000. Coram is contesting the notice of deficiency through administrative proceedings with the IRS and through the litigation in the Tax Court described above. Coram will vigorously defend its current position. Due to the uncertainty of final resolution, Coram's financial statements include a reserve for these issues. Coram would, however, be required to pay from its cash resources any deficiency resulting from resolution of the proposed adjustments, plus interest and penalties, if applicable. Due to the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation, no assurance can be given that Coram will prevail. If Coram does not prevail with respect to the proposed material adjustments, the financial position and long-term liquidity of Coram could be materially adversely affected. See Note 6.

     Coram intends vigorously to defend itself in the matters described above. Nevertheless, due to the uncertainties inherent in litigation and IRS proceedings, the ultimate disposition of the matters described in the preceding paragraphs cannot presently be determined. Accordingly, charges recorded for various litigation settlements that are not individually material to Coram and the reserve established for the tax case as discussed above, no provision for any loss that may result upon resolution of any suits or proceedings has been made in the company's Condensed Consolidated Financial Statements. An adverse outcome in any such litigation or proceedings could have a material adverse effect to the financial position, results of operations and liquidity of the company.

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

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

     In addition, the company is aware of certain referring physicians that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in certain companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or during the last three fiscal years. As of December 31, 1999, the company's stockholders equity was below the required level, but average stockholders' equity over the prior three years was above the required level. Without an increase in Coram's stockholders' equity level prior to the end of the fiscal year ending December 31, 2000, Coram would no longer qualify for such exception and would be forced to cease accepting referrals of patients with government sponsored benefit programs from physicians who own shares of Coram's common stock.

6. INCOME TAXES

     During the three months ended March 31, 2000 and 1999, the company recorded an income tax expense of $0.1 million each period. The effective income tax rates for the three month periods ended March 31, 2000 and 1999 differ substantially from the expected combined federal and state income tax rates calculated using applicable statutory rates as a result of the company providing a full valuation reserve against its deferred tax assets.

     As of March 31, 2000, deferred tax assets are net of a $175.3 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

     In January 1999, the Internal Revenue Service ("IRS") completed the examination of the federal income tax return of the company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the company. See Note 5. The company has agreed to adjustments of $24.4 million that affect only the net operating loss carryforwards available. The company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect the prior years' tax liabilities. In May 1999, the company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million plus interest and penalties to be determined. The company is contesting the notice of deficiency through administrative proceedings and litigation, and will

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. In August 1999, the company filed a petition with the United States Tax Court contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The IRS Appeals office currently has jurisdiction over the case. Due to the uncertainty of final resolution, the company's financial statements include a reserve for these potential liabilities. No assurance can be given that the company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the company could be materially adversely affected.

7. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

     Management regularly evaluates the operating performance of the company by reviewing results on a product or service provided basis. The company's reportable segments are Infusion and CPS. Infusion is the company's base business, which derives its revenue primarily from alternate site infusion therapy. CPS primarily provides specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment represents clinical trials and informatics services. R-Net, a discontinued operation, is no longer identified as a reportable segment. See Note 2.

     Coram uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. For the quarter ended March 31, 2000, corporate costs were allocated on a revenue basis. For the quarter ended March 31, 1999, the EBITDA has been restated to conform to the 2000 presentation. The measurement basis for segment assets includes net accounts receivable, inventory, net property and equipment, and other current assets.

     Summary information by segment is as follows (in thousands):

                                                               AS OF AND FOR THE
                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
INFUSION
Revenue from external customers.............................  $107,677    $105,605
Intersegment revenue........................................       477       7,203
Interest income.............................................        30          22
Equity in net income of unconsolidated joint ventures.......       259          --
Segment EBITDA profit.......................................     9,037       7,539
Segment assets..............................................   127,454     155,181
Segment asset expenditures..................................       989       2,242
CPS
Revenue from external customers.............................  $ 26,245    $ 18,655
Intersegment revenue........................................        11          82
Interest income.............................................         1          --
Equity in net income of unconsolidated joint ventures.......        --          --
Segment EBITDA profit (loss)................................      (815)        316
Segment assets..............................................    24,364      16,402
Segment asset expenditures..................................       154         470

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                               AS OF AND FOR THE
                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ALL OTHER
Revenue from external customers.............................  $    874    $     88
Intersegment revenue........................................        --          --
Interest income.............................................        --          --
Equity in net income of unconsolidated joint Ventures.......        --          --
Segment EBITDA loss.........................................       (37)        (56)
Segment assets..............................................       917         104
Segment asset expenditures..................................        --          --

     A reconciliation of the company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Condensed Consolidated Financial Statements are as follows (in thousands):

                                                               AS OF AND FOR THE
                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
NET REVENUES
Total for reportable segments...............................  $134,410    $131,545
Other revenue...............................................       874          88
Elimination of intersegment revenue.........................      (488)     (7,285)
                                                              --------    --------
          Total consolidated revenue........................  $134,796    $124,348
                                                              ========    ========
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTERESTS
Total EBITDA profit for reportable segments.................  $  8,222    $  7,855
Other EBITDA loss...........................................       (37)        (56)
Goodwill amortization expense...............................    (2,578)     (2,732)
Depreciation and other amortization expense.................    (2,558)     (2,662)
Interest expense............................................    (6,676)     (6,559)
All other income (expense), net.............................     2,219      (1,245)
                                                              --------    --------
  Loss from continuing operations before income taxes and
     minority interests.....................................  $ (1,408)   $ (5,399)
                                                              ========    ========
ASSETS
Total assets for reportable segments........................  $151,818    $171,583
Other assets................................................   238,057     268,259
                                                              --------    --------
  Consolidated total assets.................................  $389,875    $439,842
                                                              ========    ========

     For each of the years presented, the company's primary operations and assets were within the United States. The company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the company's operations.

     Sales to Aetna U.S. Healthcare and its affiliated payers for the company's Infusion and CPS segments represented approximately 5% and 7% of the company's total net revenue from continuing operations for the three months ended March 31, 2000 and 1999, respectively. The National Ancillary Services Agreement with

                          CORAM HEALTHCARE CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

Aetna applicable to the company's home infusion business was terminated effective April 12, 2000. The company and Aetna have agreed to use their good faith efforts to negotiate a new agreement for home infusion services. Net revenue from the Medicare and Medicaid programs for the company's Infusion and CPS segments represented approximately 19% and 20% of the company's total consolidated net revenue for the three months ended March 31, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: the company's lack of profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's significant level of outstanding indebtedness; the company's need to obtain additional financing or equity; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; and certain other factors, all of which are described in greater detail later in this Item 2 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BACKGROUND

     Business Strategy. Prior to January 1, 2000, Coram and its subsidiaries had been engaged in three principal lines of business: alternate site (outside the hospital) infusion therapy and related services, ancillary network management services, and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services.

     In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research and medical informatics business operated by its subsidiary, CTI. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, IVIG and coagulant and blood clotting therapies for persons with hemophilia. To that end, Coram has established product managers with dedicated sales, marketing and clinical resources aimed at expanding Coram's growth in these areas. Coram has also implemented programs focused on the reduction and control of cost of services and operating expenses, assessment of poorly performing branches and review of branch efficiencies. Coram management is also reviewing the way the company provides nursing care and is implementing changes to its practices to maintain Coram's high level of patient satisfaction and effective clinical results while reducing the actual number of nursing visits. Furthermore, management throughout the company is continuing to concentrate on reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations.

     Meanwhile, Coram's R-Net subsidiaries are being liquidated and its CPS business is being reviewed for divestiture. The liquidation of R-Net is taking place in the proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. In August 1999, Coram announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for CPS. An auction of the CPS business is currently in progress. If Coram is not able to reach an agreement to sell CPS on terms and conditions that are acceptable to Coram, Coram will retain CPS and explore its options.

     Events that may impact Coram in the future include, but are not limited to, the Chapter 11 bankruptcy proceedings filed by the Resource Network Subsidiaries and their anticipated liquidation, the termination of the company's National Ancillary Services Agreement with Aetna for infusion services that became effective April 12, 2000 and the reorganization of the company's operating structure and the related restructuring charge that was recorded during the fourth quarter of 1999. Strategic alternatives and initiatives currently being implemented or explored by Coram include, among others: (i) renewed focus on the growth in sales of the core therapies provided by the infusion business, (ii) the potential divestiture of the CPS business, (iii) restructuring of the company's debt instruments through a possible conversion of some or all such instruments to equity, (iv) the continued investment into and development of services provided by CTI, (v) cost reduction initiatives and (vi) improved cash collections. Combined, management believes that success in the foregoing will improve Coram's long term financial prospects. While management believes the implementation of its overall business strategy has begun improving operating performance throughout the company, no assurances can be given as to its ultimate success.

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

         (iii) expansion and improved sales efforts in the CPS business;

         (iv) ongoing pricing pressure in the company's infusion business as a result of an unfavorable shift in payer mix from private indemnity insurers to managed care organizations and other contracted payers, and intense competition among infusion providers. The following table sets forth the approximate percentages of the company's infusion therapy net revenue from certain categories of payers for the three months ended March 31, 2000 and 1999:

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 31,    MARCH 31,
                                                           2000         1999
                                                         ---------    ---------
     Private Indemnity Insurance and Other
       Non-Contracted Payers...........................      18%          23%
     Managed Care Organizations and Other Contracted
       Payers..........................................      58%          54%
     Medicare and Medicaid Program.....................      24%          23%
                                                            ---          ---
               Total...................................     100%         100%
                                                            ===          ===

         (v) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company, or that have entered into risk-bearing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by the company;

         (vi) the average number of days that elapse between the date that the company, either through its infusion therapy business or through CPS, provides services to a patient and the date that the company actually receives reimbursement for that service; and

         (vii) increased costs associated with providing certain infusion therapy services offered by Coram, including increased costs for clinical staffing, product delivery, on-call personnel and other volume related costs associated with such therapies combined with increased costs for certain blood and blood derivative products that are in limited supply and an increase in the number of patients receiving such therapies.

RESULTS OF OPERATIONS

  Certain Quarterly Comparisons

                                                               THREE MONTHS ENDED,
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
Net revenue.................................................  $134,796     $124,348
Cost of service.............................................   100,655       96,720
                                                              --------     --------
Gross profit................................................    34,141       27,628
Operating expenses:
  Selling, general and administrative expenses..............    23,456       18,941
  Provision for estimated uncollectible accounts............     3,243        4,048
  Amortization of goodwill..................................     2,578        2,732
  Restructuring costs.......................................        --          950
                                                              --------     --------
          Total operating expenses..........................    29,277       26,671
                                                              --------     --------
Operating income from continuing operations.................     4,864          957
Other income (expenses):
  Interest expense..........................................    (6,676)      (6,559)
  Other income, net.........................................       404          203
                                                              --------     --------
Loss from continuing operations before income taxes and
  minority interests........................................    (1,408)      (5,399)
  Income tax expense........................................       100           75
  Minority interest in net income of consolidated joint
     ventures...............................................       (19)         428
                                                              --------     --------
Loss from continuing operations after income taxes and
  minority interests........................................    (1,489)      (5,902)
Discontinued Operations:
  Income from operations....................................        --        5,517
  Loss from Disposal........................................    (3,383)          --
                                                              --------     --------
Net loss....................................................  $ (4,872)    $   (385)
                                                              ========     ========
Basic and Diluted Earnings (Loss) Per Share:
  Loss from continuing operations...........................  $  (0.03)    $  (0.12)
  Income (loss) from discontinued operations................     (0.07)        0.11
                                                              --------     --------
Net loss....................................................  $  (0.10)    $  (0.01)
                                                              ========     ========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

     Discontinued Operations. As discussed in Note 2 to the company's Condensed Consolidated Financial Statements, the company restated prior year results for the discontinuance of R-Net operations in 1999. Had R-Net been included in the continuing operations, the following would have been contributed to Coram's operations (in millions):

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              2000        1999
                                                             ------      ------
Net revenue................................................  $  --       $36.6
Gross profit...............................................  $  --       $10.5
Operating income (loss)....................................  $(3.4)      $ 5.5

     The following discussion of Coram's financial condition and results of operations during 2000 and 1999 is restated to exclude the discontinued operations for R-Net for conformity of the periods presented.

     Consolidated Net Revenue from Continuing Operations. Net revenue increased $10.5 million or 8.5%, to $134.8 million in the three months ended March 31, 2000 from $124.3 million in the three months ended March 31, 1999. The increase is primarily due to a (i) $2.1 million increase in net revenue from the infusion business primarily due to an increase in net revenue per patient partially offset by the loss of Aetna infusion business; and (ii) $7.6 million increase in net revenue from the CPS business resulting from expansion of services and improved sales efforts, net of revenue losses from the termination of its National Ancillary Services Agreement with Aetna.

     Consolidated Gross Profit from Continuing Operations. Gross profit increased $6.5 million to $34.1 million or a gross margin of 25.3% in the three months ended March 31, 2000 from $27.6 million or a gross margin of 22.2% in the three months ended March 31, 1999. The gross margin percentage increase resulted primarily from the increase in net revenue, discussed above, in the Infusion and CPS businesses and certain cost reduction programs implemented at the end of December 1999.

     Consolidated Selling, General and Administrative ("SG&A") Expenses. SG&A increased $4.6 million or 24.3%, to $23.5 million in the three months ended March 31, 2000 from $18.9 million in the three months ended March 31, 1999. Expenses increased primarily due to recovery of a note receivable and legal recoveries of $3.0 million in the three months ended March 31, 1999 and accrual of incentive plan compensation in the three months ended March 31, 2000 of $1.7 million. In addition, expenses increased due to growth in the CPS business. These increases were offset in part by certain cost reduction programs implemented at the end of December 1999.

     Provision for Estimated Uncollectible Accounts from Continuing
Operations. The provision for estimated uncollectible accounts was $4.0 million or 3.3% of net revenue in the quarter ended March 31, 1999 compared to $3.2 million or 2.4% of net revenue in the quarter ended March 31, 2000. The decrease is due primarily to the company's recognition of uncollectible accounts in December 1999.

     Restructuring Costs, Net. The company recorded approximately $1.0 million of charges in March 1999 relating to reorganization of the company's management structure completed during the first quarter of 1999. No such charges were recorded in the quarter ended March 31, 2000. See Note 3 to the company's Condensed Consolidated Financial Statements.

     Consolidated Operating Income from Continuing Operations. The company had operating income of $4.9 million during the three months ended March 31, 2000 compared to $1.0 million during the three months ended March 31, 1999. The increase in operating income is due primarily to the increase in gross profit, offset in part by the net increase in operating expenses for the quarter ended March 31, 2000 as explained above.

     Consolidated Net Loss from Continuing Operations. During the three months ended March 31, 2000, the company recognized a net loss of $1.5 million compared to $5.9 million during the three months ended March 31, 1999. As discussed above, the reduction of net loss can be attributed to the increase in operating income and a $0.4 million decrease in expense for minority interests of unconsolidated joint venture partnerships.

     Income (Loss) from Discontinued Operations. During December 1999, as a result of the bankruptcy proceeding pending against the Resource Network Subsidiaries, Coram classified the operating losses of this business for all periods presented to discontinued operations. The income for the three months ended March 31, 1999 for the R-Net business was primarily related to the Aetna Master Agreement that was terminated in 1999. The $3.4 million Loss from Disposal of Discontinued Operations of the segment includes for the three months ended March 31, 2000, additional reserves for litigation and other wind-down costs. See Note 2 to the company's Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Coram uses cash generated from operations and cash available under its new senior credit facility to fund its working capital requirements and operations. Coram's working capital as of March 31, 2000 was $34.7 million compared to $38.5 million at December 31, 1999, a decrease of $3.8 million. During the three months ended March 31, 2000, the primary change in current assets related to (i) a decrease in cash and cash equivalents of $6.1 million and (ii) a decrease in inventory of $3.9 million. The decrease in cash and cash equivalents was primarily due to repayments, net of borrowings, on the new senior credit facility. In the three months ended March 31, 2000, total current liabilities decreased due primarily to a decrease in accounts payable of $6.4 million resulting from the faster payment by the company of its accounts payable, partially offset by an increase in interest payable of $2.8 million related to additional interest expense resulting from increased levels of indebtedness outstanding prior to and during the period ended March 31, 2000.

     As of March 31, 2000, the company did not have any material commitments for capital expenditures.

     Under the terms of the company's new senior credit facility, the maximum credit available to Coram is the lesser of (a) the company's borrowing base as calculated pursuant to the agreement or (b) the total revolving credit commitment of $60.0 million. As of March 31, 2000, the amount available to Coram was $60.0 million. As of such date, the company had used $2.7 million for letters of credit and $38.5 million for revolver borrowings. As a result, the total available credit under the new senior credit facility was $18.8 million as of March 31, 2000. As of May 8, 2000, the total available credit was $22.8 million due to additional repayments of $4.0 million that occurred after March 31, 2000.

     As of March 31, 2000, Coram's lenders have waived non-compliance with certain covenants under the new senior credit facility through the period ending December 31, 2000. There can be no assurance as to whether other covenant violations or defaults will occur in future periods and whether any necessary waivers will be forthcoming at that time. The company also entered into an amendment of the Securities Exchange Agreement, dated as of November 15, 1999, whereby no interest would be due on the Series A and Series B Notes for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The litigation with Aetna was resolved on April 20, 2000, and, as a result, the obligation to pay interest on the Series A and Series B Notes resumed as of such date.

     Coram is in a dispute with the Internal Revenue Service ("IRS") regarding certain tax refunds previously received by the company. Should it not prevail in the majority of the issues in dispute, Coram would need to access funds that could be in excess of $12.7 million. Furthermore, Coram cannot predict the outcome of the R-Net bankruptcy proceedings. An outcome unfavorable to the company or unknown additional actions against Coram could require Coram to need access to significant additional funds. See Note 5 to the company's Condensed Consolidated Financial Statements.

     Coram has experienced pressure on liquidity due to its current levels of debt and the pace of its cash collections compared with its obligations to pay its vendors, suppliers, creditors and employees. Coram has reviewed its business plan for operations in light of the termination of the Aetna Master Agreement, the liquidation of R-Net and the potential sale of the CPS business. Coram's business plan does not provide for financial results that would guarantee sufficient liquidity to discharge debt obligations coming due in Fiscal 2001 or guarantee payment of cash interest on debt during Fiscal 2000. Coram is currently in discussions with the holders of the Series A and Series B Notes regarding additional debt restructuring. Such restructuring would likely include a conversion of a material portion of this debt to some form and amount of equity. The amount, form and timing of any conversion cannot be predicted at this time. The company cannot guarantee that any restructuring agreement or other agreement providing for additional funds to the company will be reached.

RISK FACTORS

  Coram has not been profitable and may not become profitable, in which event its business and stock price could be adversely affected.

     During the quarter ended March 31, 2000, Coram generated a net loss from continuing operations of $1.5 million. Numerous factors have affected Coram's performance and financial condition to date, including, among others (i) ongoing pricing pressure in Coram's infusion therapy business as a result of a continuing shift in payer mix from private indemnity insurance to managed care and governmental payers and intense competition among infusion providers; (ii) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by Coram; and (iii) increased competition from hospitals and physicians which have entered into risk bearing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of health care services, including the services offered by Coram. There can be no assurance that the foregoing factors will not continue to have an adverse effect on the company's financial condition and results of operations in the future.

  The outcome of pending legal proceedings could adversely effect Coram's business.

     Coram is involved in several legal disputes, including one material legal dispute which centers around the company's federal income tax return filed for its tax year ended September 30, 1995. In a case presently pending in Tax Court, the IRS has claimed that Coram must pay more than $12.7 million in back tax adjustments plus interest and penalties. Coram disagrees with the position taken by the IRS. Even though Coram intends to pursue its claims and defend itself vigorously in this matter, the company can not predict the outcome of this matter due to the uncertainties inherent in litigation. If Coram does not prevail in this matter, the financial condition, results of operations and liquidity of the company may be materially adversely affected.

     Furthermore, Coram cannot predict the outcome of the R-Net bankruptcy proceedings. An outcome unfavorable to Coram or unknown additional actions against Coram could materially, adversely affect Coram's financial condition, results of operations and liquidity.

  Operations may be adversely affected by the significant outstanding indebtedness.

     At May 8, 2000, Coram had $92.1 million principal outstanding in the form of Series B Notes at 8.0% interest, and $168.4 million principal outstanding in the form of Series A Notes at 11.5% interest. The company also had $34.5 million outstanding under its senior credit facility at an interest rate of 10.5% as of May 8, 2000. This indebtedness may make the company more vulnerable to economic downturns, competitive and payer pricing pressures, adverse changes in government regulation or other adverse events or circumstances. In addition, the lenders, pursuant to the new senior credit facility and the Series B Notes are entitled to the benefits of various restrictive covenants, and their consent is required to be obtained for the company to engage in various activities and transactions. This consent could be withheld which could adversely effect the operations of the company. See Item 2. "Liquidity and Capital Resources."

  Coram will require additional financing and it may not be able to obtain additional financing.

     Coram's Fiscal 2000 business plan does not provide for financial results that would guarantee sufficient liquidity to discharge debt obligations coming due in Fiscal 2001. Without sufficient revisions to Coram's existing debt agreements, there can be no assurance that it will have sufficient liquidity to continue to fund operations. At this time, Coram is not in discussions with any financing sources other than the holders of its existing long term debt instruments to replace or supply any future funding and the company can offer no guarantees that these or any other parties would agree to a restructuring that would provide future liquidity. A restructuring of Coram's debt instruments may involve a conversion of some or all of Coram's debt instruments into equity and such conversion will result in dilution to current shareholders.

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

     Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively, the "Series B Holders") are holders of the Series B Notes, with an outstanding principal balance of $92.1 million as of April 30, 2000. The Series B Notes mature April 2008, subject to the obligation of Coram to offer to prepay all Series B Notes on the date of maturity of the Series A Notes. The Series B Notes are currently convertible into shares of common stock of Coram at a price of $2.00 per share. In addition, the Series B Holders are holders of warrants to purchase more than 1.9 million shares of common stock of the company at an exercise price of $.01 per share. Based upon the number of shares of common stock currently outstanding, the Series B Holders at a $2.00 conversion price beneficially own in the aggregate approximately 49.3% of the shares of Coram common stock. The Series B Holders would be in a position to generally control the affairs of Coram as well as the outcome of stockholder votes, including votes concerning the election of directors, the adoption of amendments to Coram's Certificate of Incorporation or By-Laws and the approval of significant corporate transactions, including a sale of substantially all of Coram's assets or merger of the company. Such control could also have the effect of delaying or preventing a change in control of Coram.

  Coram may not be able to meet its increased cash requirements.

     Coram has experienced pressures from some vendors to tighten payment terms for needed drugs and supplies. Noncompliance with terms could result in the company not having access to the necessary drugs and supplies to maintain or grow its present business. At the same time, Coram has experienced increases in the time it takes to receive payment for its services. There can be no assurance that payers will not continue to extend the time they pay Coram for its services, which would cause additional liquidity pressures on the company.

  The success of Coram's business is dependent on relationships with third parties.

     The profitability of Coram's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payers, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional health providers and insurance companies and large self-insured employers. A central feature of the company's business strategy is to improve its relationships with such third parties in general, and with physicians and physician groups in particular. There can be no assurance that the company will be successful in improving and maintaining such relationships or that the company's existing relationships will be successfully maintained or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of such existing relationships such as the loss of its relationship with Aetna and its affiliated company. Prudential, or the failure to continue to develop and maintain ongoing relationships in the future could have a material adverse effect on the company's business, financial condition and results of operations.

     For a discussion of other risks that have or may impact the company, readers are instructed to review the discussion under the heading "Risk Factors" which appears in Item 7 of the company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 1999.

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

     As of March 31, 2000, the company had outstanding long-term debt of $299.1 million of which $168.4 of this outstanding debt that matures in May 2001 bears interest at 11.5% per annum and $92.1 of the outstanding debt matures in April 2008 and bears interest at the rate of 8% per annum. The company also has a New Senior Credit Facility providing for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The facility matures in February 2001 and bears an interest rate of prime plus 1.5%, which was 10.5% as of March 31, 2000. As of March 31, 2000, the company had drawn $38.5 million under the facility. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the company, if any. The company does not hedge against interest rate changes.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 5 to the company's Condensed Consolidated Financial Statements.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A discussion of certain matters of non-compliance with certain covenants contained in the company's principal debt agreements and the waivers received relating to such matters is set forth in Note 4 to the company's Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Second Amendment to Employment Agreement, dated as of April
          6, 2000 between the company and Daniel D. Crowley.
   27     Financial Data Schedule

     (B) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORAM HEALTHCARE CORPORATION

                                          By:     /s/ SCOTT R. DANITZ
                                          --------------------------------------
                                                     Scott R. Danitz
                                            Senior Vice President, Finance and
                                                 Chief Accounting Officer

May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Second Amendment to Employment Agreement, dated as of April
          6, 2000 between the company and Daniel D. Crowley.
   27     Financial Data Schedule