Form 10-Q
period 2000-06-30
CORAM HEALTHCARE CORP
filed 2000-08-21
CIK 924174

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 1-11343

                                   ----------

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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of July 24, 2000, was 49,638,452.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         JUNE 30,      DECEMBER 31,
                                                           2000            1999
                                                        -----------    ------------
                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................    $   6,635      $   6,242
  Cash limited as to use.............................        1,659          1,004
  Accounts  receivable,  net of  allowances of
     $25,415 and $30,448.............................      100,445        107,406
  Inventories........................................       15,118         22,966
  Deferred income taxes, net.........................          504            364
  Other current assets...............................        5,962          5,614
                                                         ---------      ---------
          Total current assets.......................      130,323        143,596
Property and equipment, net..........................       20,103         22,198
Deferred income taxes, net...........................        2,372          1,481
Other deferred costs.................................        1,349          2,434
Goodwill, net of accumulated amortization of
  $83,135 and $78,027................................      210,615        216,062
Other assets.........................................       16,238         17,451
                                                         ---------      ---------
          Total assets...............................    $ 381,000      $ 403,222
                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable...................................    $  24,324      $  36,090
  Accrued compensation...............................       16,896         11,273
  Interest payable...................................       13,057          5,100
  Current maturities of long-term debt...............      289,458            390
  Income taxes payable...............................          271            240
  Deferred income taxes..............................          531            419
  Accrued merger and restructuring...................        4,854          7,392
  Other accrued liabilities..........................       11,382          9,666
  Net liabilities of discontinued operations.........       34,649         34,518
                                                         ---------      ---------
          Total current liabilities..................      395,422        105,088
Long-term debt, less current maturities..............           78        302,662
Minority interests in consolidated joint ventures....        1,140          1,652
Other liabilities....................................       12,530         14,092
Deferred income taxes................................        2,345          1,427
Commitments and contingencies........................           --             --
                                                         ---------      ---------
          Total liabilities..........................      411,515        424,921
Stockholders' deficit:
  Preferred stock, par value $.001, authorized
     10,000 shares, none issued......................           --             --
  Common stock, par value $.001, authorized
     150,000 shares, issued and outstanding 49,638...           50             50
  Additional paid-in capital.........................      427,417        427,399
  Accumulated deficit................................     (457,982)      (449,148)
                                                         ---------      ---------
          Total stockholders' deficit................      (30,515)       (21,699)
                                                         ---------      ---------
          Total liabilities and
             stockholders' deficit...................    $ 381,000      $ 403,222
                                                         =========      =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                               -----------------------   -----------------------
                                                                  2000         1999         2000         1999
                                                               ----------   ----------   ----------   ----------

Net revenue ................................................   $ 130,224    $ 129,571    $ 265,020    $ 253,919
Cost of service ............................................      96,069      101,150      196,724      197,870
                                                               ---------    ---------    ---------    ---------
Gross profit ...............................................      34,155       28,421       68,296       56,049
Operating expenses:
  Selling, general and administrative expenses .............      25,053       23,612       48,509       42,553
  Provision for estimated uncollectible accounts ...........       3,548        4,141        6,791        8,189
  Amortization of goodwill .................................       2,530        2,716        5,108        5,448
  Restructuring costs ......................................          --           --           --          950
                                                               ---------    ---------    ---------    ---------
          Total operating expenses .........................      31,131       30,469       60,408       57,140
                                                               ---------    ---------    ---------    ---------
Operating income (loss) from continuing operations .........       3,024       (2,048)       7,888       (1,091)
Other income (expenses):
  Interest expense .........................................      (6,771)      (7,524)     (13,447)     (14,083)
  Other income, net ........................................         314          174          718          377
                                                               ---------    ---------    ---------    ---------
Loss from continuing operations before income taxes and
  minority interests .......................................      (3,433)      (9,398)      (4,841)     (14,797)
Income tax expense .........................................          75          175          175          250
Minority interests in net income of consolidated joint
  ventures .................................................         356          579          337        1,007
                                                               ---------    ---------    ---------    ---------
Loss from continuing operations after income taxes and
  minority interests .......................................      (3,864)     (10,152)      (5,353)     (16,054)
Discontinued Operations:
  Loss from operations .....................................          --      (27,841)          --      (22,324)
  Loss from disposal .......................................         (98)          --       (3,481)          --
                                                               ---------    ---------    ---------    ---------
Net loss ...................................................   $  (3,962)   $ (37,993)   $  (8,834)   $ (38,378)
                                                               =========    =========    =========    =========
Basic and Diluted Loss Per Share:
  Loss from continuing operations ..........................   $   (0.08)   $   (0.21)   $   (0.11)   $   (0.33)
  Loss from discontinued operations ........................          --        (0.56)       (0.07)       (0.45)
                                                               ---------    ---------    ---------    ---------
  Net loss .................................................   $   (0.08)   $   (0.77)   $   (0.18)   $   (0.78)
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

                          CORAM HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Net cash provided by (used in) continuing operations...   $ 22,182    $(14,406)
Cash flows from investing activities:
   Purchases of property and equipment ................     (2,194)     (4,261)
   Other ..............................................         57        (525)
                                                          --------    --------
Net cash used in investing activities .................     (2,137)     (4,786)
Cash flows from financing activities:
   Borrowings on line of credit .......................      1,500      28,500
   Repayment of debt ..................................    (17,311)     (6,065)
   Cash distributions paid to minority interests ......       (491)       (901)
                                                          --------    --------
Net cash provided by (used in) financing activities....    (16,302)     21,534
                                                          --------    --------
Net increase in cash from continuing operations .......   $  3,743    $  2,342
                                                          ========    ========
Net cash provided by (used in) discontinued
   operations .........................................   $ (3,350)   $  5,606
                                                          ========    ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1. BASIS OF PRESENTATION

     Business Activity. Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company"), as of June 30, 2000, were engaged in two principal lines of business: alternate site (outside the hospital) infusion therapy and related services and, through July 31, 2000, pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services. Coram delivers its alternate site infusion therapy services through approximately 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively, the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. Accordingly, as of such date the Debtors are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). None of the company's other subsidiaries is a debtor in the proceeding. See Note 9 for further details.

     In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research and medical informatics business operated by its subsidiary, CTI Network, Inc. ("CTI"). Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See Note 4. Most of the company's alternate site infusion therapy net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

     Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services business ("CPS"), which provided pharmacy benefit management services as well as specialty mail-order prescription drugs for chronically ill patients from one primary mail order facility, four satellite mail order facilities, and one retail pharmacy. On July 31, 2000, Coram completed the sale of its CPS business to a management-led group financed by GTCR Golder Rauner, L.L.C. for a one-time payment of $41.3 million. See Note 2. The pharmacy benefit management service provided on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients.

     Prior to January 1, 2000, the company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home health care providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for members covered under the Master Agreement, assumed certain financial risk for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement; however, the litigation was resolved and the case was dismissed on April 20, 2000. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code, and the Resource Network Subsidiaries are being liquidated pursuant to such proceedings. See Notes 3 and 6.

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results for the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The financial statements set forth herein do not reflect adjustments made for the Chapter 11 filings made by CHC and CI after the close of the periods reported herein. See Note 9.

     Reclassifications. Certain amounts in Coram's 1999 financial statements have been reclassified to exclude the discontinued operations for R-Net and to conform to the 2000 presentation.

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

     Loss per Share. Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. The following table sets forth the computations of basic and diluted loss per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                          ---------------------   ---------------------
                                                            2000        1999        2000        1999
                                                          ---------   ---------   ---------   ---------
Numerator for basic and diluted loss per share
  Loss from continuing operations .....................   $ (3,864)   $(10,152)   $ (5,353)   $(16,054)

  Loss from discontinued operations ...................        (98)    (27,841)     (3,481)    (22,324)
                                                          --------    --------    --------    --------
Net loss ..............................................   $ (3,962)   $(37,993)   $ (8,834)   $(38,378)
                                                          ========    ========    ========    ========
Weighted average shares -- denominator for basic
  loss per share ......................................     49,638      49,495      49,638      49,448
Effect of other dilutive securities:
  Stock options .......................................         --          --          --          --
  Warrants ............................................         --          --          --          --
  Series B Senior Subordinated Convertible Notes ......         --          --          --          --
                                                          --------    --------    --------    --------
Denominator for diluted loss per share -- adjusted
  weighted average shares and assumed conversion ......     49,638      49,495      49,638      49,448
                                                          ========    ========    ========    ========
Basic and Diluted Loss Per Share:
  Loss from continuing operations .....................   $  (0.08)   $  (0.21)   $  (0.11)   $  (0.33)
  Loss from discontinued operations ...................         --       (0.56)      (0.07)      (0.45)
                                                          --------    --------    --------    --------
  Net Loss ............................................   $  (0.08)   $  (0.77)   $  (0.18)   $  (0.78)
                                                          ========    ========    ========    ========

     Diluted loss per share computations do not give effect to stock options, warrants or the Series B Senior Subordinated Convertible Notes because their effect would have been anti-dilutive.

     Derivatives and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. The FASB issued, in June 1999, Statement of Financial Accounting Standards Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133 ("Statement 137"), which amends Statement 133. Statement 137 defers adoption of Statement 133 to fiscal years beginning after June 15, 2000 and any interim periods during the year of adoption. As of June 30, 2000, the company had not entered into any derivative or hedging transactions, and as such, the company does not believe that adoption of the new requirement will have an effect on the company's future financial position or operating results.

2. SALE OF CPS BUSINESS - DISPOSITION AFTER JUNE 30, 2000

     On July 31, 2000, the company completed the sale of substantially all of the assets and assignment of certain related liabilities of the CPS business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers") for a one-time cash payment of approximately $41.3 million. The company's estimated gain on the sale of the CPS business is approximately $18.0 million. The sale generated net cash proceeds of approximately $38.0 million after related expenses. These cash proceeds were applied to the remaining principal balance under Coram's revolving line of credit of $28.5 million, and an additional $9.5 million has been applied to the principal balance of the Series A Senior Subordinated Notes. See Note 5.

3. LOSS ON DISCONTINUED OPERATIONS

     In November 1999, following the filing of voluntary bankruptcy petitions for the Resource Network Subsidiaries, Coram disclosed as Net Liabilities of Discontinued Operations in the Condensed Consolidated Financial Statements the excess of R-Net's liabilities over assets. Coram also reflected separately R-Net's operating results in the Condensed Consolidated Statements of Operation as Discontinued Operations.

     The Loss from Operations of Discontinued Operations of R-Net reflected in the company's Condensed Consolidated Statements of Operations includes the following (in thousands):

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                            --------------------
                                              2000       1999
                                            --------   ---------
Net Sales ...............................   $     --   $ 59,832
                                            ========   ========
Gross Profit (Deficit) ..................   $     --   $(11,959)
                                            ========   ========
Loss from Operations of Discontinued
Operations ..............................   $     --   $(22,324)
                                            ========   ========

     The Loss from Disposal of Discontinued Operations of approximately $3.5 million for the six months ended June 30, 2000 included additional reserves for litigation and other wind-down costs.

     The components of the net liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

                                               JUNE 30,  DECEMBER 31,
                                                 2000        1999
                                               --------- ------------
        Cash ...............................   $  1,471    $  2,022
        Accounts receivable, net ...........         --          --
        Other current assets ...............         --          --
        Property & equipment, net ..........         --          --
        Intercompany payable ...............        (46)       (437)
        Accounts payable ...................    (31,585)    (31,490)
        Accrued expenses ...................     (4,489)     (4,613)
                                               --------    --------
        Net liabilities of Discontinued
        Operations .........................   $(34,649)   $(34,518)
                                               ========    ========

4. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. Certain agreements, related to previously acquired businesses or interests therein, provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of June 30, 2000, the company may be required to pay, under such contingent obligations, approximately $1.3 million, which is subject to increase based on certain revenue or income targets. Subject to certain elections by the company or the sellers, approximately $0.7 million of these contingent obligations may be paid in cash. In the period these payments become probable, they are recorded as additional goodwill. Payments made during the six months ended June 30, 2000 and 1999 were $0.1 million and $0.3 million, respectively. See Note 6 for further details concerning contingencies relative to earn-out payments.

     Merger and Restructuring. As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc. (the "Caremark Business"), during May 1995, the company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged $25.8 million to operations as a restructuring cost. Certain additional restructuring costs totaling approximately $11.4 million were incurred and accounted for as adjustments to the purchase price of the Caremark Business in 1995. In December 1998 and 1999, the company evaluated the estimated costs to complete the Caremark Business Consolidation Plan and other accruals and recognized restructure reversal benefits of $0.7 million and $0.2 million, respectively.

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged $4.8 million to operations as a restructuring cost. The Coram Restructure Plan will result in the closing of facilities and reduction of personnel. Personnel reduction costs of $2.5 million include severance payments, fringe benefits and taxes related to over 200 employees that have been or may be terminated in accordance with the Coram Restructure Plan. Facility closing costs include $2.3 million of rent, common area maintenance and utility costs, offset by sublease arrangements, as applicable, for fulfilling lease commitments on approximately fifteen branch and corporate facilities that have been or may be closed or downsized as part of the restructuring.

     During July 1999, the company adopted a restructuring plan associated with the reorganization of the R-Net call center operations responsible for managing the Master Agreement with Aetna (the "R-Net Restructure Plan"). The R-Net Restructure Plan resulted in an initial charge to operations of $5.1 million. In November 1999, prior to the R-Net decision to file voluntary Chapter 11 bankruptcy petitions, the company evaluated the estimated cost to complete the R-Net Plan and revised the initial charge to $4.3 million, which consisted of accruals for restructuring of $2.8 million for facility costs and $0.6 million for personnel reduction costs, and a loss on impairment of assets charge for $0.9 million. As a result of the R-Net liquidation as described in Note 1, these charges are included in the Loss from Discontinued Operations for the year-ended December 31, 1999 and the related restructuring accrual and impairment of fixed assets is reflected in the net liability of discontinued operations.

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the company has made total payments, disposals and reversals as follows (in thousands):

                                                                                           BALANCE AT
                                                  THROUGH JUNE 30, 2000                   JUNE 30, 2000
                                      ----------------------------------------------  ---------------------
                                          CASH      NON-CASH             RESTRUCTURE  FUTURE CASH    TOTAL
                                      EXPENDITURES   CHARGES     TOTAL     REVERSAL   EXPENDITURE   CHARGES
                                      ------------  --------    -------  -----------  -----------   -------
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs ........     $11,300     $    --    $11,300     $    --     $    --     $11,300
  Facility Reduction Costs .........       9,837       3,900     13,737         943       2,020      16,700
                                         -------     -------    -------     -------     -------     -------
     Total Restructuring Costs .....     $21,137     $ 3,900    $25,037     $   943     $ 2,020     $28,000
                                         =======     =======    =======     =======     =======     =======

Coram Restructure Plan:
  Personnel Reduction Costs ........     $ 1,855     $    --    $ 1,855     $    --     $   707     $ 2,562
  Facility Reduction Costs .........         394          --        394          --       1,900       2,294
                                         -------     -------    -------     -------     -------     -------
     Total Restructuring Costs .....     $ 2,249     $    --    $ 2,249     $    --     $ 2,607     $ 4,856
                                         =======     =======    =======     =======     =======     =======

     The balance in the "Accrued Merger and Restructuring" liability at June 30, 2000 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $2.0 million and the Coram Restructure Plan of $2.6 million, and other accruals of $0.3 million. The other accruals are for estimated expenditures for other closed facilities and personnel reduction costs.

     The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 46% through June 30, 2001, 22% through June 30, 2002, 12% through June 30, 2003, and 20% thereafter.

5. LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                         JUNE 30,       DECEMBER 31,
                                                           2000             1999
                                                        ----------      ------------
Series A Senior Subordinated Unsecured Notes .......    $ 168,423        $ 166,825
Series B Senior Subordinated Convertible Notes .....       92,084           91,474
Senior Credit Facility .............................       28,500           44,000
Other obligations, including capital leases,
  at Interest rates ranging from 11% to 15%,
  Collateralized by certain property and
  equipment ........................................          529              753
                                                        ---------        ---------
                                                          289,536          303,052
Less current scheduled maturities ..................     (289,458)            (390)
                                                        ---------        ---------
                                                        $      78        $ 302,662
                                                        =========        =========

     As of June 30, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement") dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a Senior Credit Facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation, as Agent. Under the credit and debt agreements, the company is precluded from paying cash dividends during the term of indebtedness. The voluntary Chapter 11 filings made by the Debtors have caused events of default to occur under these debt instruments and as a result, all such debts have been classified as current maturities of long-term debt at June 30, 2000. The company is no longer able to borrow under the Senior Credit Facility. The Debtors have, however, received interim Bankruptcy Court approval to enter into a debtor-in-possession financing arrangement with Madeline L.L.C., an affiliate of Cerberus Partners, L.P. (the "DIP Financing"). Under the DIP Financing arrangement that is currently being negotiated, credit of up to $40 million would be available to the Debtors for use in connection with the operation of their businesses and the business of their subsidiaries. The interim approval from the Bankruptcy Court authorizes the Debtors to obtain credit up to $10 million once the DIP Financing documentation is completed and certain conditions precedent are satisfied. The Debtors anticipate finalizing the DIP Financing arrangement prior to the final hearing on the DIP Financing which is scheduled for August 31, 2000. See Note 9.

     Securities Exchange Agreement. The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains certain other customary covenants and events of default. At June 30, 2000, the company was in compliance with all of these covenants, other than covenants relating to certain contractual relationships its Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. subsidiaries had with certain parties that were contracted to provide services pursuant to the Master Agreement, effective May 1, 1998, with Aetna and to certain covenants relating to the capitalization of subsidiaries. The company has received waivers from its lenders regarding such noncompliance. In addition, the filing of the voluntary Chapter 11 bankruptcy petitions by Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. caused defaults under the Securities Exchange Agreement; however, such defaults were waived by the Lenders. In connection with such waivers and the waivers provided for certain matters of non-compliance with certain covenants set forth in the Senior Credit Facility, the company and the Holders entered into an amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A and Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A and Series B Notes resumed on such date. However, pursuant to the terms of the Securities Exchange Agreement, the Company was, upon filing of the Chapter 11 cases, in default under the Securities Exchange Agreement.

     Series A Notes. The Series A Notes are scheduled to mature in May 2001 and bear interest at 11.5% per annum payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the company except that Holders can require the company to pay interest in cash if the company exceeds a certain interest coverage ratio.

     Series B Notes. The Series B Notes are scheduled to mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the company. The outstanding principal amount of Series B Notes are convertible into shares of the company's common stock at a price of $2.00 per share subject to customary anti-dilution adjustments, including adjustments for sale of common stock other than pursuant to existing obligations or employee benefit plans at a price below the conversion price prevailing at the time of such sale.

     The Series A and Series B Notes are callable, in whole or in part, at the option of the Holders thereof in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the Series A and Series B Notes are callable at 103% of the then outstanding principal amount plus accrued interest. The Series B Notes are also redeemable at the option of the Holders thereof upon maturity of the Series A Notes at the outstanding principal amount thereof plus accrued interest. In addition, the Series A Notes are redeemable at 103% of the then outstanding principal amount plus accrued interest at the option of the company.

     In connection with the sale of CPS, effective July 31, 2000, the company applied $9.5 million of the net cash proceeds derived from the sale of the CPS business to prepay a portion the principal amount outstanding under the Series A Notes. The Holders of the Series A Notes waived the 103% prepayment premium thereby permitting the company to reduce the principal amount outstanding under the Series A Notes to approximately $158.9 million as of August 1, 2000.

     Senior Credit Facility. On August 20, 1998, the company entered into a definitive agreement for the Senior Credit Facility providing for availability of up to $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The Senior Credit Facility matures February 26, 2001 and bears interest at the rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 11.0% at June 30, 2000. The Senior Credit Facility is secured by the capital stock of the company's subsidiaries, as well as the accounts receivable and certain other assets held by the company and its subsidiaries. Under the Senior Credit Facility, among other nominal fees, the company was required to pay an upfront fee of 1.0% or $0.6 million and is liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. In addition, the terms of the Senior Credit Facility provided for the issuance of warrants to purchase up to 1.9 million shares of the company's common stock at $0.01 per share, subject to customary adjustments (the "1998 Warrants"). The 1998 Warrants were valued at their fair value at the date of issuance, and are accounted for as deferred costs amortized over the life of the Senior Credit Facility. The terms of the Senior Credit Facility also provide for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of June 30, 2000, the Lenders had issued irrevocable letters of credit totaling $2.7 million, thereby reducing the company's availability under the Senior Credit Facility by that amount. The terms of the Senior Credit Facility further provide for a fee of 1.0% per annum on the outstanding letter of credit obligations that is due in arrears on the first business day of each month. The terms of the Senior Credit Facility also provide for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. As of June 30, 2000, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The Senior Credit Facility contains certain other customary covenants and events of default. As discussed above, the company is no longer able to borrow under the Senior Credit Facility.

     In connection with the sale of CPS, effective July 31, 2000, the company reduced its outstanding borrowings on the Senior Credit Facility by $28.5 million, leaving only irrevocable letter of credit obligations totaling $2.7 million outstanding. In connection with the DIP Financing arrangement, the company's Senior Credit Facility would be retired if the DIP Financing agreement is finalized in the form in which it is presently being negotiated. See Note 9.

6. LITIGATION AND CONTINGENCIES

     Litigation. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000 with the United States Bankruptcy Court for the District of Delaware, In Re Coram Healthcare Corporation and Coram, Inc., Case Nos. 00-3299 (MFW) and 00-3300 (MFW) (the "Chapter 11 Cases"). The proceedings have been consolidated for administrative purposes only by the United States Bankruptcy Court in Delaware and are being administered under the docket of In Re Coram Healthcare Corporation, Case No. 00-3299 (MSW). None of the company's other subsidiaries is a debtor in the proceeding. See Note 9.

     Except as may otherwise be determined by the Bankruptcy Court overseeing the Chapter 11 Cases, the automatic stay protection afforded by Chapter 11 generally automatically stays any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Chapter 11 Cases. The automatic stay would not, however, apply to actions brought against the company's non-debtor subsidiaries.

     Beginning in June 1999, Coram Healthcare Corporation ("CHC") had been in litigation with Aetna U.S. Healthcare, Inc. over the Master Agreement that had been entered into by CHC and Aetna in 1998. The case was pending in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 99-CV-3330 and 99-CV-3378), but was dismissed on April 20, 2000 following an amicable resolution of the dispute by the parties.

     On November 12, 1999, two subsidiaries of Coram, Inc., Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively, the "Resource Network Subsidiaries"), filed voluntary petitions under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to the proceeding. The Chief Restructuring Officer of the Resource Network Subsidiaries has threatened suit on behalf of the estates against CHC. The draft complaint included claims for damages against CHC and certain of its former and current officers and directors in excess of $41 million. The draft complaint included a threat to pierce the corporate veil of the Resource Network Subsidiaries to reach CHC and included claims of breaches by the officers and directors of their fiduciary duties to the Resource Network Subsidiaries and CHC. The company has received no notice that any such complaint has been filed or that the claim will be pursued.

     Apria Healthcare, Inc. and one of its affiliates (collectively "Apria") filed suit against CHC and the Resource Network Subsidiaries in the Superior Court of Orange County, California (Apria Healthcare, Inc. and Apria Healthcare of New York State, Inc. v. Coram Healthcare Corporation, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 813264). Apria's claims relate to services that were rendered as part of certain home health provider networks managed by the Resource Network Subsidiaries. Apria's complaint alleges, among other things, that the Resource Network Subsidiaries operated as the alter ego of CHC and, as a result, CHC should be declared responsible for the alleged breaches of the contracts that the Resource Network Subsidiaries had with Apria. The complaint includes requests for declaratory, compensatory and other relief in excess of $1.4 million. A notice has been filed with the Superior Court notifying it of the bankruptcy proceedings involving the Resource Network Subsidiaries and contending that the case has, by operation of certain provisions of the United States Bankruptcy Code, been stayed.

     On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC, TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. Against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas. In its demand, TBOB claims that Coram breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company's subsidiary, Curaflex Health Services, Inc. ("Curaflex"), that originated from Curaflex's acquisition of the claimant's prescription services business in 1993. Coram and Curaflex operated the business under the name "Coram Prescription Services" ("CPS") and the assets of the CPS business were sold on July 31, 2000. See Note 2 for further details. TBOB alleges, among other things, that the company has impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $898,000. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that will be due from Coram and Curaflex in March 2001. CHC has received a copy of a letter from TBOB to the American Arbitration Association in which it is attempting to obtain the return of the filing fees that it has paid in connection with the filing of this action.

     On behalf of its subsidiary, T2 Medical, Inc., CHC is also contesting a notice of deficiency issued by the Internal Revenue Service through administrative proceedings and litigation. See Note 7 for further details.

     CHC and its subsidiaries intend to defend themselves vigorously in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of such matters cannot presently be determined. An adverse outcome in any such litigation or proceedings could have a material adverse effect on the financial position, results of operations and liquidity of the company.

     CHC and its subsidiaries are also parties to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 ("Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. Coram has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case the relationship has been structured using an arrangement the company believes to be consistent with applicable exceptions set forth in Stark II.

     In addition, the company is aware of certain referring physicians that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. As of December 31, 1999, the company's stockholders equity was below the required level, but average stockholders' equity over the prior three years was above the required level. As of June 30, 2000, the total stockholders' deficit was approximately $30.5 million, therefore, CHC would no longer qualify for such exception without a significant increase in stockholders' equity prior to December 31, 2000. The penalties for failure to comply with Stark II include civil penalties that could be imposed upon Coram or the referring physician regardless of whether either the physician or Coram intended to violate the law.

     Coram has been advised that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if Coram were to remain a company whose stock is publicly traded after December 31, 2000, Coram would be forced to cease accepting referrals of patients with government sponsored benefit programs or run a significant risk of non-compliance with Stark II. Because referrals of patients with government sponsored benefit programs comprise approximately 22% of the company's revenue (excluding CPS) for the six months ended June 30, 2000, discontinuing the acceptance of patients with government sponsored benefit programs would have a material adverse effect on the financial condition and results of operations of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

7. INCOME TAXES

     During the six months ended June 30, 2000 and 1999, the company recorded income tax expense of approximately $0.2 million and $0.3 million, respectively. The effective income tax rates for the three and six month periods ended June 30, 2000 and 1999 differ substantially from the expected combined federal and state statutory income tax rates as a result of the company providing a full valuation reserve against its deferred tax assets.

     As of June 30, 2000, deferred tax assets were net of a $174.2 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

     In January 1999, the Internal Revenue Service ("IRS") completed an examination of the federal income tax return of the company for the year ended September 30, 1995, and proposed substantial adjustments to the prior tax liabilities of the company. The company has agreed to adjustments of $24.4 million that only affect the available net operating loss carryforwards. The company does not agree with the other proposed adjustments regarding the deduction of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect prior years' tax liabilities. In May 1999, the company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million, plus interest and penalties to be determined. The company is contesting the notice of deficiency through administrative proceedings and litigation, and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the company to categorize certain net operating losses as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. In August 1999, the company filed a petition with the United States Tax Court contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The IRS Appeals office currently has jurisdiction over the case. Due to the uncertainty of final resolution, the company's financial statements include a reserve for these potential liabilities. No assurance can be given that the company will prevail given the early phase of this matter and the uncertainties inherent in any proceeding with the IRS or in litigation. If the company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the company could be materially adversely affected.

8. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

     Management regularly evaluates the operating performance of the company by reviewing results on a product or services basis. The company's reportable segments are Infusion and CPS. Infusion is the company's base business, which derives its revenue primarily from alternate site infusion therapy. CPS, which was divested by the company on July 31, 2000, primarily provides specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment principally represents clinical trials and informatics services. R-Net, a discontinued operation, is no longer identified as a reportable segment. See Note 3.

     Coram uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. For the three months and six months ended June 30, 2000, corporate costs were allocated on a budgeted revenue basis. For the three months and the six months ended June 30, 1999, EBITDA has been reclassified to conform to the 2000 presentation. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets. The segment assets as of June 30, 1999 have been reclassified to conform to the 2000 measurement basis.

     Summary information by segment is as follows (in thousands):

                                                               AS OF AND FOR THE          AS OF AND FOR THE
                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             -----------------------   -----------------------
                                                                2000         1999         2000         1999
                                                             ----------   ----------   ----------   ----------
INFUSION
Revenue from external customers ..........................   $ 102,287    $ 108,430    $ 209,964    $ 214,035
Intersegment revenue .....................................         699        8,202        1,176       15,405
Interest income ..........................................          19           23           49           45
Equity in net income of unconsolidated joint ventures ....         130            1          389            1
Segment EBITDA profit ....................................       9,363        3,668       18,400       11,207
Segment assets ...........................................     115,413      148,149      115,413      148,149
Segment asset expenditures ...............................         858        1,183        1,847        3,425
CPS
Revenue from external customers ..........................   $  26,778    $  21,011    $  53,023    $  39,666
Intersegment revenue .....................................          --          533           11          615
Interest income ..........................................           2           --            3           --
Equity in net income of unconsolidated joint ventures ....          --           --           --           --
Segment EBITDA loss ......................................        (570)        (458)      (1,385)        (142)
Segment assets ...........................................      22,945       18,859       22,945       18,859
Segment asset expenditures ...............................          70          366          224          836
ALL OTHER
Revenue from external customers ..........................   $   1,159    $     130    $   2,033    $     218
Intersegment revenue .....................................          --           --           --           --
Interest income ..........................................          --           --           --           --
Equity in net income of unconsolidated joint ventures ....          --           --           --           --
Segment EBITDA profit (loss) .............................         280         (156)         243         (212)
Segment assets ...........................................       1,034          131        1,034          131
Segment asset expenditures ...............................          --           --           --           --

     A reconciliation of the company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Condensed Consolidated Financial Statements are as follows (in thousands):

                                                                 AS OF AND FOR THE         AS OF AND FOR THE
                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                               -----------------------   -----------------------
                                                                  2000         1999         2000         1999
                                                               ----------   ----------   ----------   ----------
NET REVENUE
Total for reportable segments ..............................   $ 129,764    $ 138,176    $ 264,174    $ 269,721
Other revenue ..............................................       1,159          130        2,033          218
Elimination of intersegment revenue ........................        (699)      (8,735)      (1,187)     (16,020)
                                                               ---------    ---------    ---------    ---------
          Total consolidated revenue .......................   $ 130,224    $ 129,571    $ 265,020    $ 253,919
                                                               =========    =========    =========    =========
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTERESTS
Total EBITDA profit for reportable segments ................   $   8,793    $   3,210    $  17,015    $  11,065
Other EBITDA profit (loss) .................................         280         (156)         243         (212)
Goodwill amortization expense ..............................      (2,530)      (2,716)      (5,108)      (5,448)
Depreciation and other amortization expense ................      (2,374)      (2,793)      (4,932)      (5,455)
Interest expense ...........................................      (6,771)      (7,524)     (13,447)     (14,083)
All other income (expense), net ............................        (831)         581        1,388         (664)
                                                               ---------    ---------    ---------    ---------
Loss from continuing operations before income taxes and
     minority interests ....................................   $  (3,433)   $  (9,398)   $  (4,841)   $ (14,797)
                                                               =========    =========    =========    =========
ASSETS
Total assets for reportable segments .......................   $ 139,392    $ 167,139    $ 139,392    $ 167,139
Other assets ...............................................     241,608      266,748      241,608      266,748
                                                               ---------    ---------    ---------    ---------
  Consolidated total assets ................................   $ 381,000    $ 433,887    $ 381,000    $ 433,887
                                                               =========    =========    =========    =========

     For each of the years presented, the company's primary operations and assets were within the United States. The company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the company's operations.

     Sales to Aetna U.S. Healthcare and its affiliated payers for the company's Infusion and CPS segments represented approximately 2% and 6% of the company's total net revenue from continuing operations for the three months ended June 30, 2000 and 1999, respectively, and 3% and 7%, respectively, for the six months ended June 30, 2000 and 1999. The National Ancillary Services Agreement with Aetna applicable to the company's home infusion business was terminated effective April 12, 2000. The company and Aetna have agreed to use their good faith efforts to negotiate a new agreement for home infusion services. Net revenue from the Medicare and Medicaid programs for the company's Infusion and CPS segments represented approximately 20% of the company's total consolidated net revenue for the three months ended June 30, 2000 and 1999, and 19% and 20%, respectively, for the six months ended June 30, 2000 and 1999.

9. SUBSEQUENT EVENTS-CHAPTER 11 REORGANIZATION

     Following the filing of the Chapter 11 Cases on August 8, 2000, the Debtors are operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. Although the filing of the Chapter 11 Cases constituted defaults under the company's principal debt instruments, namely, the Series A and Series B Notes and the Senior Credit Facility, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its need to remain in compliance with Stark II after December 31, 2000 and the pending maturity of the Series A Notes that was scheduled for May 27, 2001. See Notes 5 and 6.

     On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for
(i) payment of employee wages and salaries and certain other employee benefits and obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses;
(iii) access to a debtor-in-possession ("DIP") Financing arrangement, subject to confirmation of the arrangement at a final hearing scheduled to be held on August 31, 2000; and (iv) use of all company bank accounts for normal business operations. Certain other motions filed by the Debtors are presently pending. The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court, causing their subsidiaries to pay their own debts in the ordinary course of business.

     In connection with the Chapter 11 Cases, the Debtors are negotiating the final terms of a DIP Financing arrangement with Madeline L.L.C., an affiliate of Cerberus Partners, L.P., pursuant to which credit of up to $40 million would be made available to the Debtors for use in connection with the operation of their businesses and the business of their subsidiaries. The proposed DIP Financing arrangement is scheduled to mature on the earlier of either confirmation of a plan of reorganization of the Debtors or August 15, 2001. The proposed DIP Financing arrangement would provide for maximum borrowings equal to the product of: (i) 65% of Net Eligible Receivables and (ii) 95%. Outstanding borrowings under the DIP Financing arrangement will bear interest at a rate of prime plus 2.0%, payable in arrears on the first business day of each month. The interest rate would have been 11.5% on July 31, 2000. The DIP Financing arrangement will be secured by the capital stock of the company's subsidiaries, as well as the accounts receivable and certain other assets held by the company and its subsidiaries. Under the DIP Financing arrangement, among other nominal fees, the company will be required to pay an upfront fee of 1% or $0.4 million and will be liable for commitment fees on the unused facility of 0.5% per annum, due monthly in arrears. The terms of the DIP Financing arrangement contain certain customary representations, warranties and covenants of the company, including certain financial covenants relating to EBITDA and capital expenditures, among others. The breach of such representations, warranties and covenants of the Debtors could result in the Debtors being unable to obtain further advances under the DIP Financing arrangement and possibly the exercise of certain remedies by the lender.

     As of the filing date of this Report, the DIP Financing arrangement had not been executed, even though the parties have agreed to the principal terms of the arrangement. The Debtors anticipate that the DIP Financing arrangement will be finalized prior to the final Bankruptcy Court hearing on the DIP Financing that is scheduled for August 31, 2000. Pursuant to the order of the Bankruptcy Court issued on August 9, 2000 regarding the DIP Financing, the Debtors have interim authority to borrow up to $10 million under the DIP Financing arrangement once it is finalized and all conditions precedent to borrowings set forth in such agreement are satisfied. The remaining amount available under the DIP Financing arrangement would be available following receipt of Bankruptcy Court approval. No assurance can be given that the DIP Financing arrangement will be finalized or that the proposed DIP Financing terms described above will be approved by the Bankruptcy Court at the August 31, 2000 hearing.

     On the same day as the Chapter 11 Cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. Among other things, the Joint Plan provides for: (i) a conversion of all of the Coram, Inc. ("CI") obligations represented by the company's Series A and Series B Notes into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI;
(iii) the payment in full of all secured and priority claims against Coram Healthcare Corporation ("CHC"); (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A and Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Joint Plan, and the stock of CHC would no longer be publicly traded. Therefore, if the Debtors' Joint Plan were approved as filed, the existing stockholders of CHC would receive no value for their shares, all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A and Series B Notes.

     Representatives of the company had negotiated the principal aspects of the plan with representatives of the holders of the company's Series A and Series B Notes and Senior Credit Facility prior to the filing of such plan. The plan of reorganization must be voted upon by the impaired creditors of the Debtors and approved by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied. There can be no assurance that the plan of reorganization will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Debtors. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. The Debtors filed a joint plan of reorganization with the Bankruptcy Court on August 8, 2000. The plan submitted by the Debtors addresses the amounts that would be paid to various classes of creditors, as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of the management of Coram as well as assumptions made by and information currently available to the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: the outcome of bankruptcy proceedings of the Debtors and certain other factors, all of which are described in greater detail later in this Item 2 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Coram with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Coram does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     Meanwhile, Coram's R-Net subsidiaries are being liquidated and its CPS business has been sold. The liquidation of R-Net is taking place in the proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. In August 1999, Coram announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for CPS. On July 31, 2000, the company sold its CPS business to CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. for a one-time cash payment of approximately $41.3 million. See Note 2 to the company's Condensed Consolidated Financial Statements.

     Reorganization. On August 8, 2000, CHC and its first tier wholly owned subsidiary, Coram, Inc. (collectively, the "Debtors"), filed voluntary petitions under Chapter 11 (the "Chapter 11 Cases") of the United States Bankruptcy Code. Accordingly, as of such date the Debtors are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for: (i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession ("DIP") Financing arrangement; and (iv) use of all company bank accounts for normal business operations. Certain other motions filed by the Debtors are presently pending. The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court causing its subsidiaries to pay their own debt in the ordinary course of business. None of the company's other subsidiaries is a debtor in the proceeding. Even though the filing of the Chapter 11 Cases constituted defaults under the company's principal debt instruments, the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Debtors have sought advice and counsel from a variety of sources and concluded that the bankruptcy and restructuring is the only viable alternative. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its need to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as Stark II, after December 31, 2000 and the pending maturity of the Series A Notes that was scheduled for May 27, 2001. See Notes 5, 6 and 9 to the company's Condensed Consolidated Financial Statements.

     On the same day as the Chapter 11 Cases were filed, the Debtors filed their Joint Plan and their joint disclosure statement with the Bankruptcy Court. Among other things, the Joint Plan provides for: (i) a conversion of all of the obligations of CI represented by the company's Series A and Series B Notes into
(a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A and Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Joint Plan, and the stock of CHC would no longer be publicly traded. Therefore, if the Debtors' Joint Plan were approved as filed, the existing stockholders of CHC would receive no value for their shares, and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A and Series B Notes.

     Representatives of the company had negotiated the principal aspects of the plan with representatives of the holders of the company's Series A and Series B Notes and Senior Credit Facility prior to the filing of such plan. The plan of reorganization must be voted upon by the impaired creditors of the Debtors and approved by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied. There can be no assurance that the plan of reorganization will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999 (IN MILLIONS, EXCEPT PER SHARE DATA):

     Discontinued Operations. As discussed in Note 3 to the company's Condensed Consolidated Financial Statements, the company restated prior year results for the discontinuance of R-Net operations in 1999. Had R-Net's operations been included in the continuing operations, the following would have been contributed to Coram's operations (in millions):

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                               2000       1999
                                              ------     -------
                  Net revenue..........        $ --      $ 23.2
                  Gross profit.........        $ --      $(22.5)
                  Operating loss.......        $ --      $(27.8)

     The following discussion of Coram's financial condition and results of operations during 2000 and 1999 excludes the discontinued operations for R-Net.

     Net Revenue. Net revenue increased $0.6 million or 0.5%, to $130.2 million in the three months ended June 30, 2000 from $129.6 million in the three months ended June 30, 1999. The net increase is primarily due to (i) a $5.8 million increase in net revenue from the CPS business that was sold on July 31, 2000, resulting from expansion of services and improved sales efforts, net of revenue losses from the termination of its National Ancillary Services Agreement with Aetna; and (ii) a $1.0 million increase in net revenue from the CTI business resulting from the expansion of services during the first year of operations. Such increases were partially offset by a net revenue decrease of approximately $6.1 million from the infusion operations, primarily due to the loss of Aetna infusion business.

     Gross Profit. Gross profit increased $5.8 million to $34.2 million or a gross margin of 26.3% in the three months ended June 30, 2000 from $28.4 million or a gross margin of 22.0% in the three months ended June 30, 1999. The gross margin percentage increase resulted primarily from increases in CPS and CTI net revenue, favorable product/therapy mix and implementation of certain cost reduction programs implemented in December 1999. The components of gross profit for the three months ended June 30, 2000 and 1999 are as follows:

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                            --------------------
                                              2000        1999
                                            --------    --------
                   Infusion.............    $ 30,017    $ 25,028
                   CPS..................       3,612       3,298
                   CTI..................         526          95
                                            --------    --------
                   Total gross profit...    $ 34,155    $ 28,421
                                            ========    ========

     Selling, General and Administrative ("SG&A") Expenses. SG&A increased $1.5 million or 6.4% to $25.1 million in the three months ended June 30, 2000 from $23.6 million in the three months ended June 30, 1999. Expenses increased primarily due an increase in the incentive compensation plan in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This increase was offset in part by certain cost reduction programs implemented in December 1999.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $4.1 million or 3.2% of net revenue for the three months ended June 30, 1999 compared to $3.5 million or 2.7% of net revenue for the three months ended June 30, 2000. The decrease is due primarily to the company's increased collection efforts and a recovery of $0.3 million.

     Operating Income. The company had operating income of $3.0 million during the three months ended June 30, 2000 compared an operating loss of $2.0 million during the three months ended June 30, 1999. The increase in operating income is due primarily to the increase in gross profit, offset in part by the net increase in SG&A expenses for the three months ended June 30, 2000.

     Interest Expense. Interest expense decreased $0.7 million to $6.8 million in the three months ended June 30, 2000 from $7.5 million in the three months ended June 30, 1999. The decrease is primarily due to the forbearance of interest on the Series A and Series B Notes and lower average outstanding borrowings under the company's Senior Credit Facility. See Note 5 to the company's Condensed Consolidated Financial Statements for further details.

     Income Tax Expense. See Note 7 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

     Loss from Discontinued Operations. During December 1999, as a result of the bankruptcy proceeding pending against the Resource Network Subsidiaries, Coram classified the operating losses of this business for all periods presented to discontinued operations. The loss for the three months ended June 30, 1999 for the R-Net business was primarily related to the Aetna Master Agreement that was terminated in 1999. The $0.1 million Loss from Disposal of Discontinued Operations of the segment for the three months ended June 30, 2000 includes miscellaneous wind-down costs. See Note 3 to the company's Condensed Consolidated Financial Statements for further details.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999 (IN MILLIONS, EXCEPT PER SHARE DATA):

     Discontinued Operations. As discussed in Note 3 to the company's Condensed Consolidated Financial Statements, the company restated prior year results for the discontinuance of R-Net operations in 1999. Had R-Net's operations been included in the continuing operations, the following would have been contributed to Coram's operations (in millions):

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                                -----------------
                                                2000       1999
                                                ----      -------
                    Net revenue..........       $ --      $ 59.8
                    Gross profit.........       $ --      $(12.0)
                    Operating Loss.......       $ --      $(22.3)

     The following discussion of Coram's financial condition and results of operations during 2000 and 1999 excludes the discontinued operations for R-Net.

     Net Revenue. Net revenue increased $11.1 million or 4.4%, to $265.0 million in the six months ended June 30, 2000 from $253.9 million in the six months ended June 30, 1999. The increase is primarily due to (i) a $13.3 million increase in net revenue from the CPS business that was sold on July 31, 2000, resulting from expansion of services and improved sales efforts, net of revenue losses from the termination of its National Ancillary Services Agreement with Aetna; and (ii) a $1.8 million increase in net revenue from the CTI business resulting from expansion of services during the first full year of operations. Such increases were partially offset by a net revenue decrease of approximately $4.0 million from the infusion operations, primarily due to a loss of Aetna infusion business.

     Gross Profit. Gross profit increased $12.3 million to $68.3 million or a gross margin of 25.8% in the six months ended June 30, 2000 from $56.0 million or a gross margin of 22.1% in the six months ended June 30, 1999. The gross margin percentage increase resulted primarily from increases in CPS and CTI net revenue, favorable product/therapy mix and implementation of certain cost reduction programs implemented in December 1999. The components of gross profit for the six months ended June 30, 2000 and 1999 are as follows:

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                            --------------------
                                              2000        1999
                                            --------    --------
                   Infusion.............    $ 60,146    $ 50,431
                   CPS..................       7,125       5,449
                   CTI..................       1,025         169
                                            --------    --------
                   Total gross profit...    $ 68,296    $ 56,049
                                            ========    ========

     Selling, General and Administrative ("SG&A") Expenses. SG&A increased $5.9 million or 13.9% to $48.5 million in the six months ended June 30, 2000 from $42.6 million in the six months ended June 30, 1999. Expenses increased primarily due to an increase in the incentive compensation plan for 2000, offset, in part, by certain cost reduction programs implemented in December 1999. Additionally, 1999 was favorably impacted by a recovery of a note receivable of approximately $1.8 million and other legal recoveries.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $8.2 million or 3.3% of net revenue in the six months ended June 30, 1999 compared to $6.8 million or 2.6% of net revenue in the six months ended June 30, 2000. The decrease is due primarily to the company's increased collection efforts.

     Restructuring Costs, Net. During the first quarter of 1999, the company recorded approximately $1.0 million of charges relating to reorganization of the company's management structure. See Note 4 to the company's Condensed Consolidated Financial Statements for further details.

     Operating Income. The company had operating income of $7.9 million during the six months ended June 30, 2000 compared to a loss of $1.1 million during the six months ended June 30, 1999. The increase in operating income is due primarily to the increase in gross profit, offset in part by the net increase in SG&A expenses for the six months ended June 30, 2000.

     Interest Expense. Interest expense decreased $0.6 million to $13.5 million in the six months ended June 30, 2000 from $14.1 million in the six months ended June 30, 1999. The decrease is primarily due to the forbearance of interest on the Series A and Series B Notes and lower average outstanding borrowings under the company's Senior Credit Facility. See Note 5 to the company's Condensed Consolidated Financial Statements for further details.

     Income Tax Expense. See Note 7 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

     Minority Interests in Net Income of Consolidated Joint Ventures. Minority interests in net income of consolidated joint ventures decreased $0.7 million to $0.3 million in the six months ended June 30, 2000 from $1.0 million in the six months ended June 30, 1999. The reduction was primarily due to reduced profitability of joint venture entities and the closure of certain joint ventures.

     Loss from Discontinued Operations. During December 1999, as a result of the bankruptcy proceeding pending against the Resource Network Subsidiaries, Coram classified the operating losses of this business for all periods presented to discontinued operations. The loss for the six months ended June 30, 1999 for the R-Net business was primarily related to the Aetna Master Agreement that was terminated in 1999. The $3.5 million Loss from Disposal of Discontinued Operations of the segment for the six months ended June 30, 2000 includes additional reserves for litigation and miscellaneous wind-down costs. See Note 3 to the company's Condensed Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

     The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000. As of such date the Debtors are operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. Pursuant to the terms of the Senior Credit Facility, the filings have caused events of default to occur under the Senior Credit Facility and, no amounts are presently available thereunder. Although the filing of the Chapter 11 Cases constituted defaults under the company's principal debt instruments, namely, the Series A and Series B Notes and the Senior Credit Facility, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. The Debtors are negotiating the final terms of a DIP Financing arrangement with Madeline L.L.C., an affiliate of Cerberus Partners, L.P., pursuant to which credit of up to $40 million would be made available to the Debtors for use in connection with the operation of their businesses and the business of their subsidiaries. As of the filing date of this Report, the DIP Financing arrangement had not been executed, but the parties have agreed to the principal terms of the arrangement. The Debtors anticipate that the DIP Financing arrangement will be finalized prior to the final Bankruptcy Court hearing on the DIP Financing that is scheduled for August 31, 2000. Pursuant to the order of the Bankruptcy Court issued on August 9, 2000 regarding the DIP Financing, the Debtors have interim authority to borrow up to $10 million under the DIP Financing arrangement once it is finalized and all conditions precedent to borrowings set forth in such agreement are satisfied. The remaining amount available under the DIP Financing arrangement would be available following receipt of Bankruptcy Court approval. No assurance can be given that the DIP Financing arrangement will be finalized or that the proposed DIP Financing terms described above will be approved by the Bankruptcy Court at the August 31, 2000 hearing. See Notes 5 and 9 to the company's Condensed Consolidated Financial Statements.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Debtors. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. The Debtors filed a joint plan of reorganization with the Bankruptcy Court on August 8, 2000. The plan submitted by the Debtors addresses the amounts that would be paid to various classes of creditors. See "Background - Reorganization."

     Coram uses cash generated from operations and, until August 8, 2000, cash available under its senior credit facility to fund its working capital requirements and operations. Coram's working capital deficit as of June 30, 2000 was $265.1 million compared to working capital of $34.7 million at March 31, 2000, a change of $299.8 million. During the three months ended June 30, 2000, the primary changes in current assets related to (i) a decrease in cash and cash equivalents of $1.8 million, (ii) a decrease in inventories of $3.9 million and
(iii) a decrease in accounts receivable of $25.8 million. In the three months ended June 30, 2000, total current liabilities increased primarily due to (i) the reclassification of Series A and Series B Senior Subordinated Notes of $168.4 million and $92.1 million, respectively, and the Senior Credit Facility of $28.5 million to current maturities of long-term debt and (ii) an increase in interest payable of $7.3 million. Such current liability increases were partially offset by a decrease in accounts payable of $5.3 million resulting from accelerated payments by the company.

     As of June 30, 2000, the company did not have any material commitments for capital expenditures.

     Coram and its subsidiary, T2 Medical, Inc. are in a dispute with the Internal Revenue Service ("IRS") regarding certain tax refunds previously received. Should it not prevail in the majority of the issues in dispute, Coram would need to access funds that could be in excess of $12.7 million (i.e., tax deficiency plus interest and penalties, as determined). Furthermore, Coram cannot predict the outcome of the R-Net bankruptcy proceedings. An outcome unfavorable to the company or unknown additional actions against Coram could require Coram to need access to significant additional funds. See Notes 6 and 7 to the company's Condensed Consolidated Financial Statements.

RISK FACTORS

     Confirmation and Consummation of the Debtors' Joint Plan of Reorganization would result in complete elimination of equity interests.

     On the same day as the Chapter 11 Cases were filed, the Debtors filed their Joint Plan and their joint disclosure statement with the Bankruptcy Court. Among other things, the Joint Plan provides for: (i) a conversion of all outstanding obligations of CI represented by the company's Series A and Series B Notes into
(a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A and Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Joint Plan, and the stock of CHC would not longer be publicly traded. Therefore, if the Debtors' Joint Plan were approved as filed, the existing stockholders of CHC would receive no value for their shares, and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A and Series B Notes.

     Representatives of the company had negotiated the principal aspects of the plan with representatives of the holders of the company's Series A and Series B Notes and Senior Credit Facility prior to the filing of such plan. The plan of reorganization must be voted upon by the impaired creditors of the Debtors and approved by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied. There can be no assurance that the plan of reorganization will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated.

Coram's reimbursement rates may be adversely impacted by recent regulatory action.

     Thirty state Medicaid programs have adopted regulations or other policies whereby they will begin applying a new average wholesale price list to certain drugs furnished to Medicaid beneficiaries for services rendered on or after May 1, 2000. Other states are expected to adopt similar regulations or policies. The new average wholesale price lists would drastically reduce the amounts that the Medicaid programs would reimburse pharmacy providers such as the company for their services. The drugs and services scheduled for the rate reduction include many drug therapies commonly received by patients of Coram. During the six months ended June 30, 2000, the amount of revenue the company derived from services rendered to Medicaid beneficiaries was approximately $18.6 million or 7% of the company's overall net revenue. The company cannot predict what impact such rate reductions will have on the company's results of operations or financial condition.

     The Medicare program and most private payer organizations with which the company does business also reimburse the company for its services using a formula that incorporates the average wholesale price of the drug delivered. If the Medicare program and/or private payer organizations adopt the Medicaid average wholesale price list, the company cannot provide any assurance that its results of operations and financial condition will not be materially adversely impacted.

     For a discussion of other risks that have or may impact the company, readers are instructed to review the discussion under the heading "Risk Factors" which appears in Item 2 of the company's Quarterly Report on Securities and Exchange Commission ("Commission") Form 10-Q for the quarter ended March 31, 2000 and Item 7 of the company's Annual Report on Commission Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses the company's exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates.

     As of June 30, 2000, the company had outstanding long-term debt of $289.5 million of which $168.4 of this outstanding debt matures in May 2001 and bears interest at 11.5% per annum and $92.1 of the outstanding debt matures in April 2008 and bears interest at the rate of 8% per annum. However, both of the aforementioned debt obligations are in default due to the Debtors' bankruptcy proceedings and, in connection therewith, the balances thereunder are deemed to be current in the June 30, 2000 consolidated balance sheet. In connection with the CPS divestiture, $9.5 million of the indebtedness due in May 2001 was repaid in August 2000. The company also has a Senior Credit Facility which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes; however, the facility cannot be drawn upon due to the covenant violation associated with the Debtors' bankruptcy proceedings. The facility is scheduled to mature in February 2001 and bears an interest rate of prime plus 1.5%, which was 11.0% as of June 30, 2000. As of such date, the company had $28.5 million outstanding under the facility; however, such indebtedness was repaid with the proceeds from the CPS divestiture. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with any future borrowings by the company. The company does not hedge against interest rate changes.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 6 to the company's Condensed Consolidated Financial Statements.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company's principal debt agreements are set forth in
Note 5 to the company's Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     On July 24, 2000, Stephen A. Feinberg resigned from the Board of Directors of Coram Healthcare Corporation ("CHC"). Mr. Feinberg resigned voluntarily without any disagreements with CHC. Mr. Feinberg is the managing member of Cerberus Associates L.L.C., which is the general partner of Cerberus Partners, L.P., one of the holders of the company's principal debt instruments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

                   EXHIBIT
                   NUMBER     DESCRIPTION
                   -------    -----------
                     27       Financial Data Schedule

     (B) Reports on Form 8-K.

     On August 11, 2000, the company filed a report on Form 8-K relating to the filing by the company and its wholly owned subsidiary, Coram, Inc., of voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code.

     On August 15, 2000, the company filed a report on Form 8-K announcing the sale of the CPS business to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc.

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

                                        CORAM HEALTHCARE CORPORATION

                                        By:         /s/ SCOTT R. DANITZ
                                            ----------------------------------
                                                      Scott R. Danitz
                                            Senior Vice President, Finance and
                                                  Chief Accounting Officer

August 21, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  27       Financial Data Schedule