Form 10-Q
period 2000-09-30
CORAM HEALTHCARE CORP
filed 2000-11-20
CIK 924174

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 20, 2000, was 49,638,452.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2000              1999
                                                                 ------------      ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ................................     $     16,425      $      6,539
  Cash limited as to use ...................................              792               707
  Accounts receivable, net of allowances of
     $24,613 and $30,448 ...................................           72,397           107,406
  Inventories ..............................................           12,643            22,966
  Deferred income taxes, net ...............................              476               364
  Other current assets .....................................            4,910             5,614
                                                                 ------------      ------------
          Total current assets .............................          107,643           143,596
Property and equipment, net ................................           16,850            22,198
Deferred income taxes, net .................................            2,021             1,481
Other deferred costs .......................................               66             2,434
Goodwill, net of accumulated amortization of
  $85,214 and $78,027 ......................................          204,735           216,062
Other assets ...............................................           13,024            17,451
                                                                 ------------      ------------
          Total assets .....................................     $    344,339      $    403,222
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities not subject to compromise:
  Accounts payable .........................................     $     21,359      $     36,090
  Accrued compensation .....................................           17,100            11,273
  Interest payable (see Note 2) ............................               --             5,100
  Current maturities of long-term debt .....................              267               390
  Income taxes payable .....................................              559               240
  Deferred income taxes ....................................              288               419
  Accrued merger and restructuring costs ...................            3,027             7,392
  Other accrued liabilities ................................            8,925             9,666
                                                                 ------------      ------------
  Total current liabilities not subject to compromise ......           51,525            70,570
  Total current liabilities subject to
    compromise (See Note 2) ................................          267,833                --
                                                                 ------------      ------------
Total current liabilities ..................................          319,358            70,570
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ..................               26           302,662
  Minority interests in consolidated joint ventures ........              911             1,652
  Other liabilities ........................................           12,529            14,092
  Deferred income taxes ....................................            2,209             1,427
Net liabilities of discontinued operations .................           30,304            34,518
Commitments and contingencies ..............................               --                --
                                                                 ------------      ------------
          Total liabilities ................................          365,337           424,921
Stockholders' deficit:
  Preferred stock, par value $.001, authorized
     10,000 shares, none issued ............................               --                --
  Common stock, par value $.001, authorized
     150,000 shares, issued and outstanding 49,638 .........               50                50
  Additional paid-in capital ...............................          427,410           427,399
  Accumulated deficit ......................................         (448,458)         (449,148)
                                                                 ------------      ------------
          Total stockholders' deficit ......................          (20,998)          (21,699)
                                                                 ------------      ------------
          Total liabilities and stockholders' deficit ......     $    344,339      $    403,222
                                                                 ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                      ------------------------    ------------------------
                                                                         2000          1999          2000          1999
                                                                      ----------    ----------    ----------    ----------
Net revenue .......................................................   $  102,866    $  132,939    $  367,886    $  386,858
Cost of service ...................................................       75,667       102,370       272,391       300,240
                                                                      ----------    ----------    ----------    ----------
Gross profit ......................................................       27,199        30,569        95,495        86,618
Operating expenses:
  Selling, general and administrative expenses ....................       22,109        23,538        70,618        66,091
  Provision for estimated uncollectible accounts ..................        3,357         3,690        10,148        11,879
  Amortization of goodwill ........................................        2,562         2,711         7,670         8,159
  Restructuring costs .............................................           --            --            --           950
                                                                      ----------    ----------    ----------    ----------
          Total operating expenses ................................       28,028        29,939        88,436        87,079
                                                                      ----------    ----------    ----------    ----------
Operating income (loss) from continuing operations ................         (829)          630         7,059          (461)
Other income (expenses):
  Interest expense (see Note 2) ...................................       (6,866)       (8,110)      (20,313)      (22,193)
  Gains on sales of businesses ....................................       18,456            --        18,456            --
  Other income, net ...............................................          448           571         1,166           948
                                                                      ----------    ----------    ----------    ----------
Income (loss) from continuing operations before reorganization
  expenses, income taxes and minority interests ...................       11,209        (6,909)        6,368       (21,706)
Reorganization expenses, net.......................................       (1,805)           --        (1,805)           --
                                                                      ----------    ----------    ----------    ----------
Income (loss) before income taxes and minority interests ..........        9,404        (6,909)        4,563       (21,706)
Income tax expense ................................................           75           125           250           375
Minority interests in net income of consolidated joint ventures ...          129           176           466         1,183
                                                                      ----------    ----------    ----------    ----------
Income (loss) from continuing operations after income taxes
      and minority interests ......................................        9,200        (7,210)        3,847       (23,264)
Discontinued Operations:
  Loss from operations ............................................           --        (7,957)           --       (30,281)
  Income (loss) from disposal .....................................          324            --        (3,157)           --
                                                                      ----------    ----------    ----------    ----------
Net income (loss) .................................................   $    9,524    $  (15,167)   $      690    $  (53,545)
                                                                      ==========    ==========    ==========    ==========

Basic Income (Loss) Per Share:
  Income (loss) from continuing operations ........................   $     0.18    $    (0.15)   $     0.08    $    (0.47)
  Income (loss) from discontinued operations ......................         0.01         (0.16)        (0.06)        (0.61)
                                                                      ----------    ----------    ----------    ----------
  Net income (loss) ...............................................   $     0.19    $    (0.31)   $     0.02    $    (1.08)
                                                                      ==========    ==========    ==========    ==========
Diluted Income (Loss) Per Share:
  Income (loss) from continuing operations ........................   $     0.17    $    (0.15)   $     0.07    $    (0.47)
  Income (loss) from discontinued operations ......................         0.01         (0.16)        (0.06)        (0.61)
                                                                      ----------    ----------    ----------    ----------
  Net income (loss) ...............................................   $     0.18    $    (0.31)   $     0.01    $    (1.08)
                                                                      ==========    ==========    ==========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------    ----------
Net cash provided by (used in) continuing operations before
   reorganization expenses ......................................   $   30,441    $     (648)
Net cash used by reorganization expenses ........................       (1,001)           --
                                                                    ----------    ----------
Net cash provided by (used in) continuing operations (net
   of reorganization expenses) ..................................       29,440          (648)
Cash flows from investing activities:
   Purchases of property and equipment ..........................       (2,778)       (5,639)
   Proceeds from sales of businesses ............................       41,585            --
   Other ........................................................           60          (481)
                                                                    ----------    ----------
Net cash provided by (used in) investing activities .............       38,867        (6,120)
Cash flows from financing activities:
   Borrowings on line of credit .................................        1,500        43,000
   Repayment of debt ............................................      (55,376)       (6,065)
   Payments of debtor-in-possession financing costs
   (post-petition) ..............................................         (503)           --
   Cash distributions paid to minority interests ................         (850)         (825)
                                                                    ----------    ----------
Net cash provided by (used in) financing activities .............      (55,229)       36,110
                                                                    ----------    ----------
Net increase in cash from continuing operations .................   $   13,078    $   29,342
                                                                    ==========    ==========
Net cash used in discontinued operations ........................   $   (3,192)   $  (20,928)
                                                                    ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.  BUSINESS ACTIVITY AND BASIS OF PRESENTATION

    Business Activity. As of September 30, 2000, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company"), were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services. Other services offered by Coram include centralized management, administrative and clinical support for clinical research trials, medical informatics and non-intravenous home health products such as durable medical equipment and respiratory therapy services. Coram delivers its alternate site infusion therapy services through approximately 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. As of such date the Debtors are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of the company's other subsidiaries is a debtor in the proceeding. See Note 2 for further details.

    In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research and medical informatics business operated by its subsidiary, CTI Network, Inc. ("CTI"). Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See Note 6. Most of the company's alternate site infusion therapy net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

    Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services ("CPS") business, which provided pharmacy benefit management services as well as specialty mail-order prescription drugs for chronically ill patients from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. The pharmacy benefit management service provided on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. On July 31, 2000, Coram completed the sale of its CPS business to a management-led group financed by GTCR Golder Rauner, L.L.C. for a one-time payment of $41.3 million. See Note 4.

    Prior to January 1, 2000, the company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home health care providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for members covered under the Master Agreement, assumed certain financial risk for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement; however, the litigation was amicably resolved and the case was dismissed on April 20, 2000. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code, and the Resource Network Subsidiaries are being liquidated pursuant to such proceedings. See Notes 5 and 8.

    Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments pursuant to the adoption of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results for the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Chapter 11 bankruptcy proceedings involving the Debtors, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the proposed plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the proposed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of the proposed plan of reorganization, future profitable operations, the ability to comply with the terms of the company's filed financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 known as "Stark II" and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

    Reclassifications. Certain amounts in Coram's 1999 consolidated financial statements have been reclassified to exclude the discontinued operations of R-Net and to conform to the year 2000 presentation.

    Provision for Estimated Uncollectible Accounts. Notwithstanding the ongoing Chapter 11 bankruptcy proceedings, management believes the net carrying amount of accounts receivable is fairly stated and that the company has made adequate provision for uncollectible accounts based on all information available. No assurance can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past.

    Income (Loss) per Share. Basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. The following table sets forth the computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts):


                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               -----------------------    ------------------------
                                                                  2000         1999          2000          1999
                                                               ----------   ----------    ----------    ----------
Numerator for basic and diluted income (loss) per share
  Income (loss) from continuing operations .................   $    9,200   $   (7,210)   $    3,847    $  (23,264)
  Income (loss) from discontinued operations ...............          324       (7,957)       (3,157)      (30,281)
                                                               ----------   ----------    ----------    ----------
Net income (loss) ..........................................   $    9,524   $  (15,167)   $      690    $  (53,545)
                                                               ==========   ==========    ==========    ==========
Weighted average shares - denominator for basic
  Income (loss) per share ..................................       49,638       49,550        49,638        49,483
Effect of other dilutive securities:
  Stock options ............................................           --           --             1            --
  Warrants .................................................        3,136           --         3,187            --
  Series B Senior Subordinated Convertible Notes ...........           --           --            --            --
                                                               ----------   ----------    ----------    ----------
Denominator for diluted income (loss) per share - adjusted
  weighted average shares and assumed conversion ...........       52,774       49,550        52,826        49,483
                                                               ==========   ==========    ==========    ==========
Basic income (loss) per share:
  Income (loss) from continuing operations .................   $     0.18   $    (0.15)   $     0.08    $    (0.47)
  Income (loss) from discontinued operations ...............         0.01        (0.16)        (0.06)        (0.61)
                                                               ----------   ----------    ----------    ----------
  Net income (loss) ........................................   $     0.19   $    (0.31)   $     0.02    $    (1.08)
                                                               ==========   ==========    ==========    ==========
Diluted income (loss) per share:
  Income (loss) from continuing operations .................   $     0.17   $    (0.15)   $     0.07    $    (0.47)
  Income (loss) from discontinued operations ...............         0.01        (0.16)        (0.06)        (0.61)
                                                               ----------   ----------    ----------    ----------
  Net income (loss) ........................................   $     0.18   $    (0.31)   $     0.01    $    (1.08)
                                                               ==========   ==========    ==========    ==========

    Diluted loss per share computations for periods ended September 30, 1999 did not give effect to stock options, warrants or the Series B Senior Subordinated Convertible Notes because their effect would have been anti-dilutive.

    The company's equity structure is subject to significant modifications if the Debtors' joint plan of reorganization is approved in the form presented to the Bankruptcy Court. See Note 2.

    Derivatives and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. The FASB issued, in June 1999, Statement of Financial Accounting Standards Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133 ("Statement 137"), which amends Statement 133. Statement 137 defers adoption of Statement 133 to fiscal years beginning after June 15, 2000 and any interim periods during the year of adoption. At September 30, 2000, the company had not entered into any derivative or hedging transactions, and as such, the company does not believe that adoption of the new pronouncement will have an effect on the company's future financial position or operating results.

2.  REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

    Following the filing of the voluntary Chapter 11 petitions on August 8, 2000, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II, after December 31, 2000 and the pending maturity of the Series A Notes that was scheduled for May 27, 2001. The Debtors sought advice and counsel from a variety of sources, and the Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

    On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession ("DIP") financing arrangement (see Note 3 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000 and October 2000, the Bankruptcy Court approved payment of approximately $2.6 million for retention bonuses for certain key employees. The bonuses will be paid in two equal installments; (i) the later of the date of emergence from bankruptcy or December 31, 2000 and (ii) December 31, 2001. The company is ratably accruing monthly amounts pursuant to the provisions of the retention plan. Certain other motions filed by the Debtors have been granted and others are presently pending.

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

    On the same day as the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan was approved for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provides for: (i) a conversion of all of the CI obligations represented by the company's Series A and Series B Notes into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A and Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, if the Debtors' Restated Joint Plan were approved as filed, the existing stockholders of CHC would receive no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A and Series B Notes.

    Representatives of the company negotiated the principal aspects of the Joint Plan with representatives of the holders of the company's Series A and Series B Notes and Senior Credit Facility prior to the filing of such Joint Plan. The Restated Joint Plan of reorganization must be voted upon by the impaired creditors of the Debtors and approved by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied.

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that are entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders, but the holders of such claims and interested parties are deemed to reject the plan in any event. Ballots are due to be returned on November 21, 2000, and a confirmation hearing regarding the Restated Joint Plan is scheduled to be heard by the Bankruptcy Court on December 1, 2000. The company has learned that certain parties intend to object to the Restated Joint Plan. There can be no assurance that the Restated Joint Plan will be approved by the requisite number of claim holders, confirmed by the Bankruptcy Court or that it will be consummated. See Note 8.

    Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations as debtors-in-possession. These claims are reflected in the September 30, 2000 Condensed Consolidated Balance Sheet as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date resulting from the rejection of executory contracts, including certain leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claim. The Restated Joint Plan submitted by the Debtors addresses the amounts that would be paid to various classes of creditors, as described above. The principal categories and balances of Chapter 11 claims accrued in the Condensed Consolidated Balance Sheets and included in liabilities subject to compromise at September 30, 2000 are summarized as follows (in thousands):


Series A and Series B Notes and other long-term debt obligations .....   $    251,138
Accrued interest .....................................................         11,488
Liabilities of discontinued operations subject to compromise .........          4,178
Accrued merger and restructuring costs (primarily severance
  liabilities) .......................................................            554
Accounts payable .....................................................            227
Legal and professional liabilities ...................................            130
Other ................................................................            118
                                                                         ------------
  Total liabilities subject to compromise ............................   $    267,833
                                                                         ============

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities are subject to the Restated Joint Plan. The Restated Joint Plan is subject to a vote by the Debtors' impaired creditors and confirmation by the Bankruptcy Court as described above. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2000 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

    Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, United States Trustee fees and interest earned on cash accumulated related to the Debtors not paying their pre-petition liabilities and other expenditures incurred relating to the Chapter 11 proceeding. The principal components of reorganization expenses for the three and nine months ended September 30, 2000 are as follows (in thousands):

Legal, accounting and consulting fees .......   $    1,554
United States Trustee fees ..................           10
Interest income .............................          (69)
Other related expenses ......................          310
                                                ----------
  Total reorganization expenses, net ........   $    1,805
                                                ==========

3.  DEBTOR-IN-POSSESSION ("DIP") FINANCING AGREEMENT

    In connection with the Chapter 11 cases, effective August 30, 2000, CHC and CI entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. The agreement contemplates that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court issued an order approving the DIP Financing agreement.

    The DIP Financing agreement matures on the earlier of either confirmation of a plan of reorganization of the Debtors or August 15, 2001. The DIP Financing agreement provides for maximum borrowings equal to the product of: (i) 65% of Net Eligible Receivables, as defined in the underlying agreement, and (ii) 95%. Outstanding borrowings under the DIP Financing agreement bear interest at a rate of prime plus 2.0%, payable in arrears on the first business day of each month. The interest rate was 11.5% on October 31, 2000. The DIP Financing agreement is secured by the capital stock of the company's subsidiaries, as well as the accounts receivable and certain other assets held by the Debtors and their subsidiaries. Under the DIP Financing agreement, among other nominal fees, the company paid an upfront fee of 1% or $0.4 million in August 2000 and will be liable for commitment fees on the unused facility at a rate of 0.5% per annum, due monthly in arrears. The terms of the DIP Financing agreement contain certain customary representations, warranties and covenants, including certain financial covenants relating to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and capital expenditures, among others. The breach of such representations, warranties and covenants of the Debtors could result in the Debtors being unable to obtain advances under the DIP Financing agreement and possibly the exercise of certain remedies by the lender. As of November 20, 2000, no borrowings had been made under the DIP Financing agreement.

4.  SALE OF CPS AND OTHER BUSINESS

    On July 31, 2000, the company completed the sale of substantially all of the assets and assignment of certain related liabilities of the CPS business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers") for a one-time cash payment of approximately $41.3 million. The company's gain on the sale of the CPS business was approximately $18.1 million. The sale generated net cash proceeds of approximately $38.0 million after related expenses. These cash proceeds were applied to the remaining principal balance under CI's revolving line of credit of $28.5 million, and an additional $9.5 million was applied to the principal balance of the Series A Senior Subordinated Notes. See Note 7.

    Pursuant to a contingent consideration arrangement related to one of the company's operating subsidiaries, approximately $365,000 was recognized as incremental proceeds during the three months ended September 30, 2000. The contingency related to the operating activities of the subsidiary through June 30, 2000. Upon payment of the contingent consideration, substantially all conditions of the initial sale and purchase agreement have been satisfied.

5.  LOSS ON DISCONTINUED OPERATIONS

    In November 1999, following the filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram disclosed as Net Liabilities of Discontinued Operations in the Condensed Consolidated Financial Statements the excess of R-Net's liabilities over assets. Coram also reflected separately R-Net's operating results in the Condensed Consolidated Statements of Operations as Discontinued Operations.

    The Loss from Operations of Discontinued Operations of R-Net reflected in the company's Condensed Consolidated Statements of Operations includes the following (in thousands):

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
Net Revenue .................................   $       --   $   70,125
                                                ==========   ==========
Gross Deficit ...............................   $       --   $   (9,593)
                                                ==========   ==========
Loss from Operations of Discontinued
  Operations ................................   $       --   $  (30,281)
                                                ==========   ==========

    The Loss from Disposal of Discontinued Operations of approximately $3.2 million for the nine months ended September 30, 2000 included additional reserves for litigation and other wind-down costs, net of certain insurance recoveries.

    The components of the net liabilities of the discontinued operations included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             2000            1999
                                                                         ------------    ------------
Cash .................................................................   $      1,335    $      2,022
Accounts receivable, net .............................................             --              --
Other current assets .................................................             --              --
Property & equipment, net ............................................             --              --
Intercompany payable .................................................             (4)           (437)
Accounts payable .....................................................        (31,845)        (31,490)
Accrued expenses .....................................................         (3,968)         (4,613)
                                                                         ------------    ------------
Net liabilities of Discontinued Operations not subject to
  compromise under Debtors' Chapter 11 case ..........................        (34,482)        (34,518)
Net liabilities subject to compromise under Debtors'
  Chapter 11 case ....................................................          4,178              --
                                                                         ------------    ------------

Net liabilities of Discontinued Operations ...........................   $    (30,304)   $    (34,518)
                                                                         ============    ============


    As of September 30, 2000, approximately $31 million of accounts payable related to the discontinued operations was subject to compromise under the R-Net Chapter 11 proceedings.

6.  ACQUISITIONS AND RESTRUCTURING

    Acquisitions. Certain agreements, related to previously acquired businesses or interests therein, provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of September 30, 2000, the company may be required to pay, under such contingent obligations, approximately $1.3 million, which is subject to increase based on certain revenue or income targets. Subject to certain elections by the company or the sellers, approximately $0.7 million of these contingent obligations may be paid in cash. In the period these payments become probable, they are recorded as additional goodwill. Payments made during the nine months ended September 30, 2000 and 1999 were $0.1 million and $0.3 million, respectively. See Note 8 for further details concerning contingencies relative to contingent earn-out payments.

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

    During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged $4.8 million to operations as a restructuring cost. The Coram Restructure Plan may result in the closing of additional facilities and reduction of personnel. Personnel reduction costs of $2.5 million include severance payments, fringe benefits and taxes related to over 200 employees that have been or may be terminated in accordance with the Coram Restructure Plan. Facility closing costs include $2.3 million of rent, common area maintenance and utility costs, offset by sublease arrangements, as applicable, for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized as part of the restructuring. During the three months ended September 30, 2000, the company recorded a restructure reversal adjustment of approximately $1.0 million relating to the sale of CPS (See Note 4) and a restructure adjustment for severance of approximately $0.4 million.

    During July 1999, the company adopted a restructuring plan associated with the reorganization of the R-Net call center operations responsible for managing the Master Agreement with Aetna (the "R-Net Restructure Plan"). The R-Net Restructure Plan resulted in an initial charge to operations of $5.1 million. In November 1999, prior to the R-Net decision to file voluntary Chapter 11 bankruptcy petitions, the company evaluated the estimated cost to complete the R-Net Plan and revised the initial charge to $4.3 million, which consisted of accruals for restructuring of $2.8 million for facility costs and $0.6 million for personnel reduction costs, and a loss on impairment of assets charge for $0.9 million. As a result of the R-Net liquidation as described in Notes 1 and 5, these charges are included in the Loss from Discontinued Operations for the year-ended December 31, 1999 and the related restructuring accrual and impairment of fixed assets are reflected in the net liability of discontinued operations.

    Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the company has made total payments, disposals and reversals as follows (in thousands):


                                                                                                                BALANCES AT
                                                 THROUGH SEPTEMBER 30, 2000                                  SEPTEMBER 30, 2000
                                   ------------------------------------------------------                ---------------------------
                                      CASH         NON-CASH                  RESTRUCTURE   RESTRUCTURE   FUTURE CASH       TOTAL
                                   EXPENDITURES    CHARGES         TOTAL     ADJUSTMENTS    REVERSALS    EXPENDITURE      CHARGES
                                   ------------  ------------   ------------ ------------  ------------  ------------   ------------
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs ...... $     11,300  $         --   $     11,300 $         --  $         --  $         --   $     11,300
  Facility Reduction Costs .......        9,919         3,900         13,819           --           943         1,938         16,700
                                   ------------  ------------   ------------ ------------  ------------  ------------   ------------
     Total Restructuring Costs ... $     21,219  $      3,900   $     25,119 $         --  $        943  $      1,938   $     28,000
                                   ============  ============   ============ ============  ============  ============   ============

Coram Restructure Plan:
  Personnel Reduction Costs ...... $      2,072  $         --   $      2,072 $       (387) $         --  $        877   $      2,562
  Facility Reduction Costs .......          500            --            500        1,033            --           761          2,294
                                   ------------  ------------   ------------ ------------  ------------  ------------   ------------
     Total Restructuring Costs ... $      2,572  $         --   $      2,572 $        646  $         --  $      1,638   $      4,856
                                   ============  ============   ============ ============  ============  ============   ============

    The balance in the accrued merger and restructuring liability at September 30, 2000 consists of future cash expenditures related to the Caremark Business Consolidation Plan of $1.9 million and the Coram Restructure Plan of $1.6 million. The other accruals are for estimated expenditures for other closed facilities and personnel reduction costs.

    The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 56% through September 30, 2001, 18% through September 30, 2002, 10% through September 30, 2003, and 16% thereafter.

    As a result of the Chapter 11 filings under the United States Bankruptcy Code, approximately $0.6 million of the restructuring reserves, primarily personnel reduction costs, are classified as liabilities subject to compromise in the company's Condensed Consolidated Balance Sheets in accordance with SOP 90-7 (See Note 2).

7.  LONG-TERM DEBT

    Long-term debt is summarized as follows (in thousands):

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
DIP Financing Agreement (see Note 3) ............... $         --    $         --
Series A Senior Subordinated Unsecured Notes .......      158,923         166,825
Series B Senior  Subordinated  Convertible Notes ...       92,084          91,474
Senior Credit Facility .............................           --          44,000
Other obligations, including capital leases,
  at interest rates ranging from 11% to 13%,
  collateralized by certain property and
  equipment ........................................          424             753
                                                     ------------    ------------
                                                          251,431         303,052
Less:  long-term debt subject to compromise ........     (251,138)             --
Less:  current scheduled maturities ................         (267)           (390)
                                                     ------------    ------------
                                                     $         26    $    302,662
                                                     ============    ============

    As a result of the Chapter 11 filings, substantially all short and long-term debt at the filing date of August 8, 2000 was classified as liabilities subject to compromise in the company's Condensed Consolidated Balance Sheets in accordance with SOP 90-7. Under the Bankruptcy Code, actions against the company to collect prepetition indebtedness are subject to an automatic stay provision. As of the Chapter 11 petition date, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement") dated May 6, 1998 with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively known as the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") contemplated thereby and (ii) a Senior Credit Facility with Foothill Income Trust, L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively known as the "Lenders") and Foothill Capital Corporation as Agent. Under the credit and debt agreements, the company is precluded from paying cash dividends during the term of indebtedness. The voluntary Chapter 11 filings made by the Debtors have caused events of default to occur under these debt instruments. The company is no longer able to borrow under the Senior Credit Facility; however; effective August 30, 2000, the Debtors entered into the DIP Financing agreement. See Note 3.

    Securities Exchange Agreement. The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains certain customary covenants and events of default. At July 31, 2000, the company was in compliance with all of these covenants, other than covenants relating to certain contractual relationships its Coram Resource Network,

Inc. and Coram Independent Practice Association, Inc. subsidiaries had with certain parties that were contracted to provide services pursuant to the Master Agreement, effective May 1, 1998, with Aetna and to certain covenants relating to the capitalization of subsidiaries. The company has received waivers from its lenders regarding such noncompliance. In addition, the filing of the voluntary Chapter 11 bankruptcy petitions by Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. caused defaults under the Securities Exchange Agreement; however, such defaults were waived by the Lenders. In connection with such waivers and the waivers provided for certain matters of non-compliance with certain covenants set forth in the Senior Credit Facility, the company and the Holders entered into an amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A and Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A and Series B Notes resumed on such date. However, pursuant to the terms of the Securities Exchange Agreement, the company was, upon filing of the Chapter 11 cases, in default under the Securities Exchange Agreement.

    Series A Notes. The Series A Notes are scheduled to mature in May 2001 and bear interest at 11.5% per annum payable quarterly in arrears in cash or through the issuance of additional Series A Notes at the election of the company except that Holders can require the company to pay interest in cash if the company exceeds a certain interest coverage ratio. However, due to the filing of the Chapter 11 cases, no interest is being paid.

    Series B Notes. The Series B Notes are scheduled to mature in April 2008 and bear interest at the rate of 8% per annum, payable quarterly in arrears in cash or through the issuance of additional Series B Notes at the election of the company. The outstanding principal amount of Series B Notes are convertible into shares of the company's common stock at a price of $2.00 per share subject to customary anti-dilution adjustments, including adjustments for sale of common stock other than pursuant to existing obligations or employee benefit plans at a price below the conversion price prevailing at the time of such sale. Due to the filing of the Chapter 11 cases, no interest is being paid.

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

    In connection with the sale of CPS, effective July 31, 2000, the company applied $9.5 million of the net cash proceeds derived from the sale of the CPS business to prepay a portion the principal amount outstanding under the Series A Notes. The Holders of the Series A Notes waived the 103% prepayment premium thereby permitting the company to reduce the principal amount outstanding under the Series A Notes to approximately $158.9 million as of September 30, 2000.

    Senior Credit Facility. On August 20, 1998, the company entered into a definitive agreement for the Senior Credit Facility providing for availability of up to $60.0 million facility for acquisitions, working capital, letters of credit and other corporate purposes. On September 21, 2000, the company permanently reduced the commitment to $2.7 million in order to reduce the fees related to a commitment on which the company would not be able to borrow against. The availability is subject to certain borrowing base calculations as defined in the underlying agreement. The Senior Credit Facility matures February 26, 2001 and bears interest at the rate of prime plus 1.5%, payable in arrears on the first business day of each month. The interest rate was 11.0% at September 30, 2000. The Senior Credit Facility is secured by the capital stock of the company's subsidiaries, as well as the accounts receivable and certain other assets held by the company and its subsidiaries. Under the Senior Credit Facility, among other nominal fees, the company was required to pay an upfront fee of 1.0% or $0.6 million and was liable for commitment fees on the unused facility of 3/8 of 1.0% per annum, due quarterly in arrears. In addition, the terms of the Senior Credit Facility provided for the issuance of warrants to purchase up to 1.9 million shares of the company's common stock at $0.01 per share, subject to customary adjustments (the "1998 Warrants"). The 1998 Warrants were valued at their fair value at the date of issuance, and were accounted for as deferred costs amortized over the life of the Senior Credit Facility; however, contemporaneous with the permanent reduction of the commitment on September 21, 2000, the company wrote-off approximately $1.1 million of deferred debt issuance costs related to the Senior Credit Facility. The terms of the Senior Credit Facility also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. As of September 30, 2000, the Lenders had issued irrevocable letters of credit totaling $2.7 million. The terms of the Senior Credit Facility further provides for a fee of 1.0% per annum on the outstanding letter of credit obligations that is due in arrears on the first business day of each month. The terms of the Senior Credit Facility also provides for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. As of September 30, 2000, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The Senior Credit Facility contains certain other customary covenants and events of default. As discussed above, the company is no longer able to borrow under the Senior Credit Facility.

    In connection with the sale of CPS, effective July 31, 2000, the company reduced its outstanding borrowings on the Senior Credit Facility by $28.5 million, leaving only irrevocable letter of credit obligations totaling $2.7 million outstanding. In connection with the DIP Financing arrangement, the company has begun taking measures to terminate the Senior Credit Facility.

   Post-petition interest expense on pre-petition debt of approximately $3.4 million is considered an allowable Bankruptcy Court claim and was accrued at September 30, 2000. The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Chapter 11 proceeding if it is probable that it will be an allowed priority, secured or unsecured claim. However, the Debtors' Restated Joint Plan (Note 2), if approved, would effectively eliminate the post-petition interest on pre-petition borrowings.

8.  LITIGATION AND CONTINGENCIES

    Litigation. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000 with the United States Bankruptcy Court for the District of Delaware, In Re: Coram Healthcare Corporation and Coram, Inc., Case Nos. 00-3299 (MFW) and 00-3300 (MFW) (the "Chapter 11 Cases"). The proceedings have been consolidated for administrative purposes only by the United States Bankruptcy Court in Delaware and are being administered under the docket of In Re: Coram Healthcare Corporation, Case No. 00-3299 (MSW). None of the company's other subsidiaries is a debtor in the proceeding. See Note 2.

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

    On November 12, 1999, two subsidiaries of Coram, Inc., Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively, the "Resource Network Subsidiaries"), filed voluntary petitions under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to the proceeding. The Chief Restructuring Officer of the Resource Network Subsidiaries has threatened suit on behalf of the estates against CHC. The draft complaint included claims for damages against CHC and certain of its former and current officers and directors in excess of $41 million. The draft complaint included a threat to pierce the corporate veil of the Resource Network Subsidiaries to reach CHC and included claims of breaches by the officers and directors of their fiduciary duties to the Resource Network Subsidiaries and CHC. The company has received no notice that any such complaint has been filed or that any litigation will be pursued.

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtor's Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors have been engaged in discovery related to this motion which is scheduled for hearing in part on November 28, 2000 and in part on December 1, 2000. If granted, the Chapter 11 proceedings involving the Resource Network Subsidiaries and the Chapter 11 proceedings involving the Debtors would be combined such that the assets and liabilities of the Resource Network Subsidiaries would be joined with the assets and liabilities of CHC and CI, the liabilities of the combined entity would be satisfied from their combined funds and all intercompany claims would be eliminated. Furthermore, the creditors of both proceedings would vote on any reorganization plan for the combined entities. The outcome of this motion can not be predicted due to the uncertainties inherent in litigation, and the company can not predict with certainty what impact the granting of the substantive consolidation motion would have on the company or the timing or adoption of the Restated Joint Plan. The holders of the company's Series A and Series B Notes and Senior Credit Facilty have informed the company that they would withdraw their support for the Restated Joint Plan if the substantive consolidation motion is granted.

    On November 17, 2000, however, the Debtors reached a preliminary agreement to settle all claims with the Resource Network Subsidiaries and to have the substantive consolidation motion withdrawn. Subject to the approval of the Bankruptcy Courts, in the proceedings involving both the Debtors and the Resource Network Subsidiaries, there can be no assurance that the agreement between the Debtors and the Resource Network Subsidiaries will be approved. The Resource Network Subsidiaries have filed a proof of claim in the Debtors' case in excess of $41.0 million.

    A committee of persons claiming to own shares of the company's common stock (the "Equity Committee") have informed the company that they intend to object to the Restated Joint Plan contending that the company valuation upon which the Restated Joint Plan is premised is flawed. The company and the Equity Committee are involved in discovery regarding, among other things, the Equity Committee's contentions. Any objections to the Restated Joint Plan must be filed by November 21, 2000, and would be heard at the confirmation hearing in the Bankruptcy Court that is presently scheduled for December 1, 2000.

    The company cannot predict whether the objection of the Equity Committee will prevent confirmation of the Restated Joint Plan. Failure by the Bankruptcy Court to approve the Restated Joint Plan could have a material adverse effect om the company.

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

    On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that Coram breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company's subsidiary, Curaflex Health Services, Inc. ("Curaflex"), that originated from Curaflex's acquisition of the claimant's prescription services business in 1993. Coram and Curaflex operated the business under the name "Coram Prescription Services" ("CPS") and the assets of the CPS business were sold on July 31, 2000. See Note 4 for further details. TBOB alleges, among other things, that the company has impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $898,000. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that will be due from Coram and Curaflex in March 2001. CHC has received a copy of a letter from TBOB to the American Arbitration Association in which it is attempting to obtain the return of the filing fees that it has paid in connection with the filing of this action. The arbitration proceeding has been stayed by the Bankruptcy Code.

    On behalf of its subsidiary, T2 Medical, Inc., CHC is also contesting a notice of deficiency issued by the Internal Revenue Service through administrative proceedings and litigation. See Note 9 for further details.

    On November 8, 2000 a complaint was filed in the United States District Court for the Third District of New Jersey, Furst, et al. v. Feinberg, et al., Case No. 2:00cv05509. The complaint seeks class action status on behalf of those who sold CHC stock between August 8, 2000, the date of Coram's Bankruptcy filing, and November 8, 2000. Although Coram Healthcare Corporation and its subsidiaries are not named as defendants, the complaint names as defendants a number of current and former members of Coram's Management and Board of Directors as well as Coram's note holders. The complaint alleges, among others, claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 and the common law for misrepresenting the value of Coram common stock. The complaint seeks unspecified compensatory and punitive damages, attorney fees and various equitable relief.

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

    In addition, the company is aware of certain referring physicians that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. As of December 31, 1999, the company's stockholders' equity was below the required level, but average stockholders' equity over the prior three years was above the required level. As of September 30, 2000, the total stockholders' deficit was approximately $21.0 million, therefore, CHC would no longer qualify for such exception without a significant increase in stockholders' equity prior to December 31, 2000. The penalties for failure to comply with Stark II include civil penalties that could be imposed upon Coram or the referring physician regardless of whether either the physician or Coram intended to violate the law.

    Coram has been advised that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if Coram were to remain a company whose stock is publicly traded after December 31, 2000, Coram would be forced to cease accepting referrals of patients with government sponsored benefit programs or run a significant risk of non-compliance with Stark II. Because referrals of patients with government sponsored benefit programs comprise approximately 22% of the company's revenue (excluding CPS) for the nine months ended September 30, 2000, discontinuing the acceptance of patients with government sponsored benefit programs would have a material adverse effect on the financial condition and results of operations of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company has written to the Health Care Financing Administration ("HCFA") seeking a waiver from the provisions of Stark II through the date its Restated Joint Plan becomes effective. There can be no assurance that any such waiver would be provided or that HCFA has the authority to grant such a waiver.

9.  INCOME TAXES

    During the nine months ended September 30, 2000 and 1999, the company recorded income tax expense of approximately $0.3 million and $0.4 million, respectively. The effective income tax rates for the three and nine month periods ended September 30, 2000 and 1999 differ substantially from the expected combined federal and state statutory income tax rates as a result of the company providing a full valuation reserve against its deferred tax assets.

    As of September 30, 2000, deferred tax assets were net of a $169.7 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and to net operating loss carryforwards that are deductible against future taxable income.

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

10. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

    Management regularly evaluates the operating performance of the company by reviewing results on a product or service basis. The company's reportable segments are Infusion and CPS. Infusion is the company's base business, which derives its revenue primarily from alternate site infusion therapy. CPS, which was divested by the company on July 31, 2000, primarily provides specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment principally represents clinical trials and informatics services. R-Net, a discontinued operation, is no longer identified as a reportable segment. See Note 5.

    Management uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. For the three months and nine months ended September 30, 2000, corporate costs were allocated on a budgeted revenue basis. For the three months and the nine months ended September 30, 1999, EBITDA has been reclassified to conform to the 2000 presentation. For the three and nine months ended September 30, 2000, EBITDA excludes reorganization expenses. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets. The segment assets as of September 30, 1999 have been reclassified to conform to the 2000 measurement basis.

     Summary information by segment is as follows (in thousands):

                                                                                 AS OF AND FOR THE            AS OF AND FOR THE
                                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                                 2000          1999          2000         1999
                                                                              ----------    ----------    ----------   ----------
    INFUSION
    Revenue from external customers .......................................   $   94,106    $  109,434    $  304,070   $  323,469
    Intersegment revenue ..................................................          (53)        4,260         1,123       19,665
    Interest income .......................................................           18            15            67           60
    Equity  in net  income of  unconsolidated  joint ventures .............          322           193           711          194
    Segment EBITDA profit .................................................        5,246         5,996        23,646       17,203
    Segment assets ........................................................      104,791       143,256       104,791      143,256
    Segment asset expenditures ............................................          578         1,013         2,425        4,438
    CPS
    Revenue from external customers .......................................   $    8,354    $   22,644    $   61,377   $   62,310
    Intersegment revenue ..................................................           --           966            11        1,581
    Interest income .......................................................           10            --            13           --
    Equity  in net  income of  unconsolidated  joint ventures .............           --            --            --           --
    Segment EBITDA profit (loss) ..........................................       17,839        (1,529)       16,454       (1,671)
    Segment assets ........................................................           --        23,052            --       23,052
    Segment asset expenditures ............................................            6           628           230        1,697
    ALL OTHER
    Revenue from external customers .......................................   $      406    $      861    $    2,439   $    1,079
    Intersegment revenue ..................................................           --            --            --           --
    Interest income .......................................................            4            --             4           --
    Equity in net income of unconsolidated joint ventures .................           --            --            --           --
    Segment EBITDA profit (loss) ..........................................          142           179           385          (33)
    Segment assets ........................................................          285           293           285          293
    Segment asset expenditures ............................................           --            --            --           --

    A reconciliation of the company's segment revenue, segment EBITDA profit
(loss), segment assets and other significant items to the corresponding amounts in the Condensed Consolidated Financial Statements are as follows (in thousands):

                                                                             AS OF AND FOR THE           AS OF AND FOR THE
                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                         ------------------------    ------------------------
                                                                            2000          1999          2000          1999
                                                                         ----------    ----------    ----------    ----------
NET REVENUE
Total for reportable segments ........................................   $  102,407    $  137,304    $  366,581    $  407,025
Other revenue ........................................................          406           861         2,439         1,079
Elimination of intersegment revenue ..................................           53        (5,226)       (1,134)      (21,246)
                                                                         ----------    ----------    ----------    ----------
          Total consolidated revenue .................................   $  102,866    $  132,939    $  367,886    $  386,858
                                                                         ==========    ==========    ==========    ==========

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    REORGANIZATION EXPENSES, INCOME TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments ..........................   $   23,085    $    4,467    $   40,100    $   15,532
Other EBITDA profit (loss) ...........................................          142           179           385           (33)
Goodwill amortization expense ........................................       (2,562)       (2,711)       (7,670)       (8,159)
Depreciation and other amortization expense ..........................       (2,278)       (2,582)       (7,210)       (8,037)
Interest expense .....................................................       (6,866)       (8,110)      (20,313)      (22,193)
All other income (expense), net ......................................         (312)        1,848         1,076         1,184
                                                                         ----------    ----------    ----------    ----------
Income (loss) from continuing operations before reorganization
  expenses, income taxes and minority interests ......................   $   11,209    $   (6,909)   $    6,368    $  (21,706)
                                                                         ==========    ==========    ==========    ==========

ASSETS
Total assets for reportable segments .................................   $  104,791    $  166,308    $  104,791    $  166,308
Other assets .........................................................      239,548       261,860       239,548       261,860
                                                                         ----------    ----------    ----------    ----------
  Consolidated total assets ..........................................   $  344,339    $  428,168    $  344,339    $  428,168
                                                                         ==========    ==========    ==========    ==========

    For each of the years presented, the company's primary operations and assets were within the United States. The company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the company's operations.

    Sales to Aetna U.S. Healthcare ("Aetna") and its affiliated payers for the company's Infusion and CPS segments represented approximately 2% and 8% of the company's total net revenue from continuing operations for the three months ended September 30, 2000 and 1999, respectively, and 4% and 7%, respectively, for the nine months ended September 30, 2000 and 1999. The National Ancillary Services Agreement with Aetna applicable to the company's home infusion business was terminated effective April 12, 2000. The company and Aetna have agreed to use their good faith efforts to negotiate a new agreement for home infusion services. One such local agreement for home infusion services has been entered into by a Coram subsidiary and a local Aetna plan.

    The company's Infusion and CPS net revenue from Medicare and Medicaid programs represented approximately 21% and 20% of the company's total consolidated net revenue for the three months ended September 30, 2000 and 1999, and 20% for the nine months ended September 30, 2000 and 1999.

11. DEBTOR/NONDEBTOR FINANCIAL STATEMENTS

    In accordance with SOP 90-7, the Debtors are presenting a Condensed Consolidating Balance Sheet.

                                                                        DEBTORS     NON-DEBTORS  CONSOLIDATED
                                                                       ----------   -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ........................................   $   15,952    $      473   $   16,425
  Cash limited as to use ...........................................          185           607          792
  Accounts  receivable,  net of  allowances ........................           --        72,397       72,397
  Inventories ......................................................           --        12,643       12,643
  Deferred income taxes, net .......................................           --           476          476
  Other current assets .............................................        2,935         1,975        4,910
                                                                       ----------    ----------   ----------
          Total current assets .....................................       19,072        88,571      107,643
Property and equipment, net ........................................          501        16,349       16,850
Deferred income taxes, net .........................................           --         2,021        2,021
Other deferred costs ...............................................           66            --           66
Goodwill, net of accumulated amortization ..........................           --       204,735      204,735
Other assets .......................................................        4,441         8,583       13,024
                                                                       ----------    ----------   ----------
          Total assets .............................................   $   24,080    $  320,259   $  344,339
                                                                       ==========    ==========   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities not subject to
compromise:
  Accounts payable .................................................   $   10,372    $   10,987   $   21,359
  Accrued compensation .............................................       12,096         5,004       17,100
  Interest payable (see Note 2) ....................................           --            --           --
  Current maturities of long-term debt .............................           --           267          267
  Income taxes payable .............................................           23           536          559
  Deferred income taxes ............................................           --           288          288
  Accrued merger and restructuring costs ...........................        1,454         1,573        3,027
  Other accrued liabilities ........................................        6,645         2,280        8,925
                                                                       ----------    ----------   ----------
   Total current liabilities not subject to compromise .............       30,590        20,935       51,525
Liabilities subject to compromise (See Note 2) .....................      267,833            --      267,833
                                                                       ----------    ----------   ----------
Total current liabilities ..........................................      298,423        20,935      319,358
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ..........................           --            26           26
  Minority interests in consolidated joint ventures ................           --           911          911
  Other liabilities ................................................           --        12,529       12,529
  Deferred income taxes ............................................           --         2,209        2,209
Net liabilities of discontinued operations .........................           --        30,304       30,304
Commitments and contingencies ......................................           --            --           --
                                                                       ----------    ----------   ----------
          Total liabilities ........................................      298,423        66,914      365,337
Total stockholders' equity (deficit), including intercompany
  balances .........................................................     (274,343)      253,345      (20,998)
                                                                       ----------    ----------   ----------
          Total liabilities and stockholders' equity (deficit) .....   $   24,080    $  320,259   $  344,339
                                                                       ==========    ==========   ==========


    Since the date of the Chapter 11 filing on August 8, 2000, the Debtors have a combined net loss of approximately $10.8 million.

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

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Chapter 11 bankruptcy proceedings involving the Debtors, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further the proposed plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the proposed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of the proposed plan of reorganization, future profitable operations, the ability to comply with the terms of the company's filed financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 known as "Stark II" and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

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

    Meanwhile, Coram's R-Net subsidiaries are being liquidated and its CPS business has been sold. The liquidation of R-Net is taking place in the proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. In August 1999, Coram announced that it had hired an investment advisor to assist it in pursuing strategic alternatives for CPS. On July 31, 2000, the company sold its CPS business to CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. for a one-time cash payment of approximately $41.3 million. See Note 4 to the company's Condensed Consolidated Financial Statements.

    Reorganization. On August 8, 2000, CHC and its first tier wholly owned subsidiary, Coram, Inc. (collectively, the "Debtors"), filed voluntary petitions under Chapter 11 (the "Chapter 11 Cases") of the United States Bankruptcy Code. Accordingly, as of such date the Debtors are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for: (i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession ("DIP") Financing arrangement; and (iv) use of all company bank accounts for normal business operations. Certain other motions filed by the Debtors are presently pending. The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court, causing its subsidiaries to pay their own debt in the ordinary course of business. None of the company's other subsidiaries is a debtor in the proceeding. Even though the filing of the Chapter 11 Cases constituted defaults under the company's principal debt instruments, the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such resulting default without prior Bankruptcy Court approval. The Debtors have sought advice and counsel from a variety of sources and concluded that the bankruptcy and restructuring is the only viable alternative. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its need to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as Stark II, after December 31, 2000 and the pending maturity of the Series A Notes that was scheduled for May 27, 2001. See Notes 3, 7 and 8 to the company's Condensed Consolidated Financial Statements.

    On the same day as the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan was approved for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provides for: (i) a conversion of all of the CI obligations represented by the company's Series A and Series B Notes into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A and Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, if the Debtors' Restated Joint Plan were approved as filed, the existing stockholders of CHC would receive no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A and Series B Notes.

    Representatives of the company negotiated the principal aspects of the plan with representatives of the holders of the company's Series A and Series B Notes and Senior Credit Facility prior to the filing of such plan. The Restated Joint Plan must be voted upon by the impaired creditors of the Debtors and approved by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied.

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that are entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders, but the holders of such claims and interested parties are deemed to reject the plan in any event. Ballots are due to be returned on November 21, 2000, and a confirmation hearing regarding the Restated Joint Plan is scheduled to be heard by the Bankruptcy Court on December 1, 2000. There can be no assurance that the Restated Joint Plan will be approved by the requisite number of claim holders, confirmed by the Bankruptcy Court or that it will be consummated. See Notes 2 and 8 to the company's Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999 (IN MILLIONS, EXCEPT PER SHARE DATA):

    Discontinued Operations. As discussed in Note 5 to the company's Condensed Consolidated Financial Statements, the company reclassified prior year results for the discontinuance of R-Net operations in 1999. Had R-Net's operations been included in the continuing operations, the following would have been contributed to Coram's operations (in millions):

                                    THREE MONTHS ENDED
                                      SEPTEMBER 30,
                                 -----------------------
                                    2000         1999
                                 ----------   ----------
Net revenue ..................   $       --   $     10.3
Gross profit .................   $       --   $      2.4
Operating loss ...............   $       --   $     (8.0)

    The following discussion of Coram's financial condition and results of operations during 2000 and 1999 excludes the discontinued operations for R-Net.

    Net Revenue. Net revenue decreased $30.0 million or 22.6%, to $102.9 million in the three months ended September 30, 2000 from $132.9 million in the three months ended September 30, 1999. The net decrease is primarily due to (i) a decrease in CPS net revenue as a result of the sale of the CPS business on July 31, 2000, (ii) a decrease in the infusion net revenue due, in part, to the termination of the National Ancillary Services Agreement with Aetna and (iii) corporate initiatives to focus on core therapies.

    Gross Profit. Gross profit decreased $3.4 million to $27.2 million or a gross margin of 26.4% in the three months ended September 30, 2000 from $30.6 million or a gross margin of 23.0% in the three months ended September 30, 1999. The gross margin percentage increased primarily from favorable product/therapy mix and certain cost reduction programs implemented in December 1999. The components of gross profit are as follows:


                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                 -----------------------
                                    2000         1999
                                 ----------   ----------
Infusion .....................   $   25,877   $   26,987
CPS ..........................          935        3,102
CTI ..........................          387          480
                                 ----------   ----------
Total gross profit ...........   $   27,199   $   30,569
                                 ==========   ==========

    Selling, General and Administrative ("SG&A") Expenses. SG&A decreased $1.4 million or 6.0% to $22.1 million in the three months ended September 30, 2000 from $23.5 million in the three months ended September 30, 1999. Expenses decreased primarily due to the sale of CPS effective July 31, 2000.

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $3.4 million or 3.3% of net revenue for the three months ended September 30, 2000 compared to $3.7 million or 2.8% of net revenue for the three months ended September 30, 1999. As the company's cash collection efforts have increased in 2000, bad debt write-offs are more readily identified and charged against earnings.

    Operating Income. The company had an operating loss of $0.8 million during the three months ended September 30, 2000 compared to an operating income of $0.6 million during the three months ended September 30, 1999. The decrease in operating income is due primarily to the decrease in gross profit, offset in part by the net decrease in SG&A expenses.

    Interest Expense. Interest expense decreased $1.2 million to $6.9 million in the three months ended September 30, 2000 from $8.1 million in the three months ended September 30, 1999. The decrease is primarily due to (i) the forbearance of interest on the Series A and Series B Notes which resulted in a lower effective interest rate for book purposes in 2000 and (ii) the reduced outstanding borrowings on the Senior Credit Facility and the Series A Notes as a result of the application of the proceeds from the sale of the CPS business on July 31, 2000. See Notes 2 and 7 to the company's Condensed Consolidated Financial Statements for further details.

    Gains on Sales of Businesses. During the three months ended September 30, 2000, the company recorded gains on sales of businesses of $18.5 million consisting primarily of the gain on sale of the CPS business and an earnout payment relating to one of the company's operating subsidiaries. See Note 4 to the company's Condensed Consolidated Financial Statements for further details.

    Reorganization Expenses, Net. During the three months ended September 30, 2000, the company recorded reorganization expenses of $1.8 million consisting of costs related to the bankruptcy filing and financial reorganization. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

    Income Tax Expense. See Note 9 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

    Loss from Discontinued Operations. During December 1999, as a result of the bankruptcy proceeding involving the Resource Network Subsidiaries, Coram classified the operating losses of this business for all periods presented to discontinued operations. The loss for the three months ended September 30, 1999 for the R-Net business was primarily related to the Aetna Master Agreement that was terminated in 1999. The $0.3 million income from Disposal of Discontinued Operations of the segment for the three months ended September 30, 2000 principally relates to the proceeds from certain insurance recoveries. See Note 5 to the company's Condensed Consolidated Financial Statements for further details.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN MILLIONS, EXCEPT PER SHARE DATA):

    Discontinued Operations. As discussed in Note 5 to the company's Condensed Consolidated Financial Statements, the company reclassified prior year results for the discontinuance of R-Net operations in 1999. Had R-Net's operations been included in the continuing operations, the following would have been contributed to Coram's operations (in millions):

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                      -----------------------
                                         2000         1999
                                      ----------   ----------
Net revenue .......................   $       --   $     70.1
Gross deficit .....................   $       --   $     (9.6)
Operating loss ....................   $       --   $    (30.3)

    The following discussion of Coram's financial condition and results of operations during 2000 and 1999 excludes the discontinued operations for R-Net.

    Net Revenue. Net revenue decreased $19.0 million or 4.9% to $367.9 million in the nine months ended September 30, 2000 from $386.9 million in the nine months ended September 30, 1999. The decrease is primarily due to (i) a decrease in infusion net revenue due to the termination of its national Ancillary Services Agreement with Aetna, (ii) a decrease in net revenue from the CPS business as a result of the sale of the CPS business on July 31, 2000 and (iii) corporate initiatives to focus on core therapies.

    Gross Profit. Gross profit increased $8.9 million to $95.5 million or a gross margin of 26.0% in the nine months ended September 30, 2000 from $86.6 million or a gross margin of 22.4% in the nine months ended September 30, 1999. The gross margin percentage increased primarily from favorable product/therapy mix, increased high margin CTI business and certain cost reduction programs implemented in December 1999. The components of gross profit are as follows:

                                         NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                      -----------------------
                                         2000         1999
                                      ----------   ----------
Infusion ..........................   $   86,023   $   77,418
CPS ...............................        8,060        8,551
CTI ...............................        1,412          649
                                      ----------   ----------
Total gross profit ................   $   95,495   $   86,618
                                      ==========   ==========


    Selling, General and Administrative ("SG&A") Expenses. SG&A increased $4.5 million or 6.8% to $70.6 million in the nine months ended September 30, 2000 from $66.1 million in the nine months ended September 30, 1999. Expenses increased primarily due to an increase in the incentive compensation plan for 2000, offset, in part, by certain cost reduction programs implemented in December 1999 and the divestiture of CPS on July 31, 2000. Additionally, 1999 was favorably impacted by a recovery of a note receivable of approximately $1.8 million and other legal recoveries.

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $10.1 million or 2.8% of net revenue in the nine months ended September 30, 2000 compared to $11.9 million or 3.1% of net revenue in the nine months ended September 30, 1999. The percentage decrease is due primarily to the company's increased collection efforts and certain recoveries of amounts previously deemed to be uncollectible.

    Restructuring Costs, Net. During the first quarter of 1999, the company recorded approximately $1.0 million of charges relating to reorganization of the company's management structure. See Note 6 to the company's Condensed Consolidated Financial Statements for further details.

    Operating Income. The company had operating income of $7.0 million during the nine months ended September 30, 2000 compared to a loss of $0.5 million during the nine months ended September 30, 1999. The increase in operating income is due primarily to the increase in gross profit and a reduction in goodwill amortization, offset in part by the net increase in SG&A expenses.

    Interest Expense. Interest expense decreased $1.9 million to $20.3 million in the nine months ended September 30, 2000 from $22.2 million in the nine months ended September 30, 1999. The decrease is primarily due to (i) the forbearance of interest on the Series A and Series B Notes which resulted in a lower effective interest rate for book purposes in 2000 and (ii) the reduced outstanding borrowings on the Senior Credit Facility and the Series A Notes as a result of the application of the proceeds from the sale of the CPS business on July 31, 2000. See Notes 2 and 7 to the company's Condensed Consolidated Financial Statements for further details.

    Gains on Sales of Businesses. During the nine months ended September 30, 2000, the company recorded gains on sales of businesses of $18.5 million consisting primarily of the gain on sale of the CPS business and an earnout payment relating to one of the company's operating subsidiaries. See Note 4 to the company's Condensed Consolidated Financial Statements for further details.

    Reorganization Expenses, Net. During the nine months ended September 30, 2000, the company recorded reorganization expenses of $1.8 million consisting of costs related to the bankruptcy filing and financial reorganization. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

    Income Tax Expense. See Note 9 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

    Minority Interests in Net Income of Consolidated Joint Ventures. Minority interests in net income of consolidated joint ventures decreased $0.7 million to $0.5 million in the nine months ended September 30, 2000 from $1.2 million in the nine months ended September 30, 1999. The reduction was primarily due to reduced profitability of joint venture entities, the closure of certain joint ventures and the start-up losses incurred with the commencement of operations at new joint ventures.

    Loss from Discontinued Operations. During December 1999, as a result of the bankruptcy proceeding pending against the Resource Network Subsidiaries, Coram classified the operating losses of this business for all periods presented to discontinued operations. The loss for the nine months ended September 30, 1999 for the R-Net business was primarily related to the Aetna Master Agreement that was terminated in 1999. The $3.2 million Loss from Disposal of Discontinued Operations of the segment for the nine months ended September 30, 2000 includes additional reserves for litigation and miscellaneous wind-down costs, net of certain insurance recoveries. See Note 5 to the company's Condensed Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

    The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000. As of such date, the Debtors are operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The filings have caused events of default to occur under the Senior Credit Facility and the Securities Exchange Agreement under which the Series A and Series B Notes have been issued. Although the filing of the Chapter 11 cases constituted defaults under the company's principal debt instruments, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval.

    On September 21, 2000, the company permanently reduced the Senior Credit Facility commitment to $2.7 million in order to reduce its banking fees but continue to provide for $2.7 million of irrevocable letters of credit. At November 14, 2000, the company had no other amounts outstanding under the Senior Credit Facility and the aforementioned events of default prohibit the company from making additional borrowings thereunder. The Series A and Series B Notes, including any related accrued interest thereunder, are subject to the Debtors joint plan of reorganization. During the pendency of the Chapter 11 Bankruptcy proceedings, the Debtors are not permitted to pay post-petition interest on pre-petition indebtedness. See Notes 2 and 7 to the company's Condensed Consolidated Financial statements for further details. The Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P., as of August 30, 2000. The agreement provides that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operation of their businesses and the business of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP Agreement. See Note 3 to the company's Condensed Consolidated Financial Statements for further details. As of November 14, 2000, no amounts were outstanding under the DIP Financing Agreement; however, pursuant to the terms and conditions of the DIP agreement, approximately $33.1 million of financing would be available to the Debtors on such date.

    Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Debtors. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. The Debtors filed a joint plan of reorganization with the Bankruptcy Court on August 8, 2000. Subsequently, the Debtors filed an Amended and Restated Joint Plan of Reorganization and First Amended Disclosure Statement with respect to the plan (the "Disclosure Statement"). The Disclosure Statement was approved by the Bankruptcy Court on October 10, 2000. The Restated Joint Plan described in the Disclosure Statement addresses the amounts that would be paid to various classes of creditors. See "Background -- Reorganization."

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities are subject to the Restated Joint Plan. The Restated Joint Plan is subject to a vote by the Debtors' impaired creditors and confirmation by the Bankruptcy Court and, accordingly, is not presently determinable. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2000 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

    Coram uses cash generated from operations and cash available under its DIP financing arrangement to fund its working capital requirements and operations. Coram's working capital deficit as of September 30, 2000 was $211.7 million as compared with net working capital of $73.0 million at December 31, 1999. Changes in current assets related to (i) an increase in cash and cash equivalents of $9.9 million, (ii) a decrease in inventories of $10.3 million, (iii) a decrease in accounts receivable of $35.0 million and (iv) a decrease in other current assets of 0.7 million. Total current liabilities increased primarily due to (i) the reclassification of Series A and Series B Senior Subordinated Notes of $158.9 million and $92.1 million, respectively, to current liabilities subject to compromise and (ii) an increase in interest payable of $6.4 million.

    As of September 30, 2000, the company did not have any material commitments for capital expenditures.

    Coram and its subsidiary, T2 Medical, Inc. are in a dispute with the Internal Revenue Service regarding certain tax refunds previously received. Should it not prevail in the majority of the issues in dispute, Coram would need to access funds to address the alleged deficiency of approximately $12.7 million plus interest and penalties as determined. Furthermore, Coram cannot predict the outcome of the R-Net bankruptcy proceeding, the substantive consolidation motion filed by the Resource Network Subsidiaries in the Debtors' Chapter 11 proceedings or the challenge to the Restated Joint Plan by certain company stockholders in the Debtors' Chapter 11 proceedings. An outcome unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 8 and 9 to the company's Condensed Consolidated Financial Statements.

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Chapter 11 bankruptcy proceedings involving the Debtors, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the proposed plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the proposed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of the proposed plan of reorganization, future profitable operations, the ability to comply with the terms of the company's filed financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 known as "Stark II" and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

RISK FACTORS

    Confirmation and consummation of the Debtors' Restated Joint Plan would result in complete elimination of CHC's equity interests.

    On the same day as the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan was approved for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provides for: (i) a conversion of all of the CI obligations represented by the company's Series A and Series B Notes into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A and Series B Notes and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan, and the stock of CHC would no longer be publicly traded. Therefore, if the Debtors' Restated Joint Plan were approved as filed, the existing stockholders of CHC would receive no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A and Series B Notes.

    Representatives of the company negotiated the principal aspects of the plan with representatives of the holders of the company's Series A and Series B Notes and Senior Credit Facility prior to the filing of such plan. The Restated Joint Plan must be voted upon by the impaired creditors of the Debtors and approved by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied.

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that are entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders, but the holders of such claims and interested parties are deemed to reject the plan in any event. Ballots are due to be returned on November 21, 2000, and a confirmation hearing regarding the Restated Joint Plan is scheduled to be heard by the Bankruptcy Court on December 1, 2000. The R-Net Subsidiaries have filed a motion for substantive consolidation in the Debtors' Chapter 11 proceedings that would, if granted, cause the proceedings involving the Debtors and the proceedings involving the R-Net Subsidiaries to be combined. This motion is scheduled for hearing before the Bankruptcy Court in part on November 28, 2000 and in part on December 1, 2000. A committee claiming to own shares of the company's common stock (the "Equity Committee") has also informed the company of its intent to object to the Restated Joint Plan and it is also opposing confirmation of the Restated Joint Plan claiming, in part, that the Restated Joint Plan is premised upon a valuation of the company that is flawed.

    On November 17, 2000, the Debtors reached a preliminary agreement to settle all claims with the Resource Network Subsidiaries and to have the substantive consolidation motion withdrawn. Subject to the approval of the Bankruptcy Courts, in the proceedings involving both the Debtors and the Resource Network Subsidiaries. There can be no assurance that the agreement between the Debtors and the Resource Network Subsidiaries will be approved. There can be no assurance that the Restated Joint Plan will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. See
Note 8 to the company's Condensed Consolidated Financial Statements.

    Coram's reimbursement rates may be adversely impacted by recent regulatory action.

    Approximately thirty state Medicaid programs have adopted regulations or other policies whereby they will begin applying a new average wholesale price list to certain drugs furnished to Medicaid beneficiaries for services rendered on or after May 1, 2000. Other states are expected to adopt similar regulations or policies. The new average wholesale price lists would drastically reduce the amounts that the Medicaid programs would reimburse pharmacy providers such as the company for their services. The drugs and services scheduled for the rate reduction include many drug therapies commonly received by patients of Coram. During the nine months ended September 30, 2000, the amount of revenue the company derived from services rendered to Medicaid beneficiaries was approximately $24.8 million or 7% of the company's overall net revenue. The company cannot predict what impact such rate reductions will have on the company's results of operations or financial condition.

    The Medicare program and most private payer organizations with which the company does business also reimburse the company for its services using a formula that incorporates the average wholesale price of the drug delivered. If the Medicare program and/or private payer organizations adopt the Medicaid average wholesale price lists, the company cannot provide any assurance that its results of operations and financial condition will not be materially adversely impacted.

    For a discussion of other risks that have or may impact the company, readers are instructed to review the discussion under the heading "Risk Factors" which appears in Item 2 of the company's Quarterly Report on Securities and Exchange Commission ("Commission") Form 10-Q for the periods ended March 31, 2000 and June 30, 2000 and Item 7 of the company's Annual Report on Commission Form 10-K for the year ended December 31, 1999.

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

    As of September 30, 2000, the company had outstanding long-term debt of $251.4 million of which $158.9 of this outstanding debt was scheduled to mature in May 2001 and bears interest at 11.5% per annum and $92.1 of the outstanding debt was scheduled to mature in April 2008 and bears interest at the rate of 8% per annum. Both of the aforementioned debt obligations are in default due to the Debtors' bankruptcy proceedings and, in connection therewith, the balances thereunder are deemed to be current and subject to compromise. The company also has a Senior Credit Facility which provides for the availability of up to $2.7 million; however, such amount is not generally available to the company for any purpose other than certain currently outstanding irrevocable letters of credit. See Note 7 to the company's Condensed Consolidated Financial Statements for discussion of fees and interest charges related to outstanding and unused letter of credit obligations under the Senior Credit Facility. Effective August 30, 2000, the Debtors executed a secured debtor-in-possession financing agreement that bears interest at a rate of prime plus 2.0%; however, through November 14, 2000, no amounts have been borrowed thereunder. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with any future borrowings by the company. The company does not hedge against interest rate changes.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Descriptions of the material legal proceedings to which the company is a party are set forth in Note 8 to the company's Condensed Consolidated Financial Statements.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company's principal debt agreements are set forth in
Note 7 to the company's Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits
                          EXHIBIT
                          NUMBER                DESCRIPTION
                          ------                -----------
                            27             Financial Data Schedule

    (B) Reports on Form 8-K.

On October 11, 2000, Coram Healthcare Corporation filed a report on Form 8-K announcing the approval by the United States Bankruptcy Court of the Debtor-in-Possession financing agreement with Madeleine L.L.C.

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

                                          CORAM HEALTHCARE CORPORATION

                                          By:   /s/ SCOTT R. DANITZ
                                              ----------------------------------
                                                       Scott R. Danitz
                                              Senior Vice President, Finance and
                                                   Chief Accounting Officer

November 20, 2000

                                INDEX TO EXHIBITS


     EXHIBIT
     NUMBER              DESCRIPTION
     ------              -----------
       27                Financial Data Schedule