Form 10-K
period 2000-12-31
CORAM HEALTHCARE CORP
filed 2001-04-17
CIK 924174

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                             NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                  WHICH REGISTERED
            -------------------                  ----------------
Common Stock ($.001 par value per share)         Over the Counter
                                                  Bulletin Board

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No | |

      As of April 2, 2001, there were outstanding 49,638,452 shares of the registrant's common stock, which is the only class of voting stock of the registrant outstanding. As of such date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant based on the closing price for the common stock on the Over the Counter Bulletin Board on April 2, 2001, was approximately $11.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

STATEMENT ON FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that are based on the beliefs of the management of Coram, as well as, assumptions made by and information currently available to the management of Coram. Coram's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the uncertainties related to the ongoing bankruptcy proceedings of Coram Healthcare Corporation and Coram, Inc., including actions taken by parties who may be adverse to management's plan of reorganization; Coram's ability to maintain continued compliance with the provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"); Coram's lack of profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's significant level of outstanding indebtedness; the company's need to obtain additional financing or equity; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; the company's dependence upon the prices paid by third-party payers for the company's services; uncertainties associated with the changes in state and federal regulations and the impact on healthcare services businesses, as well as, enhanced regulatory oversight of the healthcare industry; and certain other factors, all of which are described in greater detail in this report in Item 7 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

      LINES OF BUSINESS. During 2000, Coram was engaged primarily in two principal lines of business consisting of alternate site (outside the hospital) infusion therapy and related services (including non-intravenous home health products such as durable medical equipment and respiratory therapy services) and pharmacy benefit management and specialty mail-order pharmacy services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials.

      In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its wholly-owned subsidiary, CTI Network, Inc. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Accordingly, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated (see Note 6 to the company's Consolidated Financial Statements). Additionally, the company's pharmacy benefit management and specialty mail-order pharmacy services businesses were sold during the year ended December 31, 2000 (see Note 5 to the company's Consolidated Financial Statements). Most of the company's alternate site infusion therapy net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers. Management's objective is to continue to provide services that consistently achieve desired clinical outcomes and maintain Coram's consistent high level of patient satisfaction while focusing on disciplined enhancements to the service model. By establishing best demonstrated practice benchmarks for nursing, pharmacy and clinical operations personnel, cost reductions have been achieved while simultaneously improving the quality and consistency of care. Furthermore, management throughout Coram is continuing to concentrate on reimbursement for services rendered by emphasizing improved billing procedures, documentation and cash collections methods, continued assessment of systems support for reimbursement and concentration of Coram's expertise and managerial resources into certain reimbursement locations.

      Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services ("CPS") business, which provided services and mail-order prescription drugs for chronically ill patients from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. The pharmacy benefit management service provided on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. In connection with Coram's repositioned business focus, on July 31, 2000 the company completed the sale of CPS to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc., which are newly formed affiliates of GTCR Golder Rauner, L.L.C. and are led by certain members of the former CPS management team. See Note 5 to the company's Consolidated Financial Statements.

      Prior to January 1, 2000, the company provided ancillary network management services through its wholly-owned subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for members covered under the Master Agreement. The company also assumed certain financial risks for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement; however, the litigation was amicably resolved and the case was dismissed on April 20, 2000. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the United States Bankruptcy Code. The Resource Network Subsidiaries are being liquidated pursuant to such proceedings. See Note 4 to the company's Consolidated Financial Statements.

      While management believes the implementation of its overall business strategy has improved operating performance throughout the company, no assurances can be given as to its ultimate success. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Coram's reportable segments over the last three fiscal years have been alternate site infusion therapy and related services (including non-intravenous home health products such as durable medical equipment and respiratory therapy services), ancillary network management services, mail order pharmacy and pharmacy benefit management services, and other services, consisting primarily of centralized management, administration and clinical support for clinical research trials. The Resource Network Subsidiaries managed networks of home healthcare providers on behalf of managed care plans and other payers. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. The Resource Network Subsidiaries are being liquidated in the Chapter 11 proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. See Note 4 to the company's Consolidated Financial Statements. Mail order pharmacy and pharmacy benefit management services were provided by the CPS business, which was discontinued effective July 31, 2000 following its disposition. See Note 5 to the company's Consolidated Financial Statements.

COMPANY HISTORY; RECENT EVENTS

      Coram was formed on July 8, 1994 as a result of a merger by and among T(2) Medical, Inc., Curaflex Health Services, Inc., Medisys, Inc., and HealthInfusion, Inc., each of which was a publicly-held national or regional provider of home infusion therapy and related services. Each of these companies became and is now an indirect, wholly-owned subsidiary of CHC. The merger was accounted for as a pooling of interests.

      Coram made a number of acquisitions since operations commenced, the most significant of which was the acquisition of certain assets of the home infusion business of Caremark, Inc., a wholly-owned subsidiary of Caremark International, Inc., effective April 1, 1995. In addition, Coram acquired H.M.S.S., Inc., a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. As a result of these acquisitions, Coram became a leading provider of alternate site infusion therapy services in the United States based on geographic service area and total revenue.

      In April 1998, the company signed the Aetna Master Agreement, which became effective July 1, 1998. Under the Master Agreement, which was expected to last five years, the Resource Network Subsidiaries managed and provided home healthcare services for over two million Aetna enrollees in eight states for a stated monthly fee per enrollee. The Resource Network Subsidiaries began serving Aetna enrollees under the Master Agreement on or about July 1, 1998. The Resource Network Subsidiaries provided a notice of termination of the Master Agreement effective June 30, 1999, and Aetna terminated the company's National Ancillary Services Agreement, which covered infusion services provided by the company's branch locations, effective April 12, 2000. Subsequently, the disputes with Aetna were resolved amicably between the parties on April 20, 2000 and the company and Aetna have agreed to use good faith efforts to negotiate a new agreement for home infusion services. See Item 3. "Legal Proceedings" and Note 13 to the company's Consolidated Financial Statements for more information regarding this matter.

      On July 31, 2000, Coram completed the sale of CPS to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc. See Note 5 to the company's Consolidated Financial Statements.

      CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. As of such date, the Debtors are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of the company's other subsidiaries is a debtor in the proceeding. See Note 3 to the company's Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

DELIVERY OF ALTERNATE SITE INFUSION SERVICES

      GENERAL. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada. Additionally, Coram delivers alternate site infusion therapy services through joint venture and partnership agreements at several other geographic locations. Infusion therapy involves the intravenous administration of nutrition, anti-infective therapy, intravenous immunoglobulin ("IVIG"), blood factor therapies, pain management, chemotherapy and other therapies.

      Infusion patients are primarily referred to Coram following the diagnosis of a specific disease or upon discharge from a hospital. The treating physician generally will determine whether the patient is a candidate for home infusion treatment. Typically, a hospital discharge planner, the patient's physician and a managed care payer will recommend or determine the infusion company to which a patient is referred even though the patient ultimately has the freedom to choose his or her own service provider. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs requires patient training, specialized equipment and clinical monitoring by skilled nurses and pharmacists. Most therapies require either a gravity-based flow control device or an electro-mechanical pump to administer the drugs. Some therapies are administered continuously; however, most are given for prescribed intermittent periods of time. Coram nurses and pharmacists work with the patient's physician to monitor and assess the patient's condition and update the therapy as necessary. The duration of the patient's treatment may last from as little as a few days to as long as the patient's entire life.

      BRANCH FACILITIES. The delivery of infusion services is coordinated through local or regional infusion branches, or related satellite locations. A typical full service branch provides the following functions:

      (i)    patient intake and admission;

      (ii) sterile product preparation by pharmacists and pharmacy technicians;

      (iii)  clinical pharmacy services;

      (iv)   clinical nursing services;

      (v)    collaborative clinical monitoring and disease management;

      (vi) materials management, including drug and supply inventory and delivery;

      (vii)  billing, collections and benefit verification;

      (viii) marketing to local referral sources, including doctors, hospitals and payers; and

      (ix)   general management.

      A typical full service branch has a fully equipped infusion pharmacy, offices for clinical and administrative personnel and a storage warehouse. It also employs a branch manager, licensed pharmacists, pharmacy technicians, registered nurses, dietitians, and sales and administrative personnel. Such a branch also serves the market area in which it is located, generally within a two-hour driving radius of the patients served, as well as, outlying locations where it can arrange appropriate nursing services. Smaller satellite locations contain limited supplies and pharmacy operations and are used as support centers to respond to patient needs in specific geographical areas. Coram's full service branches and satellite locations are leased and range from 125 to 32,000 square feet of office space, primarily in suburban office parks, often in close proximity to major medical facilities.

      IN-HOME PATIENT CARE. Before accepting a patient for home infusion treatment, the staff at the local branch works closely with the patient's physician or clinician and hospital personnel in order to assess the patient's suitability for home care. This assessment process includes, among other things, an assessment of the patient's physical and emotional status as well as an assessment of certain social factors such as the safety and cleanliness of the home environment and the availability of family members or others to assist in the administration of the patient's therapy, if necessary. Patient review also includes a verification of the patient's eligibility based upon established admission criteria and the patient's benefits package available from his or her insurance carrier, managed care provider or governmental payer.

      When a patient's suitability for home care has been confirmed, the patient and the patient's designated carepartner receive training and education concerning the therapy to be administered, including the proper infusion technique and the care and use of intravenous devices and other equipment used in connection with the therapy. The patient and the patient's carepartner are also trained to monitor the patient's response to the therapy in order to identify changes of which the healthcare team should be notified. The initial patient assessment and training are generally performed by nurses employed by or overseen by Coram.

      Prior to the patient receiving treatment services from Coram, the treating physician develops the patient's plan of treatment and communicates it to the local branch's clinical support team, including its nurses and pharmacists. The team develops a plan of care and works with the treating physician and the payer case manager, if applicable, to provide care and to monitor the patient's progress and responses to treatment. The Coram pharmacist speaks with the patient or carepartner prior to dispensing the prescribed therapy and performs a prospective review of the patient's condition and medical history. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician and the payer case manager with reports on the patient's condition, creating an information flow that allows the treating physician to actively manage the patient's treatment. The treating physician always directs the patient's care, including changing the plan of treatment in accordance with the patient's needs and responses.

      Upon the patient's arrival home, a nurse performs an initial patient assessment which includes a comprehensive physical examination and environmental assessment. Typically, the administration of the patient's first home infusion treatment is overseen during that visit. Thereafter, the frequency of nursing visits depends upon the particular therapy the patient is receiving, as well as, the level of independence the patient or carepartner has achieved with regard to the administration and monitoring of the prescribed therapy. During these subsequent visits, the nurse may check and assess the patient's intravenous lines and related equipment, obtain blood samples, change the pump settings and/or drug administration, assess the patient's condition and compliance with the plan of care and provide ongoing teaching and support. The patient's supplies and drugs are typically delivered on a weekly basis depending on the therapy and the type of drugs being administered. The treating physician and the payer case manager, if applicable, remain actively involved in the patient's treatment by monitoring the success of the plan of treatment and revising as necessary.

ALTERNATE SITE INFUSION THERAPY: PRODUCTS AND SERVICES

      GENERAL. Coram provides a variety of infusion therapies, principally nutrition, anti-infective therapies and IVIG, as well as, coagulant and blood clotting therapies for patients with hemophilia. A physician, based upon a patient's diagnosis, treatment plan and response to therapy, determines the initiation and duration of these therapies. Certain therapies, such as anti-infective therapy, are generally used in the treatment of temporary infectious conditions, while others, such as nutrition or coagulants, may be required on a long-term or permanent basis. The patient, the designated carepartner or an employee of Coram administers infusion therapies at the patient's home. In some patient groups, such as immuno-suppressed patients (e.g., AIDS/HIV, cancer, transplant patients, etc.), blood coagulant therapies or anti-infective therapies may be provided periodically over the duration of the primary disease or for the remainder of the patient's life, generally as episodic care.

      NUTRITION THERAPY. Total parenteral nutrition therapy ("TPN") involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to inflammatory bowel disease, short bowel syndrome or other gastrointestinal illnesses. The therapy is generally administered through a central catheter surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solution may contain amino acids, dextrose, fatty acids, electrolytes, trace minerals or vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on parenteral nutritional therapy for life and other patients may require short-term TPN therapy to augment nutritional status, such as patients with a diagnosis of cancer, hyperemesis, HIV, eating disorders, and other diseases and treatments.

      Enteral nutrition therapy is administered through a feeding tube into the gastrointestinal tract to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical conditions. Enteral nutrition therapy is often administered over a long period, often for six months or longer.

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

      INTRAVENOUS IMMUNOGLOBULIN. Intravenous immunoglobulin ("IVIG") therapy involves the administration of blood derivative products (gammaglobulins) which are administered to patients with immune deficiency or altered immune status. IVIG therapy is most commonly administered to patients with primary immune deficiencies or autoimmune disorders or as part of a post-transplant treatment protocol. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Patients receiving IVIG therapy for autoimmune disorders receive the therapy intermittently over a period of months depending on their condition.

      COAGULATION AND BLOOD CLOTTING THERAPIES. Coagulation or factor replacement therapy is the intermittent administration of a blood clotting factor. Blood clotting factors are generally administered to persons with hemophilia or related genetic disorders which affect the blood's ability to clot. In these disorders, one or more of the normal blood clotting factors is not produced in sufficient amounts by the body. The absence of these clotting factors makes it difficult or impossible for a patient to stop bleeding. Severe hemophiliacs can suffer from spontaneous bleeding episodes without trauma. Repeated bleeding episodes can cause permanent loss of mobility in the joints putting the patient at further risk medically and impinging on their ability to live a normal life. Factor replacement products are administered via a centrally inserted or peripherally inserted intravenous catheter over a short period of time (approximately 10 minutes). Factor is infused when bleeding episodes occur or on a routine preventative basis (prophylaxis). Most patients (even children) and/or their carepartners learn to start their own intravenous catheter and administer their factor. Persons with hemophilia and others who have inherited clotting disorders will require these products throughout their lives.

      The ability to acquire factor product under normal conditions is volatile, but currently the international demand for certain factor products far exceeds the supply. Availability of factor product from manufacturers is spotty, thereby requiring the company to purchase through the blood broker market wherein pricing may not be favorable to the company and product availability can change significantly from day to day. During such times of shortages, prices soar with limited availability to pass these additional costs on to patients. Due to the nature of factor manufacturing processes, intermittent product shortages may be experienced from time to time, which may make it difficult for Coram to meet the needs of its patients and may have an adverse impact on Coram's future results of operations. These shortages could be due to insufficient donor pools, failed production lots, contamination, etc. Moreover, a single patient's requirements may, at any given time, expend what would normally be a whole month's inventory for multiple patients. During March 2001, the company began experiencing difficulties obtaining recombinant factor VIII (rVIII) due to a nationwide shortage of this product which was precipitated by Federal Drug Administration requirements exceeding expectations of current manufacturing. Coram currently has a supply of this factor product in inventory to meet immediate patient demands; however, management is proactively taking steps to secure inventory of this product at levels sufficient to meet anticipated future demands. These steps include, but are not limited to, declining new patients for this particular factor product until the shortage eases, as well as, asking patients who are currently using rVIII to consult with their physicians and consider voluntarily switching to appropriate alternative products on a temporary basis. Under normal circumstances, limited allocations of products from manufacturers greatly impacts the company's ability to expand its customer base, but management believes this current factor shortage is likely to impair the company's ability to grow this segment of its business.

      TRANSPLANT SERVICES. Coram developed a specific program and is providing therapies and services to pre-and post bone marrow, blood cell and organ transplant patients. This clinically focused care management program includes, among other things, proprietary patient and environmental assessment and monitoring protocols, patient education tools and clinical training programs. The most common therapy for transplant patients is anti-infective therapy, including antibiotics, anti-viral and anti-fungal agents, most often prescribed intravenously to prevent or treat an infection due to the patient's immuno-compromised status. Other prescribed therapies include TPN, IVIG, biologic response modifiers, immunosuppressive therapies and blood products.

      BIOTHERAPY. Coram provides patients with biological response modifiers, colony stimulating factors, erythropoietin and interferons. In addition, Coram provides growth hormone therapies as prescribed by physicians.

      DURABLE MEDICAL EQUIPMENT AND RESPIRATORY THERAPY EQUIPMENT. Coram provides durable medical and respiratory therapy equipment to its patients for use at home. Durable medical and respiratory equipment include, but are not limited to, hospital beds, wheelchairs, walkers, oxygen systems, home ventilators, sleep apnea equipment and nebulizers. Coram's integrated service approach allows patients to access infusion therapy or other therapy services and the necessary medical equipment through a single source.

      OTHER THERAPIES. Coram provides other technologically advanced therapies such as antineoplastic chemotherapy, pain management, intravenous inotropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for prevention of blood clots, and anti-nausea therapy for chemotherapy induced emesis or hyperemesis gravidarum. Hydration therapy is often administered in conjunction with intravenous chemotherapy. Other therapies, as described herein, amounted to less than 5% of the company's infusion therapy net revenue for each of the years ended December 31, 2000, 1999, and 1998.

ALTERNATE SITE INFUSION THERAPY: ORGANIZATION AND OPERATIONS

      GENERAL. Coram's alternate site infusion therapy business operations are currently conducted through 76 branches. During the year ended December 31, 2000, the branches were divided into two geographic areas. Each area has a Senior Vice President of Operations who reports directly to the President, and an Area Vice President of Sales who reports to the Senior Vice President of Sales, who reports to the President. Coram's new organizational structure was designed to create greater operating and decision making efficiencies associated with operating and managing the company. Management believes that the functional approach to management has, and will continue to, facilitate high quality local decision making, which allows Coram to attract and retain experienced local managers and be responsive to local market needs. As the company continues to reposition its business and increase its focus on the alternate site infusion therapy business, management continuously reviews operations, focusing on cost effective delivery of quality patient care. For example, Coram established a Hemophilia Services Division and specialty hemophilia distribution centers in Malvern, Pennsylvania, Albuquerque, New Mexico and Sacramento, California. Each center utilizes existing Coram branches and resources and concentrates experienced company clinicians and management on addressing the unique needs of hemophilia patients and their carepartners.

      OPERATING SYSTEMS AND CONTROLS. An important factor in Coram's ability to monitor its operating locations is its management information systems. Besides routine financial reporting, the company has developed a performance model for monitoring the field operations of its infusion business. Actual operating results derived from the management information systems can be compared to the performance model, enabling management to identify opportunities for increased efficiency and productivity. Management believes that the use of standardized, specific performance matrices and the identification and monitoring of best demonstrated practices facilitate operational improvements.

      Coram endeavors to ensure that its local managers have the appropriate authority and ability to perform effectively by providing training, education, policies and procedures and standardized systems. Coram has designed various management incentive plans that reward performance based on revenue growth, accounts receivable collection, inventory control and contribution of earnings before interest expense, income taxes, depreciation and amortization ("EBITDA").

ALTERNATE SITE INFUSION THERAPY: QUALITY ASSURANCE/PERFORMANCE IMPROVEMENT

      Coram established performance improvement programs for its infusion therapy business that are consistent with its service standards and enable the company to monitor whether the objectives of those standards are met. In 1999, Coram began triennial re-surveys conducted by the Joint Commission on the Accreditation of Health Care Organizations ("JCAHO"). As of December 31, 1999, the corporate office and 30 branches, including related satellite locations, successfully completed the triennial survey process. During 2000, an additional 32 branches were successfully resurveyed by the JCAHO. The company expects that the entire triennial resurvey of all locations will be completed in the second quarter of 2001.

      An integral part of Coram's quality efforts is the branch team that meets periodically to perform, among other things, the following functions:

      (i) evaluate branch programs, policies and procedures and amend protocols as needed;

      (ii)  provide ongoing direction to quality improvement efforts;

      (iii) evaluate patient satisfaction activities and results and analyze any trends, respond as necessary to achieve better outcomes;

      (iv) assist in the development of new programs or procedures to meet recognized needs within the branch or the community that it serves;

      (v) evaluate the branch staff efforts related to professional and clinical issues such as clinical monitoring of patients; and

      (vi) identify and monitor key performance areas of operations and modify as needed.

      Further, Coram's Clinical Operations Department assists branch management in assessing the levels of service being provided to patients. Coram's integrated approach to performance improvement is designed to identify both national and regional trends related to high volume, high risk and new activities. It encompasses continuous assessment and measurement of patient satisfaction at both local and national levels and clinical outcomes. It also encompasses the measurement of management's success in achieving the desired operational and fiscal benchmarks that are key to the company's success.

DURABLE MEDICAL EQUIPMENT AND RESPIRATORY THERAPY EQUIPMENT

      Coram provides a full line of durable medical and respiratory therapy equipment including, but not limited to, hospital beds, wheelchairs, walkers, oxygen systems, home ventilators, sleep apnea equipment and nebulizers to serve the needs of its home care patients through branches located in San Diego, California; Indianapolis, Indiana; Lenexa, Kansas; New Orleans, Louisiana; Detroit, Michigan and Casper, Wyoming. Coram also provides these services through one of its partnerships which has three locations in Wisconsin. Durable medical and respiratory therapy equipment are available to patients for purchase or rent. The many synergies between the company's durable medical and respiratory therapy equipment product line and its base infusion business benefit both the company and its customers. Coram primarily benefits from the opportunity to provide durable medical and respiratory therapy equipment to patients who are already receiving infusion or other therapy services and patients and payers principally benefit from the opportunity to obtain healthcare services and equipment through a single source.

CLINICAL RESEARCH

      Coram has been providing support services for clinical research studies for the alternate site infusion therapy business since 1995. In 1998, the company created a Clinical Research division and began devoting additional resources to, and actively marketing, its capabilities in this area. This division is operated through the company's wholly-owned subsidiary, CTI Network, Inc. ("CTI"). Utilizing integrated information systems and Coram's national network of approximately 750 full-time equivalent alternate site infusion nurses and pharmacists, as well as, contracted nurses from non-Coram agencies, CTI can offer its customers the opportunity to complete some of the most challenging aspects of a clinical trial more quickly by:

      (i) providing single source contracting through a central office for national services;

      (ii)  assisting in the identification of potential investigators;

      (iii) providing nurse study coordinators at the physician's office;

      (iv) providing alternate site healthcare services such as therapy administration, specimen collection, patient education and training, patient assessments and data collection;

      (v)   providing alternate site pharmacy services;

      (vi)  providing patient screening and surveying services; and

      (vii) providing product acquisition and national distribution services.

CPS: PHARMACY BENEFIT MANAGEMENT AND SPECIALTY MAIL-ORDER PHARMACY SERVICES

      On July 31, 2000, the company completed the sale of CPS to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc. (collectively, the "Buyers"). The Buyers are newly formed affiliates of GTCR Golder Rauner, L.L.C. and the Buyers are led by certain members of the former CPS management team. See
Note 5 to the company's Consolidated Financial Statements.

      CPS offered HMO, PPO, at-risk physician groups, self funded employer benefit plans, labor organizations and other managed care customers pharmacy benefit management and specialty mail-order pharmacy services. The pharmacy benefit management services included on-line claims administration, formulary management and drug utilization review through a nationwide network of over 51,000 retail pharmacies. The company generally maintained approximately 60 such arrangements in place for pharmacy benefit management services. CPS's specialty mail-order pharmacy service offered centralized distribution, compliance monitoring, patient education and clinical support to patients with specialized needs. In particular, CPS focused its marketing efforts on patients with organ transplants, HIV/AIDS, growth deficiencies and other chronic conditions. As of July 31, 2000, CPS had approximately 6,200 active patients receiving its specialty mail-order pharmacy services.

      The CPS division operated from its centralized facility in Orlando, Florida, which opened in March 1999, replacing its former centralized facility in Omaha, Nebraska. Both facilities were operational for much of 1999, with the Omaha facility serving a support role as the transition was made to Orlando. The Omaha facility serviced local payer relationships and the Orlando facility served as the primary CPS call center and specialty mail-order pharmacy location. CPS maintained four other satellite pharmacy operations to satisfy specific local customer and payer requirements. One of the satellites functioned as a walk-in retail pharmacy and was located in a large hospital. CPS closed its Plainview, New York satellite pharmacy effective February 2000.

RESOURCE NETWORK SUBSIDIARIES: ANCILLARY NETWORK MANAGEMENT SERVICES

      The Resource Network Subsidiaries offered ancillary network management services to HMOs, PPOs, at-risk physician groups and other managed care organizations for the home health services offered under their benefits plans. As of January 1, 1999, R-Net was providing its services to its customers' plans that covered approximately 3.5 million lives. Typically, a network of home health service vendors managed by R-Net included providers of home infusion, home nursing, durable medical equipment, respiratory therapy, home hospice, medical supplies, women's health, orthotics, prosthetics and other home health services identified by the customer. Each network provider was contracted with R-Net and received referrals of patients from R-Net. Where appropriate, the company's infusion and CPS divisions participated in the provider networks established by R-Net.

      For most of 1999, R-Net operated from its two primary call centers and three satellite offices. The division's call center in Whippany, New Jersey was opened in 1998 for the purpose of replacing the former Totowa, New Jersey call center with a suitable facility for rendering the services required of R-Net under the Master Agreement with Aetna that was signed in April 1998. R-Net also maintained a call center in Houston, Texas. Together, R-Net's primary call centers provided administrative services for the division and management and intake services for several payer customers. The R-Net satellite offices were devoted to serving the members of only one or two local customers.

      The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. The Resource Network Subsidiaries are being liquidated pursuant to certain Chapter 11 bankruptcy proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 proceedings were originally initiated with the filing on August 19, 1999 of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. Subsequently, both Resource Network Subsidiaries filed voluntary petitions for relief on November 12, 1999. See Item 3. "Legal Proceedings."

      All of the R-Net locations have been closed in connection with its pending liquidation. Additionally, all Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000, and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business. Coram classifies the operating losses of this business as discontinued operations in the consolidated financial statements. See Item 3. "Legal Proceedings" and Notes 4 and 13 to the company's Consolidated Financial Statements for more information regarding discontinued operations and the amicable resolution of certain disputes between Aetna, the company and the Resource Network Subsidiaries.

REIMBURSEMENT OF SERVICES

      Virtually all of Coram's operating revenue is derived from third-party payers, including private insurers, managed care organizations such as HMOs and PPOs, at-risk physician groups, and governmental payers such as Medicare and Medicaid. Like other medical service providers, Coram experiences lengthy reimbursement periods in certain circumstances as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, documentation, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. Coram continues to focus on the processing of clean claims and the careful screening of new cases to determine that adequate reimbursement will be available and will be received in a timely manner.

      In certain instances, fixed fee or capitated fee arrangements are utilized. Under a capitated fee arrangement, Coram would agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. Before establishing the appropriate per member per month fee, Coram typically reviews utilization data provided by the payer customer and/or other available utilization data. In some instances, the per member per month rates will be adjusted or reconciled periodically to reflect actual utilization to prevent excess losses by the company or excess expense outlays by the payer customer. As of December 31, 2000, the infusion therapy division was a party of only four capitated contracts, none of which provided more than 5% of the company's net revenue for any year during the three year period ended December 31, 2000. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Background."

      Reimbursement payments are provided through various sources, such as insurance companies, self-insured employers, patients and the Medicare and Medicaid programs. The Healthcare Financing Administration has developed, for use in the Medicare Part B program, a national fee schedule for respiratory therapy, home medical equipment and infusion therapy, which provides reimbursement at 80% of the amount of any fee on the schedule. The remaining 20% co-insurance portion is the obligation of secondary insurance and/or the patient. A substantial amount of the revenue Coram earns under the Medicare program originates from the Part B program. Private indemnity payers typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payers, although net revenue and gross profit from both private and other third-party non-governmental payers have been affected by continuing efforts to contain or reduce reimbursement for healthcare services. An increasing percentage of Coram's net revenue has been derived in recent years from agreements with HMOs, PPOs, managed care providers and other contracted payers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts and provide opportunities to generate greater volume than traditional indemnity referrals.

      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management is aware of certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. While management believes that the company is in substantial compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

      In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition is expected to be accomplished in stages beginning April 1, 2001 and ending in the third quarter of the same year. Management has taken certain actions to mitigate the potential shortfall in cash collections during the upcoming transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be completed by the end of the third quarter of 2001, that the consolidation will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections during or after the transition period. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

COMPETITION

      The alternate site infusion therapy market is highly competitive. Some of Coram's current and potential competitors in these lines of business include:

      (i)   integrated providers of alternate site healthcare services;

      (ii)  hospitals; and

      (iii) local providers of multiple products and services for the alternate site healthcare market.

      Coram has experienced increased competition in its alternate site infusion therapy business from hospitals and physicians that have sought to increase the scope of services offered through their facilities, including services similar to those offered by Coram.

      Coram competes with other providers on a number of critical differentiating factors, including quality of care and service, reputation within the medical and payer communities, geographic scope and price. Competition within Coram's alternate site infusion therapy line of business has been affected by the decision of third-party payers and their case managers to be more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payers and their case managers and inclusion within preferred provider and other networks of approved or accredited providers is often a prerequisite to Coram's ability to continue to serve many of its patients. Similarly, Coram's ability to align itself with other healthcare service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by Coram.

      There are relatively few barriers to entry in the local markets which Coram serves. Local or regional companies are currently competing in many of the healthcare markets served by the company and others may do so in the future. Entrance into the local markets by competitors could cause a decline in net revenue, loss of market acceptance of Coram's services and price competition. Coram expects to continue to encounter competition in the future that could limit its ability to maintain or increase its market share. Such competition could have an adverse effect on the business, financial condition and results of operations of Coram. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

SALES AND MARKETING

      Coram's alternate site infusion therapy products and services are marketed through branch sales personnel, including managed care consultants and account managers, to its primary referral sources. The company established product managers for three of its core therapies: nutrition, anti-infectives/transplant and hemophilia-related services through three Strategic Business Units:
Nutrition Services, Anti-Infectives/Transplant Services and Blood Products Services (including hemophilia and IVIG), respectively. The vice president for each unit has responsibility for ongoing program development and provides clinical and marketing resources to focus on growing sales in these areas.

      Substantially all of Coram's new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. Coram's sales force in each of its lines of business is responsible for establishing and maintaining referral sources. Sales employees generally receive a base salary plus incentive compensation based on core therapy revenue growth and/or EBITDA enhancements.

      Coram's network of field representatives enables it to market its services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs and insurance companies. Marketing is focused on presenting Coram's clinical expertise tailored to specific customer interests, with an emphasis on certain key therapies. Specialty marketing and sales support personnel promote products and services that are outside of base infusion therapy.

      As a result of escalating pressures to contain healthcare costs, third-party payers are participating in certain decisions regarding healthcare alternatives, using their significant bargaining power to secure discounts and to direct referrals of their enrollees to providers. In response, Coram has directed its sales and development focus to aggressively pursue agreements with third-party payers, managed care organizations and provider networks that provide high quality, cost-effective care. Coram maintains a dedicated sales force in each of its lines of business to enhance its efforts to market and sell its services to managed care payers. In the company's infusion therapy division, managed care sales representatives are deployed to focus on regional and national payers, with a field sales force to affect "pull-through" from referral sources within each payer's network. Coram is currently focusing its efforts in its infusion therapy business on increasing referrals through selected managed care agreements, with the goal of being the preferred infusion provider, as well as, selling specialty programs such as nutrition, anti-infectives, IVIG and services for persons with hemophilia and persons receiving certain types of organ and bone marrow/blood cell transplants.

CUSTOMERS AND SUPPLIERS

      Coram provides alternate site home healthcare services and products to a large number of patients and related payers. Excluding Medicare and Medicaid, which collectively represented approximately 22% of consolidated net revenue from continuing operations, including CPS, for the year ended December 31, 2000, no other single payer accounted for more than 5% of Coram's net revenue for 2000.

      Coram purchases products from a large number of suppliers and considers its relationships with its vendors to be good, subject to credit uncertainty and the ongoing bankruptcy proceedings. Management believes that substantially all of its products are available from alternative sources with terms consistent, in all material respects, to its present agreements. This is true for products currently being purchased through Cardinal Health, Inc. and Baxter Healthcare Corporation, two of Coram's major suppliers of drugs and supplies. During the year ended December 31, 2000, Coram purchased approximately $95.8 million of drugs and supplies from

Cardinal Health, Inc. and $22.8 million from Baxter Corporation, or approximately 63% and 15%, respectively, of its total drugs and supplies.

      The principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the United States Bankruptcy Code on December 17, 1999. Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and has continued to produce the related tubing and infusion sets needed to operate the ambulatory infusion pumps manufactured by Sabratek and used by Coram. Beginning in January 2000, Coram's fleet of approximately 5,000 Sabratek 6060 Homerun pumps began to experience malfunctions and failures of various sorts due to inherent flaws in the design of the pump. Pumps needing repair were sent back to Sabratek for repair at no cost due to a five-year warranty on pump repairs that was part of the underlying contract. However, due to part shortages, Sabratek did not always perform these repairs promptly. When Baxter acquired Sabratek during 2000, the pumps still awaiting repair were transferred to Baxter. The 6060 Homerun pumps continued to malfunction in larger numbers so that by December 2000 approximately 500 pumps were at Baxter awaiting repair. Baxter inherited the same difficulties with repairs that Sabratek experienced: an insufficient labor pool and substandard repair parts. In order to supply a sufficient number of these pumps for patient needs, Coram has had to reserve use of the 6060 Homerun pumps to only those patients who are truly ambulatory, carefully manage its nationwide supply by transferring pumps from branch to branch and, in some cases, rent pumps from other vendors. Vendors in some markets have been similarly affected by Baxter's pump repair backlog and occasionally could not supply the company's 6060 Homerun pump needs. When this has occurred, Coram has doubled its efforts to make effective use of available pumps. Coram has not refused any patients because of the short supply of 6060 Homerun pumps; however, the ability to purchase the amount of tubing required in the contract with Baxter, and thereby attain certain required purchasing thresholds, may be jeopardized by Baxter's inability to repair and return the pumps in a timely manner. Currently, over 600 Coram pumps are in for repair with Baxter. While management believes the company can meet the needs of its patients, quality of care may be impacted resulting in reduced patient satisfaction. Diversifying the pump fleet would add significant cost to the process, as well as, demand on limited resources to provide patient and caregiver training and certification. Under normal conditions, Coram would transition its pump fleet at a rate of approximately 20% per year; however, the current conditions may require the company to replace the entire fleet within the next year. Management is currently pursuing alternatives to the current infusion pump supply chain; however, management cannot predict what consequences will result from obtaining alternate ambulatory infusion pumps.

GOVERNMENT REGULATION

      GENERAL. The federal government and all states in which Coram is currently operating regulate various aspects of Coram's business. In particular, Coram's operations are subject to extensive federal and state laws regulating, among other things, the provision of pharmacy, home care, nursing services, ancillary network management services, health planning, health and safety, environmental compliance and toxic and medical waste disposal. Coram is also subject to fraud and abuse and self-referral laws, which affect its business relationships with physicians, other healthcare providers and referral sources and its reimbursement from government payers. Generally, all states require infusion companies to be licensed as pharmacies and to have appropriate state and federal registrations for dispensing controlled substances. Some states require infusion companies to be licensed as nursing or home health agencies and to obtain medical waste permits. In addition, certain company employees are subject to state laws and regulations governing the ethics and professional practices of pharmacy and/or nursing.

      Coram may also be required to obtain certifications or register in order to participate in governmental payment programs such as Medicare and Medicaid. Some states have established certificate-of-need programs regulating the establishment or expansion of healthcare operations, including certain of Coram's operations. The failure to obtain, renew or maintain any of the required regulatory approvals, certifications, registrations or licenses could adversely affect Coram's business and could prevent the location or locations involved from offering products and services to patients and/or from billing third-party payers. Coram's operating results could be adversely affected, directly or indirectly, as a result of any such actions. Coram believes it complies, in all material respects, with these and all other applicable laws and regulations. The healthcare services industry will continue to be subject to pervasive regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurances can be given that the activities of Coram will not be reviewed and challenged or that government sponsored healthcare reform, if enacted, will not result in material adverse changes to the company.

      FRAUD AND ABUSE. Coram's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) that imposes criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by federal healthcare programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs. Federal healthcare programs have been defined to include any plan or program that provides health benefits which is funded by the United States Government and commonly include, among others, Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services. Administrative exclusion and civil monetary penalties for anti-kickback violations can also be imposed through an administrative process. Federal enforcement officials may also attempt to use other general federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $10,000 per claim plus treble damages, and permits private persons to sue on behalf of the government. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been exclusively limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when "one" purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered, but has not yet adopted, federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payer source.

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

      Similarly, a large number of states have varying laws prohibiting certain direct or indirect remuneration between healthcare providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violations of these laws include loss of licensure, exclusion from state funded programs and civil and criminal penalties.

      PROHIBITION ON PHYSICIAN REFERRALS. Under the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid program to an entity with which the physician has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. Aspects of Coram's business which are "designated health services" for purposes of Stark II include outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. Coram has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based on advice of legal counsel, using an arrangement management believes to be consistent with applicable exceptions set forth in Stark II, such as the personal services arrangements exception or the exception for payments by a physician for items and services.

      In addition, the company is aware of certain referring physicians that have had a financial interest in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in certain companies with equity above certain levels. As of December 31, 2000, the company complied with the requirements of such exception. However, there can be no assurance that the ownership of shares of Coram common stock by referring physicians will continue to fit within the public company exception of Stark II because the public company exception requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on a weighted average basis during the last three fiscal years. Due principally to the gain on troubled debt restructuring (see Note 8 to the company's Consolidated Financial Statements) and the disposition of CPS (see Note 5 to the company's Consolidated Financial Statements), at December 31, 2000 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2000, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. With a decrease in equity below $75 million at December 31, 2001, Coram may no longer qualify for such exception and would be forced to cease accepting referrals of patients with government sponsored benefit programs from physicians who own shares of Coram's common stock. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

      Under Stark II, an entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity can also be assessed civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and/or Medicaid programs. In addition, a number of the states in which the company operates have similar prohibitions on physician self-referrals with similar penalties. Although management believes it has structured its financial relationships with physicians to comply with such Stark II and applicable state law equivalents, a failure to comply with the provisions of such laws could have a material adverse effect on the company.

      OTHER FRAUD AND ABUSE LAWS. The False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in civil penalties and forfeitures and exclusion from the Medicare and Medicaid programs. The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters." The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

      Recently, the federal government has made a decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in healthcare. A failure to comply with any of the fraud and abuse laws could have a material adverse effect on the company.

      MEDICARE AND HEALTHCARE REFORM. As part of the Balanced Budget Act of 1997 (the "BBA"), Congress made numerous changes that affect Part A certified home health agencies and Part B suppliers like Coram that participate in the Medicare program. These policies were subsequently modified by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (the "BIPA").

      The BBA requires Part A certified home health agencies, as a condition of their participation in Part A of the Medicare program, to post surety bonds. The bonds are to be used to secure performance and compliance with Medicare program rules and requirements. The regulations, as originally published, would have required each Medicare certified home health provider to obtain a surety bond in an amount equal to the greater of 15% of the annual amount Medicare paid to the provider in the prior year (up to a maximum of $3,000,000) or $50,000. The BBRA modified the annual surety bond amounts for home health agencies to require the lesser of 10% of the amount Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Health Care Financing Administration ("HCFA") reviews the bonding requirements. HCFA has indicated that the new compliance date will be sixty days after the publication of the final rule. Management believes, based upon currently available information derived from its discussions with surety bond brokers and organizations that issue surety bonds, that the necessary bonds will not be generally available to home health providers until HCFA revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of April 9, 2001, the company had only one Medicare certified home health provider location, which has not obtained a surety bond.

      As required by the BBA, HCFA also intends to issue separate surety bond regulations applicable to Part B suppliers. Virtually all of Coram's branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being reviewed by state Medicaid programs. If Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. In October 2000, HCFA issued final supplier standards, which expanded certain operational requirements for suppliers. In the final rule, HCFA decided to delay the surety bond rule pending "extensive changes" to this requirement. HCFA stated that it will consider public comments received on the surety bond requirements, primarily relating to costs, along with its experience with surety bonds for home health agencies and the General Accounting Office's study of Medicare surety bonds, when it issues a proposed rule on surety bonds in the future. Until HCFA issues another rule on this provision, there is no surety bond requirement for suppliers. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources -- Part A and Part B Medicare Surety Bonds."

      The BBA also reduced reimbursement for oxygen and oxygen related therapies by 25% effective January 1, 1998, with an additional 5% reduction effective January 1, 1999 and in subsequent years. In addition, the BBA eliminated consumer price index updates for durable medical equipment and parenteral and enteral nutrients, supplies and equipment for five years, thereby "freezing" the payment amount for such items until the year 2003. The BBRA restored a portion of the durable medical equipment and oxygen payments by increasing the fee schedules by 0.3% in 2001 and 0.6% in 2002. The BIPA further modified payments for durable medical equipment by providing a full inflation update for items of durable medical equipment (but not oxygen and oxygen equipment) in 2001, implemented in two steps; however, the BIPA does not authorize durable medical equipment payment increases for 2002.

      The BBA also mandated the implementation of a prospective payment system ("PPS") for home health services for cost reporting periods beginning on or after October 1, 1999. This deadline was subsequently extended to October 1, 2000. On July 3, 2000, HCFA issued a final rule to implement the home health PPS. Under the final rule, Medicare pays home health agencies for each covered 60-day episode of care, based on the care needs of the patients, as determined by a standardized assessment tool used to assess patient needs. Agencies also are eligible for outlier payments if the costs of caring for an individual beneficiary were significantly higher than the specified payment rate. The BIPA delays a scheduled 15 percent reduction in aggregate home health PPS amounts by another year, until October 1, 2002, while the United States Comptroller General studies the need for the 15 percent reduction. The aggregate amount of Medicare payments to home health agencies in fiscal year 2002 will equal the aggregate payments in fiscal year 2001, updated by the market basket index ("MBI") increase, minus 1.1%. The BIPA also provides a full MBI update for services provided under the home health PPS for fiscal year 2001, implemented in two phases. In addition, the BBA established consolidated billing requirements for home health agencies, under which payment for home health products and services may only be made to the home health agency that establishes the beneficiary's home health plan of care, regardless of whether the item or service was furnished by the agency or by an outside provider or supplier. The BBRA excludes durable medical equipment and oxygen and oxygen supplies from the consolidated billing requirement, thereby enabling durable medical equipment and oxygen suppliers to continue to bill Medicare Part B directly for items and services furnished to home health patients, rather than be dependent on a home health agency for payment.

      The BIPA also addresses HCFA policies regarding coverage of and payment for drugs and biologicals. For instance, the BIPA requires that payment for drugs under Part B be made on an assigned basis; in other words, the provider must accept the Medicare fee schedule amount as payment in full. The BIPA also addresses HCFA's attempts to modify the calculation of average wholesale prices ("AWPs") of drugs, upon which Medicare reimbursement is based. The federal government has been investigating whether pharmaceutical manufacturers have been manipulating AWPs. In May 2000, HCFA proposed using new Department of Justice pricing data for updating Medicare payment allowances for drugs and biologicals, although HCFA withdrew this proposal in November 2000, citing the likelihood of Congressional action in this area. The BIPA established a temporary moratorium on direct or indirect reductions (but not increases) in payment rates in effect on January 1, 2001, until the Secretary of Health and Human Services reviews a study that the General Accounting Office ("GAO") is directed to conduct regarding the Medicare reimbursement for drugs and biologicals and related services. The GAO is directed to report to Congress and the Secretary of Health and Human Services within nine months of enactment on specific recommendations for revised payment methodologies. It is uncertain at this time what Medicare prescription drug payment recommendations will be proposed by the GAO or whether such proposals or other payment initiatives will be adopted by the Medicare program in the future.

      The BBA also authorized certain demonstration projects for competitive bidding involving, at a minimum, oxygen and oxygen equipment, through December 31, 2002. The first competitive bidding project, underway in Polk County, Florida, is using payment rates that are between 13% and 31% lower than Medicare's existing fee schedule for five categories of products, including oxygen equipment and supplies, enteral nutrition equipment and supplies and urological supplies. Plans are underway to implement another round of competitive bidding in Polk County in October 2001, covering oxygen equipment and supplies, hospital beds and accessories, urological supplies and surgical dressings. A second competitive bidding project was launched on February 1, 2001 in the San Antonio, Texas area, and applies to, among other things, oxygen equipment and supplies and nebulizer inhalation drugs. The long-range impact of the home health prospective payment system and future competitive bidding projects is unclear. Accordingly, there can be no assurances that adoption of these or other payment systems and the implementation of the Medicare reimbursement reductions and freezes described above will not result in a material decrease in the amount of reimbursement Coram receives from the Medicare program for the services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion services Coram may provide in the future.

      HEALTH INFORMATION PRACTICES. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandate, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that the Department of Health and Human Services (the "DHHS") must adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

      Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, the law may initially bring about significant and, in some cases, costly changes. The DHHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures.

      Second, the DHHS released new standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

      The DHHS finalized the new standards on August 17, 2000, and the company will be required to comply with them by October 16, 2002. The privacy standards were issued on December 28, 2000, to become effective on April 14, 2001, with a compliance date of April 14, 2003. In addition, on February 28, 2001, the DHHS amended the final privacy rule to allow additional public comments before the rule becomes effective on April 14, 2001. The current administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be further changes to the privacy standards or their compliance date. With respect to the security regulations, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

      The company is evaluating the effect of HIPAA and taking steps to achieve compliance. At this time, management anticipates that the company will be able to fully comply with the HIPAA requirements that have been adopted. However, management cannot, at this time, estimate the cost of such compliance, nor can management estimate the cost of compliance with standards that have not yet been finalized by the DHHS. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the company handles health data and communicates with payers, based on current knowledge, management believes that the cost of compliance will not have a material adverse effect on the company's business, financial condition, results of operations or cash flows.

      Further statutes or regulations may be adopted which would impose additional requirements in order for Coram to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect Coram's business operations. There is significant national concern today about the availability and rising cost of healthcare in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better healthcare services and to manage and contain their cost. Management is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of its Medicare and Medicaid reimbursement or in other government regulations that may affect its businesses, or whether such changes, if made, will have a material adverse effect on Coram's business, financial position and results of operations.

      STATE LAWS REGARDING FEE SPLITTING, PROVISION OF MEDICINE AND INSURANCE. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although management believes its operations, as currently conducted, are in material compliance with existing applicable laws, certain aspects of Coram's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that a review of Coram's business by courts or regulatory authorities will not result in determinations that could adversely affect the company's operations or that the healthcare regulatory environment will not change so as to restrict its existing operations or its expansion.

      Most states have laws regulating insurance companies and HMOs. Coram is not qualified in any state to engage in either the insurance or HMO business, but Coram had registered one of its R-Net subsidiaries as a risk-taking preferred provider organization in one state. This subsidiary is no longer operating. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third-party payers, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk-sharing arrangements by and among such providers. State regulators are also reviewing whether risk-bearing entities are subject to insurance or HMO regulation. Management believes that its practices are consistent with those of other direct healthcare service providers and do not constitute licensable HMO or insurance activities. To the extent such licenses may be required, Coram will make the necessary filings and registrations to achieve compliance with applicable laws. However, given the limited regulatory history with respect to such practices, there can be no assurance that states requiring licensure will not attempt to assert jurisdiction. If the states pursue actions against Coram and/or its customers, Coram may be compelled to restructure or refrain from engaging in certain business practices.

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

      OTHER REGULATIONS. Coram's operations are subject to various state hazardous and medical waste disposal laws. The laws currently in effect do not classify most of the waste produced during the provision of the company's services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. Occupational Safety and Health Administration ("OSHA") regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all healthcare facilities, including the company's branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. Furthermore, employers are required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal policies and procedures, and engineering and work practice controls. Employers are also required to comply with certain record keeping requirements. Management believes that the company is in material compliance with the foregoing laws and regulations.

      INTERNAL COMPLIANCE AND MONITORING. Coram implemented measures to ensure compliance with applicable laws and engaged Richard P. Kusserow, the former Inspector General of the Department of Health and Human Services, as a consultant to assist Coram in its continued development and administration of its compliance program. Coram's internal regulatory compliance review program is intended to deal with legal, regulatory and ethical compliance issues. However, no assurances can be given that Coram's business arrangements, present or past (or those of its predecessors or divested subsidiaries, affiliates or partnerships), will not be the subject of an investigation or prosecution by a federal or state governmental authority in the future. Such investigations could result in a penalty, or any combination of the penalties discussed above, depending upon the agency involved in such investigation and prosecution.

      Coram regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed the company in material noncompliance with any applicable statute or regulation. The healthcare services industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by management. Any loss by Coram of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenue is derived would have a material adverse effect on its business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Risk Factors."

EMPLOYEES

      As of December 31, 2000, Coram had approximately 2,200 full-time equivalent employees (2,700 full and part-time employees). None of Coram's employees are currently represented by a labor union or other labor organization, or covered by a collective bargaining agreement. Approximately 34% of the full-time employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, billing and reimbursement, branch operations, clinical coordinators, financial and systems professionals. Management believes that its employee relations are good.

ITEM 2. PROPERTIES

      The company's corporate headquarters are located in Denver, Colorado and consist of approximately 20,000 square feet of office space leased through August 31, 2001. Due to the current lease agreement expiring in August 2001, Coram is reviewing several options for the corporate office. As of April 2, 2001, Coram had 76 branch offices throughout the United States and Canada, totaling approximately 0.8 million square feet of facility space with annual rent aggregating approximately $10.3 million. In addition, the company leases space in Bannockburn, Illinois which houses the company's information systems and CTI business. Management believes that the loss of a lease on any one facility would not materially effect the company's operations.

      In September 2000, the Bankruptcy Court approved a Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

      BANKRUPTCY PROCEEDINGS. On August 8, 2000, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, In Re: Coram Healthcare Corporation and Coram, Inc., Case Nos. 00-3299 (MFW) and 00-3300
(MFW) (collectively the "Chapter 11 Cases"), respectively. The proceedings have been consolidated for administrative purposes only by the United States Bankruptcy Court in Delaware and are being administered under the docket of In
Re: Coram Healthcare Corporation, Case No. 00-3299 (MFW). None of the Debtors' other subsidiaries are a debtor in the proceeding. See Note 3 to the company's Consolidated Financial Statements for further details.

      Except as may otherwise be determined by the Bankruptcy Court overseeing the Chapter 11 Cases, the protection afforded by Chapter 11 generally automatically stays any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Chapter 11 Cases. The automatic stay would not, however, apply to actions brought against the company's non-debtor subsidiaries.

      OFFICIAL COMMITTEE OF THE EQUITY SECURITY HOLDERS' MATTERS. A committee of persons claiming to own shares of the company's publicly-traded common stock (the "Equity Committee") objected to an amended and restated joint plan of reorganization (the "Restated Joint Plan") filed in the Bankruptcy Court on October 20, 2000 by the Debtors, contending that, among other things, the company valuation upon which the Restated Joint Plan of reorganization was premised and the underlying projections and assumptions were flawed. On December 21, 2000, the Bankruptcy Court determined not to confirm the Restated Joint Plan. The company and the Equity Committee are involved in a review of certain company information regarding, among other things, the

Equity Committee's contentions. Additionally, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee's lawsuit alleges a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice.

      Management cannot predict whether any future objections of the Equity Committee will be forthcoming or if they would prevent confirmation of a plan of reorganization, if any, set forth by the Debtors' management. Management also cannot predict if any other actions of the Equity Committee will have adverse consequences to the company.

      RESOURCE NETWORK SUBSIDIARIES' BANKRUPTCY. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, Case No. 99-2889 (MFW). On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary bankruptcy petition under Chapter 11 against Coram Resource Network, Inc. in the United States Bankruptcy Court for the District of Delaware. The two proceedings were consolidated by stipulation of the parties and the case is pending under the style, IN RE CORAM RESOURCE NETWORK, INC. AND CORAM INDEPENDENT PRACTICE ASSOCIATION, INC., Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to the proceedings. The Chief Restructuring Officer of the Resource Network Subsidiaries had threatened suit on behalf of the estates against Coram Healthcare Corporation ("CHC"). The draft complaint included claims for damages against CHC and certain of its former and current officers and directors in excess of $41 million. The draft complaint included a threat to pierce the corporate veil of the Resource Network Subsidiaries to reach CHC and included claims of breaches by the officers and directors of their fiduciary duties to the Resource Network Subsidiaries and CHC.

      On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtor's Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. If granted, the Chapter 11 proceedings involving the Resource Network Subsidiaries and the Chapter 11 proceedings involving the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would be joined with the assets and liabilities of the Debtors, the liabilities of the combined entity would be satisfied from their combined funds and all intercompany claims would be eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries in January 2001.

      Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain a proof of claim in excess of $41 million against CHC's estate and the company maintains a reciprocal claim of approximately the same amount against the Resource Network Subsidiaries' estate. The ultimate outcome of these claims cannot be predicted with any degree of certainty but management, in consultation with legal counsel, does not believe that the final resolution of this matter or other matters raised by the Resource Network Subsidiaries' Chief Restructuring Officer will have a material adverse impact on the company's financial position or results of operations.

      AETNA U.S. HEALTHCARE, INC. On June 30, 1999, the company filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern District of Pennsylvania setting forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through the Resource Network Subsidiaries. On June 30, 1999, the company received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania. The Aetna Complaint sought specific performance, injunctive relief and declaratory relief to compel the company to perform under the Master Agreement, including the payment of compensation to the healthcare providers that had rendered and continued to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputed the company's right to terminate the Agreement. The company removed the Aetna Complaint to federal court. On July 20, 1999, Aetna filed a counterclaim against the company in the federal court lawsuit brought by the company. In its counterclaim, Aetna sued the company for, among other things, breach of the Master Agreement and fraudulent misrepresentation, contending the company never intended to perform under the Master Agreement, defamation, interference with contractual relations with providers and interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement.

      On April 20, 2000, the company and Aetna reached an amicable resolution to the then outstanding disputes and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The final resolution of these matters did not have a material adverse effect on the company's consolidated financial position or results of operations. The impact of this dispute resolution has been charged to discontinued operations in the accompanying consolidated financial statements.

      APRIA HEALTHCARE, INC. Apria Healthcare, Inc. and one of its affiliates, Apria Healthcare of New York State, Inc., (collectively "Apria") filed suit against CHC and the Resource Network Subsidiaries in the Superior Court of Orange County, California. Apria's claims related to services that were rendered as part of certain home health provider networks managed by the Resource Network Subsidiaries. Apria's complaint alleged that, among other things, the Resource Network Subsidiaries operated as the alter ego of CHC and, as a result, CHC should be declared responsible for the alleged breaches of the contracts that the Resource Network Subsidiaries had with Apria. The complaint included requests for declaratory, compensatory and other relief in excess of $1.4 million. On February 21, 2001, the company and Apria agreed to a "dismissal without prejudice" from the Superior Court of Orange County, California with each party responsible for its own legal fees.

      TBOB ENTERPRISES, INC. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. See Note 5 to the company's Consolidated Financial Statements for further details. TBOB alleges, among other things, that the company has impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). The company received a copy of a letter from TBOB to the American Arbitration Association in which it is attempting to obtain a refund of the filing fees that TBOB paid in connection with the arbitration proceeding because the final $1.3 million earn-out payment that was scheduled for March 2001 and the alleged damages of $0.9 million have been stayed by operation of the Bankruptcy Code. In February 2001, TBOB withdrew its arbitration claim due to the ongoing bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

      INTERNAL REVENUE SERVICE EXAMINATION. CHC is contesting a notice of deficiency issued by the Internal Revenue Service through administrative proceedings and litigation. See Note 9 to the company's Consolidated Financial Statements for further details.

      ALAN FURST ET. AL. V. STEPHEN FEINBERG, ET. AL. A complaint was filed in the United States District Court for the Third District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and another current member of the Board of Directors. Plaintiffs allege that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. Plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. The company notified its insurance carrier and intends to avail itself of any appropriate insurance coverage for its directors and officers who are vigorously contesting the allegations. Because of the recent nature of this case, the company cannot predict its outcome nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

      GENERAL. Management of the company and its subsidiaries intends to vigorously defend the company in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification against other parties, the ultimate disposition of such matters cannot presently be determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the financial position, results of operations and liquidity of the company.

      The company and its subsidiaries are also parties to various other legal actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports submitted to Medicare and examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Health Care Financing Administration. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

      PRICEWATERHOUSECOOPERS. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers filed a motion to dismiss the company's lawsuit on several grounds, but their motion was denied on March 15, 1999. PricewaterhouseCoopers filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. The lawsuit is currently in the discovery stage and a trial is scheduled to commence after June 22, 2002. There can be no assurance of any recovery from PricewaterhouseCoopers.

      GOVERNMENT REGULATION. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy- products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II.

      In addition, the company is aware of certain referring physicians that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gain on troubled debt restructuring (see Note 8 to the company's Consolidated Financial Statements) and the disposition of CPS (see Note 5 to the company's Consolidated Financial Statements), at December 31, 2000 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2000, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include civil penalties that could be imposed upon the company or the referring physician, regardless of whether either the physician or the company intended to violate the law.

      Management has been advised by counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients with government-sponsored benefit programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with government-sponsored benefit programs comprise approximately 23% of the company's consolidated net revenue (excluding CPS) for the year ended December 31, 2000, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Healthcare Financing Administration, but such waiver request was denied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Prior to March 7, 2000, shares of Coram's common stock had been listed and traded on the New York Stock Exchange under the symbol "CRH." Beginning on March 7, 2000, the shares have been traded through the Over the Counter Bulletin Board ("OCBB") maintained by the National Association of Securities Dealers, Inc., under the symbol "CRHE." After the Debtors' filing for Chapter 11 reorganization, the company has been trading under the symbol "CRHEQ." The following table sets forth the high and low sales prices of the company's common stock, as reported on the New York Stock Exchange ("NYSE") Composite Tape and on the OCBB for the two years ended December 31, 2000:

                                                 High      Low
                                                -----     -----
       Calendar Year 2000
        First Quarter.....................           1      1/4
        Second Quarter....................       39/64      1/4
        Third Quarter.....................        7/16     1/32
        Fourth Quarter....................       27/64     3/64
       Calendar Year 1999
        First Quarter.....................     2 13/16   1 7/16
        Second Quarter....................       2 5/8    1 1/2
        Third Quarter.....................       1 5/8     9/16
        Fourth Quarter....................       1 1/8      3/8


      As of April 2, 2001, there were 4,682 record holders of the company's common stock. On April 2, 2001, the last bid for Coram's common stock on the OCBB was $0.2344 per share and the last reported ask price was also $0.2344 per share. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      The trading of company common stock moved to the OCBB following an agreement between the company and the NYSE that shares of Coram's common stock no longer met the requirements for trading on the NYSE. Coram had received notice in 1999 that it had fallen below the minimum listing criteria of the NYSE, including the minimum share price of $1.00, the minimum market capitalization of $50 million and the minimum equity of $50 million.

      Coram has not paid or declared any cash dividends on its capital stock since its inception and is currently precluded from doing so under its borrowing agreements. Coram currently intends to retain all future earnings for use in the operations of its businesses. Accordingly, Coram does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will depend upon, among other things, the terms and conditions set forth in the Debtors' plan of reorganization related to their bankruptcy proceedings, the terms of its borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the company, contractual restrictions and general business conditions.

      Coram did not sell any of its equity securities in the year ended December 31, 2000 that were not registered under the Securities Act of 1933 (the "Act"), as amended. However, the registrant's wholly-owned subsidiary, Coram, Inc., exchanged certain of its outstanding debt obligations for 905 shares of Coram, Inc.'s Series A Cumulative Preferred Stock, with an aggregate liquidation preference of approximately $109.3 million (see Note 11 to the company's Consolidated Financial Statements). These preferred shares were not registered under the Act. Under certain conditions in the Debtors' post-bankruptcy period, the combined voting rights of the holders of the preferred stock may represent a majority controlling interest in Coram, Inc. This circumstance could cause a deconsolidation of the registrant's most significant direct subsidiary.

      The holders of Coram's Series B Convertible Subordinated Notes (the "Series B Notes") have the right to convert the Series B Notes into shares of the company's common stock. In addition, these holders and/or their affiliates are lenders under the Series A Senior Subordinated Notes (the "Series A Notes") of the company and are lenders under the Securities Exchange Agreement pursuant to which they were issued warrants to purchase 1.9 million shares of Coram's common stock; however, the warrants expired contemporaneous with the termination of the Securities Exchange Agreement on February 6, 2001. In certain circumstances and assuming conversion of the Series B Notes, such holders may collectively own a majority of the issued and outstanding common stock of the company and be in a position to take steps to control the affairs of the company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" and Note 8 to the company's Consolidated Financial Statements.

      The Debtors' restated and amended joint plan of reorganization, if approved, would have effectively eliminated all of Coram's common stock because Coram Healthcare Corporation ("CHC") would be dissolved as soon as practicable after the effective date of the plan and all equity interests in CHC would be completely eliminated. At this time, the Debtors have not formulated another plan of reorganization (see Note 3 to the company's Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the company's Consolidated Financial Statements and related notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Amounts are in thousands, except per share data.

                                                                                       Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     2000         1999          1998          1997          1996
                                                                  ---------     ---------     ---------     ---------     ---------
INCOME STATEMENT DATA:
Net revenue ..................................................    $ 464,820     $ 521,196     $ 445,112     $ 439,472     $ 502,830
Cost of service ..............................................      341,656       408,878       326,736       309,693       348,247
                                                                  ---------     ---------     ---------     ---------     ---------
  Gross profit ...............................................      123,164       112,318       118,376       129,779       154,583
Operating expenses:
  Selling, general and administrative expenses ...............       90,329        96,809        83,337        86,457        97,981
  Provision for estimated uncollectible accounts .............        9,773        28,310        14,845        14,983        27,327
  Amortization of goodwill ...................................       10,227        10,784        11,139        13,586        15,259
  Restructuring cost (recovery) expense (1) ..................         (322)        5,831        (3,900)           --            --
  Losses on impairments of long-lived assets .................        8,323         9,100            --            --            --
  Provision for (income from) litigation settlements (2) .....           --            --            --      (156,792)       27,875
                                                                  ---------     ---------     ---------     ---------     ---------
          Total operating expenses ...........................      118,330       150,834       105,421       (41,766)      168,442
                                                                  ---------     ---------     ---------     ---------     ---------
Operating income (loss) from continuing operations ...........        4,834       (38,516)       12,955       171,545       (13,859)
Other income (expenses):
  Interest income ............................................          991           655         1,086         2,236         1,486
  Interest expense (3) .......................................      (26,788)      (29,763)      (32,734)      (75,026)      (78,767)
  Gains on sales of businesses (4) ...........................       18,649            --         1,071        26,744            --
  Termination fee (5) ........................................           --            --            --        15,182            --
  Other income (expense), net ................................        3,008           740          (266)        1,517         2,114
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations before
  reorganization expenses, income taxes, minority
  interests and extraordinary gain on troubled debt
  restructuring ..............................................          694       (66,884)      (17,888)      142,198       (89,026)
Reorganization expenses, net (6) .............................       (8,264)           --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations before
  income taxes, minority interests and extraordinary
  gain on troubled debt restructuring ........................       (7,570)      (66,884)      (17,888)      142,198       (89,026)
Income tax expense (benefit) .................................          250           440         2,300         7,550       (13,998)
Minority interests in net income of consolidated
  joint ventures .............................................          571         1,470         1,399         7,283         7,698
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations before
  extraordinary gain on troubled debt restructuring ..........       (8,391)      (68,794)      (21,587)      127,365       (82,726)
                                                                  ---------     ---------     ---------     ---------     ---------
Discontinued Operations:
  Loss from operations .......................................           --       (28,411)         (108)       (2,105)       (2,288)
  Loss from disposal .........................................         (662)      (17,618)           --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Total discontinued operations ................................         (662)      (46,029)         (108)       (2,105)       (2,288)
                                                                  ---------     ---------     ---------     ---------     ---------

Extraordinary gain on troubled debt restructuring,
  net of income tax expense of $400 (7) ......................      107,772            --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) ............................................    $  98,719     $(114,823)    $ (21,695)    $ 125,260     $ (85,014)
                                                                  =========     =========     =========     =========     =========
Earnings (Loss) Per Share
  Basic:
    Income (loss) from continuing operations .................    $   (0.17)    $   (1.39)    $   (0.44)    $    2.68     $   (1.99)
    Loss from discontinued operations ........................        (0.01)        (0.93)           --         (0.04)        (0.06)
    Extraordinary gain on troubled debt restructuring ........         2.17            --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
     Net income (loss) per common share ......................    $    1.99     $   (2.32)    $   (0.44)    $    2.64     $   (2.05)
                                                                  =========     =========     =========     =========     =========
  Diluted:
    Income (loss) from continuing operations .................    $   (0.17)    $   (1.39)    $   (0.44)    $    2.34     $   (1.99)
    Loss from discontinued operations ........................        (0.01)        (0.93)           --         (0.04)        (0.06)
    Extraordinary gain on troubled debt restructuring ........         2.17            --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
     Net income (loss) per common share ......................    $    1.99     $   (2.32)    $   (0.44)    $    2.30     $   (2.05)
                                                                  =========     =========     =========     =========     =========
BALANCE SHEET DATA:
Cash and cash equivalents ....................................    $  27,259     $   6,633     $     203     $ 108,950     $  15,375
Working capital (deficit) (8) ................................      (97,144)       71,045        66,261       (11,620)     (132,529)
Total assets .................................................      345,376       402,751       421,029       515,252       543,795
Long-term debt, net of current maturities (9) ................           24       302,662       242,162       150,428       266,641
Stockholders' equity (deficit) ...............................       76,978       (21,699)       92,857       125,026       (21,842)


      Earnings per common share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The financial data prior to 2000 has been restated to conform with the 2000 presentation.

(1) In 2000, management re-evaluated the reserves necessary to complete its restructuring initiatives and, as a result, recognized a net restructuring reserve reversal of approximately $0.3 million. In 1999, Coram initiated two company-wide restructuring plans, the

      "Coram Restructure Plan" and the "Field Reorganization Plan," and charged approximately $5.8 million to operations as restructuring charges. These plans resulted in the closure of certain facilities and a reduction of personnel. In 1998, it was determined that the original reserve established in 1994 as a result of the Four Way Merger, the "Coram Consolidation Plan," was substantially complete and the reserve was reversed. See Note 6 to the company's Consolidated Financial Statements.

(2) The $156.8 million income from litigation settlement recorded in 1997 relates to the settlement of a lawsuit against Caremark resulting from the purchase of the Caremark home infusion business in 1995. The provision for litigation settlements in 1996 includes approximately $25.9 million of cash and non-cash charges related to an agreement to settle certain stockholder class actions and certain derivative litigations.

(3) On December 28, 2000, the Debtors announced the Bankruptcy Court's approval of their request to exchange a sufficient amount of debt and related accrued interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock. On December 29, 2000, Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation agreed to exchange $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes; however, such exchanged accrued interest was charged to expense up to and including the date of the exchange. See Note 8 to the company's Consolidated Financial Statements. The 1999 decrease in interest expense was partially the result of the forbearance of interest from November 15, 1999 through April 20, 2000 (the date of the resolution of certain litigation with Aetna) , offset by an increase in the principal amount of the debt and an increase in the interest rate charged on the Series A notes, beginning in April 1999. Interest expense decreased significantly in 1998 and 1999 due to a repayment of the company's former senior credit facility and a restructuring of its subordinated debt.

(4) Effective July 31, 2000, the company completed the sale of its CPS business and recorded a gain on sale of approximately $18.3 million. In addition, pursuant to a contingent consideration arrangement related to one of the company's operating subsidiaries, approximately $0.4 million was recognized as incremental proceeds during the year ended December 31, 2000. See Note 5 to the company's Consolidated Financial Statements. In 1998 and 1997, Coram sold its lithotripsy business to Integrated Health Services, Inc., and recorded gains on sales of $0.7 million and $26.7 million, respectively.

(5) In 1997, the company received $21.0 million from the termination of a merger agreement with Integrated Health Services, Inc., pursuant to which Integrated Health Services, Inc. would have acquired Coram. As a result, the company recorded other income of $15.2 million, representing the $21.0 million termination fee less related costs.

(6) In 2000, the company recognized $8.3 million in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings. These expenses include, but are not limited to, professional fees, expenses related to success and retention plans and United States Trustee fees, offset by interest earned on cash accumulated due to the Debtors not paying their pre-petition liabilities and other expenditures during the Chapter 11 proceedings. See Note 3 to the company's Consolidated Financial Statements.

(7) In connection with the exchange of the Series A Notes and certain accrued interest for Coram, Inc. Series A Cumulative Preferred Stock, the company recognized an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax. See Note 11 to the company's Consolidated Financial Statements.

(8) Under the United States Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations as debtors-in-possession. These claims, which total approximately $159.1 million at December 31, 2000, are reflected in the Consolidated Balance Sheets as liabilities subject to compromise and are deemed to be current liabilities. See Note 3 to the company's Consolidated Financial Statements.

(9) At December 31, 2000, the company's Series A Notes and Series B Notes, which aggregate approximately $153.3 million, are classified as liabilities subject to compromise. See Notes 3 and 8 to the company's Consolidated Financial Statements. The current maturities of long-term debt, which gives effect to certain previous debt restructuring transactions were $0.4 million, $0.3 million, $150.2 million, and $198.0 million at December 31, 1999, 1998, 1997, and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of the management of Coram, as well as, assumptions made by and information currently available to the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of bankruptcy proceedings of the Debtors and certain other factors, which are described in greater detail later in this
Item 7. under the caption "Risk

Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      The company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

      BACKGROUND. During 2000, Coram and its subsidiaries were engaged primarily in two principal lines of business: (i) alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services, and (ii) pharmacy benefit management and specialty mail-order pharmacy services. Effective July 31, 2000, the company sold its pharmacy benefit management and specialty mail-order pharmacy services business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers"). The Buyers were effectively a management-led group that was financed by GTCR Golder Rauner, L.L.C. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials.

      Also, Coram's R-Net subsidiaries are being liquidated through proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000, and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business. See Note 4 to the company's Consolidated Financial Statements.

      REORGANIZATION. On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of Stark II after December 31, 2000 and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

      On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 8 to the company's Consolidated Financial Statements for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in:
(i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. Additionally, on January 25, 2001, the Bankruptcy Court approved a motion to extend the period of time in which the Debtors can reject unexpired leases of non-residential real property to May 4, 2001. Certain other motions filed by the Debtors have been granted and others are presently pending.

      In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments; (i) the later of the date of emergence from bankruptcy or December 31, 2000 and (ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installments of approximately $0.5 million are scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001.

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

      On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000. See Note 13 to the company's Consolidated Financial Statements for further details.

      All of the R-Net locations have effectively been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000, and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business.

      On the same day as the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan was approved for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Debtors' Restated Joint Plan, as filed, the existing stockholders of CHC would receive no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A Notes and Series B Notes.

      Representatives of the company negotiated the principal aspects of the Joint Plan with representatives of the holders of the company's Series A Notes and Series B Notes and Senior Credit Facility prior to the filing of such Joint Plan.

      On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that are entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders; however, the holders of such claims and interested parties are deemed to reject the plan in any event. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. A confirmation hearing was held on December 21, 2000 at which time the Restated Joint Plan was not approved by the Bankruptcy Court. On December 28, 2000, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to March 28, 2001. Additionally, the Bankruptcy Court extended the Debtors' exclusive period to solicit acceptances of any filed plan or plans to May 28, 2001. Management has petitioned the Bankruptcy Court for additional extensions of such exclusivity periods.

      In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock (see Notes 8 and 11 to the company's Consolidated Financial Statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, and at December 31, 2000 the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 13 to the company's Consolidated Financial Statements for further discussion regarding Stark II.

      On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a lawsuit directly against CHC's Chief Executive Officer, a former member of CHC's Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. See Note 13 to the company's Consolidated Financial Statements for further details.

      On the same day, the Bankruptcy Court approved the Debtors' motion and appointed Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Debtors. Goldin will provide consulting and advisory support services designed to assist the Debtors in concluding their bankruptcy proceedings. Among other things, the scope of Goldin's services include: (i) reporting its findings to the Independent Committee of the Board of Directors (the "Independent Committee"), including its assessment of the appropriateness of the Restated Joint Plan, and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion; (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court; and (iii) being available to appear before the court and provide testimony. Goldin was also appointed as an arbiter between the Debtors and the Equity Committee.

      Based upon Goldin's findings and recommendations, the Debtors may develop and submit a new joint plan of reorganization to the Bankruptcy Court. However, if the Debtors' exclusivity periods are terminated by one or more interested parties, it is possible that one or more holders of claims or interests in the Debtors will file a plan or plans with the Bankruptcy Court. Any new plan or plans must be approved for distribution by the Bankruptcy Court, voted upon by certain impaired creditors and equity holders of the Debtors and approved by the Bankruptcy Court to become effective after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied. No assurances can be given regarding the timing of or whether the Debtors will submit a new plan or what the terms of such plan may be.

      Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations as debtors-in-possession. These claims are reflected in the December 31, 2000 Consolidated Balance Sheet as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date resulting from the rejection of executory contracts, including certain leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to remove the stay against their actions in order to continue pursuit of their claims against the Debtors or the Debtors' insurance carriers.

      The holders of Coram, Inc.'s Series A Cumulative Preferred Stock continue to maintain an unsecured creditors' position within the Debtors' bankruptcy proceedings in the aggregate amount of their liquidation preference. Notwithstanding the debt to equity exchange, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchange.

      Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the New Joint Plan. The New Joint Plan, once developed, will be subject to a vote by the Debtors' impaired creditors and confirmation by the Bankruptcy Court, as described above.

      BUSINESS STRATEGY. The major strategic alternatives and initiatives currently being implemented by Coram include: (i) renewed focus on the growth in net revenue from core therapies provided by the infusion therapy division; (ii) liquidation of R-Net; (iii) the continued investment into and development of services provided by CTI; (iv) cost reduction initiatives (including a reimbursement site consolidation plan); (v) cash collections; and (vi) submission of a new plan of reorganization by the Debtors. Combined, management believes that success in the foregoing will improve Coram's financial prospects and improve and stabilize relationships with payers and referral sources. There can be no assurance that any other strategic alternatives will be consummated or will be available to Coram on commercially acceptable terms.

      In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, IVIG and coagulant and blood clotting therapies for persons with hemophilia. To that end, Coram has established product managers with dedicated sales, marketing and clinical resources aimed at expanding Coram's growth in these areas. Coram has also implemented programs focused on the reduction and control of cost of services and operating expenses, assessment of poorly performing branches and review of branch efficiencies. Coram management is also reviewing the way the company provides nursing care and is implementing changes to its practices to maintain Coram's high level of patient satisfaction and effective clinical results while reducing the actual number of nursing visits.

      Management throughout the company is continuing to concentrate on reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition is expected to be accomplished in stages beginning April 1, 2001 and ending in the third quarter of the same year. Management has taken certain actions to mitigate the potential shortfall in cash collections during the upcoming transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be completed by the end of the third quarter of 2001, that the consolidation will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections during or after the transition period, which is described in greater detail in this Item 7 under the caption "Risk Factors."

      FACTORS AFFECTING RECENT OPERATING RESULTS. The following list summarizes the major events or factors impacting Coram's operating and financial condition in 2000, and which may impact Coram in the future:

(i) maintaining compliance with the provisions of Stark II by, in part, exchanging a sufficient amount of debt and related accrued interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock in order to increase its stockholders' equity above the required levels;

(ii) the Debtors' Chapter 11 bankruptcy filings and their related reorganization expenses including, but not limited to, professional fees;

(iii) continued refinement and completion of the Caremark Business Consolidation Plan and the Coram Restructure Plan, as described in Note 6 to the company's Consolidated Financial Statements;

(iv) the sale of the CPS business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. on July 31, 2000;

(v) the Chapter 11 bankruptcy filings involving the Resource Network Subsidiaries and their anticipated liquidation through such proceedings;

(vi) resolution of certain litigation between Aetna and the company, which was settled amicably amongst the parties on April 20, 2000;

(vii) an increased focus on the company's durable medical equipment and respiratory services business, including non-consolidated joint ventures, and the significant number of days that elapse between the date that services are rendered and the reimbursement for those services;

(viii) ongoing pricing pressure in the company's infusion business as a result of an unfavorable shift in payer mix from private indemnity insurers to managed care organizations and other contracted payers, and intense competition among infusion providers. The following table sets forth the approximate percentages of the company's infusion therapy net revenue from certain categories of payers for the three years ended December
       31, 2000;

                                                          For the Year Ended
                                                              December 31,
                                                        ------------------------
                                                        2000      1999      1998
                                                        ----      ----      ----
Managed care organizations and other
  contracted payers ..............................       59%       58%       51%
Medicare and Medicaid programs ...................       23%       22%       24%
Private indemnity insurance and other
  non-contracted payers ..........................       18%       20%       25%
                                                        ----      ----      ----
          Totals .................................      100%      100%      100%
                                                        ====      ====      ====


(ix) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company, or that have entered into risk-sharing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the company; and

(x) increased costs associated with providing certain infusion therapy services offered by Coram, including increased costs for clinical staffing, product delivery, on-call personnel and other volume related costs associated with such therapies combined with increased costs for certain blood and blood derivative products that are in short supply and an increase in the number of patients receiving such therapies.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      DISCONTINUED OPERATIONS. As discussed in Note 4 to the company's Consolidated Financial Statements, the company considers R-Net's results as part of discontinued operations; however, for the year ended December 31, 2000, the Resource Network Subsidiaries had no operations. The following discussion of Coram's financial condition and results of operations during 2000 and 1999 excludes the discontinued operations for R-Net.

      NET REVENUE. Net revenue decreased $56.4 million or 10.8% to $464.8 million in 2000 from $521.2 million in 1999. The decrease is primarily due to a decrease in CPS net revenue of approximately $25.2 million as a result of the sale of the CPS business on July 31, 2000, a decrease in infusion net revenue due, in part, to the termination of its National Ancillary Services Agreement with Aetna and corporate initiatives to focus on core therapies.

      GROSS PROFIT. Gross profit increased $10.8 million to $123.2 million or a gross margin of 26.5% in 2000 from $112.3 million or a gross margin of 21.6% in 1999. The gross profit and gross margin percentage increases are primarily due to a more favorable product/therapy mix, increased high margin CTI business and certain cost reduction programs implemented in December 1999. The components of gross profit are as follows (in millions):

                                                   For the Year Ended
                                                       December 31,
                                                    ----------------
                                                     2000      1999
                                                    ------    ------
            Infusion ...........................    $113.5    $ 99.9
            CPS ................................       8.1      11.3
            CTI ................................       1.6       1.1
                                                    ------    ------
            Total gross profit .................    $123.2    $112.3
                                                    ======    ======

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A decreased $6.5 million or 6.7% to $90.3 million in 2000 from $96.8 million in 1999. The decrease is primarily due to the sale of CPS effective July 31, 2000. In addition, certain cost reduction programs were implemented in December 1999 contributing to the favorable expense decrease in 2000. Offsetting the 2000 decrease was an increase in incentive compensation due to certain bonus plans implemented in 2000. In 1999, the recovery of a note receivable of approximately $1.8 million favorably impacted expenses for the year.

      PROVISION FOR ESTIMATED UNCOLLECTIBLE ACCOUNTS. The provision for estimated uncollectible accounts is $9.8 million or 2.1% of net revenue in 2000 compared to $28.3 million or 5.4% of net revenue in 1999. The percentage decrease is due primarily to the company's increased collection efforts and certain recoveries of amounts previously deemed to be uncollectible. In 1999, the company's provision was higher as a result of charges of $2.5 million for certain receivables that arose in relation to the R-Net business, receivables due from other healthcare providers or payers that have filed for protection under applicable bankruptcy or receivership laws and other charges of $11.2 million that related to an overall deterioration of the company's accounts receivable aging.

      RESTRUCTURING COST (RECOVERY) EXPENSE. During 2000, management re-evaluated the reserves necessary to complete its restructuring plans and, as a result, recognized a net restructuring reversal of $0.3 million. In 1999, Coram initiated two company-wide restructuring plans, the "Coram Restructure Plan" and the "Field Reorganization Plan," and charged approximately $5.8 million to operations as restructuring charges. See Note 6 to the company's Consolidated Financial Statements for further details.

      LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS. Coram recognized impairments of goodwill and other long-lived assets of $8.3 million and $9.1 million for the years ended December 31, 2000 and 1999, respectively. See Note 2 to the company's Consolidated Financial Statements for further details. These impairment losses relate principally to operating losses of certain infusion business branches that resulted following the termination of agreements with Aetna, the discontinuance of R-Net and certain other operating factors.

      OPERATING INCOME (LOSS). Coram had operating income of $4.8 million during 2000 compared to a loss of $38.5 million during 1999. The increase in operating income is due primarily to the increase in gross profit from core therapies, cost reduction efforts, lower net restructuring costs in 2000 and a reduction in the provision for estimated uncollectible accounts.

      INTEREST EXPENSE. Interest expense decreased $3.0 million to $26.8 million in 2000 from $29.8 million in 1999. The decrease is primarily due to (i) the forbearance of interest on the Series A and Series B Notes which resulted in a lower effective interest rate for book purposes in 2000 and (ii) the reduced outstanding borrowings on the Senior Credit Facility and the Series A Notes as a result of the application of the proceeds from the sale of the CPS business on July 31, 2000. See Notes 5 and 8 to the company's Consolidated Financial Statements for further details.

      GAINS ON SALES OF BUSINESSES. During 2000, the company recorded gains on sales of businesses of $18.6 million consisting primarily of the gain on sale of the CPS business and the receipt of a contingent earn-out payment relating to one of the company's operating subsidiaries. See Note 5 to the company's Consolidated Financial Statements for further details.

      OTHER INCOME (EXPENSE), NET. In 2000, the company recognized $3.0 million in other income, compared to $0.7 million in 1999. The increase is primarily due to recovery of a non-operating receivable of approximately $2.0 million and the receipt of approximately $1.0 million in life insurance proceeds, offset by the recognition of a $0.7 million reserve for an escrow deposit receivable related to the 1997 sale of the company's lithotritpsy business to Integrated Health Services, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code during 2000.

      REORGANIZATION EXPENSES, NET. In 2000, the company recognized $8.3 million in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings. These expenses include, but are not limited to, professional fees, expenses related to success and retention plans and United States Trustee fees, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities and other expenditures during the Chapter 11 proceedings. See Note 3 to the company's Consolidated Financial Statements.

      INCOME TAX EXPENSE. See Note 9 to the company's Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

      MINORITY INTERESTS IN NET INCOME OF CONSOLIDATED JOINT VENTURES. Minority interests in net income of consolidated joint ventures decreased $0.9 million to $0.6 million in 2000 from $1.5 million in 1999. The reduction was primarily due to reduced profitability of certain majority owned joint ventures and the acquisition of the remaining interest of a joint venture in December 1999 which was previously owned 51% by the company.

      LOSS FROM DISCONTINUED OPERATIONS. During December 1999, as a result of the bankruptcy proceedings pending against the Resource Network Subsidiaries, Coram reclassified the operating losses of this division to discontinued operations for all periods prior to the measurement date of November 12, 1999. The $28.4 million for the year ended December 31, 1999 represents operating losses through such measurement date. See Note 4 to the company's Consolidated Financial Statements for further details.

      LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. During 1999, Coram recorded charges in the aggregate amount of $17.6 million, including estimated losses through final disposition of the Resource Network Subsidiaries, severance, lease obligations, asset impairments and legal costs related to the bankruptcy and wind-down of R-Net's operations. The 2000 net charge of $0.7 million includes additional reserves for litigation and other wind-down costs, net of certain insurance recoveries, facility cost reserve reductions resulting from the Debtors' bankruptcy proceedings, reserve adjustments due to changes in the estimated amounts of legal and professional fees necessary to complete R-Net's Chapter 11 bankruptcy proceedings and a $0.5 million settlement with the Debtors for a certain substantive consolidation matter. See Note 4 to the company's Consolidated Financial Statements for further details.

      EXTRAORDINARY GAIN ON TROUBLED DEBT RESTRUCTURING. With approval from the Bankruptcy Court, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock and, as a result, recognized an extraordinary gain of approximately $107.8 million, net of $0.4 million of taxes. See Note 8 to the company's Consolidated Financial Statements for further details.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      DISCONTINUED OPERATIONS. As discussed in Note 4 to the company's Consolidated Financial Statements, the company considers R-Net's results as part of discontinued operations. Had R-Net been included in continuing operations, the following would have been contributed to the company's operations (in millions):

                                                  For the Year Ended
                                                     December 31,
                                                 --------------------
                                                  1999          1998
                                                 -------      -------
            Net revenue ..................       $  74.4      $  61.6
            Gross (loss) profit ..........          (8.0)        13.6
            Operating loss ...............         (28.4)        (0.1)


      The following discussion of Coram's financial condition and results of operations during 1999 and 1998 excludes the discontinued operations for R-Net.

      NET REVENUE. Net revenue increased $76.1 million or 17.1% from $445.1 million in 1998 to $521.2 million in 1999. The net revenue increase can be primarily attributed to (i) an increase in infusion therapy business of $36.1 million resulting principally from an 8.9% increase in net revenue per patient and (ii) an increase of approximately $38.8 million from the CPS division, which resulted from expansion of services and improved sales efforts.

      GROSS PROFIT. Gross profit decreased $6.1 million from $118.4 million or a gross margin of 26.6% in 1998 to $112.3 million or a gross margin of 21.6% in 1999. The gross margin percent decrease was due to a shift to higher cost therapies, partially offset by a gross margin improvement in the CPS and CTI divisions. The components of gross profit are as follows (in millions):

                                                   For the Year Ended
                                                      December 31,
                                                 ---------------------
                                                   1999         1998
                                                 --------     --------
            Infusion .....................       $   99.9     $  114.4
            CPS ..........................           11.3          3.9
            CTI ..........................            1.1          0.1
                                                 --------     --------
            Total gross profit ...........       $  112.3     $  118.4
                                                 ========     ========


      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A increased $13.5 million or 16.2 % from $83.3 million in 1998 to $96.8 million in 1999. Of this increase, $5.5 million was related to the expansion of the CPS division. The remaining increase was related to an increase in personnel costs in the normal course of business, partially offset by the recovery of a note receivable of approximately $1.8 million which favorably impacted expenses in 1999.

      PROVISION FOR ESTIMATED UNCOLLECTIBLE ACCOUNTS. The provision for estimated uncollectible accounts was $28.3 million or 5.4 % of net revenue in 1999 compared to $14.8 million or 3.3 % of net revenue in 1998. In 1999, the company's provision was higher as a result of charges of $2.5 million for certain receivables that arose in relation to the R-Net business, receivables due from other healthcare providers or payers that have filed for protection under applicable bankruptcy or receivership laws and other charges of $11.2 million that related to an overall deterioration of the company's accounts receivable aging.

      RESTRUCTURING COST (RECOVERY) EXPENSE. During 1999, Coram recorded charges of $5.8 million for estimated costs related to the Field Reorganization Plan and Coram Restructure Plan. In 1998, it was determined that the original reserve established in 1994 as a result of the Four Way Merger, the "Coram Consolidation Plan," was substantially complete and the remaining reserve of approximately $3.9 million was reversed. See Note 6 to the company's Consolidated Financial Statements.

      LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS. Coram recognized an impairment on goodwill and other long-lived assets of $9.1 million for the year ended December 31, 1999. See Note 2 to the company's Consolidated Financial Statements for further details. This impairment loss related primarily to operating losses of certain infusion business branches that resulted following the termination of agreements with Aetna, the discontinuance of R-Net and certain other operating factors.

      OPERATING INCOME (LOSS). Coram had an operating loss of $38.5 million during 1999 compared to income of $13.0 million during 1998. The decrease is due primarily to the decrease in gross profit, the increase in SG&A expenses, the increase in the provision for uncollectible accounts, the increase in restructuring costs and the impairment of goodwill and other long-lived assets.

      INTEREST EXPENSE. Interest expense decreased by $2.9 million to $29.8 million in 1999 from $32.7 million in 1998. The decrease is primarily due to a $14.9 million expense reduction resulting from the completion of the restructuring of the company's former credit facilities, offset by an increase of $3.0 million attributable to draws of $44 million on the senior credit facility, an increase in the principal amounts outstanding under the Series A and Series B Senior Notes as a result of PIK interest payments and an increase in the interest rate on the Series A Notes.

      GAINS ON SALES OF BUSINESSES. In 1998, the company recorded gains on the sales of businesses totaling $1.0 million. Included therein was $0.7 million in connection with the sale of the company's remaining lithotripsy partnership. See
Note 5 to the company's Consolidated Financial Statements for further details.

      INCOME TAX EXPENSE. See Note 9 to the company's Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

      LOSS FROM DISCONTINUED OPERATIONS. During December 1999, as a result of the bankruptcy proceedings pending against the Resource Network Subsidiaries, Coram reclassified the operating losses of this division to discontinued operations for all periods prior to the measurement date of November 12, 1999. The $28.3 million increase in the loss from discontinued operations during the year ended December 31, 1999 represents operating losses through such measurement date and such increase is principally due to the termination of the Aetna Master Agreement. See Note 4 to the company's Consolidated Financial Statements for further details.

      LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. During 1999, Coram recorded charges in the aggregate amount of $17.6 million, including estimated losses through final disposition of the Resource Network Subsidiaries, severance, lease obligations, asset impairments and legal costs related to the bankruptcy and wind-down of R-Net's operations. See Note 4 to the company's Consolidated Financial Statements for further details.

QUARTERLY RESULTS (UNAUDITED)

      The following summarizes selected quarterly financial information with respect to the company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

                                                                    2000 Quarter Ended
                                                    ------------------------------------------------
                                                     Dec. 31     Sept. 30      Jun. 30      Mar. 31
                                                    ---------    ---------    ---------    ---------
Net revenue .....................................   $  96,934    $ 102,866    $ 130,224    $ 134,796
Cost of service .................................      69,265       75,667       96,069      100,655
                                                    ---------    ---------    ---------    ---------
Gross profit ....................................      27,669       27,199       34,155       34,141
Operating expenses:
   Selling, general and administrative expenses .      19,711       22,109       25,053       23,456
   Provision for estimated uncollectible
     accounts ...................................        (375)       3,357        3,548        3,243
   Amortization of goodwill .....................       2,557        2,562        2,530        2,578
   Restructuring cost (recovery) expense ........        (322)          --           --           --
   Losses on impairments of long-lived assets ...       8,323           --           --           --
                                                    ---------    ---------    ---------    ---------
           Total operating expenses .............      29,894       28,028       31,131       29,277
                                                    ---------    ---------    ---------    ---------
Operating income (loss) from continuing
  operations ....................................      (2,225)        (829)       3,024        4,864
Other income (expenses):
  Interest income ...............................         502          195          135          159
  Interest expense ..............................      (6,475)      (6,866)      (6,771)      (6,676)
  Equity in net income of unconsolidated joint
   ventures .....................................          61          322          117          259
  Gains on sales of businesses ..................         193       18,456           --           --
  Gains (losses) on dispositions of property
   and equipment, net ...........................        (126)         (82)           9          (25)
  Other income, net .............................       2,396           13           53           11
                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  reorganization expenses, income taxes,
  minority interests and extraordinary gain on
  troubled debt restructuring ...................      (5,674)      11,209       (3,433)      (1,408)
Reorganization expenses, net ....................      (6,459)      (1,805)          --           --
                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes, minority interests and
  extraordinary gain on troubled debt
  restructuring .................................     (12,133)       9,404       (3,433)      (1,408)
  Income tax expense ............................          --           75           75          100
  Minority interests in net income (loss) of
    consolidated joint ventures .................         105          129          356          (19)
                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary gain on troubled debt
  restructuring .................................     (12,238)       9,200       (3,864)      (1,489)
                                                    ---------    ---------    ---------    ---------

                                                                    1999 Quarter Ended
                                                    ------------------------------------------------
                                                     Dec. 31     Sept. 30      Jun. 30      Mar. 31
                                                    ---------    ---------    ---------    ---------
Net revenue .....................................   $ 134,338    $ 132,939    $ 129,571    $ 124,348
Cost of service .................................     108,638      102,370      101,150       96,720
                                                    ---------    ---------    ---------    ---------
Gross profit ....................................      25,700       30,569       28,421       27,628
Operating expenses:
   Selling, general and administrative expenses .      30,718       23,538       23,612       18,941
   Provision for estimated uncollectible
     accounts ...................................      16,431        3,690        4,141        4,048
   Amortization of goodwill .....................       2,625        2,711        2,716        2,732
   Restructuring cost (recovery) expense ........       4,881           --           --          950
   Losses on impairments of long-lived assets ...       9,100           --           --           --
                                                    ---------    ---------    ---------    ---------
           Total operating expenses .............      63,755       29,939       30,469       26,671
                                                    ---------    ---------    ---------    ---------
Operating income (loss) from continuing
  operations ....................................     (38,055)         630       (2,048)         957
Other income (expenses):
  Interest income ...............................         140          216          244           55
  Interest expense ..............................      (7,570)      (8,110)      (7,524)      (6,559)
  Equity in net income of unconsolidated joint
   ventures .....................................         248          193           --            1
  Gains on sales of businesses ..................          --           --           --           --
  Gains (losses) on dispositions of property
   and equipment, net ...........................         (60)         115         (110)         (52)
  Other income,  net ............................         119           47           40          199
                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  reorganization expenses, income taxes,
  minority interests and extraordinary gain on
  troubled debt restructuring ...................     (45,178)      (6,909)      (9,398)      (5,399)
Reorganization expenses, net ....................          --           --           --           --
                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes, minority interests and
  extraordinary gain on troubled debt
  restructuring .................................     (45,178)      (6,909)      (9,398)      (5,399)
  Income tax expense ............................          65          125          175           75
  Minority interests in net income (loss) of
    consolidated joint ventures .................         287          176          579          428
                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary gain on troubled debt
  restructuring .................................     (45,530)      (7,210)     (10,152)      (5,902)
                                                    ---------    ---------    ---------    ---------


                                                                    2000 Quarter Ended
                                                    ------------------------------------------------
                                                     Dec. 31     Sept. 30      Jun. 30      Mar. 31
                                                    ---------    ---------    ---------    ---------
Discontinued Operations:
  Income (loss) from operations .................          --           --           --           --
  Income (loss) from disposal ...................       2,495          324          (98)      (3,383)
                                                    ---------    ---------    ---------    ---------
Total discontinued operations ...................       2,495          324          (98)      (3,383)
                                                    ---------    ---------    ---------    ---------
Extraordinary gain on troubled debt
  restructuring, net of tax .....................     107,772           --           --           --
                                                    ---------    ---------    ---------    ---------
Net income (loss) ...............................   $  98,029    $   9,524    $  (3,962)   $  (4,872)
                                                    =========    =========    =========    =========
Earnings (Loss) Per Share
  Basic:
    Income (loss) from continuing operations ....   $   (0.25)   $    0.18    $   (0.08)   $   (0.03)
    Income (loss) from discontinued operations ..        0.05         0.01           --        (0.07)
    Extraordinary gain on troubled debt
     restructuring ..............................        2.17           --           --           --
                                                    ---------    ---------    ---------    ---------
    Net income (loss) per common share ..........   $    1.97    $    0.19    $   (0.08)   $   (0.10)
                                                    =========    =========    =========    =========
  Diluted:
    Income (loss) from continuing operations ....   $   (0.25)   $    0.17    $   (0.08)   $   (0.03)
    Income (loss) from discontinued operations ..        0.05         0.01           --        (0.07)
    Extraordinary gain on troubled debt
     restructuring ..............................        2.17           --           --           --
                                                    ---------    ---------    ---------    ---------
     Net income (loss) per common share .........   $    1.97    $    0.18    $   (0.08)   $   (0.10)
                                                    =========    =========    =========    =========

                                                                    1999 Quarter Ended
                                                    ------------------------------------------------
                                                     Dec. 31     Sept. 30      Jun. 30      Mar. 31
                                                    ---------    ---------    ---------    ---------
Discontinued Operations:
  Income (loss) from operations .................       1,870       (7,957)     (27,841)       5,517
  Income (loss) from disposal ...................     (17,618)          --           --           --
                                                    ---------    ---------    ---------    ---------
Total discontinued operations ...................     (15,748)      (7,957)     (27,841)       5,517
                                                    ---------    ---------    ---------    ---------
Extraordinary gain on troubled debt
  restructuring, net of tax .....................          --           --           --           --
                                                    ---------    ---------    ---------    ---------
Net income (loss) ...............................   $ (61,278)   $ (15,167)   $ (37,993)   $    (385)
                                                    =========    =========    =========    =========
Earnings (Loss) Per Share
  Basic:
    Income (loss) from continuing operations ....   $   (0.91)   $   (0.15)   $   (0.21)   $   (0.12)
    Income (loss) from discontinued operations ..       (0.32)       (0.16)       (0.56)        0.11
    Extraordinary gain on troubled debt
     restructuring ..............................          --           --           --           --
                                                    ---------    ---------    ---------    ---------
    Net income (loss) per common share ..........   $   (1.23)   $   (0.31)   $   (0.77)   $   (0.01)
                                                    =========    =========    =========    =========
  Diluted:
    Income (loss) from continuing operations ....   $   (0.91)   $   (0.15)   $   (0.21)   $   (0.12)
    Income (loss) from discontinued operations ..       (0.32)       (0.16)       (0.56)        0.11
    Extraordinary gain on troubled debt
     restructuring ..............................          --           --           --           --
                                                    ---------    ---------    ---------    ---------
     Net income (loss) per common share .........   $   (1.23)   $   (0.31)   $   (0.77)   $   (0.01)
                                                    =========    =========    =========    =========

      The quarterly results have historically varied based upon unusual and infrequently occurring charges. See Note 15 to the company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      BANKRUPTCY PROCEEDINGS. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000. As of such date, the Debtors are operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. Although the filing of the Chapter 11 cases constitutes defaults under the company's principal debt instruments, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. See Note 3 to the company's Consolidated Financial Statements.

      Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the new plan of reorganization, which is yet to be developed. Therefore, it is not possible to fully or completely estimate the liquidation amount of the liabilities subject to compromise at December 31, 2000 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

      CREDIT FACILITIES. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. On September 21, 2000 and January 29, 2001, the company permanently reduced the commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not be able to borrow against due to the Debtors' bankruptcy proceedings. Effective February 6, 2001, the Senior Credit Facility lenders and the company terminated the agreement. As of December 31, 2000, the lenders had outstanding irrevocable letters of credit issued for the benefit of the company totaling $2.1 million. In connection with the termination of the Senior Credit Facility, the company established new letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo") and such new letters of credit are fully secured by interest bearing cash deposits of the company held by Wells Fargo.

      The Debtors entered into a secured debtor-in-possession ("DIP") financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility), as of August 30, 2000. The agreement provides that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP agreement. See Note 8 to the company's Consolidated Financial Statements for further details. Through April 2, 2001, no borrowings had been made under the DIP financing agreement; however, at such date, the borrowing base was approximately $35.5 million pursuant to the limitations of the DIP financing agreement.

      On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders"). Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 11 to the company's Consolidated Financial Statements for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In connection therewith, the company recognized an extraordinary gain of approximately $107.8 million, net of tax, in its Consolidated Statements of Income.

      GENERAL. The company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, any plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of any proposed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993, known as "Stark II," and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $20.7 million to $27.3 million at December 31, 2000 compared to $6.6 million at December 31, 1999.

      Net cash provided by operating activities was approximately $42.6 million for the year ended December 31, 2000, compared to $9.5 million of net cash used in operating activities for the year ended December 31, 1999. The significant components of the operating cash flows are as follows (in millions):

                                                                                                           Years Ended December 31,
                                                                                                           ------------------------
                                                                                                             2000           1999
                                                                                                           --------        --------
Continuing operations after non-cash charges and before
  gains on sales of businesses .....................................................................       $ 22,547        $ (1,661)
Changes in operating assets and liabilities, net:
  Accounts receivable ..............................................................................          3,490         (36,828)
  Prepaid expenses, inventories and other assets ...................................................          8,275           3,136
  Current and other liabilities, including accrued interest ........................................         12,418          26,203

Cash basis restructuring costs .....................................................................         (3,505)         (2,375)
Cash used by reorganization items, net .............................................................         (1,581)             --
Miscellaneous, other ...............................................................................            919           2,057
                                                                                                           --------        --------
        Totals .....................................................................................       $ 42,563        $ (9,468)
                                                                                                           ========        ========

      The increase in the cash provided by continuing operations after non-cash charges and before gains on sales of businesses is principally attributable to
(i) management's cost reduction programs implemented in December 1999, (ii) a favorable change in core therapy mix which provided a higher gross margin to the company and (iii) more efficient utilization of company resources toward profit generation.

      The net change in cash provided by or (used in) in the accounts receivable activity relates to (i) increased collection efforts in 2000 and certain recoveries of amounts previously deemed to be uncollectible, (ii) the absence of a continued build-up in the accounts receivable balances accompanying the CPS revenue growth due to disposition of the CPS business effective July 31, 2000 and (iii) an overall decline in the infusion therapy net revenue of approximately 7.4%, which is indicative of management's initiative to favorably change the core therapy mix.

      Net cash provided by investing activities was $37.8 million for the year ended December 31, 2000 as compared to cash used for investing activities of $7.3 million in the year ended December 31, 1999. For 2000, cash provided by investing activities is primarily due to cash proceeds of $41.3 million from the sale of the CPS business and the receipt of a $0.3 million contingent earn-out payment related to one of the company's operating subsidiaries, offset by purchases of property and equipment totaling approximately $3.5 million.

      Net cash used in financing activities was $56.0 million for the year ended December 31, 2000 compared to cash provided by financing activities of $43.4 million for the year ended December 31, 1999. For 2000, cash used in financing activities included net debt repayments of $54.1 million, debtor-in-possession financing fees of $0.5 million and cash distributions paid to minority interests of $1.4 million.

      Management believes that the net costs for the Debtors' reorganization and bankruptcy proceedings will result in significant use of cash for the year ending December 31, 2001. These items principally consist of professional fees and expenses and employee retention payments. Management believes that such costs will primarily be funded through cash provided by operations and, if necessary, borrowings from the DIP financing agreement.

      The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be a part of R-Net's bankruptcy estate. However, management does not expect that such amounts, if any, will be material to the financial condition or cash flows of the company.

      As of December 31, 2000, the company did not have any material commitments for capital expenditures; however, management is currently evaluating all of the company's information systems. Pending the outcome of this evaluation, certain commitments for material capital expenditures may result.

      Coram is in a dispute with the Internal Revenue Service regarding certain tax refunds previously received by the company. Should it not prevail in the majority of the issues in dispute, Coram would need to access funds to address the alleged deficiency of approximately $12.7 million, plus interest and penalties. Furthermore, management cannot predict whether any future objections of the Official Committee of the Equity Security Holders in the Debtors' bankruptcy proceedings will be forthcoming or if they would prevent confirmation of a plan of reorganization set forth by the Debtors' management. Outcomes unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 3, 4 and 13 to the company's Consolidated Financial Statements.

      PART A AND PART B MEDICARE SURETY BONDS. As discussed in Item 1 under "Government Regulation," the Health Care Financing Administration ("HCFA") is reviewing the bonding requirements for Part A certified home health agencies and Part B suppliers as a condition of participation in the Medicare program. Management expects that the compliance date for having the necessary bonds in place will be sixty days after the publication of the final rule. Such bond amounts may be funded in whole or in part through cash generated from operations or from available funds under the terms of the DIP financing agreement. Any borrowings under the DIP financing agreement could reduce amounts available under that facility to fund other company capital requirements. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting a bonding requirement may be to obtain bonds through a qualified insurance carrier. No assurances can be given that capital generated by operations or funds under the terms of the DIP financing agreement or availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements, when finalized.

      WORKING CAPITAL. Working capital at December 31, 2000 is a deficit of $97.1 million compared to working capital surplus of $71.0 million at December 31, 1999, a decrease of $168.3 million. The change in working capital is primarily due to an increase in current liabilities relating to liabilities subject to compromise, which includes the full amount of the company's Series A Notes and the Series B Notes aggregating approximately $153.3 million, and accruals for management incentive compensation, as well as, administrative costs of the Debtors' bankruptcy proceedings. See Note 3 to the company's Consolidated Financial Statements.

      ACCOUNTS RECEIVABLE. Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is a spread between when the company collects payments for services and when the company pays for salaries, supplies and overhead related to that service. As such, as Coram grows its revenue, the need for working capital increases. As a result, due to the timing difference between cash received from the growth in sales and disbursement of cash to pay the expenses associated with these sales, the amount of cash generated from accounts receivable may not be sufficient to cover expenses associated with the growth of the business. Furthermore, if Coram incurs a significant increase in its days sales outstanding of accounts receivable, the borrowing base under the terms of the DIP financing agreement could be reduced, which in turn would reduce the amount of available credit under the agreement. Also see Item 7. under the caption "Risk Factors." Coram may not be able to meet its increased cash requirements.

RISK FACTORS

      THERE CAN BE NO ASSURANCE REGARDING CORAM'S GOING CONCERN RELATED TO THE CHAPTER 11 PROCEEDINGS.

      The company's ability to continue operations is dependent upon, among other things, the ability of the company to comply with the terms of the DIP financing arrangement, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurances that any plan of reorganization will be approved by the Bankruptcy Court or that such a plan will allow the company to operate profitably. Any plan of reorganization and other actions during the Chapter 11 proceedings could change materially the financial condition and/or outlook of the company. Furthermore, the future availability or terms of financing can not be determined in light of the Chapter 11 filings and there can be no assurance that the amounts available through the DIP financing will be sufficient to fund the operations of the company until a proposed plan of reorganization is approved by the Bankruptcy Court. In addition, the company may experience difficulty in attracting and maintaining patients and appropriate personnel as a result of the Chapter 11 proceedings.

      CORAM'S FUTURE PROFITABILITY IS NOT CERTAIN WHICH COULD ADVERSELY AFFECT THE COMPANY'S CONTINUED OPERATIONS AND STOCK PRICE.

      Numerous factors have affected Coram's performance and financial condition to date, including, among others: (i) ongoing pricing pressure in Coram's infusion therapy business as a result of a continuing shift in payer mix from private indemnity insurance to managed care and governmental payers and intense competition among infusion providers; (ii) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by Coram; and (iii) increased competition from hospitals and physicians which have entered into risk-sharing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by Coram. There can be no assurance that the foregoing factors will not continue to have an adverse effect on the company's financial condition and results of operations in the future.

      THE OUTCOME OF PENDING BANKRUPTCY AND LEGAL PROCEEDINGS COULD ADVERSELY AFFECT CORAM'S BUSINESS.

      As described in Item 3. Legal Proceedings, Coram is involved in several legal disputes. Additionally, Coram Healthcare Corporation and Coram, Inc. are currently in Chapter 11 Bankruptcy. Even though Coram intends to pursue its claims and defend itself vigorously in these matters, the company can not predict the outcome of current and future matters due to the uncertainties inherent in litigation and bankruptcy proceedings. Pending the submission of a plan of reorganization and its approval by the Bankruptcy Court and the outcome of certain legal disputes, the financial condition, results of operations and liquidity of the company may be materially adversely affected.

      OPERATIONS MAY BE ADVERSELY AFFECTED BY THE SIGNIFICANT OUTSTANDING INDEBTEDNESS.

      Following the exchange of debt for Coram Inc. Series A Notes Preferred Stock, Coram had approximately $153.3 million outstanding long-term debt in the form of Series A and Series B Notes at an interest rate of 9.0% per annum maturing on June 30, 2001. Pending the submission of plan of reorganization and its approval by the Bankruptcy Court, the financial condition, results of operations and liquidity of the company may be materially adversely affected. See Item 7. "Liquidity and Capital Resources." and Note 8 to the company's Consolidated Financial Statements.

      UNDER THE PROVISIONS OF STARK II LAW, CORAM WILL NEED TO MAINTAIN CERTAIN EQUITY REQUIREMENTS IN ORDER TO BE ABLE TO AVOID DISRUPTION IN ACCEPTING REFERRALS OF CERTAIN PATIENTS FROM PHYSICIANS WHO MAY OWN SHARES OF CORAM COMMON STOCK.

      Coram has learned that certain physicians have, from time to time, owned shares of its common stock. Under federal law, including certain provisions contained in the Stark II law, the ownership of shares in a healthcare service provider is a financial relationship subject to federal regulation. For example, the Stark II law prohibits a physician from making Medicare or Medicaid referrals for certain "designated health services," including durable medical equipment, parenteral and enteral nutrition therapy and outpatient prescription drugs, to entities with which the physician or an immediate family member has a financial relationship, unless an exception to the law is available. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the gain on troubled debt restructuring and the disposition of CPS, at December 31, 2000 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the three years in the period ended December 31, 2000, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include civil penalties that could be imposed upon the company or the referring physician, regardless of whether either the physician or the company intended to violate the law. Accordingly, if the company's common stock remains publicly traded, and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients with government sponsored benefit programs or run a significant risk of noncompliance with Stark
II. Ceasing to accept such referrals could materially adversely affect the company's financial condition and business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

      CORAM MAY NOT BE ABLE TO MEET ITS INCREASED CASH REQUIREMENTS.

      Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition is expected to be accomplished in stages beginning April 1, 2001 and ending in the third quarter of the same year. Management has taken certain actions to mitigate the potential shortfall in cash collections during the upcoming transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be completed by the end of the third quarter of 2001, that the consolidation will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections during or after the transition period.

      Coram has experienced pressures from vendors to tighten payment terms for needed drugs and supplies. Noncompliance with terms could result in the company not having access to the necessary drugs and supplies to maintain or grow its present business. In addition, Coram relies heavily on the collection of third party payments from insurance providers to pay these vendors. In connection therewith, it is imperative that the company maintains tightly controlled cash collection and billing practices. There can be no assurance that third party payers will not extend the time in which they pay Coram for its services. Furthermore, there can be no assurances that the closure and consolidation of several reimbursement sites in 2001 will not cause a significant shortfall in cash collections. Any disruption in cash collections, either due to changes in third party payment practices or shortfalls resulting from the closure and consolidation of Coram's reimbursement sites would cause additional liquidity pressures on the company.

      AVERAGE WHOLESALE PRICE CHANGES HAVE AND MAY CONTINUE TO TREND IN A DIRECTION THAT IS ADVERSE TO CORAM'S INDUSTRY.

      For most of the drugs that Coram provides to its patients, it is reimbursed by many of its governmental and third party payers according to rate schedules that are based on the Average Wholesale Price ("AWP") of the drugs provided. AWP is an industry term that is intended to represent the prices at which retail pharmacies, such as Coram, acquire individual drugs from drug manufacturers and distributors. Certain independent sources, including Medical Economics, Inc. and First DataBank, Inc., publish AWP lists for use by the pharmacy and healthcare industries. These independent sources survey drug manufacturers and use the price information provided by these drug manufacturers to calculate AWPs for nearly all the drugs received by Coram's patients. The AWPs provided by these independent sources are intended to represent the prices at which retail pharmacies acquire the drugs provided to their patients. Thus AWPs for drugs should rise and fall roughly corresponding to the rise and fall of the price at which retail pharmacies purchase their drugs.

      Since the company is reimbursed by many of its governmental and third party payers for most of the drugs that it provides according to rate schedules that are based on AWP, the company's reimbursement rates for these drugs should move roughly along with the price at which it acquires the drugs. However, in many cases, the AWPs for certain drugs have failed to keep pace with rapid unit cost price increases for those drugs. In such instances, the margin between Coram's reimbursement rate and the cost at which it acquired the drug, which margin should cover the costs of the clinical services and overhead expenses associated with the delivery and administration of the drug, has been substantially reduced or eliminated.

      Since 1997, the cost at which Coram has acquired certain drugs has increased over eighty percent with no corresponding increase in AWP. Due to supply shortages, certain drugs derived from blood products, such as certain immunoglobulin agents, have in some instances experienced substantial increases in their unit cost purchase price when compared to their relative changes in AWP. There can be no assurances that the upward trend in the cost of certain drugs will cease, or that the AWPs for certain drugs will keep pace with the increasing unit costs of those drugs. Further significant increases in drug costs that are not accompanied by corresponding increases in AWP could have in a material adverse impact on the company's profit margins.

      THE COMPANY'S REVENUE AND PROFITABILITY ARE SUBJECT TO PRICES PAID BY THIRD PARTY PAYERS.

      The company receives payment from government programs and insurance companies for the services it provides. The rates paid by these third parties cannot be controlled by the company and may not be sufficient to allow Coram to generate a profit from providing its services. Additionally, managed care payers and traditional indemnity insurers are increasingly requesting fee structures and other arrangements providing for the assumption by healthcare providers of all or a portion of the financial risk of providing care. The failure of these third party payers to pay prices adequate enough to cover the company's operating expenses could have a material adverse effect on the business, results of operation or financial condition of Coram.

      Additionally, the company maintains certain critical third party vendor relationships with Cardinal Health, Inc. and Baxter Healthcare Corporation. The combined aggregate purchases from these two vendors accounted for approximately 78% of the total activity for the year ended December 31, 2000. Although management considers its relationships with these two important drug and supplies vendors to be good and stable, there can be no assurances that such relationships will continue. Should either of these vendors elect not to provide drugs and supplies to the company on a recurring basis, there would likely be a significant disruption to the company's business and the results of operations could be adversely impacted until such time as a replacement vendor could be identified. Moreover, there could be no assurances that the pricing structure that the company currently enjoys could be matched by a replacement vendor. Additionally, because the company's patient census has declined over the past year, its ability to meet volume commitments with certain vendors has eroded, thereby causing additional price increases on some contracts. Further declines in patient census could result in a breach of a contract that could have significant negative financial impact to the company. It would also erode the positive image management has developed with the vendor community and adversely impact the company's ability to leverage its purchasing activity with new vendors.

      THE ONGOING SHIFT OF SERVICES DELIVERED TO PERSONS COVERED UNDER BENEFIT PLANS FUNDED BY GOVERNMENTAL OR MANAGED CARE PAYERS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Since the inception of Coram's business in 1994, it has been experiencing a shift in its payer sources from private indemnity payers to governmental and managed care payers. Private indemnity payers typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payers. Congress has reduced reimbursement rates applicable to certain home health and durable medical equipment services. Similarly, other legislative and regulatory proposals have been made which, if adopted, would have the effect of reducing the amount received by Coram for its services. Moreover, intense competition among providers of healthcare services have encouraged managed care payers to continue to reduce the prices paid for services, including the services offered by Coram.

      CORAM MAY FIND ITSELF UNABLE TO PROCURE THE PRODUCTS NECESSARY TO SERVE ITS PATIENTS.

      The ability to acquire factor product under normal conditions is volatile, but currently the international demand for certain factor products far exceeds the supply. Availability of factor product from manufacturers is spotty, thereby requiring the company to purchase through the blood broker market wherein pricing may not be favorable to the company and product availability can change significantly from day to day. During such times of shortages, prices soar with limited availability to pass these additional costs on to patients. Due to the nature of factor manufacturing processes, intermittent product shortages may be experienced from time to time, which may make it difficult for Coram to meet the needs of its patients and may have an adverse impact on Coram's future results of operations. These shortages could be due to insufficient donor pools, failed production lots, contamination, etc. Moreover, a single patient's requirements may, at any given time, expend what would normally be a whole month's inventory for multiple patients. During March 2001, the company began experiencing difficulties obtaining recombinant factor VIII (rVIII) due to a nationwide shortage of this product which was precipitated by Federal Drug Administration requirements exceeding expectations of current manufacturing. Coram currently has a supply of this factor product in inventory to meet immediate patient demands; however, management is proactively taking steps to secure inventory of this product at levels sufficient to meet anticipated future demands. These steps include, but are not limited to, declining new patients for this particular factor product until the shortage eases, as well as, asking patients who are currently using rVIII to consult with their physicians and consider voluntarily switching to appropriate alternative products on a temporary basis. Under normal circumstances, limited allocations of products from manufacturers greatly impacts the company's ability to expand its customer base, but management believes this current factor shortage is likely to impair the company's ability to grow this segment of its business. Coram's potential inability to purchase pharmaceutical products and supplies required by its patients could have a material, adverse impact on the company's business.

      CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD GIVE INCREASED PRICING POWER TO PURCHASERS OF THE COMPANY'S SERVICES AND REDUCE THE COMPANY'S REVENUE AND PROFITS.

      Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the healthcare economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. This increased pressure may require the company to reduce its prices or forfeit existing or new business which would have a material adverse effect on its business, financial condition and results of operations.

      CORAM FACES SIGNIFICANT COMPETITION AND MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

      Coram competes in the alternate site infusion therapy market which is highly competitive. Some of Coram's current and potential competitors include:

            (i)   integrated providers of alternate site healthcare services;

            (ii)  hospitals;

            (iii) local providers of multiple products and services offered for the alternate site healthcare market; and

            (iv) physicians and physician owned organizations such as independent practice associations and multi-specialty group practices.

      Coram has experienced increased competition in its alternate site infusion therapy business from hospitals and physicians that have sought to increase the scope of services offered at or through their facilities or offices, including services similar to those offered by the company and from hospitals and physicians that have entered into risk relationships with managed care organizations pursuant to which they have taken control of certain medical services, including the services offered by the company. Certain competitors in various markets may have superior financial, marketing or managerial resources, size, purchasing power or strategic relationships with providers, referral sources, such as physicians and hospital discharge planners, and traditional indemnity and managed care payers.

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

      THE SUCCESS OF CORAM'S BUSINESS IS DEPENDENT ON RELATIONSHIPS WITH THIRD PARTIES.

      The profitability of Coram's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payers, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional health providers and insurance companies and large self-insured employers. A central feature of the company's business strategy is to improve its relationships with such third parties and with physicians and physician groups. There can be no assurance that the company will be successful in improving and maintaining such relationships or that the company's existing relationships will be successfully maintained or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of existing relationships such as the loss of its relationship with Aetna and its affiliated company, Prudential, or the failure to continue to develop and maintain ongoing relationships in the future could have a material adverse effect on the company's business, financial condition and results of operations. See Item 7. "Business Strategy."

      CORAM'S BUSINESS MAY SUFFER IF IT IS UNABLE TO RETAIN KEY PERSONNEL.

      Coram is substantially dependent upon the services of its key executive officers, which include Daniel D. Crowley, Chairman and Chief Executive Officer and Allen J. Marabito, Executive Vice President. The loss of services of any of these executives could have a material adverse effect on the company. The company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of professional personnel. There can be no assurance that the company will be successful in its efforts to attract and retain such personnel.

      CORAM MAY BE UNABLE TO RECRUIT APPROPRIATE PERSONNEL, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

      The continued operation of Coram's business, as well as its future growth and success, depends upon its ability to recruit and retain a staff of professional personnel, including licensed pharmacists and nurses. Certain parts of the United States, including certain states in which the company has operations, are currently experiencing a shortage of these licensed professionals. Coram has been affected by this shortage and management believes that its current financial position has made it more difficult for the company to recruit and retain experienced professional personnel. As a result, the company has experienced higher contract labor costs. A continued prolonged shortage of either or both of these types of professionals being available to or interested in working with Coram could have a material adverse effect on the company's business, results of operations and financial condition.

      CORAM'S COMMON STOCK IS SUBJECT TO A HIGH DEGREE OF RISK AND MARKET VOLATILITY.

      As a result of the Chapter 11 bankruptcy filings of the Debtors, the equity interests of the common stockholders are subject to a high degree of risk. Should a plan of reorganization similar to the Restated Joint Plan of reorganization be approved, the complete elimination of the equity interests of CHC would occur. The Bankruptcy Court appointed Goldin Associates, L.L.C. as independent restructuring advisors to the Debtors to assess, among other things, the appropriateness of the Restated Joint Plan of reorganization. Goldin is also appointed as an arbiter between the Debtors and the Official Committee of the Equity Security Holders in the Debtors' bankruptcy proceedings. See Note 3 to the company's Consolidated financial Statements.

      There has historically been and may continue to be significant volatility in the market price for Coram's common stock. Factors include, but not limited to, the Debtors' Chapter 11 bankruptcy proceedings, actual or anticipated fluctuations in Coram's operating results, new products or services introduced or new contracts entered into by the company or its competitors, conditions and trends in the healthcare industry including changes in government reimbursement policies, changes in financial estimates by securities analysts, general market conditions and other factors could cause the market price of Coram's common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of healthcare companies. These broad market fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company. There can be no assurances that such litigation will not occur in the future with respect to Coram. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon Coram's business, financial condition and results of operations.

      CORAM'S REIMBURSEMENT RATES MAY BE ADVERSELY IMPACTED BY RECENT REGULATORY ACTION.

      Approximately thirty state Medicaid programs have adopted regulations or other policies whereby they will begin applying a new average wholesale price list to calculate the amounts that they will pay for certain drugs furnished to Medicaid beneficiaries for services rendered on or after May 1, 2000. Other states may be expected to adopt similar regulations or policies. These new average wholesale price lists would drastically reduce the rates at which the Medicaid programs would reimburse pharmacy providers such as Coram for their services. The drugs and services scheduled for the rate reduction include over 400 individual therapeutic solutions, representing approximately fifty different drug therapies, many of which are commonly received by Coram's patients. The reductions range in size from a ten percent to over ninety percent decrease in the rates that the Medicaid programs would reimburse for these drugs, supplies and services. Some or all of these state Medicaid programs may be expected to adopt new average wholesale price lists that further expand the rate reduction to additional drugs and supplies commonly received by Coram's patients.

      Coram has not experienced, and does not expect to experience, any significant decrease in the cost for which it acquires drugs and supplies that would correspond to the decreased reimbursements from the state Medicaid programs. In addition, the state Medicaid programs have made no efforts to balance the reduction in drug and supply reimbursements with a corresponding increase in the amounts which they reimburse providers, such as Coram, for the cost of the clinical services and related overhead associated with the procurement, delivery and administration of these drugs and supplies to Medicaid beneficiaries.

      For the year ended December 31, 2000, the company's net revenue derived from services rendered to Medicaid beneficiaries was approximately $34.4 million or 7.4% of the company's overall consolidated net revenue. The company cannot predict what impact such rate reductions will have on the company's results of operations or financial condition.

      The Medicare program and most private payer organizations with which the company does business also reimburse the company for its services using a formula that incorporates the average wholesale price of the drug delivered. If the federal Medicare program and/or private payer organizations adopt the Medicaid average wholesale price lists with the decreased drug reimbursement rates, Coram cannot provide any assurance that its results of operations and financial condition will not be materially adversely impacted.

      THE OPERATION OF CORAM'S BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

      GENERAL. Coram's healthcare services business is subject to extensive and frequently changing state and federal regulation. Specifically, Coram is subject to state laws governing and regulating several aspects of its business, including home infusion therapy services (including certificates of need and licensure requirements in certain states), dispensing, distributing and compounding of prescription products and home health services. Federal laws governing Coram's activities include regulation of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, the submission of claims for payment and certification of home health agencies. Coram also is subject to certain state and federal laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a prohibited financial relationship exists between a referring physician and the entity providing the service.

      New laws and regulations are enacted from time to time to regulate new and existing services and products in the home infusion and home health industries. Changes in the law or new interpretations of existing laws also could have an adverse effect on the company's methods and costs of doing business. Further, Coram's failure to comply with such laws could adversely affect its ability to continue to provide, or receive reimbursement for, its equipment, products and services, and also could subject Coram and its officers and employees to civil and criminal penalties. There can be no assurances that the company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

      Set forth below is a more detailed discussion of certain factors related to federal and state regulation of Coram and its business.

      MEDICARE AND MEDICAID REGULATIONS. As a provider of services under the Medicare and Medicaid programs, Coram is subject to federal laws and regulations governing its operations, arrangements with other providers and reimbursement procedures and practices. These laws include the federal anti-kickback statute, which prohibits the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a federal healthcare program. Violation of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") expanded the government's fraud and abuse elimination efforts. HIPAA, among other provisions, expands the government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payers; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. The applicable federal laws also include prohibitions contained in Stark II, which prohibits referrals by physicians for designated health services, which include outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services, if such physician has a disqualifying investment or compensation relationship with the supplier of such services and no exceptions applies. While Coram believes it has structured its financial relationships with physicians to comply with Stark II, a failure to comply with the provisions of Stark II could have a material adverse effect on the company. In addition, various federal laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

      Many states also have statutes prohibiting the payment or receipt of (or the offer or solicitation of) anything of value in return for, or to induce, a referral for healthcare goods or services. There are several other state statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these laws vary from state to state, are often vague and have seldom been interpreted consistently by courts and regulatory agencies. In addition, various state laws impose civil and criminal penalties against participants in the Medicaid program who make false claims for payment for services or otherwise engage in false billing practices. Private insurers and various state enforcement agencies have recently increased their scrutiny of healthcare providers' practices and claims, particularly in the home health and home medical equipment areas.

      Enforcement of federal fraud and abuse laws, and regulatory scrutiny generally has increasingly focused on the home healthcare industry. For example, Medicare fiscal intermediaries have implemented "Wedge" audits, which involve a review of a small sample of patient records to identify non-compliance. Any adverse findings under these types of audits can result in overpayment determinations and offsets against future payments. There can be no assurance that Coram will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable healthcare laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the company and diversion of management's time and attention. Any such challenge, whether ultimately sustained or not, could have a material adverse effect on Coram.

      MEDICARE CERTIFICATION. Federal regulations governing the Medicare program are also applicable to Coram's home health services. These regulations include an annual review of healthcare facilities and personnel and provide criteria for coverage and reimbursement. As of December 31, 2000, the company has one location certified by Medicare to provide home health services.

      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company's management is aware of certain current audits and reviews with respect to prior reimbursements from Medicare and Medicaid. While management believes that the company is in compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

      PERMITS AND LICENSURE. Many states require companies providing home infusion therapy products and services, home healthcare services, and other products and services of the type offered by Coram to be licensed. Through its subsidiaries, Coram currently is licensed under state law to provide nursing services in 20 states and currently is licensed to provide pharmacy services in 42 states and 1 Canadian province.

      CERTIFICATES OF NEED. Many states require companies providing home healthcare services, home infusion therapy and other services of the type offered by Coram to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If Coram commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the company will be required to obtain a certificate of need with respect to those operations. There can be no assurance that Coram would be able to obtain required certificates of need and the failure to obtain such certificates of need could adversely affect Coram's ability to grow its business.

      HEALTHCARE REFORM.

      The healthcare industry continues to undergo significant changes driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for healthcare providers. Continued growth in managed care and capitated plans have pressured healthcare providers to find ways of becoming more cost competitive. This has also led to consolidation of healthcare providers in the company's market areas. Coram's inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results.

      In addition, political, economic and regulatory influences are subjecting the healthcare industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present healthcare system. It is possible that healthcare reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require Coram to make significant changes in the way it conducts business. Certain aspects of healthcare reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material effect upon the company's business. Coram anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon Coram's business, results of operations, and financial condition.

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

      CORAM MAY BE UNABLE TO RESPOND TO TECHNOLOGICAL CHANGE EFFECTIVELY.

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

      As of December 31, 2000, the company had outstanding long-term debt of $153.6 million of which $153.3 million matures in June 2001 and bears interest at 9.0% per annum. The company also has a debtor-in-possession ("DIP") agreement providing for the availability of up to $40.0 million for use in connection with the operation of its businesses and the businesses of its subsidiaries. The facility matures on the earlier of either confirmation of the Debtors' plan of reorganization or August 31, 2001 and bears an interest rate of prime plus 2.0%, which was 11.5% on December 31, 2000. As of December 31, 2000, the company had no borrowings under the DIP agreement. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 8 to the company's Consolidated Financial Statements.

      The debt to equity exchange transaction described in Note 8 to the company's Consolidated Financial Statements qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In accordance therewith, the Debtors will not recognize any interest expense on the Series A Notes and the Series B Notes until after their maturity in June 2001.

ITEM 8. FINANCIAL STATEMENTS

      The company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and financial statement schedule at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 and the Report of Independent Auditors are included in this report as indicated on the Index to Financial Statements and Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

      The following table sets forth certain information concerning each member of Coram's Board of Directors as of April 9, 2001. Except as provided below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

                                                             Director
       Name               Age   Position with Coram           Since
-----------------------   ---   -------------------          --------
Daniel D. Crowley......   53    Chairman of the Board          1999
Donald J. Amaral.......   48    Director                       1995
William J. Casey.......   56    Director                       1997
L. Peter Smith.........   51    Director                       1994
Sandra L. Smoley.......   64    Director                       2000


      Mr. Crowley joined Coram as its Chairman, Chief Executive Officer and President as of November 30, 1999.

In addition, Mr. Crowley serves as Chairman, Chief Executive Officer and President of Dynamic Healthcare Solutions, LLC, a privately held management consulting and investment firm that he established in 1997. Prior to founding Dynamic Healthcare Solutions, LLC, Mr. Crowley served as the Chairman, Chief Executive Officer and President of Foundation Health Corporation, a post that he had served for more than five years.

      Effective August 1, 1999, Mr. Crowley and an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement, executed a three-year employment agreement whereby Mr. Crowley is paid $960,000 per annum, plus the potential of performance related bonus opportunities, equity options and fringe benefits. Such agreement is subject to automatic one year extensions unless either party provides written notice within 60 days of the original expiration date or subsequent renewal dates. The agreement further provides that the Cerberus affiliate can unilaterally terminate the arrangement at any time by written notice; however, certain severance payments would be triggered by such termination. The services rendered by Mr. Crowley include, but are not limited to, business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Moreover, Mr. Crowley is the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company, which is a Cerberus affiliate portfolio investment. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California.

      A committee of persons claiming to own shares of the company's publicly-traded common stock (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against Mr. Crowley, Cerberus and Stephen A. Feinberg, a former member of the Board of Directors. The Equity Committee's lawsuit alleges a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice.

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

      Mr. Casey has served as a director of Coram since September 1997. Since 1983, Mr. Casey has served as a consultant in the healthcare industry, specializing in hospital management evaluation, hospital planning, managed care contracting and turnaround services. From 1986 to 1997, Mr. Casey also served as Contract Administrator for Emergency Department Physicians' Medical Group, Inc. and its affiliated medical groups, which provide physician services to non-governmental facilities. In addition, from 1988 to 1997, Mr. Casey served as Contract Administrator for NP Medical Group, Inc., which provides physician services to government facilities. Mr. Casey also serves as a director of TriCounties Bank.

      Mr. L. Peter Smith has served as a director of Coram since July 1994. Between November 1993 and July 1994, Mr. Smith was a director of Medisys, Inc. (one of the companies that joined together in 1994 to form Coram). Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys, Inc. in December 1992. Mr. Smith is also the Chief Executive Officer and a member of the Board of Directors of Ralin Medical, Inc., a company specializing in cardiac disease management. Mr. Smith also serves on the Board of Directors of Gateway, Inc. and AMSYS, Inc. Mr. Smith previously served on the Board of Directors of Sabratek Corporation from October 1992 through August 23, 1999. Sabratek Corporation filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code on December 17, 1999 and that proceeding is presently pending before the United States Bankruptcy Court in Delaware. In January 2000, the assets and certain liabilities of Sabratek Corporation's Device Business were acquired by Baxter Healthcare Corporation.

      Ms. Smoley was elected to Coram's Board of Directors on February 10, 2000. Ms. Smoley is the Chairperson and Chief Executive Officer of The Sandra Smoley Company, a healthcare and local government consulting firm based in Sacramento, California. From October 1993 to January 1999, she served as Secretary of the California Health and Welfare Agency. Prior to that time, she was Secretary of the California State and Consumer Services Agency from January 1993 to October 1993.

      Stephen A. Feinberg, a director of Coram since June 1998, resigned from the Board of Directors on July 24, 2000.

      Richard A. Fink, a director of Coram since July 1994, resigned from the Board of Directors on February 10, 2000.

EXECUTIVE OFFICERS

      The following table sets forth certain information concerning each of the executive officers of Coram, who serve at the pleasure of the Board of Directors. Biographical information with respect to Daniel D. Crowley is set forth under the caption "Board of Directors" above.


     Name                 Age            Position(s) with Coram
----------------------    ---   ----------------------------------------------
Daniel D. Crowley......   53    Chairman of the Board of Directors, Chief
                                 Executive Officer and President
Scott R. Danitz (1)....   43    Senior Vice President, Chief Financial Officer
                                 and Treasurer
Scott T. Larson (2)....   38    Former Senior Vice President, General Counsel
                                 and Secretary
Allen J. Marabito......   54    Executive Vice President
Vito Ponzio, Jr........   46    Senior Vice President, Human Resources
Joseph D. Smith (3)....   42    Former Chief Operating Officer


      (1) Effective January 1, 2001, Mr. Danitz was promoted to Chief Financial Officer and Treasurer.

      (2)   Effective January 15, 2001, Mr. Larson resigned his position with
            Coram.

      (3) Effective June 30, 2000, Mr. Smith resigned his position with Coram and currently has a one year consulting arrangement with the company that expires on June 30, 2001.

      Scott R. Danitz served as the company's Vice President and Controller from January 1998 through December 1999, Senior Vice President, Finance and Chief Accounting Officer from January 2000 through December 2000 and Senior Vice President, Chief Financial Officer and Treasurer since January 2001. Previously, Mr. Danitz was employed by First Data Corporation from 1989 through 1997 and held various positions, the most recent of which had been Vice President and Controller, Payment Instruments division.

      Scott T. Larson served as the company's Senior Vice President and General Counsel from July 1998 through his resignation date of January 15, 2001. In addition, Mr. Larson was elected Secretary in April 1999. Previously, Mr. Larson served as the company's Vice President and Legal Counsel from March 1996 to July 1998 and as Assistant General Counsel from July 1994 through February 1996. Between December 1991 and July 1994, Mr. Larson served as Corporate Counsel and later as Assistant General Counsel for T(2) Medical, Inc. (one of the companies that joined together in 1994 to form Coram). Before joining T2 Medical, Inc., Mr. Larson was employed as an attorney with the Atlanta-based law firm of Alston & Bird.

      Allen J. Marabito joined Coram effective November 30, 1999 as Executive Vice President. From 1997 to 1999, Mr. Marabito was in private law practice and Senior Vice President with Dynamic Healthcare Solutions, LLC. From 1991 to 1997, he served as Senior Vice President, Secretary and General Counsel of Foundation Health Corporation.

      Vito Ponzio, Jr. has served as the company's Senior Vice President, Human Resources since September 1998. Previously, Mr. Ponzio served as the company's Vice President of Human Resources from February 1996 to September 1998 and as Director of Human Resources from February 1994 to February 1996.

      Joseph D. Smith served as the company's Chief Operating Officer from January 1999 through his resignation date of June 30, 2000. In addition, Mr. Smith was President of the Resource Network division from March 1998 until November 1999. Prior to that time, Mr. Smith served as Chief Operating Officer of the East Area of the company beginning in December 1996. Preceding that and since September 1994, Mr. Smith had served as Area Vice President of the Northeast Area of the company. From 1993 until September 1994, Mr. Smith was the Eastern Area Vice President of H.M.S.S., Inc., a regional home infusion company acquired by Coram in September 1994. Effective June 30, 2000, Mr. Smith resigned his position with Coram and currently has a one year consulting arrangement with the company that expires on June 30, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 of the Securities Exchange Act of 1934, as amended, requires Coram's directors, executive officers and persons who beneficially own greater than 10% of a registered class of Coram's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon its review of copies of the Section 16 reports that Coram received and written representations from certain reporting persons, management believes that during its year ended December 31, 2000 all of its directors, executive officers and greater than 10% beneficial owners were in compliance with these filing requirements.

ITEM  11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF DIRECTORS

      FEES FOR BOARD SERVICE. Under current company policy, non-employee directors earn $2,000 for each Board of Directors' meeting attended in person and $750 for each Board of Directors meeting attended by telephone conference call. No compensation is earned for participating at meetings of committees of the Board of Directors. However, an exception to the aforementioned Board of Director fee structure is the compensation for Donald J. Amaral. Mr. Amaral currently receives a fixed $100,000 per annum for service on the Board of Directors and consulting services to the company's executive management. Such agreement will expire on May 16, 2001.

      Employee directors earn no additional compensation for service as a director. All directors are entitled to reimbursement for expenses incurred in connection with attending meetings of the Board of Directors or committees thereof. Compensation for participation on the Board of Directors is at the discretion of the Board of Directors. Effective April 1, 2000, the Board of Directors adopted resolutions approving an annual retainer of $12,000 for each non-employee director, except for Mr. Amaral. Due to the Debtors' bankruptcy proceedings, certain amounts payable to members of the Board of Directors have been stayed and, in connection therewith, such members have filed proofs of claims against the company's bankruptcy estate.

      Mr. Crowley, the only director who is currently an employee, received no additional compensation for service on the Board of Directors. In addition to the reimbursement for out-of-pocket expenses relating to meeting attendance, non-employee directors of Coram earned the following compensation for Board of Directors' meetings attended during the year ended December 31, 2000:

                Donald J. Amaral.......  $ 100,000
                William J. Casey.......     25,750
                Richard A. Fink (1)....        750
                Stephen A. Feinberg (2)     11,000
                L. Peter Smith.........     15,750
                Sandra L. Smoley.......     23,750


      (1) Effective February 10, 2000, Mr. Fink resigned from Coram's Board of Directors.

      (2) Effective July 24, 2000, Mr. Feinberg resigned from Coram's Board of Directors.

      OUTSIDE DIRECTORS' AUTOMATIC OPTION GRANT PROGRAM. Non-employee members of the Board of Directors participate in the Automatic Option Grant Program in effect under Coram's 1994 Stock Option Plan. On the date of each annual meeting of Coram's stockholders, each individual who will continue to serve as a non-employee Board member receives a non-statutory stock option to purchase 2,500 shares of Coram common stock at an exercise price equal to the fair market value of Coram's common stock on the automatic option grant date. Due to the absence of an annual meeting of Coram's stockholders during the year ended December 31, 2000, no stock options were granted pursuant to the Automatic Option Grant Program during such year. Additionally, each non-employee individual, upon being newly appointed or elected to Coram's Board of Directors, is automatically granted, at the time of such initial election or appointment, a non-statutory option to purchase 75,000 shares of Coram common stock. For the year ended December 31, 2000, options to purchase 75,000 shares relating to newly appointed/elected individuals were granted to Ms. Smoley upon her appointment to the Board of Directors on February 10, 2000, at an exercise price of $0.6875 per share. With regard to the stock options for both the newly appointed/elected Board members and the continuing Board members, each option is immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of Board service prior to the vesting of such shares. The optionee's option shares vest in a series of equal monthly installments over twelve months of Board service measured from the automatic option grant date. The shares subject to each automatic option grant under the 1994 Stock Option Plan vest in full upon (i) the optionee's cessation of Board service due to death or disability, (ii) an acquisition of Coram by merger or asset sale or (iii) a change in control of Coram. As of April 9, 2001, all stock options granted to members of the Board of Directors under the Automatic Option Grant Program are fully vested.

      Each automatic option granted to a non-employee Board member includes a limited stock appreciation right which allows the optionee, upon the successful completion of a hostile tender offer for more than 50% of Coram's outstanding securities, to surrender that option to Coram, in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of Coram common stock paid in the tender offer, less the exercise price payable per share.

      Following Richard A. Fink's resignation from Coram's Board of Directors on February 10, 2000, the Board of Directors granted a request made by Mr. Fink to amend his stock option agreement, dated September 9, 1998, pursuant to which Mr. Fink was granted options to purchase 75,000 shares of Coram's common stock at $1.6875 per share. Under the amendment, all such options became immediately exercisable and can be exercised at any time through the stated maximum option expiration date of September 9, 2008.

      The Debtors' restated joint plan of reorganization, if approved, would have effectively eliminated all options to purchase Coram's common stock because Coram Healthcare Corporation would be dissolved as soon as practicable after the effective date of the plan and all equity interests therein would be completely eliminated. Another plan put forth by the Debtors' management or other interested parties may have a similar effect, however, appropriate approvals thereof in accordance with the United States Bankruptcy Code would be required.

      Coram entered into indemnification agreements with each of its directors and executive officers that would require Coram to provide indemnification to each such person in certain circumstances for claims made against them in connection with their service on behalf of the company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the annual and long-term compensation earned by the Chief Executive Officer and the five most highly compensated current and former executive officers of the company (other than such Chief Executive Officer) during the year ended December 31, 2000 (collectively the "Named Executive Officers") for services rendered in all capacities to the company and its subsidiaries for each of the years in the three-year period ended December 31, 2000.

                                                   SUMMARY COMPENSATION TABLE
                                                                                                     Long-Term
                                                                                                    Compensation
                                                                    Annual Compensation                Awards
                                                       --------------------------------------------------------
                                                                                     Other Annual       Stock          All Other
      Name and Principal Position(1)          Year         Salary        Bonus      Compensation(2)   Options(#)     Compensation
---------------------------------------      ------    ----------      ---------    ---------------   ----------     ------------
Daniel D. Crowley (3)......................   2000      $ 650,000      $     --        $127,754              --       $  50,000
  Director and Chairman of the Board,         1999         50,000            --              --       1,000,000              --
  Chief Executive Officer and President       1998             --            --              --              --              --

Allen J. Marabito (4) .....................   2000      $ 310,000      $     --        $100,768              --       $  23,846
  Executive Vice President                    1999             --            --              --         500,000              --
                                              1998             --            --              --              --              --

Joseph D. Smith (5)........................   2000      $ 340,862      $     --        $     --              --              --
   Former Chief Operating Officer             1999        311,767            --              --         350,000              --
   and President, Resource Network            1998        264,827       217,500(8)           --          50,000              --
   division

Scott R. Danitz (6)........................   2000      $ 192,308      $     --        $     --          50,000       $  70,405
  Senior Vice President, Chief                1999        132,867       100,000(9)           --              --              --
  Financial Officer and Treasurer             1998        107,231        10,000(8)           --          45,000              --

Scott T. Larson............................   2000      $ 185,000      $     --        $     --          40,000       $ 100,000(10)
  Former Senior Vice President,               1999        184,914            --              --              --              --
  General Counsel and Secretary               1998        163,481       105,000(8)           --          75,000              --

Vito Ponzio, Jr. (7).......................   2000      $ 161,923      $     --        $     --          40,000       $  50,944
  Senior Vice President, Human                1999        143,846            --              --          50,000              --
  Resources                                   1998        129,827        86,250(8)           --          50,000              --


      In September 2000 and October 2000, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved payments of up to approximately $2.6 million for the Debtors' Key Employee Retention Pan ("KERP"), which provides for bonuses payable to certain key management personnel. The bonuses were scheduled to be paid in two equal installments: (i) the later of the date of emergence from bankruptcy or December 31, 2000 (the "First KERP Installment") and (ii) December 31, 2001 (the "Second KERP Installment"). Due to events that have delayed emergence from bankruptcy, in March 2001 the Bankruptcy Court approved early payment of the First KERP Installment to all participating individuals, except for Mr. Crowley and Mr. Marabito. Mr. Crowley and Mr. Marabito will receive their First KERP Installment upon emergence from bankruptcy. Only the First KERP Installment amounts paid in March 2001 are included in the table above as "All Other Compensation" because such amounts principally relate to the year ended December 31, 2000.

      The company also sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally cash collections and earnings before interest, taxes, depreciation and amortization ("EBITDA")), as well as, individual performance targets and objectives. On March 20, 2001, the Compensation Committee of the company's Board of Directors approved an overall award of approximately $13.6 million for those individuals participating in the MIP. No amounts from the MIP for the year ended December 31, 2000 are included in the table above because such amounts are not yet scheduled to be paid.

(1) See information above under captions "Board of Directors" and "Executive Officers" for employment history.

(2) Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual's annual salary and bonus reported for such individual for the year presented. The perquisites exceeding 25% of the total perquisites for the Named Executive Officers include (i) $3,600 per month for temporary corporate housing and an auto allowance of $1,800 per month for Mr. Crowley and (ii) $3,500 per month for temporary corporate housing and an auto allowance of $1,000 per month for Mr. Marabito. The aforementioned corporate housing and auto allowances for Mr. Crowley and Mr. Marabito are subject to certain customary tax gross-up adjustments. Such adjustments are included in the "Other Annual Compensation" amounts.

(3) Mr. Crowley participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $800,000. Mr. Crowley's allocated MIP amount for the year ended December 31, 2000 is approximately $10.8 million.

      Effective August 2, 2000, the company's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the debt to preferred stock conversion discussed in Notes 3 and 6 to the company's Consolidated Financial Statements, the company recorded a $1.8 million success bonus expense for the year ended December 31, 2000. Such success bonus will not be payable until such time as the Debtors' amended plan of reorganization is fully approved by the Bankruptcy Court.

      Mr. Crowley owns Dynamic Healthcare Solutions, LLC ("DHS"), a consulting company from which Coram purchased services. For the years ended December 31, 2000 and 1999, the company paid approximately $0.7 million and $0.2 million, respectively, to Mr. Crowley's consulting company for related consulting services and reimbursable expenses (such payments to DHS are not included in the table above). The terms and conditions of the underlying consulting agreement were approved by the company's Board of Directors when Mr. Crowley was hired by Coram. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Coram continues to reimburse DHS for the actual overhead costs of DHS' Sacramento, California location that are directly attributable to the duties Mr. Crowley performs on behalf of Coram. Such reimbursements do not include any element of profit for DHS.

(4) Mr. Marabito participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $150,000. Mr. Marabito's allocated MIP amount for the year ended December 31, 2000 is $930,000.

(5) Effective June 30, 2000, Mr. Smith resigned his position as Chief Operating Officer with Coram and has entered into a consulting agreement with the company. Under the agreement, Mr. Smith provides sales consulting services on an independent contractor basis until June 30, 2001. His consulting fee is $25,700 per month.

(6) Effective January 1, 2001, Mr. Danitz was promoted to Chief Financial Officer and Treasurer. Mr. Danitz participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $100,000, including $50,000 of which was paid on or about March 15, 2001. Mr. Danitz's allocated MIP amount for the year ended December 31, 2000 is approximately $245,000.

(7) Mr. Ponzio participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $80,000, including $40,000 of which was paid on or about March 15, 2001. Mr. Ponzio's allocated MIP amount for the year ended December 31, 2000 is approximately $199,000.

(8) This amount reflects performance, retention and discretionary bonuses paid in 1998 for services rendered in 1997.

(9) This amount reflects discretionary bonuses earned in 1998 and paid in 1999 and retention bonuses paid in 2000 for services rendered in 1999.

(10) Effective January 15, 2001, Mr. Larson resigned his position with Coram. In connection therewith, an incentive/retention bonus of $100,000 was paid to Mr. Larson in January 2001.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth information concerning options granted to each of the Named Executive Officers during the year ended December 31, 2000. In addition, in accordance with the rules of the Securities and Exchange Commission, hypothetical gains or "option spreads" that would exist for the respective options are also shown. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the options were granted over the full option term. No stock appreciation rights were granted to the Named Executive Officers during the year ended December 31, 2000.

                                           Individual Grants
                       -----------------------------------------------------------------    Potential Realizable Value at
                                      % of Total                                               Assumed Annual Rates of
                        Number of       Options                                              Stock Price Appreciation for
                       Securities     Granted to                                                 Option Term(1)
                       Underlying      Employees                                            ------------------------------
                         Options          in          Exercise Price      Expiration
Name                     Granted      Fiscal Year       Per Share            Date                 5%            10%
----                   ---------      -----------     --------------    ----------------    -----------    -------------
Daniel D. Crowley..           --              --       $     --                 --          $       --     $     --
Allen J. Marabito..           --              --             --                 --                  --           --
Joseph D. Smith....           --              --             --                 --                  --           --
Scott R. Danitz....       50,000            4.42          0.625         February 1, 2010        19,653       49,804
Scott T. Larson....       40,000            3.53          0.625         February 1, 2010        15,722       39,844
Vito Ponzio, Jr....       40,000            3.53          0.625         February 1, 2010        15,722       39,844

(1) Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the term of the option, subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of Coram's common stock and overall stock market conditions. The above table does not reflect changes in the market price of Coram's common stock subsequent to December 31, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

      The following table sets forth information concerning the outstanding stock options held by each of the Named Executive Officers at December 31, 2000. No stock options or stock appreciation rights were exercised by the Named Executive Officers during the year ended December 31, 2000. No stock appreciation rights were held by the Named Executive Officers as of such date.

                        Number of Unexercised           In-the-Money
                             Options at                  Options at
                          December 31, 2000           December 31, 2000(1)
                     --------------------------   ----------------------------
Name                 Exercisable  Unexercisable   Exercisable    Unexercisable
----                 -----------  -------------   -----------    -------------
Daniel D. Crowley ..   333,333      666,667        $  --            $  --
Allen J. Marabito ..   166,667      333,333           --               --
Joseph D. Smith ....        --           --           --               --
Scott R. Danitz ....    28,853       66,147           --               --
Scott T. Larson ....   115,625       74,375           --               --
Vito Ponzio, Jr ....   140,467       99,533           --               --


(1) Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for Coram's common stock on December 31, 2000 ($0.42) from the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. If the closing price for Coram's common stock on December 31, 2000 is greater than the exercise price of the option, the option is "in-the-money." For the purpose of such calculation, the market price per share is the applicable market price as of December 31, 2000 and does not reflect market price changes subsequent to December 31, 2000.

      Shares subject to options granted to the company's Named Executive Officers under the 1994 Stock Option Plan will immediately vest in full upon (i) an acquisition of the company by merger or asset sale in which such options are not to be assumed by the acquiring entity or (ii) if such options are so assumed, the subsequent involuntary termination of the optionee's employment within eighteen months following such acquisition. In addition, the Compensation Committee of the Board of Directors, as the 1994 Stock Option Plan administrator, has the authority to provide for the accelerated vesting of the shares of the company's common stock subject to outstanding options held by the company's executive officers. Similarly, the Compensation Committee can accelerate vesting of any unvested shares actually held by those individuals under the 1994 Stock Option Plan in connection with a hostile takeover of the company effected through a successful tender offer for more than 50% of the company's outstanding securities, or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board of Director membership, or in the event such individual's employment were involuntarily terminated following such hostile takeover.

      The Debtors' restated joint plan of reorganization, if approved, would have effectively eliminated all options to purchase Coram's common stock because Coram Healthcare Corporation would be dissolved as soon as practicable after the effective date of the plan and all equity interests therein would be completely eliminated. Another plan put forth by the Debtors' management or other interested parties may have a similar effect, however, appropriate approvals thereof in accordance with the United States Bankruptcy Code would be required.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

      The company has entered into or anticipates entering into employment and/or severance agreements with its Named Executive Officers and certain other executive officers as described below.

      DANIEL D. CROWLEY. Effective November 30, 1999, Coram entered into an employment agreement with Daniel D. Crowley, for a three-year term commencing on such date, unless otherwise terminated in accordance with its terms. The agreement also provides for two automatic one year renewals after the completion of the initial three year term. Under the agreement and related amendments, Mr. Crowley serves as Chairman of the Board of Directors, President and Chief Executive Officer of the company. He receives a base salary of $650,000 per year, subject to annual merit adjustments, and the right to receive performance bonuses, which are characterized as an EBITDA bonus and a refinancing success bonus. The EBITDA bonus generally provides incentive compensation by measuring operating results (EBITDA) against target EBITDA established by the Compensation Committee of the Board of Directors before the beginning of each year. Pursuant to the second amendment to Mr. Crowley's employment agreement, dated April 6, 2000, such EBITDA bonus for the year ended December 31, 2000 utilizes a two-tier methodology whereby Mr. Crowley receives the sum of (i) 25% of the company's EBITDA in excess of $14 million and (ii) a one-time $5 million enhanced bonus, which may be shared with other individuals as designated by Mr. Crowley, if the company's EBITDA exceeds $35 million. The refinancing success bonus provides for a $1.8 million award upon confirmation of the Debtors' plan of reorganization, if the plan includes a refinancing component. A refinancing, as contemplated by the third amendment to the employment agreement, dated August 2, 2000, is a Board of Directors approved transaction or series of related transactions that converts some or all of the company's principal debt instruments into new debt instruments and/or equity securities (common or preferred) of Coram Healthcare Corporation and Coram, Inc. The company's principal debt instruments are further defined to be those under the Securities Exchange Agreement and the Senior Credit Facility (see Note 8 to the company's Consolidated Financial Statements). Additionally, Mr. Crowley is also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merges with or is acquired by another company.

      Under the employment agreement, Mr. Crowley was also granted options to purchase 1,000,000 shares of Coram's common stock at $0.75 per share (the stock price of the company on November 29, 1999). The options vest and become exercisable in three equal annual installments upon Mr. Crowley's completion of each year of service. Mr. Crowley also receives four weeks of vacation, an automobile allowance in the amount of $1,800 per month, a tax preparation fee allowance, certain customary tax gross-up adjustments, temporary corporate housing in Denver and a company sponsored $1.0 million life insurance policy with Mr. Crowley's designee as the beneficiary thereunder. Mr. Crowley is also eligible for health, dental, medical and group life insurance. As part of the agreement, Mr. Crowley agreed that during the term of his employment at the company, and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Crowley may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

      If Mr. Crowley's duties are substantially altered or his employment is terminated by the company other than for cause or voluntarily by Mr. Crowley in the event that the company fails to comply with any material provision of the agreement, then Mr. Crowley would be entitled to receive his base salary, automobile allowance and all available bonuses otherwise payable pursuant to the employment agreement for a period of three years from the date of separation. Additionally, during such three-year period, Mr. Crowley would retain his eligibility to participate in the company's health, dental, medical, group life and similar welfare benefit plans, as well as, the aforementioned company sponsored $1.0 million life insurance policy. If the Board of Directors and Mr. Crowley mutually agree to a new Chief Executive Officer and/or President, then all of the terms and conditions of Mr. Crowley's employment agreement would continue in effect; however, the aforementioned EBITDA bonus would be subject to an allocation between Mr. Crowley and the new executive.

      ALLEN J. MARABITO. Effective November 30, 1999, Coram entered into an employment agreement with Allen J. Marabito, for a three-year term commencing on such date, unless otherwise terminated in accordance with its terms. Under the agreement and related amendment, Mr. Marabito serves as Executive Vice President of the company. He receives a base salary of $310,000 per year, subject to annual merit adjustments, and the right to receive a performance bonus between 60% and 300% of his base salary, if the company's EBITDA exceeds the EBITDA target for that year that was established by the Compensation Committee of the Board of Directors. He is also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merges with or is acquired by another company. If Mr. Marabito's employment is terminated by the company other than for cause or voluntarily by Mr. Marabito in the event that the company fails to comply with any material provision of the agreement, then Mr. Marabito would be entitled to receive his base salary through the longer of (i) the remaining term of the agreement; or (ii) twenty four months, plus the EBITDA target bonuses during such period. Under the agreement, Mr. Marabito was also granted options to purchase 500,000 shares of Coram's common stock at $0.8125 per share (the stock price of the company on December 17, 1999). The options vest and become exercisable in three equal annual installments upon Mr. Marabito's completion of each year of service. Mr. Marabito also receives four weeks of vacation, an automobile allowance in the amount of $1,000 per month, a tax preparation fee allowance, certain customary tax gross-up adjustments and temporary corporate housing in Denver. Mr. Marabito is also eligible for health, dental, medical and group life insurance. As part of the agreement, Mr. Marabito agreed that during the term of his employment at the company, and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Marabito may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

      SCOTT R. DANITZ. Effective August 1, 2000, Coram entered into an employment agreement with Mr. Danitz for a one-year term, unless otherwise terminated in accordance with its terms. Under the agreement, Mr. Danitz serves as Senior Vice President and Chief Accounting Officer of the company. Subsequently, Mr. Danitz was promoted to Chief Financial Officer and Treasurer, effective January 1, 2001. Mr. Danitz receives a base salary of $200,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. If Mr. Danitz's employment is terminated by the company other than for cause or upon the occurrence of a "change in control," then Mr. Danitz would be entitled to severance equal to a minimum of one year of salary and health and welfare benefits. In addition, Mr. Danitz is eligible to receive an acquisition bonus of approximately $200,000 in the event the company merges with or is acquired by another company. Mr. Danitz also receives an automobile allowance in the amount of $900 per month and is eligible for health, medical, dental and group life insurance. As part of the agreement, Mr. Danitz agreed that during the term of his employment at the company, and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Danitz may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

      VITO PONZIO, JR. Effective April 26, 1999, the company entered into a one-year automatically renewable employment agreement with Mr. Ponzio which provides for a payment of $150,000 and minimum severance equal to one year of salary upon the occurrence of a "change in control." The severance amount represents minimum severance, including health and welfare benefits, due upon termination by the company (other than for cause) or involuntary termination of employment following a "change in control." Mr. Ponzio agreed that during the term of his employment at the company, and for one year thereafter, he will not directly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Ponzio may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

      OTHER NAMED EXECUTIVE OFFICERS. Effective June 30, 2000, Joseph D. Smith resigned his position as Chief Operating Officer with Coram, terminated his then existing employment agreement and entered into a consulting agreement with the company. Under the agreement, Mr. Smith provides sales consulting services on an independent contractor basis until June 30, 2001. Mr. Smith receives a consulting fee of $25,700 per month. As part of the agreement, Mr. Smith agreed that during the term of his consulting arrangement at the company, and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes the company's business in the company's geographical area. In addition, Mr. Smith may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

      Effective January 15, 2001, Scott T. Larson resigned his position with Coram. In connection therewith, an incentive/retention bonus of $100,000 was paid to Mr. Larson in January 2001. Pursuant to Mr. Larson's employment agreement dated April 26, 1999, Mr. Larson agreed that during the term of his employment with the company, and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Larson may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

      Domenic A. Meffe served as the Vice President and General Manager of the company's Coram Prescription Services ("CPS") division from November 1997 through July 2000 and was appointed to serve as the division's President in January 1998. Mr. Meffe had a severance agreement which was to provide him with compensation equal to a minimum of two year's annual salary, a transaction bonus of $500,000 upon the closing of a sale of the CPS division and a retention payment of $72,500 in the event that Mr. Meffe remained employed through the consummation of any such sale. However, in conjunction with the sale of the CPS division to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc., which are newly formed affiliates of GTCR Golder Rauner, L.L.C. and are led by certain members of the former CPS management team, including Mr. Meffe, all the aforementioned agreements were effectively rescinded and, as a result, no severance or bonus payments were made.

      The Debtors' bankruptcy proceedings and the corresponding impact of the United States Bankruptcy Code could impose certain limitations on the amount of severance that the company would be permitted to pay under the aforementioned employment agreements and contracts.

      For employment agreement purposes, a "change in control" is generally defined as (i) a merger or consolidation in which the company is not the surviving entity; (ii) the sale, transfer or other disposition of all or substantially all the assets of the company; (iii) any reverse merger in which the company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of Coram's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger. The term "change of control" has been defined in a way that would disqualify any change of control resulting from the conversion by Coram's current debtholders of their current convertible debt instruments into stock of Coram.

ITEM  12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

      The following table sets forth, as of March 30, 2001 (unless otherwise noted below), the number of shares of outstanding Coram common stock beneficially owned by (i) each person known to Coram to be the owner of more than 5% of the its outstanding common stock, (ii) each of the executive officers of the company as of December 31, 2000, (iii) each of the members of the Board of Directors of the company as of December 31, 2000, and (iv) all members of the Board of Directors and executive officers of Coram as a group. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to Coram.

                                                                                   Percentage of
                                                                                     Shares of
                                                                  Number of           Common
                                                                  Shares of            Stock
Name and Address of Beneficial Owner (1)                        Common Stock (2)    Outstanding
----------------------------------------                        ----------------    -----------
Donald J. Amaral..............................................    2,624,296             5.0%
William J. Casey..............................................       81,900               *
Daniel D. Crowley.............................................      333,333               *
Scott R. Danitz...............................................       52,984               *
Scott T. Larson...............................................      124,931               *
Allen J. Marabito.............................................      166,666               *
Vito Ponzio, Jr...............................................      177,881               *
L. Peter Smith................................................      117,581               *
Sandra R. Smoley..............................................       75,000               *
All executive officers and directors, as a group (9 Persons)..    3,754,572             7.1
Reporting Persons  (as defined herein), as a group (3) .......    6,993,409            14.1
Cerberus Entities (4).........................................   21,190,076            29.9
Foothill (5)..................................................    8,633,779            14.8
Goldman, Sachs (6)............................................   21,017,092            29.7

*     Less than 1%

(1) Unless otherwise indicated, the address of each person named above is 1125 Seventeenth Street, Suite 2100, Denver, Colorado 80202.

(2) The aggregate ownership numbers presented in the table above include shares of common stock acquirable upon exercise of common stock subject to options within 60 days for the following persons: Mr. Amaral 2,500,000; Mr. Casey 80,000; Mr. Crowley 333,333; Mr. Danitz 50,207; Mr. Larson 117,707; Mr. Marabito 166,666; Mr. Ponzio 170,857; Mr. L. Peter Smith 87,500 and Ms. Smoley 75,000. Mr. Larson resigned his position with the company on January 15, 2001. In connection therewith, his options to purchase shares of common stock were outstanding as of March 30, 2001 and are included in the table above, but such options expired on or about April 15, 2001. Except as indicated by footnote, Coram has been advised that the persons and entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) On July 14, 2000, an investor group seeking representation on the Coram Healthcare Corporation Board of Directors filed a Schedule 13D pursuant to Rule 13d-1(k)(1) of Regulation 13D-G under the Securities Exchange Act of 1934. As stated in such filing, the investor group was concerned that management may consider a restructuring that, absent representation of their interests, would be materially detrimental to their equity holdings. To protect their interests in the company, the investor group may engage in actions directly or through agents such that they may be deemed to constitute a "group" within the meaning of Section 13(d) (3) of the Securities Exchange Act of 1934, and as such, each of the members of such group are deemed to beneficially own all shares of stock owned by the entire group; however, each member of the group has disclaimed beneficial ownership of the shares held by the group. The most recent Schedule 13D/A filing on December 19, 2000 was on behalf of Jerome Blank; Andrew Blank; AEOW `96, LLC, a California limited liability company; Harry Heller Falk;
      F. Philip Handy; Heller Family Limited Partnership, a Florida limited partnership; the Bernard Osher Trust UTA dated 3-8-88, a California trust; JB Capital Management, Inc., a Florida Corporation; Bernard Osher; the RHH Company, a Florida Corporation and Richard L. Haydon (collectively referred to as the "Reporting Persons").

(4) Information with respect to Cerberus Partners, L.P. ("Cerberus"), Cerberus International, Ltd. ("International"), Ultra Cerberus Fund, Ltd. ("Ultra") and certain private investment funds (the "Other Funds") (Cerberus, International, Ultra and the Other Funds are collectively referred to as the "Cerberus Entities") are based on the Schedule 13D, Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, dated June 30, 1998, August 26, 1998, April 9, 1999 and July 16, 2000, respectively, filed with the Commission and Coram's records reflecting the Series B Senior Subordinated Convertible Notes (the "Series B Notes") issued to the Cerberus Entities. The Cerberus Entities hold $42,380,152 principal amount of the Series B Notes of the company as of March 30, 2001. The Series B Notes are convertible, at the option of the holder thereof, into 21,190,076 shares of common stock of Coram at the rate of $2.00 per share.

      Pursuant to an agreement between Cerberus and Goldman Sachs Credit Partners, L.P. ("GSCP"), dated April 22, 1997 (the "GSCP Agreement"), GSCP has the right to receive the dividends from, and the proceeds from the sale of, $9,597,796 principal amount (the "GSCP Interest") of the $17,995,868 principal amount of the Series B Notes held by Cerberus and the shares of common stock into which such Series B Notes relating to the GSCP Interest are convertible. In addition, certain unaffiliated entities, in the aggregate, have the right to receive the dividends from, and the proceeds from the sale of, $671,846 principal amount of Series B Notes and the shares of common stock into which such Series B Notes are convertible. The address for the Cerberus Entities is 450 Park Avenue, 28th Floor, New York, New York 10022.

(5)   Information with respect to Foothill Capital Corporation is based on the
      Schedule 13G, Amendment No. 1 and Amendment No. 2 thereto dated June 30, 1998, August 26, 1998 and April 9, 1999, respectively, filed with the Commission and Coram's records reflecting Series B Notes issued to Foothill Capital Corporation. Such filings with the Commission were on behalf of The Foothill Group, Inc., a Delaware Corporation ("Group"); Foothill Capital Corporation, a California corporation ("Capital"); Foothill Partners II, L.P., a Delaware limited partnership ("Partners"); Foothill Income Trust, L.P., a Delaware limited partnership ("Foothill Trust"); FIT GP, LLC, a Delaware limited liability company ("FIT") and M. Edward Stearns, Karen S. Sandler, Dennis R. Ascher, Jeffrey T. Nikora, and John F. Nickoll (collectively, the "Managing Partners/Members") and Peter
      E. Schwab and David C. Hilton (the "Managing Partners") (Group, Capital, Partners, Foothill Trust, FIT, the Managing Partners/Members and the Managing Partners are collectively referred to as "Foothill"). Group, the Managing Partners/Members and the Managing Partners are the general partners of Partners. Capital is a wholly-owned subsidiary of Group. FIT is the general partner of Foothill Trust and the Managing Partners/Members are the managing members of FIT. Accordingly, (i) Group, the Managing Partners/Members and the Managing Partners may be deemed to beneficially own the shares of common stock held by Partners, as its general partners,
      (ii) the Managing Partners/Members may be deemed to beneficially own the shares of common stock held by Foothill Trust as the managing members of the general partner of Foothill Trust, (iii) FIT may be deemed to beneficially own the shares of common stock held by Foothill Trust, as its general partner, and (iv) Group may be deemed to beneficially own the shares held by Foothill Capital as its sole shareholder. Foothill has a beneficial interest in all or part of $17,267,557 principal amount of the company's Series B Notes, which are convertible into 8,633,779 shares of common stock at a conversion price of $2.00 per share. The address for Foothill is 2450 Colorado Avenue, Suite 3000W, Santa Monica, California 90404.

(6) Goldman, Sachs & Co. ("GS") is an indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("GSG"). GSG is the 99% owner of GS Global Holdings L.L.C. ("GSGH"). GSGH is the general partner of Goldman Sachs Credit Partners, L.P. ("GSCP").

      As of March 30, 2000, GS, GSG and GSGH may be deemed to own beneficially and indirectly in the aggregate 21,017,092 shares of common stock by reason of the ownership by GSCP of (a) $32,436,389 principal amount of the Series B Notes of the company issued pursuant to the Securities Exchange Agreement dated May 6, 1998, as amended (the "Securities Exchange Agreement"), which are convertible into 16,218,194 shares of common stock and (b) $9,597,796 principal amount of the Series B Notes issued pursuant to the Securities Exchange Agreement with the company which are convertible into 4,798,898 shares of common stock and are deemed to be beneficially and indirectly owned through the GSCP Interest. Under the terms of the Series B Notes the company has the right, in lieu of payment of interest in cash, to pay interest on each interest payment date through the issuance of additional Series B Notes in a principal amount equal to the amount of interest then due and owing. GS, GSG and GSGH each disclaim beneficial ownership of the securities reported herein, except to the extent of their pecuniary interest therein.

      GSCP may be deemed to own beneficially and directly $32,436,389 principal amount of the Series B Notes issued pursuant to the Securities Exchange Agreement which are convertible into 16,218,194 shares of common stock and beneficially and indirectly $9,597,796 principal amount of the Series B Notes which are convertible into 4,798,898 shares of common stock pursuant to the GSCP Agreement. GSCP disclaims beneficial ownership of the securities reported herein, except to the extent of its pecuniary interest therein.

      GS, a National Association of Securities Dealers member, is an investment banking firm that regularly performs services such as acting as a financial advisor and serving as principal or agent in the purchase and sale of securities. The address for Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      L. Peter Smith previously served on the Board of Directors of Sabratek Corporation ("Sabratek"), a manufacturer of medical devices. In December 1998, Coram agreed to amend its agreement with Sabratek to make Sabratek the company's sole supplier of multi-therapy infusion pumps and related proprietary telemedicine technology during the next ten years. This agreement contains a provision that allows either party to cancel the agreement upon 90 days notice. The pricing schedule applicable to the infusion pumps and related technology to be purchased was negotiated by certain of Coram's management after proposals from other manufacturers for comparable equipment had been solicited. The company purchased approximately $2.8 and $7.8 million of multi-therapy infusion pumps and related proprietary telemedicine technology from Sabratek Corporation during the years ended December 31, 1999 and 1998, respectively. Sabratek filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Delaware on December 17, 1999 and, in connection therewith, Coram filed a $1.3 million proof of claim in Sabratek's bankruptcy proceedings for vendor rebates earned but not paid. In January 2000, the assets and certain liabilities of Sabratek's Device Business were acquired by Baxter Healthcare Corporation ("Baxter"). Baxter subsequently filed a proof claim of approximately $0.3 million in the Debtors' bankruptcy proceedings for products purchased from Sabratek. Management is currently evaluating the validity of Baxter's proof of claim. Notwithstanding the separate proofs of claim filings, Baxter and the company have an ongoing amicable business relationship involving drugs, supplies and pumps sold by Baxter to the company.

      On July 31, 2000, Coram completed the sale of its Coram Prescription Services ("CPS") business to a management-led group financed by GTCR Golder Rauner, L.L.C. for a one-time payment of approximately $41.3 million. See Note 5 to the company's Consolidated Financial Statements.

      Stephen A. Feinberg, a former director of the company, is the managing member of Cerberus Associates, L.L.C., which is the general partner of Cerberus Partners, L.P., a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement (collectively the "Cerberus Entities"). The Cerberus Entities are also the investment managers for each of the International, Ultra and Other Funds. As of April 9, 2001, the Cerberus Entities held $28.2 million and $42.4 million principal amount of the company's Series A Senior Subordinated Unsecured Notes and Series B Senior Subordinated Unsecured Convertible Notes, respectively. No amounts are outstanding under the Senior Credit Facility, which expired on February 6, 2001; however, with the proceeds from the disposition of the CPS division, the company paid approximately $14.6 million to the Cerberus Entities in satisfaction of the outstanding balance on the Senior Credit Facility and a partial payment on the Series A Senior Subordinated Unsecured Notes. Contemporaneous with the expiration of the Senior Credit Facility, warrants held by the Cerberus Entities to purchase 680,124 shares of the company's common stock also expired. In connection with the Debtors' bankruptcy proceedings, effective August 30, 2000, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of the Cerberus Entities. Although the company has not borrowed any amounts under the debtor-in-possession financing arrangement, approximately $0.4 million was paid to the Cerberus Entities as origination fees.

      On December 28, 2000, the Debtors announced the Bankruptcy Court's approval of their request to convert a sufficient amount of debt and related accrued interest to equity in the form of Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"). On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed. Pursuant to such arrangements, the Cerberus Entities agreed to exchange approximately $45.0 million aggregate principal amount of the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and $3.8 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") as of December 29, 2000 for approximately 417 shares of Coram, Inc. Series A

Cumulative Preferred Stock (see Note 11 to the Consolidated Financial Statements for further details regarding the preferred stock). Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001.

      Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of the Cerberus Entities) executed a three-year employment agreement whereby Mr. Crowley provides certain services and is paid $960,000 per annum, plus the potential of performance related bonus opportunities. Additionally, Mr. Crowley is entitled to expense reimbursements and participation in the vacation, pension, profit sharing, life insurance, hospitalization, major medical and other employee benefit plans as may be offered by the Cerberus Entities. The bonuses contemplated under the agreement are predicated on a sophisticated set of financial criteria that principally relate to the fiscal performance, market value and disposition proceeds of the Cerberus Entities' equity investees. Moreover, Mr. Crowley maintains an option to purchase up to 3% of the capital stock in the Cerberus Entities' equity investees, exclusive of Coram. The employment agreement is subject to automatic one year extensions unless either party provides written notice within 60 days of the original expiration date or subsequent renewal dates. The Cerberus Entities may also unilaterally terminate the employment agreement with written notice; however, all unpaid salary and bonuses on the remaining term of the initial three-year agreement, as well as participation in employee benefit plans, would continue to be obligations of the Cerberus Entities pursuant to the terms and conditions of the employment agreement. Termination for cause, disability, death and breach of the employment contract result in varying degrees of severance and employee benefit plan participation. The services rendered by Mr. Crowley include, but are not limited to, business and strategic healthcare investment advice to executive management at the Cerberus Entities. Moreover, Mr. Crowley is the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company, which is a portfolio investment of the Cerberus Entities. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California.

      Mr. Crowley is the Chairman, Chief Executive Officer and President of Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm. Coram utilized the consulting services of Mr. Crowley's company and made payments for these services and certain reimbursable expenses. For the year ended December 31, 2000, the company paid approximately $0.7 million to Mr. Crowley's consulting company for consulting services and reimbursable expenses. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Coram continues to reimburse DHS for the actual overhead costs of DHS' Sacramento, California location that are directly attributable to the duties Mr. Crowley performs on behalf of Coram. Such reimbursements do not include any element of profit for DHS.

                                    PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

      1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of the registrant and Report of Independent Auditors are presented on pages F-1 and thereafter:

            Report of Independent Auditors

            Consolidated Balance Sheets -- December 31, 2000 and 1999

            Consolidated Statements of Income -- Years ended December 31, 2000,
                  1999 and 1998

            Consolidated Statements of Stockholders' Equity -- Years ended
                  December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows -- Years ended December 31,
                  2000, 1999 and 1998

            Notes to Consolidated Financial Statements

      2. FINANCIAL STATEMENT SCHEDULE. The following consolidated financial statement schedule of the registrant for the years ended December 31, 2000, 1999 and 1998 is presented following the Notes to Consolidated Financial Statements.

            Schedule II -- Valuation and Qualifying Account

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      (b) Reports on Form 8-K.

      On January 16, 2001, Coram Healthcare Corporation filed a report on Form 8-K regarding an order denying acceptance of the joint plan of reorganization of Coram Healthcare Corporation and its wholly-owned subsidiary, Coram, Inc., by the United States Bankruptcy Court for the District of Delaware.

      On April 4, 2001, Coram Healthcare Corporation filed a report on Form 8-K relating to the settlement agreement entered into by and among Coram Resource Network, Inc., Coram Independent Practice Association, Inc., Coram Healthcare Corporation and Coram, Inc.

      On April 4, 2001, Coram Healthcare Corporation filed a report on Form 8-K announcing the approval by the United States Bankruptcy Court for the District of Delaware of the company's request to exchange a sufficient amount of debt and related accrued interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock.

      (c) Exhibits

      Included as exhibits are the items listed on the Exhibit Index. The registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the registrant of furnishing such exhibit.

Exhibit
 Number                                     Exhibit
--------                                    -------
   2.1      --    Agreement and Plan of Merger dated as of February 6, 1994, by and Among the registrant, T(2), Curaflex, HealthInfusion,
                  Medisys, T(2) Acquisition company, CHS Acquisition company, HII
                  Acquisition company and MI Acquisition company (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on
                  Form S-4).

   2.2      --    First Amendment to Agreement and Plan of Merger dated as of
                  May 25, 1994, by and among the registrant, T(2) Curaflex,
                  HealthInfusion, Medisys, T(2) Acquisition company, CHS
                  Acquisition company, HII Acquisition company and MI
                  Acquisition company (Incorporated by reference to Exhibit 2.2 of Registration No. 33-53957 on Form S-4).

   2.3      --    Second Amendment to Agreement and Plan of Merger dated as of
                  July 8, 1994 by and among the registrant, T(2), Curaflex,
                  HealthInfusion, Medisys, T(2) Acquisition company, CHS
                  Acquisition company, HII Acquisition company and MI
                  Acquisition company (Incorporated by Reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K dated as of
                  July 15, 1994).

   2.4      --    Asset Sale and Note Purchase Agreement, (the "Asset Purchase
                  Agreement") among the registrant, Caremark International Inc.
                  and Caremark Inc. dated as of January 29, 1995 (Incorporated by reference to Exhibit C of the registrant's Current Report on Form 8-K dated April 6, 1995).(a)

   2.5      --    Agreement and Plan of Merger among the registrant, CHC
                  Acquisition Corp. and Lincare Holdings Inc., (the "Lincare
                  Merger Agreement") dated as of April 17, 1995 (Incorporated by reference to Exhibit B of The registrant's Current Report on
                  Form 8-K dated May 2, 1995).(a)

   2.6      --    Agreement and Plan of Merger entered into as of October 19,
                  1996, Among Coram Healthcare Corporation, Integrated Health
                  Services, Inc. and IHS Acquisition XIX, Inc. (Incorporated by
                  reference to Exhibit 2.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

   2.7      --    Purchase Agreement by and between Integrated Health

                  Services, Inc., T(2) Medical, Inc., Coram Healthcare Corporation of Greater New York and Coram Healthcare Corporation.
                  (Incorporated by reference to Exhibit 2 of the registrant's
                  Current Report on Form 8-K dated as of August 20, 1997).

   2.8      --    Side Agreement dated as of September 30, 1997 among Coram
                  Healthcare Corporation, T(2) Medical, Inc., Coram Healthcare
                  Corporation of Greater New York and Integrated Health
                  Services, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of
                  September 30, 1997).

   2.9      --    Purchase Agreement by and between Curaflex Health Services,
                  Inc., Coram Healthcare Corporation, Curascript Pharmacy, Inc.,
                  Curascript PBM Services, Inc. and GTCR Fund VI, L.P., dated
                  July 31, 2000. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of July
                  31, 2000).

   2.10     --    Debtor-In-Possession Financing Agreement dated August 30,
                  2000, by and among Coram Healthcare Corporation and Coram,
                  Inc. and Madeleine L.L.C. (Incorporated by reference to
                  Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of September 13, 2000).

   3.1      --    Certificate of Incorporation of registrant, as amended through
                  May 1, 1994 (Incorporated by reference to Exhibit 3.1 of
                  Registration No. 33-53957 on Form S-4).

   3.2      --    Bylaws of registrant (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

   3.3      --    Certificate of Amendment of the registrant's Certificate of
                  Incorporation (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

   4.1      --    Form of Common Stock Certificate for the registrant's common stock, $.001 par value per share. (Incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

   4.2      --    Form of Common Stock Certificate for the registrant's common stock, par value $0.001, including legend thereon in respect of the Stockholder Rights Agreement which exhibit is hereby incorporated by reference thereto.

   4.3      --    Form of Certificate of Designation, Preferences and Rights of
                  the registrant's Series X Participating Preferred Stock (filed as Exhibit A to the Stockholder Rights Agreement, which was filed as Exhibit 1 To the registrant's Current Report on Form
                  8-K dated as of June 25, 1997, and which exhibit is hereby incorporated by reference thereto).

   4.4      --    Form of Certificate of Designation, Preferences and Relative,
                  Participating, Optional and Other Special rights of Preferred
                  Stock and Qualifications, Limitations and Restrictions
                  Thereof, dated December 29, 2000. (Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

   10.1     --    Amended and Restated Credit Agreement dated as of February 10,
                  1995, by and among Curaflex, T(2), HealthInfusion, Medisys, and
                  HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent
                  (the "Amended Credit Agreement") (Incorporated by reference to
                  Exhibit 10.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994).(a)

   10.2     --    Form of Employment Agreement between the registrant and
                  Charles A. Laverty (Incorporated by reference to Exhibit 10.1 of Registration No. 33-53957 on Form S-4).

   10.3     --    Form of Severance/Non-Compete Agreement between the registrant and Miles E. Gilman (Incorporated by reference

                  to Exhibit 10.2 of Registration No. 33-53957 on Form S-4).

   10.4     --    Form of Severance/Non-Compete Agreement between the registrant and William J. Brummond (Incorporated by reference to Exhibit
                  10.3 of Registration No. 33-53957 on Form S-4).

   10.5     --    Form of Severance/Non-Compete Agreement between the registrant and Tommy H. Carter (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form S-4).

   10.6     --    Form of Indemnification Agreement between the registrant and each of the registrant's directors and certain executive
                  officers. (Incorporated by reference to Exhibit 10.6 of the registrant's Form 10-K for the year ended December 31, 1994).
                  Revised Incorporated by reference to Exhibit 10.7 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

   10.7     --    Registrant's 1994 Stock Option/Stock Issuance Plan and related
                  Forms of agreements (Incorporated by reference to Exhibit
                  10.15 of Registration No. 33-53957 on Form S-4).

   10.8     --    Registrant's Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.16 of Registration No. 33-53957 on
                  Form S-4).

   10.9     --    401(k) Plan of T(2) Medical, Inc. dated December 8, 1989
                  (Incorporated herein by Reference to Exhibit 10(s) of T(2)
                  Annual Report on Form 10-K for the fiscal year ended September
                  30, 1989, filed with the Commission on or about December 29,
                  1988.)

  10.10     --    1988 Stock Option Plan of T(2) Medical, Inc., as amended and restated as of July 31, 1990 and as further amended as of (i)
                  August 20, 1991; (ii) November 12, 1991; and (iii) July 6,
                  1992 (Incorporated by reference to Exhibit 10.18 of
                  Registration No. 33-53957 on Form S-4).

  10.11     --    Curaflex 1989 Stock Option Plan (Incorporated by reference to
                  Exhibit 10.53 of Registration No. 33-53957 on Form S-4).

  10.12     --    Curaflex Amended 1990 Stock Option Plan (Incorporated by
                  reference to Exhibit 10.54 of Registration No. 33-53957 on
                  Form S-4).

  10.13     --    Curaflex Directors' Nonqualified Stock Option Plan
                  (Incorporated by reference to Exhibit 10.59 of Registration
                  No. 33-53957 on Form S-4).

  10.14     --    Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as
                  amended (Incorporated by reference to Exhibit 10.61 of
                  Registration No. 33-53957 on Form S-4).

  10.15     --    Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                  (Incorporated by reference to Exhibit 10.62 of Registration
                  No. 33-53957 on Form S-4).

  10.16     --    1989 Stock Option Plan of Medisys (Incorporated by reference to Exhibit 10.85 of Registration No. 33-53957 on Form S-4).

  10.17     --    Form of Non-Plan Option Agreement of Medisys (Incorporated by
                  Reference to Exhibit 10.86 of Registration No. 33-53957 on
                  Form S-4).

  10.18     --    Credit Agreement among Coram Healthcare Corporation, Coram,
                  Inc., the Lenders named therein and Chemical Bank, as
                  Administrative Agent, Collateral Agent and Fronting Bank (the
                  "Senior Credit Facility") dated as of April 6, 1995.
                  (Incorporated by reference to Exhibit D of the registrant's
                  Current Report on Form 8-K dated April 6, 1995).(a)

  10.19     --    First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto, among the registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by
                  reference to Exhibit 10.19 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1995).(a)

  10.20     --    Second Amendment to the Credit Agreement dated as of September
                  7, 1995, by and among the registrant, Coram Inc., each
                  Subsidiary Guarantor (as defined therein), the Financial
                  Institutions party thereto (as defined therein), and Chemical
                  Bank as Agent. (Incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).(a)

  10.21     --    Third Amendment and Limited Waiver to the Credit Agreement,
                  dated as of September 29, 1995, by and among the registrant,
                  Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent (Incorporated by reference to
                  Exhibit 10.21 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1995).(a)

   10.22    --    Fourth Amendment and Limited Waiver to the Credit Agreement
                  and First Amendment to Security Documents dated as of October
                  13, 1995, together with selected exhibits thereto, by and
                  among the registrant, Coram Inc., each Subsidiary Guarantor
                  (as defined therein), the Financial Institutions Party thereto
                  (as defined therein) and Chemical Bank as Agent (Incorporated by reference to the company's Current Report on Form 8-K as filed October 24, 1995).

  10.23     --    Warrant Agreement dated as of October 13, 1995, among the
                  registrant, Coram Inc., and the other parties specified
                  therein (Incorporated by reference to the company's Current
                  Report on Form 8-K as filed October 24, 1995).

  10.24     --    Amendment and Limited Waiver to Bridge Securities Purchase
                  Agreement, dated as of October 13, 1995, by and among the
                  registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.
                  (Incorporated by reference to Exhibit 10.24 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).(a)

  10.25     --    Form of Employment Agreement, Amendment No. 1 and Amendment
                  No. 2 dated as of April 23, 1999, of Employment Agreement
                  between the registrant and Donald J. Amaral. (Incorporated by reference to Exhibit 10.25 and 10.04 of the registrant's
                  Quarterly Report on Form 10-Q for the quarters ended September
                  30, 1995, June 30, 1998, and September 30, 1999,
                  respectively).

  10.26     --    Securities Purchase Agreement ("Securities Purchase
                  Agreement") and Form of Subordinated Bridge Note, dated as of
                  April 6, 1995, among Coram Inc., Coram Funding, Inc. and the registrant (Incorporated by reference to Exhibit E of the
                  registrant's Current report on Form 8-K dated April 6,
                  1995).(a)

  10.27     --    Exclusive Distribution Agreement--Healthcare Products and
                  Biomedical Equipment and Services Agreement between Medical
                  Specialties Distributors, Inc. ("MSD") and Coram, dated as of
                  June 1, 1996. (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q/A Amendment No.
                  1 for the quarter ended June 30, 1996).

  10.28     --    Medical Specialties Master Service Agreement between MSD and
                  Coram, dated as of June 1, 1996. (Incorporated by reference to
                  Exhibit 10.2 of the registrant's Quarterly Report on Form
                  10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

  10.29     --    Medical Specialties Master Rental Agreement between MSD and
                  Coram, dated as of June 1, 1996. (Incorporated by reference to
                  Exhibit 10.3 of the registrant's Quarterly Report on Form
                  10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

  10.30     --    Coram Healthcare Litigation Memorandum of Understanding
                  between all Parties to In re Coram Healthcare Corp. Securities
                  Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et
                  al., Civil Action No. 96-N-722, dated as of August 5, 1996.
                  (Incorporated by reference to Exhibit 10.4 of the registrant's
                  Quarterly Report on Form 10-Q/A Amendment No. 1 for the
                  quarter ended June 30, 1996).

  10.31     --    Fifth Amendment to the Credit Agreement dated as of February
                  6, 1996, by and among the registrant, Coram Inc., each
                  Subsidiary Guarantor (as defined therein), the Financial
                  Institutions party thereto (as described therein), and
                  Chemical Bank as Agent. (Incorporated by reference to Exhibit
                  99.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).(a)

  10.32     --    Sixth Amendment to Credit Agreement dated as of April 19,
                  1996, by and among the registrant, Coram Inc., each Subsidiary
                  Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as
                  Agent. (Incorporated by reference to Exhibit 99.2 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).(a)

  10.33     --    Seventh Amendment to Credit Agreement dated as of July 3,
                  1996, by and among the registrant, Coram Inc., each Subsidiary
                  Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as
                  Agent. (Incorporated by reference to Exhibit 99.1 of the
                  registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).(a)

  10.34     --    Eighth Amendment to Credit Agreement dated as of December 3,
                  1996, By and among the registrant, Coram Inc., each Subsidiary
                  Guarantor as defined therein), the Financial Institutions
                  party thereto (as described therein), and Chase Manhattan Bank as Agent.(a)

  10.35     --    Ninth Amendment and Limited Waiver to the Credit Agreement
                  dated as of March 14, 1997, by and among the registrant, Coram
                  Inc., each Subsidiary Guarantor (as defined therein), the
                  Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent.(a)

  10.36     --    Amended Agreement, dated as of March 28, 1997 by and among the registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.(a)

  10.37     --    Sabratek Corporation and Coram Healthcare Exclusive Supply
                  Agreement for IV Infusion Pumps, IV Disposable Sets and
                  Related Items, dated as of February 26, 1997.

  10.38     --    Amendment to 9% Subordinated Convertible Debenture and Notice
                  of Conversion dated as of June 30, 1996, by and among the
                  registrant, Coram Inc., and the other parties specified
                  therein (Incorporated by reference to the company's report on
                  Form 8-K as filed on July 12, 1996).

  10.39     --    Tenth Amendment to Credit Agreement dated June 2, 1997, by and
                  Among the registrant, Goldman Sachs Credit Partners L.P.,
                  Coram, Inc., each Subsidiary Guarantor (as defined therein)
                  and The Chase Manhattan Bank, as administrative agent and
                  collateral agent for the Lenders named therein, to that
                  certain Credit Agreement dated as of April 6, 1995, by and among the registrant, Coram, Inc, each Subsidiary Guarantor
                  (as defined therein), the Financial Institutions named therein and the Chase Manhattan Bank, as collateral agent for the
                  Lenders named therein (Incorporated by reference to Exhibit 99 of the registrant's Current Report on Form 8-K dated as of
                  June 2, 1997).(a)

  10.40     --    Letter Agreement of March 29, 1998 by and among Cerberus
                  Partners, L.P., Goldman Sachs Credit Partners, L.P. and
                  Foothill Capital Corporation on the one hand, and Coram
                  Healthcare Corporation, on the other, deferring the payment of interest and fees pursuant to (i) the Securities Purchase
                  Agreement dated as of April 6, 1995 and (ii) the Letter
                  Agreement dated March 28, 1997 between Coram Funding, Inc. and
                  Coram Healthcare Corporation. (Incorporated by reference to
                  Exhibit 10.40 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

  10.41     --    Prime Vendor Agreement and Letter Amendment, dated October 14,
                  1999, between Coram Healthcare Corporation and Cardinal
                  Health, Inc. Certain portions of the Prime Vendor Agreement have been omitted pursuant to a request for confidential
                  treatment. The entire Prime Vendor Agreement has been filed confidentially with the Securities Exchange Commission.
                  (Incorporated by reference to Exhibit 10.1 of the registrant's
                  Quarterly Report on Form 10-Q for the quarters ended September
                  30, 1998 and 1999, respectively).

  10.42     --    Amendment No. 1 and Waiver to the Securities Exchange
                  Agreement among the registrant, Cerberus Partners, L.P.,
                  Goldman Sachs Credit Partners L.P., and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  10.43     --    Promissory Notes and Security Agreement dated July 21, 1998 among the registrant and Foothill Capital Corporation, as
                  collateral agent for Cerberus Partners, L.P., Goldman Sachs
                  Credit Partners L.P. and Foothill Partners III, L.P. and their respective successors and assigns. (Incorporated by reference to Exhibit 10.02 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998).

  10.44     --    Request for Deferral of Interest Payment under the Series B
                  Convertible Subordinated Notes due 2008 and the related
                  Securities Exchange Agreement, dated May 6, 1998, by and
                  between Coram, Inc., Coram Healthcare Corporation, Cerberus
                  Partners, L.P., Goldman SachsCredit Partners, L.P. and
                  Foothill Capital Corporation, as amended (Incorporated by
                  reference to Exhibit 10.03 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998).

  10.45     --    Securities Exchange Agreement among the company, Cerberus
                  Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                  Foothill Capital Corporation. (Incorporated by reference to
                  Exhibit 10.01 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1998).(a)

  10.46     --    Form of Letter of Credit required by the Master Agreement by and between the registrant and its applicable affiliates and
                  Aetna U.S.Healthcare, Inc. and its applicable affiliates
                  (Incorporated by reference to Exhibit 10.02 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  10.47     --    Addendum amendment to Sabratek Corporation and Coram
                  Healthcare for IV Infusion pumps, IV Disposable Sets and
                  Related Items, dated as of February 26, 1997, as of December
                  7, 1998.

  10.48     --    Employment Agreement and Agreement between the company and
                  Richard M. Smith, dated as of April 26, 1999 and November 11,
                  1999, respectively. (Incorporated by reference to Exhibits
                  10.4 and 10.2, respectively of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999).

  10.49     --    Employment Agreement, between the company and Wendy L.
                  Simpson, dated as of April 26, 1999. (Incorporated by
                  reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

  10.50     --    Employment Agreement, between the company and Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to
                  Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

  10.51     --    Employment Agreement, between the company and Daniel D.
                  Crowley, dated as of November 30, 1999, together with
                  Amendment No. 1 thereto.

  10.52     --    Employment Agreement, between the company and Allen J.
                  Marabito, dated as of November 30, 1999, together with
                  amendment No. 1 thereto.

  10.53     --    First Amendment to Prime Vendor Agreement, dated as of January
                  1, 2000 by and between the company and Cardinal Health, Inc.

  10.54     --    Second Amendment to Employment Agreement, between the company and Daniel D. Crowley, dated as of April 6, 2000.
                  (Incorporated by reference to Exhibit 10.1 of the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000).

  10.55     --    Settlement agreement entered into by and among Coram Resource
                  Network, Inc., Coram Independent Practice Association, Inc.,
                  Coram Healthcare Corporation and Coram, Inc. (Incorporated by
                  reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of November 17, 2000).

  10.56     --    Amendment No. 4, dated December 29, 2000, in respect of the
                  Securities Exchange Agreement dated as of May 6, 1998, among
                  Coram Healthcare Corporation, Coram, Inc., Cerberus Partners,
                  L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of December
                  28, 2000).

  10.57     --    Exchange Agreement, dated December 29, 2000, among Coram,
                  Inc., Goldman Sachs Credit Partners, L.P., Cerberus Partners,
                  L.P. and Foothill Capital Corporation. (Incorporated by
                  reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

  10.58     --    Third Amendment to Employment Agreement, between the company and Daniel D. Crowley, dated August 2, 2000.*

  10.59     --    Employment Agreement, between the company and Scott R. Danitz, dated August 1, 2000.*

  10.60     --    Employment Agreement, between the company and Vito Ponzio, Jr, dated April 26, 1999.*

  10.61     --    Consulting Services Agreement, between the company and Joseph
                  D. Smith, dated June 30, 2000.*

  10.62     --    Consulting Services Agreement, between the company and Donald
                  J. Amaral, dated May 16, 2000.*

   20.1     --    Stockholder Rights Agreement (the "Stockholder Rights
                  Agreement"), dated as of June 25, 1997, between Coram
                  Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating
                  Preferred Stock, par value $0.001 per share, as Exhibit A, the
                  Summary of Stockholder Rights Agreement as Exhibit B and the
                  form of Right Certificate as Exhibit C. Pursuant to the
                  Stockholder Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its
                  intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an
                  Acquiring Person. (Incorporated by reference Exhibit 1 of the registrant's Current Report on Form 8-K dated as of June 25,
                  1997).

   21.1     --    Subsidiaries of the registrant.*

   23.1     --    Consent of Ernst & Young LLP.*

(a) Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

*     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.


                       CORAM HEALTHCARE CORPORATION


                       By:                /s/ DANIEL D. CROWLEY
                          ---------------------------------------------------
                                          Daniel D. Crowley
                              CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF
                                     EXECUTIVE OFFICER AND PRESIDENT


                       By:                /s/ SCOTT R. DANITZ
                          ---------------------------------------------------
                                              Scott R. Danitz
                             SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                               AND TREASURER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ DANIEL D. CROWLEY               Chairman of the Board         April 16, 2001
---------------------------------    of Directors, Chief
    Daniel D. Crowley                Executive Officer and
                                     President

/s/ DONALD J. AMARAL                Director                      April 16, 2001
---------------------------------
    Donald J. Amaral

/s/ WILLIAM J. CASEY                Director                      April 16, 2001
---------------------------------
    William J. Casey

/s/ L. PETER SMITH                  Director                      April 16, 2001
---------------------------------
    L. Peter Smith

/s/ SANDRA R. SMOLEY                Director                      April 16, 2001
---------------------------------
    Sandra R. Smoley

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................. F-2
Consolidated Balance Sheets -- As of December 31, 2000 and 1999............ F-3
Consolidated Statements of Income -- Years Ended December 31, 2000, 1999
 and 1998.................................................................. F-4
Consolidated Statements of Stockholders' Equity -- Years Ended December 31,
 2000, 1999 and 1998....................................................... F-5
Consolidated Statements of Cash Flows -- Years Ended December 31, 2000,
 1999 and 1998............................................................. F-6
Notes to Consolidated Financial Statements................................. F-7
Schedule II -- Valuation and Qualifying Accounts........................... S-1

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Coram Healthcare Corporation

      We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. However, the company has incurred net losses from continuing operations in each of the three years in the period ended December 31, 2000 and, as more fully described in Note 8 to the consolidated financial statements, the company has not been in compliance with certain covenants of its loan agreements. In addition, as more fully described in Note 3 to the consolidated financial statements, Coram Healthcare Corporation and its first tier wholly owned subsidiary Coram, Inc. (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continue to operate as a debtors-in-possession under the protection of Chapter 11. These matters raise substantial doubt about the company's ability to continue as a going concern. As of April 2, 2001, the Debtors have not filed an amended plan of reorganization. Management is in the process of developing an amended plan of reorganization for approval by the United States Bankruptcy Court, the Debtors' creditors and, if necessary, the Official Committee of the Equity Security Holders. In the event that an amended plan of reorganization is accepted, continuation of the business thereafter is dependent on the company's ability to achieve successful future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

                                  ERNST & YOUNG LLP

Denver, Colorado
April 2, 2001

                          CORAM HEALTHCARE CORPORATION
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                                                December 31,
                                                                                                        --------------------------
                                                                                                            2000            1999
                                                                                                        ----------      ----------
Current assets:
  Cash and cash equivalents...........................................................................  $   27,259      $    6,633
  Cash limited as to use..............................................................................         387             613
  Accounts receivable, net of allowances of $17,912 and $30,920.......................................      77,387         106,935
  Inventories.........................................................................................      12,796          22,966
  Deferred income taxes, net..........................................................................         428             364
  Other current assets................................................................................       4,759           5,614
                                                                                                        ----------      ----------
          Total current assets........................................................................     123,016         143,125
 Property and equipment, net..........................................................................      15,292          22,198
 Deferred income taxes, net...........................................................................       1,697           1,481
 Other deferred costs and intangible assets, net of accumulated amortization of $16,963 and $61,812...       8,448          13,337
 Goodwill, net of accumulated amortization of $87,770 and $78,027.....................................     193,855         216,062
 Other assets.........................................................................................       3,068           6,548
                                                                                                        ----------      ----------
          Total assets................................................................................  $  345,376      $  402,751
                                                                                                        ==========      ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities not subject to compromise:
  Accounts payable....................................................................................  $   21,450      $   37,600
  Accrued compensation and related liabilities........................................................      24,598          11,273
  Interest payable....................................................................................           4           5,100
  Current maturities of long-term debt, including revolving lines of credit...........................         179             390
  Income taxes payable................................................................................         773             240
  Deferred income taxes...............................................................................          52             419
  Accrued merger and restructuring costs..............................................................       2,301           7,392
  Accrued reorganization costs........................................................................       4,831              --
  Other accrued liabilities...........................................................................       6,845           9,666
                                                                                                        ----------      ----------
Total current liabilities not subject to compromise...................................................      61,033          72,080
Total current liabilities subject to compromise (See Note 3) .........................................     159,127              --
                                                                                                        ----------      ----------
Total current liabilities ............................................................................     220,160          72,080
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities.............................................................          24         302,662
  Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary........       5,978           1,652
  Other liabilities...................................................................................      13,630          14,092
  Deferred income taxes...............................................................................       2,073           1,427
  Net liabilities of discontinued operations..........................................................      26,533          32,537
                                                                                                        ----------      ----------
          Total liabilities...........................................................................     268,398         424,450

Commitments and contingencies.........................................................................          --              --

Stockholders' equity (deficit):
Preferred stock, par value $.001, authorized 10,000 shares, none issued...............................          --              --
Common stock, par value $.001, 150,000 shares authorized, 49,638 shares issued and outstanding........          50              50
Additional paid-in capital............................................................................     427,357         427,399
Accumulated deficit...................................................................................    (350,429)       (449,148)
                                                                                                        ----------      ----------
          Total stockholders' equity (deficit)........................................................      76,978         (21,699)
                                                                                                        ----------      ----------
          Total liabilities and stockholders' equity (deficit)........................................  $  345,376      $  402,751
                                                                                                        ==========      ==========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   Years Ended December 31,
                                                                                        -----------------------------------------
                                                                                            2000           1999            1998
                                                                                        ----------     ----------      ----------
Net revenue..........................................................................   $  464,820     $  521,196      $  445,112
Cost of service......................................................................      341,656        408,878         326,736
                                                                                        ----------     ----------      ----------
Gross profit.........................................................................      123,164        112,318         118,376
Operating expenses:
  Selling, general and administrative expenses.......................................       90,329         96,809          83,337
  Provision for estimated uncollectible accounts.....................................        9,773         28,310          14,845
  Amortization of goodwill...........................................................       10,227         10,784          11,139
  Restructuring cost (recovery) expense..............................................         (322)         5,831          (3,900)
  Losses on impairments of long-lived assets.........................................        8,323          9,100              --
                                                                                        ----------     ----------      ----------
          Total operating expenses...................................................      118,330        150,834         105,421
                                                                                        ----------     ----------      ----------
Operating income (loss) from continuing operations...................................        4,834        (38,516)         12,955
Other income (expenses):
  Interest income....................................................................          991            655           1,086
  Interest expense...................................................................      (26,788)       (29,763)        (32,734)
  Equity in net income of unconsolidated joint ventures..............................          759            442              69
  Gains on sales of businesses.......................................................       18,649             --           1,071
  Losses on dispositions of property and equipment, net..............................         (224)          (107)           (363)
  Other income, net..................................................................        2,473            405              28
                                                                                        ----------     ----------      ----------
Income (loss) from continuing operations
    before reorganization expenses, income taxes, minority interests and
    extraordinary gain on troubled debt restructuring................................          694        (66,884)        (17,888)
Reorganization expenses, net.........................................................       (8,264)            --              --
                                                                                        ----------     ----------      ----------
Loss from continuing operations before income taxes, minority interests and
    extraordinary gain on troubled debt restructuring................................       (7,570)       (66,884)        (17,888)
  Income tax expense.................................................................          250            440           2,300
  Minority interests in net income of consolidated joint ventures....................          571          1,470           1,399
                                                                                        ----------     ----------      ----------
Loss from continuing operations before extraordinary gain on troubled debt
 restructuring.......................................................................       (8,391)       (68,794)        (21,587)
                                                                                        ----------     ----------      ----------
Discontinued Operations:
  Loss from operations...............................................................           --        (28,411)           (108)
  Loss from disposal.................................................................         (662)       (17,618)             --
                                                                                        ----------     ----------      ----------
Total discontinued operations........................................................         (662)       (46,029)           (108)
                                                                                        ----------     ----------      ----------
 Extraordinary gain on troubled debt restructuring, net of income tax expense of
    $400.............................................................................      107,772             --              --
                                                                                        ----------     ----------      ----------
Net income (loss)....................................................................   $   98,719     $ (114,823)     $  (21,695)
                                                                                        ==========     ==========      ==========
Earnings (Loss) Per Share
  Basic and Diluted:
    Loss from continuing operations..................................................   $    (0.17)    $    (1.39)     $    (0.44)
    Loss from discontinued operations................................................        (0.01)         (0.93)             --
    Extraordinary gain on troubled debt restructuring................................         2.17             --              --
                                                                                        ----------     ----------      ----------
    Net income (loss) per common share...............................................   $     1.99     $    (2.32)     $    (0.44)
                                                                                        ==========     ==========      ==========
Weighted average common shares used in computation of basic and diluted
      earnings (loss) per share......................................................       49,638         49,512          48,870
                                                                                        ==========     ==========      ==========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               Common Stock           Additional
                                           ---------------------        Paid-In      Accumulated
                                           Shares         Amount        Capital        Deficit           Totals
                                           ------         ------      ----------     -----------       ----------
Balances at January 1, 1998............    48,069        $  48        $  437,608     $ (312,630)       $  125,026
  Issuances of common stock and
     warrants, net.....................     1,132            1             2,225             --             2,226
  Warrant cancellation.................        --           --           (12,700)            --           (12,700)
  Net loss.............................        --           --                --        (21,695)          (21,695)
                                           ------        -----        ----------     ----------        ----------
Balances at December 31, 1998..........    49,201           49           427,133       (334,325)           92,857
  Issuances of common stock and
     warrants, net.....................       437            1               266             --               267
  Net loss.............................        --           --                --       (114,823)         (114,823)
                                           ------        -----        ----------     ----------        ----------
Balances at December 31, 1999..........    49,638           50           427,399       (449,148)          (21,699)
  Other................................        --           --               (42)            --               (42)
  Net income...........................        --           --                --         98,719            98,719
                                           ------        -----        ----------     ----------        ----------
Balances at December 31, 2000..........    49,638        $  50        $  427,357     $ (350,429)       $   76,978
                                           ======        =====        ==========     ==========        ==========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               Years Ended December 31,
                                                                                    -------------------------------------------
                                                                                       2000             1999            1998
                                                                                    ----------       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations..............................................   $   (8,391)      $  (68,794)     $  (21,587)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
  Provision for estimated uncollectible accounts.................................        9,773           28,310          14,845
  Depreciation and amortization (including accelerated write-off
    of deferred debt issuance costs in 2000) ....................................       23,227           23,892          28,566
  Reorganization expenses, net...................................................        8,264               --              --
  Minority interest in net income of consolidated joint ventures, net............          571            1,470           1,399
  Losses on dispositions of property and equipment...............................          224              107             363
  Gains on sales of businesses...................................................      (18,649)              --          (1,071)
  Cash distributions from equity investees.......................................          883              922             866
  Equity in net income of unconsolidated joint ventures, net.....................         (759)            (442)            (69)
  Losses on impairments of long-lived assets.....................................        8,323            9,100              --
  Changes in operating assets and liabilities, net:
    Accounts receivable..........................................................        3,490          (36,828)        (29,426)
    Prepaid expenses, inventories and other assets...............................        8,275            3,136         (16,691)
    Current and other liabilities, including accrued interest....................       12,418           26,203          11,505
    Accrued merger and restructuring.............................................       (3,505)           3,456          (4,815)
                                                                                    ----------       ----------      ----------
Net cash provided by (used in) continuing operations before
  reorganization items..........................................................        44,144           (9,468)        (16,115)
Operating cash flows used by reorganization items...............................        (1,581)              --              --
                                                                                    ----------       ----------      ----------
Net cash provided by (used in) continuing operations (net of
  reorganization items) ........................................................        42,563           (9,468)        (16,115)
                                                                                    ----------       ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.............................................        (3,527)          (6,947)        (11,556)
Investment in a joint venture...................................................          (249)              --              --
Proceeds from sales (payments for acquisitions) of businesses, net..............        41,513             (481)         (3,285)
Proceeds from dispositions of property and equipment............................            60              159             179
                                                                                    ----------       ----------      ----------
Net cash provided by (used in) investing activities.............................        37,797           (7,269)        (14,662)
                                                                                    ----------       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes and other debt obligations.......................         1,500           50,000          35,250
Cash consideration for warrant cancellation.....................................            --               --          (4,300)
Principal payments of debt obligations..........................................       (55,562)          (6,061)       (115,932)
Cash paid for debt financing costs..............................................            --               --            (856)
Cash paid for debtor-in-possession financing costs..............................          (536)              --              --
Cash distributions to minority interests........................................        (1,405)            (796)           (441)
Purchases of stock and exercises of warrants and options, net...................            --              210              89
                                                                                    ----------       ----------      ----------
Net cash (used in) provided by financing activities.............................       (56,003)          43,353         (86,190)
                                                                                    ----------       ----------      ----------
NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS......................        24,357           26,616        (116,967)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS..........................        (3,731)         (20,186)          8,220
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................         6,633              203         108,950
                                                                                    ----------       ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................................    $   27,259       $    6,633      $      203
                                                                                    ==========       ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest......................................................................    $    9,175       $    9,974      $    8,525
  Income taxes..................................................................           513              554           2,470

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Extraordinary gain on troubled debt restructuring (long-term debt conversion to subsidiary preferred stock), net of
    income tax expense of $400..................................................    $  107,772       $       --      $       --
  Warrants issued in connection with debt financing.............................            --               --           1,863
  Debt issued in consideration for cancellation of warrants.....................            --               --           8,400
  Common stock issued in connection with employment agreements..................            --               --             103

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. DESCRIPTION OF BUSINESS

      BUSINESS ACTIVITY. As of December 31, 2000, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company"), were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. As of such date the Debtors are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of the company's other subsidiaries is a debtor in the proceeding. See Note 3 for further details.

      In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See Note 6. Most of the company's alternate site infusion therapy net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

      Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services ("CPS") business, which provided pharmacy benefit management services as well as specialty mail-order prescription drugs for chronically ill patients from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. The pharmacy benefit management service provided on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. On July 31, 2000, Coram completed the sale of its CPS business to a management-led group financed by GTCR Golder Rauner, L.L.C. for a one-time payment of $41.3 million. See Note 5.

      Prior to January 1, 2000, the company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for members covered under the Master Agreement, assumed financial risk for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement; however, the litigation was amicably resolved and the case was dismissed on April 20, 2000. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code, and the Resource Network Subsidiaries are being liquidated pursuant to such proceedings.

      COMPANY HISTORY. The company was formed on July 8, 1994, as a result of a merger by and among T(2) Medical, Inc. ("T2 Medical"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc. ("HealthInfusion") and Medisys, Inc. ("Medisys")

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(collectively, the "Merged Entities") (the "Four-Way Merger"). Each of these companies is a wholly-owned subsidiary of the company. The transaction was accounted for as a pooling of interests.

      The company has made a number of acquisitions since commencing operations, the most significant of which was the acquisition of substantially all of the assets and the assumption of certain specified liabilities of the alternate site infusion business and certain related businesses (the "Caremark Business") from Caremark Inc., a subsidiary of Caremark International, Inc. (collectively "Caremark"), effective April 1, 1995. See Note 6. In addition, Coram acquired H.M.S.S., Inc. ("HMSS"), a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994.

      CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. At December 31, 2000, substantially all of the company's cash was deposited with Harris Trust and Savings Bank. Daily cash balances may be in excess of the FDIC insurance limits, but credit risk is mitigated as deposits are kept only with high credit quality institutions. Accounts receivable are primarily from third-party payers, including private indemnity insurers, managed care organizations and state and federal governmental payers such as Medicare and Medicaid, and are unsecured. Credit risk is mitigated by the large number of entities that comprise the third-party payer base and credit evaluations of patients and third-party payers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

      BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 3 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

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

      BANKRUPTCY REPORTING. Effective August 8, 2000, the company began presenting its consolidated financial statements in accordance with the provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

      RECLASSIFICATIONS. Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

      REVENUE RECOGNITION. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company's revenue is billed to third-party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded net of contractual adjustments and related discounts. Contractual adjustments represent estimated differences between service revenue at established rates and amounts expected to be realized from third-party payers under contractual agreements. Management fees, which are collected from entities managed by the company, are based on a percentage of the entities' operating results, number of active patients or a fixed monthly amount. Management fees were immaterial for all periods presented in the consolidated statements of income.

      In certain cases, particularly during the term of operations for R-Net, the company agreed to accept fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services. As of December 31, 2000, Coram was a party to four capitated arrangements which represented less than 5% of the company's consolidated net revenue from continuing operations for each of the years in the three year period ended December 31, 2000.

      Revenue from the Medicare and Medicaid programs accounted for approximately 22%, 21%, and 24% of the company's consolidated net revenue from continuing operations for the years ended December 31, 2000, 1999 and 1998, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management believes that the company is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

      CASH AND CASH EQUIVALENTS. Cash equivalents include all highly liquid investments with an original maturity of three months or less. The company's cash balance that was limited as to its use includes cash which has restrictions imposed on its use by third parties.

      INVENTORIES. Inventories, consisting primarily of pharmaceuticals and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of one to seven years for equipment, furniture, fixtures and vehicles. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the underlying assets. Repairs and maintenance costs are expensed as incurred.

      GOODWILL AND OTHER LONG-LIVED ASSETS. Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over 25 years. The carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over their remaining depreciation and amortization period, their carrying value is reduced to estimated fair value based on discounted cash flow estimates. Impairment indicators include, among other conditions, cash flow deficits; a historical or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; or a material decrease in the fair value of some or all of the assets. A review is done separately for each of the identifiable markets in which the company operates. During the years ended December 31, 2000 and 1999, Coram recognized losses on impairments of long-lived assets of approximately $8.3 million and $9.1 million, respectively. The impairment charges were primarily because of operating losses of the infusion business that resulted following the termination of the Master Agreement with Aetna and the discontinuance of R-Net. The amount of impairment charges were determined using forecasted discounted cash flows of those branches with indicators of potential impairment of allocated long-lived assets. The forecasted cash flows were based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), with an effective 8% growth rate, offset by corporate administrative cost allocations with an estimated growth rate of 2%. Additionally, a discount rate of 10% was used to calculate the net present value of the projected future cash flows.

      If future cash flows from operations decrease, Coram may be required to record additional write-downs of its goodwill and other long-lived assets. Any such write-down could have a material adverse effect on the company's financial position and results of operations.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      PROVISION FOR ESTIMATED UNCOLLECTIBLE ACCOUNTS. Management regularly reviews the collectibility of accounts receivable utilizing system-generated reports which track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the allowance for estimated uncollectible accounts. Additionally, the company establishes appropriate additional reserves for accounts that are deemed uncollectible due to occurrences such as bankruptcy filings by the payer. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the company has made adequate provision for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes.

      EARNINGS PER SHARE. Basic and diluted earnings (loss) per share were identical for each year in the three year period ended December 31, 2000. In each such year, the company experienced losses from continuing operations and, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128, EARNINGS PER SHARE, the denominator utilized to calculate earnings (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive.

      COMPREHENSIVE INCOME. The FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130"), establishing rules for reporting and displaying comprehensive income. Comprehensive income is defined as essentially all changes in stockholders' equity exclusive of transactions with owners (e.g., dividends, stock options, etc.) and includes net income plus changes in certain assets and liabilities that are reported directly in equity, referred to as "Other Comprehensive Income." Other Comprehensive Income includes unrealized gains or losses on available-for-sale securities, translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The company has no material activity that requires disclosure under Statement 130.

      DERIVATIVES AND HEDGING ACTIVITIES. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was initially effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards no. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB NO. 133, which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. Therefore, Coram will adopt the new requirement effective January 1, 2001. Management does not believe that adoption of the new accounting pronouncement will have a material effect on the company's financial position or operating results.

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

3. REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

      On August 8, 2000, CHC and CI, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II (see discussion of Stark II in Note 13), after December 31, 2000 and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

      On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 8 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves that had previously been established related to closure of its discontinued operations. Additionally, on January 25, 2001, the Bankruptcy Court approved a motion to extend the period of time in which the Debtors can reject unexpired leases of non-residential real property to May 4, 2001. Certain other motions filed by the Debtors have been granted and others are presently pending.

      In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments (i) the later of the date of emergence from bankruptcy or December 31, 2000 and (ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installments of approximately $0.5 million are scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001. The company is accruing monthly amounts as earned pursuant to the provisions of the retention plan.

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

      On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000. See Note 13 for further details.

      On the same day as the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan was authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Debtors' Restated Joint Plan, as filed, the existing stockholders of CHC would receive no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A Notes and Series B Notes.

      Representatives of the company negotiated the principal aspects of the Joint Plan with representatives of the holders of the company's Series A Notes and Series B Notes and Senior Credit Facility prior to the filing of such Joint Plan.

      On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that are entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders; however, the holders of such claims and interested parties are deemed to reject the plan in any event. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. A confirmation hearing was held on December 21, 2000 at which time the Restated Joint Plan was not approved by the Bankruptcy Court. On December 28, 2000, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to March 28, 2001. Additionally, the Bankruptcy Court extended

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Debtors' exclusive period to solicit acceptances of any filed plan or plans to May 28, 2001. Management has petitioned the Bankruptcy Court for additional extensions of such exclusivity periods.

      In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000 and effective December 31, 2000, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and the Series B Notes for 905 shares of CI Series A Cumulative Preferred Stock (see Notes 8 and 11 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, and at December 31, 2000 the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 13 for further discussion regarding Stark II.

      On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a lawsuit directly against CHC's Chief Executive Officer, a former member of CHC's Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion and appointed Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Debtors. Goldin will provide consulting and advisory support services designed to assist the Debtors in concluding their bankruptcy proceedings. Among other things, the scope of Goldin's services include (i) reporting its findings to the Independent Committee of the Board of Directors (the "Independent Committee"), including its assessment of the appropriateness of the Restated Joint Plan, and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) being available to appear before the court and provide testimony. Goldin was also appointed as an arbiter between the Debtors and the Equity Committee.

      Based upon Goldin's findings and recommendations, the Debtors may develop and submit a new joint plan of reorganization to the Bankruptcy Court. However, if the Debtors' exclusivity periods are terminated by one or more interested parties, it is possible that one or more holders of claims or interests in the Debtors will file a plan or plans with the Bankruptcy Court. Any new plan or plans of reorganization (hereinafter collectively referred to as the "New Plan") must be approved for distribution by the Bankruptcy Court, voted upon by certain impaired creditors and equity holders of the Debtors and approved by the Bankruptcy Court to become effective after certain findings required by the Bankruptcy Code are made. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied. No assurances can be given regarding the timing of or whether the Debtors' will submit a new plan or what the terms of such plan may be.

      Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations as debtors-in-possession. These claims are reflected in the December 31, 2000 Consolidated Balance Sheet as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date resulting from the rejection of executory contracts, including certain leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to remove the stay against their actions in order to continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. The principal categories and balances of Chapter 11 claims accrued in the Consolidated Balance Sheets and included in liabilities subject to compromise at December 31, 2000 are summarized as follows (in thousands):


  Series A and Series B Notes and other long-term debt obligations.  $ 153,422
  Liabilities of discontinued operations subject to compromise.....      2,936
  Earn-out obligation..............................................      1,268
  Accrued merger and restructuring costs (primarily severance
    liabilities)...................................................        468
  Accounts payable.................................................        111
  Legal and professional liabilities...............................        113
  Other............................................................        809
                                                                     ---------
    Total liabilities subject to compromise........................  $ 159,127
                                                                     =========

        In addition to the amounts disclosed in the table above, the holders of Coram, Inc.'s Series A Cumulative Preferred Stock continue

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to maintain an unsecured creditors' position within the Debtors' bankruptcy proceedings in the aggregate amount of their liquidation preference. Notwithstanding the debt to equity exchange, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchange.

      Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the New Plan. The New Plan, once developed, may be subject to a vote by certain of the Debtors' impaired creditors and equity holders and confirmation by the Bankruptcy Court, as described above. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2000 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

      Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, United States Trustee fees and interest earned on cash accumulated related to the Debtors not paying their pre-petition liabilities and other expenditures incurred relating to the Chapter 11 proceedings. The principal components of reorganization expenses for the year ended December 31, 2000 are as follows (in thousands):

       Legal, accounting and consulting fees............    $  5,299
       Success and retention expenses...................       2,491
       Resource Network Subsidiary settlement amount....         500
       United States Trustee fees.......................          21
       Interest income..................................         (47)
                                                            --------
         Total reorganization expenses, net.............    $  8,264
                                                            ========

4. DISCONTINUED OPERATIONS

      In November 1999, following the filing of voluntary bankruptcy petitions for the Resource Network subsidiaries and the plan to liquidate the R-Net division, Coram disclosed as Net Liabilities of Discontinued Operations in the Consolidated Financial Statements, the excess of R-Net's liabilities over assets. Coram also separately reflected R-Net's operating results in the Consolidated Statements of Income as Discontinued Operations.

      The Losses from Operations of Discontinued Operations of R-Net reflected in the company's Consolidated Statements of Income include the following (in thousands):

                                                      Years Ended December 31,
                                                   -------------------------------
                                                      2000      1999       1998
                                                    --------  --------   --------
Net revenue.......................................  $    --   $ 74,432   $ 61,596
                                                    ========  ========   ========
Gross profit (loss)...............................  $    --   $ (8,003)  $ 13,608
                                                    ========  ========   ========
Loss from operations of discontinued operations...  $    --   $(28,411)  $   (108)
                                                    ========  ========   ========

      The $17.6 million Loss from Disposal of Discontinued Operations for the year ended December 31, 1999 includes $1.5 million of loss from operations for the period from the November 12, 1999 measurement date to December 31, 1999, including $2.9 of net revenue during this period. The Loss from Operations of Discontinued Operations also includes $5.5 million of reserves for severance, litigation, facility costs and other wind-down costs, and $10.6 million for asset impairment reserves.

      The Loss from Disposal of Discontinued Operations of approximately $0.7 million for the year ended December 31, 2000 includes additional reserves for litigation and other wind-down costs, net of certain insurance recoveries, facility cost reserve reductions resulting from the Debtors' bankruptcy proceedings, reserve adjustments due to changes in the estimated amounts of legal and professional fees necessary to complete R-Net's Chapter 11 bankruptcy proceedings and the $0.5 million settlement with the Debtors for the substantive consolidation matter.

      The components of the net liabilities of discontinued operations included in the Consolidated Balance Sheets are summarized as follows (in thousands):

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                             December 31,
                                                           2000        1999
                                                        ---------    --------
Cash..................................................  $   1,162    $  2,022
Intercompany receivable (payable).....................        500        (437)
Accounts payable......................................    (28,619)    (29,509)
Accrued expenses......................................     (1,512)     (4,613)
Other long-term liabilities...........................     (1,000)         --
                                                        ---------    --------
                                                          (29,469)    (32,537)
Net liabilities subject to compromise under Debtors'
  Chapter 11 case.....................................      2,936          --
                                                        ---------    --------
Net liabilities of Discontinued Operations............  $ (26,533)   $(32,537)
                                                        =========    ========

      As of December 31, 2000, approximately $27.5 million of the liabilities related to the discontinued operations was subject to compromise under the R-Net Chapter 11 bankruptcy proceedings.

      All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000, and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business.

      On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000. See Note 13 for further details.

5. SALE OF CPS AND OTHER BUSINESSES

      On July 31, 2000, the company completed the sale of substantially all of the assets and assignment of certain related liabilities of the CPS business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers") for a one-time cash payment of approximately $41.3 million. The Buyers were effectively a management-led group that was financed by GTCR Golder Rauner, L.L.C. The company's gain on the sale of the CPS business was approximately $18.3 million. The cash proceeds, after related expenses, were applied to the remaining principal balance under the company's revolving line of credit of $28.5 million and an additional $9.5 million was applied to the principal balance of the Series A Senior Subordinated Unsecured Notes. See Note 8 for further details.

      Pursuant to a contingent consideration arrangement related to one of the company's operating subsidiaries, approximately $0.4 million was recognized as incremental proceeds during the year ended December 31, 2000. The contingency related to the operating activities of the subsidiary through June 30, 2000. Upon payment of the contingent consideration, substantially all conditions of the initial sale and purchase agreement have been satisfied.

      On June 1, 1998, the company signed an agreement with Integrated Health Services, Inc. ("IHS") for the sale of the company's remaining lithotripsy partnership for an aggregate purchase price of approximately $1.0 million, payable in common stock of IHS. As a result, the company recognized a gain of approximately $0.7 million in 1998.

6. ACQUISITIONS AND RESTRUCTURING

      ACQUISITIONS. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of December 31, 2000, the company may be required to pay, under such contingent obligations, approximately $1.3 million. However, payment of such amounts has been stayed by the Debtors' bankruptcy proceedings. Subject to certain elections by the company or the sellers, $0.6 million of these contingent obligations may be paid in cash. In the period these payments become probable, they are recorded as additional goodwill. Payments made during the years ended December 31, 2000, 1999, and 1998 were $0.1 million, $0.4 million, and $0.3 million, respectively. See Note 13 for further details concerning contingencies relative to earn-out payments.

      MERGER AND RESTRUCTURING. As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc. (the "Caremark Business"), during May 1995, the company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged approximately $25.8 million to operations as a restructuring cost.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      During January 1999, the company undertook an organizational realignment to affect a functional reporting structure (the "Field Reorganization Plan") and charged $1.0 million to operations as a restructuring cost. The Field Reorganization Plan's restructuring cost relates to severance payments, fringe benefits and taxes for approximately 25 severed employees. This plan was completed in the first quarter of the year ended December 31, 2000.

      During July 1999, the company adopted a restructuring plan associated with the reorganization of the R-Net call center operations responsible for managing the Master Agreement with Aetna (the "R-Net Restructure Plan"). The R-Net Restructure Plan resulted in an initial charge to operations of approximately $5.1 million. In November 1999, prior to the R-Net decision to file voluntary Chapter 11 bankruptcy petitions, the company re-evaluated the estimated cost to complete the R-Net Plan and revised the initial charge to approximately $4.3 million, which consisted of accruals for restructuring of $2.8 million for facility costs and $0.6 million for personnel reduction costs, and a loss on impairment of long-lived assets charge for $0.9 million. As a result of the R-Net liquidation described in Notes 1 and 4, these charges are included in the Loss from Discontinued Operations for the year ended December 31, 1999 and the related restructuring accrual and impairment of long-lived assets are reflected in the net liability of discontinued operations.

      During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for
(i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates. Such operations have been scheduled for closure during the first half of 2001, including the severance of approximately 80 related employees.

      Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through December 31, 2000, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

                                                      CHARGES THROUGH DECEMBER 31, 2000              BALANCES AT DECEMBER 31, 2000
                                                      ---------------------------------              -----------------------------
                                                                                                       ESTIMATED
                                                          CASH             NON-CASH                   FUTURE CASH      TOTAL
                                                      EXPENDITURES         CHARGES       TOTAL       EXPENDITURES     CHARGES
                                                      ------------         -------       -----       ------------     -------
Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs .........................   $11,300            $    --      $11,300         $    --       $11,300
  Facility Reduction Costs ..........................    10,000              3,900       13,900             793        14,693
                                                        -------            -------      -------         -------       -------
     Subtotal .......................................    21,300              3,900       25,200             793        25,993

Coram Restructure Plan:
  Personnel Reduction Costs .........................     2,073                 --        2,073             488         2,561
  Facility Reduction Costs ..........................       629                 --          629           1,488         2,117
                                                        -------            -------      -------         -------       -------
     Subtotal .......................................     2,702                 --        2,702           1,976         4,678

                                                        -------            -------      -------         -------       -------
Totals ..............................................   $24,002            $ 3,900      $27,902           2,769       $30,671
                                                        =======            =======      =======                       =======

                                                Restructuring Costs Subject to Compromise ...........      (468)
                                                                                                        -------
                                                Accrued Merger and Restructuring Costs Per the
                                                 Consolidated Balance Sheets ........................   $ 2,301
                                                                                                        =======

      During the year ended December 31, 2000, significant items impacting the restructuring reserves are summarized as follows:


          Balance at December 31, 1999 ....................   $ 7,392
          Activity during the year ended December 31, 2000:
              Payments under the plans ....................    (3,076)
              Reversal attributable to the sale of CPS ....    (1,225)
              Other reversals .............................      (322)
                                                              -------
                                                                2,769
           Restructuring costs subject to compromise ......      (468)
                                                              -------
           Balance at December 31, 2000 ...................   $ 2,301
                                                              =======

      The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 56% through December 31, 2001, 22% through December 31, 2002, 11% through December 31, 2003 and 11% thereafter.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. PROPERTY AND EQUIPMENT

      Property and equipment are summarized as follows (in thousands):

                                                          December 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
     Leasehold improvements .......................   $  4,200    $  4,503
     Equipment and other ..........................     42,221      46,078
     Furniture and fixtures .......................      6,390       6,898
                                                      --------    --------
                                                        52,811      57,479
     Less accumulated depreciation and amortization    (37,519)    (35,281)
                                                      --------    --------
                                                      $ 15,292    $ 22,198
                                                      ========    ========

      The above includes immaterial amounts of equipment under capital leases.

8. DEBT OBLIGATIONS

      Debt obligations are as follows (in thousands):

                                                                        December 31,
                                                                        ------------
                                                                     2000         1999
                                                                     ----         ----
Debtor-In-Possession Financing Agreement ......................   $      --    $      --
Senior Credit Facility ........................................          --       44,000
Series A Senior Subordinated Unsecured Notes ..................      61,208      166,825
Series B Senior Subordinated Unsecured Convertible Notes ......      92,084       91,474
Other obligations, including capital leases, at interest rates
  ranging from 7.5% to 13.2% ..................................         333          753
                                                                  ---------    ---------
                                                                    153,625      303,052
Less: Debt obligations subject to compromise ..................    (153,422)          --
Less: Current scheduled maturities ............................        (179)        (390)
                                                                  ---------    ---------
                                                                  $      24    $ 302,662
                                                                  =========    =========

      As a result of the Debtors' Chapter 11 Bankruptcy Court filings, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the accompanying Consolidated Balance Sheets as of December 31, 2000 in accordance with SOP 90-7. Under the United States Bankruptcy Code, actions against the Debtors to collect prepetition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement"), dated May 6, 1998, with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners, L.P. (collectively the "Lenders") and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with an affiliate of Cerberus Partners, L.P. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors' voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors' ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

      Notwithstanding the debt-to-preferred stock exchange discussed below, post-petition interest expense on pre-petition indebtedness of approximately $8.0 million was considered an allowable Bankruptcy Court claim and was charged to interest expense in the accompanying Consolidated Statements of Income. The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Chapter 11 proceedings if it is probable that it will be an allowed priority, secured or unsecured claim. The Debtors' Restated Joint Plan (see Note 3), if approved, would have effectively eliminated all post-petition interest on pre-petition borrowings. Another plan put forth by the Debtors' management may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required.

      DEBTOR-IN-POSSESSION ("DIP") FINANCING AGREEMENT. In connection with the Chapter 11 Bankruptcy Court filings, effective

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

August 30, 2000, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C. ("Madeleine"), an affiliate of Cerberus Partners, L.P. The agreement contemplates that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court issued an order approving the DIP financing agreement.

      The DIP financing agreement matures on the earlier of either confirmation of the Debtors' plan of reorganization or August 31, 2001. The DIP financing agreement provides for maximum borrowings generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined in the underlying agreement, and (ii) 95%. Outstanding borrowings under the DIP financing agreement bear interest at a rate of prime plus 2.0%, payable in arrears on the first business day of each month. The effective interest rate was 11.5% on December 31, 2000. The DIP financing agreement is secured by the capital stock of the Debtor's subsidiaries, as well as, the accounts receivable and certain other assets held by the Debtors and their subsidiaries. Under the DIP financing agreement, among other nominal fees, the Debtors paid a fee of 1% or $0.4 million and are liable for commitment fees on the unused facility at a rate of 0.5% per annum, payable monthly in arrears.

      The terms of the DIP financing agreement contain customary representations, warranties and covenants, including certain financial covenants related to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"), lease obligations and capital expenditures. A breach of such representations, warranties and covenants could result in restrictions on the Debtors' ability to obtain advances under the DIP financing agreement and possibly the exercise of remedies by Madeleine. Management believes that at December 31, 2000, the company was in compliance with all the covenants of the DIP financing agreement; however, there can be no assurance as to future compliance therewith and whether waivers, if necessary, would be granted.

      Through April 2, 2001, no borrowings had been made under the DIP financing agreement; however, at such date, the borrowing base was approximately $35.5 million pursuant to the limitations of the DIP financing agreement.

      SENIOR CREDIT FACILITY. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. On September 21, 2000 and January 29, 2001, the company permanently reduced the commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not able to borrow against. Effective February 6, 2001, the Lenders and the company terminated the Senior Credit Facility. As of December 31, 2000, the lenders had outstanding irrevocable letters of credit issued for the benefit of the company totaling $2.1 million. In connection with the termination of the Senior Credit Facility, the company established new letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo") and such new letters of credit are fully secured by interest bearing cash deposits of the company held by Wells Fargo.

      The Senior Credit Facility provided for interest on outstanding indebtedness at the rate of prime plus 1.5%, payable in arrears. Additionally, the terms of the agreement provided for a fee of 1.0% per annum on the outstanding letter of credit obligations, also payable in arrears. The Senior Credit Facility further provided for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. As of December 31, 2000, such fees were 0.825% per annum on the amount of outstanding letter of credit obligations. The Senior Credit Facility was secured by the capital stock of the company's subsidiaries, as well as, the accounts receivable and certain other assets held by the company and its subsidiaries. The Senior Credit Facility contained other customary covenants and events of default.

      Among other nominal fees, the company paid $0.6 million upon consummation of the Senior Credit Facility and was thereafter liable for commitment fees on the unused facility at 0.375% per annum, due quarterly in arrears. Additionally, the terms of the agreement provided for the issuance of warrants to purchase up to 1.9 million shares of the company's common stock at $0.01 per share, subject to customary anti-dilution adjustments (the "1998 Warrants"). The estimated fair value of the 1998 Warrants was determined on the date of issuance and capitalized as deferred debt issuance costs. Such costs were amortized ratably to interest expense over the life of the Senior Credit Facility; however, contemporaneous with the permanent reduction of the borrowing capacity on September 21, 2000, the company charged to interest expense approximately $1.1 million of remaining deferred debt issuance costs related to the Senior Credit Facility. The 1998 Warrants expired on February 6, 2001 when the Senior Credit Facility was terminated.

      SECURITIES EXCHANGE AGREEMENT. On May 6, 1998, the company entered into the Securities Exchange Agreement with the Holders of its subordinated rollover note (the "Rollover Note"). While the Rollover Note was outstanding, the Holders had the right to receive warrants to purchase up to 20% of the outstanding common stock of the company (the "Rollover Note Warrants") on a fully diluted

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

basis. Effective April 13, 1998, the Securities Exchange Agreement provided for the cancellation of the Rollover Note, including deferred interest and fees, and the Rollover Note Warrants in an exchange for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of 8.0% Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one director to the company's Board of Directors. Such director was elected to the Board of Directors in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000.

      On April 9, 1999, the company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of Series B Notes is convertible into shares of the company's common stock at a conversion price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into common stock at a conversion price of $3.00 per share, which was subject to downward (but not upward) adjustment based on prevailing market prices for the company's common stock on April 13, 1999 and October 13, 1999. Based on reported market closing prices for the company's common stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum.

      On December 28, 2000, the Debtors announced the Bankruptcy Court's approval of their request to exchange a sufficient amount of debt and related accrued interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"). On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 11 for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). In connection therewith, the company recognized an extraordinary gain of approximately $107.8 million, net of tax, in the accompanying Consolidated Statements of Income.

      The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains customary covenants and events of default. Upon the Debtors' Chapter 11 bankruptcy filings, the company was in violation of certain covenants and conditions thereunder; however, such bankruptcy proceedings have stayed any remedial actions by either the Debtors or the Holders. Additionally, the company was not in compliance with other covenants relating to certain contractual relationships its wholly-owned Resource Network Subsidiaries had with certain parties that were contracted to provide services pursuant to the Aetna Master Agreement, effective May 1, 1998, and to other covenants relating to the capitalization of subsidiaries. The company received waivers from its lenders regarding such events of noncompliance. The voluntary filing of Chapter 11 bankruptcy petitions by the Resource Network Subsidiaries caused further defaults under the Securities Exchange Agreement; however, such defaults were waived by the Holders. In connection with these waivers and the waivers provided for certain matters of noncompliance under the Senior Credit Facility, the company and the Holders entered into an amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A Notes and the Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A Notes and the Series B Notes resumed on such date. However, pursuant due to the Debtors' Chapter 11 bankruptcy filings, no interest is being paid subsequent to August 8, 2000.

      Management believes that at December 31, 2000, the company was in compliance with all other covenants of the Securities Exchange Agreement. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

      At the election of the company, the Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or through the issuance of parri passu debt securities, except that Holders can require the company to pay interest in cash if the

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the Debtors' ongoing bankruptcy proceedings. Pursuant to the troubled debt restructuring rules promulgated under SFAS No. 15, no interest expense will be recognized in the company's consolidated financial statements relative to the Series A Notes and the Series B Notes through June 30, 2001.

      The Series A Notes and the Series B Notes are callable, in whole or in part, at the option of the Holders thereof in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the notes are callable at 103% of the then outstanding principal amount, plus accrued interest. The Series B Notes are also redeemable at the option of the Holders thereof upon maturity of the Series A Notes at the outstanding principal amount thereof, plus accrued interest. In addition, the Series A Notes are redeemable at 103% of the then outstanding principal amount, plus accrued interest at the option of the company.

      In connection with the disposition of CPS, effective July 31, 2000, the company applied $9.5 million of the net cash proceeds derived therefrom to prepay a portion of the principal amount outstanding under the Series A Notes. The Holders of the Series A Notes waived the 103% prepayment premium thereby permitting the company to reduce the then outstanding principal balance by the full amount of the payment.

      SECURED PROMISSORY NOTES. In July 1998, the company issued secured promissory notes in the aggregate principal amount of $6.0 million to the Holders of the Series A Notes and the Series B Notes. The promissory notes matured on August 20, 1998 and carried an interest rate of 12.0% per annum, payable in cash on the maturity date. In August 1998, the company paid all amounts due thereunder.

      FORMER SENIOR CREDIT FACILITY. In January 1998, the company repaid all principal, interest and related fees, aggregating approximately $80.1 million, due under a former senior credit facility and terminated such facility. Interest on the former senior credit facility was based on margins over certain domestic and foreign indices and was accruing at the annual rate of 8.94% upon repayment.

      ROLLOVER NOTE. Through April 13, 1998, the Rollover Note carried an interest rate that was based on various indices plus a margin that increased by 0.25% quarterly (16.75% upon the Rollover Note's effective cancellation date). In connection therewith, $10.3 million was charged to interest expense for the year ended December 31, 1998. Additionally, the fair value of the Rollover Note Warrants was amortized over the warrants' contractual life and, accordingly, the company charged approximately $3.2 million to interest expense for the year ended December 31, 1998.

9. INCOME TAXES

      The amount of income tax expense allocated to continuing operations, discontinued operations and the extraordinary gain on troubled debt restructuring are as follows (in thousands):


                                                      Years Ended December 31,
                                                      ------------------------
                                                       2000     1999     1998
                                                      ------   ------   ------
  Continuing operations ...........................   $  250   $  440   $2,300
  Discontinued operations .........................       --       --       --
  Extraordinary gain on troubled debt restructuring      400       --       --
                                                      ------   ------   ------
            Total income tax expense ..............   $  650   $  440   $2,300
                                                      ======   ======   ======

      The components of the consolidated income tax expense attributable to continuing operations were as follows (in thousands):

                                                        Years Ended December 31,
                                                        ------------------------
                                                         2000     1999     1998
                                                        ------   ------   ------
              Current:
                Federal ..............................  $   --   $   41   $1,750
                State ................................     250      399      550
                                                        ------   ------   ------
                        Total Current ................     250      440    2,300
                                                        ------   ------   ------
              Deferred:
                Federal ..............................      --       --       --
                State ................................      --       --       --
                                                        ------   ------   ------
                        Total Deferred ...............      --       --       --
                                                        ------   ------   ------
                Income tax expense ...................  $  250   $  440   $2,300
                                                        ======   ======   ======

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The following table reconciles the federal statutory rate to the effective income tax expense rate attributable to continuing operations:

                                                        Years Ended December 31,
                                                        ------------------------
                                                        2000     1999     1998
                                                        ----     ----     ----
Federal statutory rate ..............................  (35.0)%  (35.0)%  (35.0)%
Valuation allowances ................................  (18.6)    37.5     25.3
State income taxes, net of federal income tax
benefit .............................................    8.4     (6.0)    (1.8)
Goodwill ............................................   31.2      3.7     13.2
Reorganization expenses .............................   20.2       --       --
Other ...............................................   (3.1)     0.4     10.2
                                                       -----    -----    -----
Effective income tax expense rate ...................    3.1%     0.6%    11.9%
                                                       =====    =====    =====


      The effective income tax rates for each of the years ended December 31, 2000, 1999 and 1998 are higher than the statutory rate because the company is not recognizing the deferred income tax benefits of the current year losses. Furthermore, the effective income tax rate for the year ended December 31, 1998 is higher than the statutory rate because the company adjusted its estimate for the dispute with the Internal Revenue Service, as described below.

      The temporary differences, tax effected, which give rise to the company's net deferred tax assets (liabilities) were as follows (in thousands):

                                                             December 31,
                                                       ------------------------
                                                         2000            1999
                                                       ---------      ---------
Deferred tax assets:
  Goodwill .......................................     $  46,096      $  47,331
  Restructuring costs ............................         3,107          6,312
  Net operating loss carryforwards ...............        62,936         84,784
  AMT credit carryforwards .......................         4,213          4,478
  Allowance for notes receivable .................            --            481
  Allowance for doubtful accounts ................        10,074         14,353
  Intangible assets ..............................         3,585          3,355
  Resource Network Subsidiaries' reserves ........         6,475          9,547
  Accrued interest ...............................           451             --
  Accrued bonuses ................................         6,535            903
  Accrued vacation ...............................           674            719
  Other accruals .................................         2,806          1,961
  Other ..........................................         1,350          1,763
                                                       ---------      ---------
          Total gross deferred tax assets ........       148,302        175,987
  Less valuation allowance .......................      (146,177)      (174,142)
                                                       ---------      ---------
          Total deferred tax assets ..............         2,125          1,845
Deferred tax liabilities:
  Property and equipment .........................        (2,073)        (1,427)
  Other ..........................................           (52)          (418)
                                                       ---------      ---------
          Total deferred tax liabilities .........        (2,125)        (1,845)
                                                       ---------      ---------
          Net deferred tax asset (liability) .....     $      --      $      --
                                                       =========      =========


      Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time, they have been wholly offset by valuation allowances at both December 31, 2000 and 1999.

      As of December 31, 2000, the company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $159.3 million, which are available to offset future federal taxable income and expire in varying amounts in the years 2002 through 2019. This NOL balance includes approximately $42.1 million generated prior to the Four-Way Merger and such amount is subject to an annual usage limitation of approximately $4.5 million. The ability to utilize the full amount of the $159.3 million of NOLs is uncertain due to rules related to changes in ownership.

      As a result of the issuance of Coram, Inc. Series A Cumulative Preferred Stock in December 2000 (see Note 11), the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent income tax returns will be filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation will file its own separate income tax returns. The issuance of the preferred stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and it meets certain other bankruptcy related conditions of the Internal Revenue Code ("IRC"). The bankruptcy provisions of Section 382 of the IRC impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gain on troubled debt restructuring

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

that resulted from the issuance of the Coram, Inc. Series A Cumulative Preferred Stock is generally not subject to tax pursuant to the cancellation of debt provisions included in IRC Section 108.

      In January 1999, the Internal Revenue Service ("IRS") completed an examination of the company's federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to the prior tax liabilities. The company has agreed to adjustments of $24.4 million that only affect available NOLs. Management does not agree with the other proposed adjustments regarding the deductibility of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect prior years' tax liabilities. In May 1999, the company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million, plus interest and penalties to be determined. The company is contesting the notice of deficiency through administrative proceedings and litigation and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. In August 1999, the company filed a petition with the United States Tax Court ("Tax Court") contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The Tax Court proceeding is currently stayed by reason of the Debtors' bankruptcy proceedings. The IRS Appeals office currently has jurisdiction over this matter. Due to the uncertainties related to the final resolution of these significant matters, the company's consolidated financial statements include a reserve for such potential liabilities. No assurances can be given that the company will prevail given the early phase of this matter and the uncertainties inherent in any proceedings with the IRS or related litigation. If the company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the company could be materially adversely affected.

10. RELATED PARTY TRANSACTIONS

      In 1997, the company's Board of Directors approved a contingent bonus to Donald J. Amaral, former Chairman and Chief Executive Officer and current Director. Under the agreement, subject to certain material terms and conditions, Mr. Amaral was paid $1.0 million following the successful refinancing of the company's debt. In connection therewith, the company recorded a $1.0 million expense for the bonus in 1998 and paid $0.5 million in 1998 and $0.5 million in the first quarter of 1999.

      A director of the company also served on the Board of Directors of Sabratek Corporation ("Sabratek") from October 1992 through August 23, 1999. In 1997, the company purchased from Sabratek approximately $11.5 million in multi-therapy infusion pumps and $4.3 million in related equipment and supplies. In 1999 and 1998, the company purchased equipment and supplies aggregating approximately $2.8 and $7.8 million, respectively, from Sabratek. Sabratek filed for Chapter 11 bankruptcy protection on December 17, 1999 and, in connection therewith, Coram filed a $1.3 million proof of claim in Sabratek's bankruptcy proceedings for vendor rebates earned but not paid. In January 2000, the assets and certain liabilities of Sabratek's Device Business were acquired by Baxter Healthcare Corporation ("Baxter"). Baxter subsequently filed a proof claim of approximately $0.3 million in the Debtors' bankruptcy proceedings for products purchased from Sabratek. Management is currently evaluating the validity of Baxter's proof of claim. No assurances can be given regarding the recoverability of the company's proof of claim against Sabratek. Notwithstanding the separate proofs of claim filings, Baxter and the company have an ongoing amicable business relationship involving drugs, supplies and pumps sold by Baxter to the company.

      The company's current Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns a consulting company from which the company purchased services. For the years ended December 31, 2000 and 1999, the company paid approximately $0.7 million and $0.2 million, respectively, to Mr. Crowley's consulting company for consulting services and reimbursable expenses. Subsequent to December 31, 2000 and through April 9, 2001, approximately $0.1 million was further paid to Mr. Crowley's company for overhead costs of Dynamic Healthcare Solutions, LLC's Sacramento, California location that are directly attributable to the duties that Mr. Crowley performed on behalf of Coram in 2001. The terms and conditions of the underlying consulting agreement were approved by the company's Board of Directors.

      Effective August 2, 2000, the company's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 3 and 8, the company recorded a $1.8 million reorganization expense for the success bonus in 2000. Such success bonus will not be payable until such time as the Debtors' or another interested party's amended plan of reorganization is fully approved by the Bankruptcy Court.

      Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Agreement), executed an employment agreement whereby Mr. Crowley is paid approximately $1 million per annum plus the potential of performance related bonus opportunities, equity options and fringe benefits. The services rendered by Mr. Crowley include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Moreover, Mr. Crowley is the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company in which an interest is owned by an affiliate of Cerberus. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California.

11. MINORITY INTERESTS

      The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                                                 December, 31,
                                                                2000       1999
                                                               ------     ------
Series A Cumulative Preferred Stock of Coram, Inc. .......     $5,522     $   --
Majority-owned companies .................................        456      1,652
                                                               ------     ------
Total minority interests .................................     $5,978     $1,652
                                                               ======     ======

      On December 29, 2000, Coram, Inc. ("CI"), a wholly-owned subsidiary of Coram Healthcare Corporation, executed the Exchange Agreement with the Holders of CI's Securities Exchange Agreement (see Note 8 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million (hereinafter referred to as the "Preferred Stock"). The Preferred Stock was issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, net to approximately $5.5 million at December 31, 2000.

      The authorized CI Preferred Stock consists of 10,000 shares, and the only shares issued and outstanding at December 31, 2000 are those pursuant to the Exchange Agreement. So long as any shares of the Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors' plan of reorganization, dividends are to be paid in the form of additional shares of Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, at CI's election, dividends will be payable in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate shall increase to 16% per annum until such time that the event of default is cured. All dividends are to include tax indemnities and gross-up provisions as are appropriate for transactions of this nature. In-kind dividends earned during the quarter ended March 31, 2001 aggregated approximately 58 shares and had a liquidation preference of approximately $7.0 million.

      The agreements and bylaws underlying the Preferred Stock include usual and customary affirmative and negative covenants for a security of this nature, including, but not limited to (i) providing timely access to certain financial and business information; (ii) authorization to communicate with independent certified public accountants with respect to the financial conditions and other affairs of the company; (iii) maintaining tax compliance; (iv) maintaining adequate insurance coverage; (v) adherence to limitations on transactions with affiliates; (vi) adherence to limitations on acquisitions or investments; (vii) adherence to limitations on the liquidation of assets or businesses; and (viii) adherence to limitations on entering into additional indebtedness.

      Subsequent to the effective date of the Debtors' plan of reorganization, each share of Preferred Stock will be entitled to one vote and shall vote together with the shares of CI's common stock on all matters submitted to a vote of stockholders. The Preferred Stock would have had 47.5% of CI's total voting power on December 31, 2000; however, such voting rights are temporarily suspended during the Debtors' bankruptcy proceedings. Subsequent to the effective date of a plan of reorganization, the Holders will have the right to appoint three directors out of a total of seven directors to CI's Board of Directors, and a quorum in meetings of the Board of Directors shall be constituted by the presence of a majority of the members, at least two of whom must be directors appointed by the Holders. During the pendency of CI's bankruptcy proceedings, the Holders have the right to appoint two directors to CI's Board of

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Directors. Alternatively, if no Board of Directors representation is elected by the Holders, they retain the right to appoint one observer.

      The Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any accrued but unpaid dividends. Redemption may be made in the form of cash payments only. As of April 2, 2001, the aggregate Preferred Stock liquidation preference was approximately $116.3 million.

12. STOCK-BASED COMPENSATION

      The company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options as permitted under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123").

      In connection with the Four-Way Merger, the company assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the company's Board of Directors. In addition, the company implemented the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan"). During 1997, the Purchase Plan was amended to increase the number of common shares issuable from 0.3 million to 1.0 million. The Purchase Plan was re-activated in January 1998 after a suspension in the fourth quarter of 1996. The Purchase Plan was re-suspended in December 1999. As of December 31, 2000, 0.4 million common shares are reserved for future issuance under the Purchase Plan.

      The 1994 Plan contains three separate incentive programs which provide for the granting of stock options to certain officers, key employees, consultants and non-employee members of the company's Board of Directors. Coram's 1994 Plan has authorized the grant of options for up to 10.0 million shares of the company's common stock. Options granted under the 1994 Plan may constitute either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options may be granted at exercise prices ranging from 85% to 100% of the fair market value of the company's stock at the date of grant. All options granted expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. The 1994 Plan is administered by a committee of the Board of Directors, which has the authority to determine the employees to whom awards will be made and the incentive program to be utilized.

      Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, and has been determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that accounting pronouncement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following assumptions for 2000, 1999, and 1998, respectively: risk free interest rates ranging from 6.42% to 6.59%, 5.28% to 6.03%, and 4.38% to 5.59%. Volatility factors of the expected market price of the company's common stock ranges from 1.0 to 2.0 in 2000 and is equal to 0.95 for 1999 and 0.62 for 1998. For each year presented herein, the expected lives of the options are one year past vesting and the dividend yield is 0%.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income (loss) disclosed below may not be representative of compensation expense in future pro forma years. The company's pro forma information is as follows (in thousands, except for earnings per share information):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 2000       1999        1998
                                               -------    --------    --------
Pro forma loss from continuing operations .... $(8,947)   $(70,295)   $(24,256)
Pro forma loss from continuing operations
  per common share (basic and diluted) ....... $ (0.18)   $  (1.42)   $  (0.50)


                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      A summary of the company's stock option activity and related information for the years ended December 31 is as follows (in thousands, except per share amounts):

                                              2000                  1999                  1998
                                       -------------------   -------------------   -------------------
                                                 Weighted-             Weighted-             Weighted-
                                                  Average               Average               Average
                                                 Exercise              Exercise              Exercise
                                       Options     Price     Options     Price     Options     Price
                                       -------   ---------   -------   ---------   -------   ---------
Outstanding--beginning of year ...      9,904      $2.42      9,221      $2.77      7,561      $3.39
  Granted:
     Price equal to fair value ...      1,133       0.59      3,302       1.41      3,119       2.18
     Exercised ...................         --         --         --         --         (1)      2.63
     Forfeited ...................     (3,696)      2.33     (2,619)      2.41     (1,458)      4.65
                                       ------                ------                ------
Outstanding--end of year .........      7,341       2.18      9,904       2.42      9,221       2.77
                                       ======                ======                ======
Exercisable at end of year .......      4,924                 5,669                 4,601
                                       ======                ======                ======
Weighted-average fair value of
  options granted during the year:
  Price equal to fair value ......     $ 0.42                $ 0.91                $ 1.05
                                       ======                ======                ======

      Exercise prices for options outstanding and the weighted-average remaining contractual life of those options at December 31, 2000 are as follows (in thousands, except per share amounts):

                                   Options Outstanding                         Options Exercisable
                      -------------------------------------------------   ------------------------------
                                    Weighted-Average
     Range of            Number        Remaining       Weighted-Average     Number      Weighted-Average
 Exercise Prices      Outstanding   Contractual Life    Exercise Price    Exercisable    Exercise Price
----------------      -----------   ----------------   ----------------   -----------   ----------------
$ 0.33 - $ 0.69 ....      802,500               9.15             $ 0.59         1,562             $ 0.63
$ 0.75 - $ 0.75 ....    1,000,000               8.91             $ 0.75       333,333             $ 0.75
$ 0.81 - $ 1.69 ....      738,187               8.57             $ 1.08       303,164             $ 1.19
$ 2.00 - $ 2.25 ....    1,128,421               7.82             $ 2.16       657,827             $ 2.17
$ 2.38 - $ 2.50 ....      345,373               6.51             $ 2.48       312,708             $ 2.49
$ 2.63 - $ 2.63 ....      962,405               5.36             $ 2.63       962,405             $ 2.63
$ 3.13 - $ 3.13 ....       91,666               6.96             $ 3.13        91,666             $ 3.13
$ 3.40 - $ 3.40 ....    2,200,000               4.78             $ 3.40     2,200,000             $ 3.40
$ 4.38 - $20.58 ....       72,222               6.28             $ 5.62        60,968             $ 5.75
$24.02 - $24.02 ....           33               0.77             $24.02            33             $24.02
                        ---------                                           ---------
 $0.33 - $24.02 ....    7,340,807               6.87             $ 2.18     4,923,666             $ 2.73
                        =========                                           =========

      Common shares reserved for future issuance include approximately 1.0 million shares related to options outside of the 1994 Plan. Warrants issued pursuant to the Former Senior Credit Facility to purchase 1.4 million shares of common stock at a nominal exercise price expired in October 2000. Warrants issued by the Merged Entities prior to the Four-Way-Merger to purchase 33,525 shares of common stock with an exercise price of $18.79 expired in March, 2001. Additional warrants issued prior to the Four-Way-Merger to purchase 1,193 shares of common stock for $12.58 per share are still outstanding and have no expiration date. Warrants issued pursuant to the New Senior Credit Facility for the purchase of 1.9 million shares of common stock at an exercise price of $0.01 per share expired in February 2001 (see Note 8 for further details).

      The Debtors' Restated Joint Plan, if approved, would have effectively eliminated all options and warrants to purchase CHC stock because CHC would be dissolved as soon as practicable after the effective date of the plan and all equity interests in CHC would be completely eliminated. Another plan put forth by the Debtors' management or other interested parties may have a similar effect, however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required (see Note 3).

13. COMMITMENTS AND CONTINGENCIES

      LEASES. The company leases office and other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments, including real estate taxes and other operating costs. Total rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $10.3 million, $12.2 million and $11.6 million, respectively, exclusive of amounts charged to restructuring reserves. At December 31, 2000 the aggregate future minimum lease commitments were as follows (in thousands):

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                  Years Ending                   Capital          Operating
                  December 31,                   Leases            Leases
     -----------------------------------------   -------           --------
     2001 ....................................   $   158           $ 9,890
     2002 ....................................        11             7,901
     2003 ....................................        11             7,044
     2004 ....................................         6             5,188
     2005 ....................................        --             3,445
     Thereafter ..............................        --             1,006
                                                 -------           -------
           Total minimum lease payments ......       186            34,474
     Less amounts representing interest ......       (13)               --
                                                 -------           -------
     Net minimum lease payments ..............   $   173           $34,474
                                                 =======           =======


      Capital lease obligations are included in other debt obligations (see Note
8). Operating lease obligations are net of sublease rentals. Operating lease obligations include $3.0 million, less $1.0 million of sublease rentals, accrued as part of the restructuring costs under the Caremark Business Consolidation Plan and the Coram Restructure Plan. Certain operating leases of the company provide for standard escalations of lease payments as the lessors' maintenance costs and taxes increase. As a result of the Debtors' Chapter 11 bankruptcy proceedings, certain lease agreements are subject to automatic stay provisions, which preclude the parties under such agreements from taking remedial action in response to any defaults. Moreover, no amounts are included in the table above for lease rejections that have been approved by the Bankruptcy Court (see Note
3).

      EMPLOYEE BENEFIT PLANS. The Merged Entities provided various defined contribution plans that were available to their employees. Management merged these benefit plans in 1995. Eligible employees include individuals over the age of 21 who have completed six months of benefit-eligible service with the company. Through September 30, 1999, the company offered a matching contribution of 50% of the first 6% of the employee's eligible salary. Effective October 1, 1999, Coram amended its defined contribution benefit plan to make the employer match discretionary and, in connection therewith, no matching contributions have been made since the plan amendment date. All matching contributions have been in the form of CHC common stock. Employee contributions vest immediately and the company's matching contributions vest over a five year period. During the years ended December 31, 1999 and 1998, the company's matching contributions to the plan were approximately $1.3 million and $2.0 million, respectively.

LITIGATION

      BANKRUPTCY PROCEEDINGS. On August 8, 2000, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, In Re: Coram Healthcare Corporation and Coram, Inc., Case Nos. 00-3299 (MFW) and 00-3300
(MFW) (collectively the "Chapter 11 Cases"), respectively. The proceedings have been consolidated for administrative purposes only by the United States Bankruptcy Court in Delaware and are being administered under the docket of In
Re: Coram Healthcare Corporation, Case No. 00-3299 (MFW). None of the Debtors' other subsidiaries are a debtor in the proceeding. See Note 3 for further details.

      Except as may otherwise be determined by the Bankruptcy Court overseeing the Chapter 11 Cases, the protection afforded by Chapter 11 generally automatically stays any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Chapter 11 Cases. The automatic stay would not, however, apply to actions brought against the company's non-debtor subsidiaries.

      OFFICIAL COMMITTEE OF THE EQUITY SECURITY HOLDERS' MATTERS. A committee of persons claiming to own shares of the company's publicly-traded common stock (the "Equity Committee") objected to the Restated Joint Plan of reorganization, contending, among other things, that the company valuation upon which the Restated Joint Plan of reorganization was premised and the underlying projections and assumptions were flawed. On December 21, 2000, the Bankruptcy Court determined not to confirm the Restated Joint Plan. The company and the Equity Committee are involved in a review of certain company information regarding, among other things, the Equity Committee's contentions. Additionally, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee's lawsuit alleges a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice.

      Management cannot predict whether any future objections of the Equity Committee will be forthcoming or if they would prevent confirmation of a plan of reorganization, if any, set forth by the Debtors' management. Management also cannot predict if any other actions of the Equity Committee will have adverse consequences to the company.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      RESOURCE NETWORK SUBSIDIARIES' BANKRUPTCY. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, Case No. 99-2889 (MFW). On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary bankruptcy petition under Chapter 11 against Coram Resource Network, Inc. in the United States Bankruptcy Court for the District of Delaware. The two proceedings were consolidated by stipulation of the parties and the case is pending under the style, IN RE CORAM RESOURCE NETWORK, INC. AND CORAM INDEPENDENT PRACTICE ASSOCIATION, INC., Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to the proceedings. The Chief Restructuring Officer of the Resource Network Subsidiaries had threatened suit on behalf of the estates against Coram Healthcare Corporation ("CHC"). The draft complaint included claims for damages against CHC and certain of its former and current officers and directors in excess of $41 million. The draft complaint included a threat to pierce the corporate veil of the Resource Network Subsidiaries to reach CHC and included claims of breaches by the officers and directors of their fiduciary duties to the Resource Network Subsidiaries and CHC.

      On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtor's Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. If granted, the Chapter 11 proceedings involving the Resource Network Subsidiaries and the Chapter 11 proceedings involving the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would be joined with the assets and liabilities of the Debtors, the liabilities of the combined entity would be satisfied from their combined funds and all intercompany claims would be eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries in January 2001.

      Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain a proof of claim in excess of $41 million against CHC's estate and the company maintains a reciprocal claim of approximately the same amount against the Resource Network Subsidiaries' estate. The ultimate outcome of these claims cannot be predicted with any degree of certainty but management, in consultation with legal counsel, does not believe that the final resolution of this matter or other matters raised by the Resource Network Subsidiaries' Chief Restructuring Officer will have a material adverse impact on the company's financial position or results of operations.

      AETNA U.S. HEALTHCARE, INC. On June 30, 1999, the company filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern District of Pennsylvania setting forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through the Resource Network Subsidiaries. On June 30, 1999, the company received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania. The Aetna Complaint sought specific performance, injunctive relief and declaratory relief to compel the company to perform under the Master Agreement, including the payment of compensation to the healthcare providers that had rendered and continued to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputed the company's right to terminate the Agreement. The company removed the Aetna Complaint to federal court. On July 20, 1999, Aetna filed a counterclaim against the company in the federal court lawsuit brought by the company. In its counterclaim, Aetna sued the company for, among other things, breach of the Master Agreement and fraudulent misrepresentation, contending the company never intended to perform under the Master Agreement, defamation, interference with contractual relations with providers and interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement.

      On April 20, 2000, the company and Aetna reached an amicable resolution to the then outstanding disputes and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The final resolution of these matters did not have a material adverse effect on the company's consolidated financial position or results of operations. The impact of this dispute resolution has been charged to discontinued operations in the accompanying consolidated financial statements.

      APRIA HEALTHCARE, INC. Apria Healthcare, Inc. and one of its affiliates, Apria Healthcare of New York State, Inc., (collectively "Apria") filed suit against CHC and the Resource Network Subsidiaries in the Superior Court of Orange County, California. Apria's claims related to services that were rendered as part of certain home health provider networks managed by the Resource Network Subsidiaries. Apria's complaint alleged that, among other things, the Resource Network Subsidiaries operated as the alter ego of CHC

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and, as a result, CHC should be declared responsible for the alleged breaches of the contracts that the Resource Network Subsidiaries had with Apria. The complaint included requests for declaratory, compensatory and other relief in excess of $1.4 million. On February 21, 2001, the company and Apria agreed to a "dismissal without prejudice" from the Superior Court of Orange County, California with each party responsible for its own legal fees.

      TBOB ENTERPRISES, INC. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. See Note 5 for further details. TBOB alleges, among other things, that the company has impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). The company received a copy of a letter from TBOB to the American Arbitration Association in which it is attempting to obtain a refund of the filing fees that TBOB paid in connection with the arbitration proceeding because the final $1.3 million earn-out payment that was scheduled for March 2001 and the alleged damages of $0.9 million have been stayed by operation of the Bankruptcy Code. In February 2001, TBOB withdrew its arbitration claim due to the ongoing bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

      INTERNAL REVENUE SERVICE EXAMINATION. CHC is contesting a notice of deficiency issued by the Internal Revenue Service through administrative proceedings and litigation. See Note 9 for further details.

      ALAN FURST ET. AL. V. STEPHEN FEINBERG, ET. AL. A complaint was filed in the United States District Court for the Third District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and another current member or the Board of Directors. Plaintiffs allege that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. Plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. The company notified its insurance carrier and intends to avail itself of any appropriate insurance coverage for its directors and officers who are vigorously contesting the allegations. Because of the recent nature of this case, the company cannot predict its outcome nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

      GENERAL. Management of the company and its subsidiaries intends to vigorously defend the company in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification against other parties, the ultimate disposition of such matters cannot presently be determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the financial position, results of operations and liquidity of the company.

      The company and its subsidiaries are also parties to various other legal actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports submitted to Medicare and examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Health Care Financing Administration. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

      PRICEWATERHOUSECOOPERS. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers, related to the lawsuit filed by the company against Caremark. This assignment of

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers filed a motion to dismiss the company's lawsuit on several grounds, but their motion was denied on March 15, 1999. PricewaterhouseCoopers filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. The lawsuit is currently in the discovery stage and a trial is scheduled to commence after June 22, 2002. There can be no assurance of any recovery from PricewaterhouseCoopers.

      GOVERNMENT REGULATION. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II.

      In addition, the company is aware of certain referring physicians that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gain on troubled debt restructuring (see Note 8) and the disposition of CPS (see Note 5), at December 31, 2000 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2000, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include civil penalties that could be imposed upon the company or the referring physician, regardless of whether either the physician or the company intended to violate the law.

      Management has been advised by counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients with government-sponsored benefit programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with government-sponsored benefit programs comprise approximately 23% of the company's consolidated net revenue (excluding CPS) for the year ended December 31, 2000, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Healthcare Financing Administration, but such waiver request was denied.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The financial instruments included in the company's current assets and current liabilities (excluding the current portion of long-term debt and liabilities subject to compromise) are reflected in the financial statements at amounts approximating their fair value due to their short-term nature.

      The company's ability to borrow is limited. At December 31, 2000 and 1999, total long-term debt, including current maturities, had a carrying value of approximately $153.6 million and $303.1 million, respectively. At December 31, 2000, as a result of the Debtors' Chapter 11 filings under the United States Bankruptcy Code and in accordance with the provisions of SOP 90-7, the company's $61.2 million of Series A Notes and $92.1 million of Series B Notes are classified as liabilities subject to compromise in the Consolidated Balance Sheets. See Notes 3 and 8 for further details. At December 31, 1999, management estimated that the fair value of the company's long-term debt obligations approximated their carrying value based on their interest rates, covenants and remaining terms to maturity. As of December 31, 2000, due to the commencement of the Chapter 11 bankruptcy proceedings and the absence of an approved plan of reorganization, the fair value of the company's long-term debt cannot be reasonably estimated.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Considerable judgment is required in developing estimates of fair value and the information furnished above is not meant to be indicative of what such debt could be settled for.

15. QUARTERLY RESULTS (in thousands, except per share data) (unaudited)

      The 1999, and 1998 quarterly results have been restated from the amounts previously reported by the company on Form 10-Q for consistent presentation with the fourth quarter of 1999 presentation to reflect the R-Net division as Discontinued Operations.

                                                                           Fourth        Third       Second        First
                                                                           Quarter      Quarter      Quarter      Quarter
                                                                          ---------    ---------    ---------    ---------
Year Ended December 31, 2000
  Net revenue .........................................................   $  96,934    $ 102,866    $ 130,224    $ 134,796
                                                                          =========    =========    =========    =========
  Gross profit ........................................................   $  27,669    $  27,199    $  34,155    $  34,141
                                                                          =========    =========    =========    =========
  Income (loss) from continuing operations before extraordinary gain on
    troubled debt restructuring .......................................   $ (12,238)   $   9,200    $  (3,864)   $  (1,489)
  Income (loss) from discontinued operations ..........................       2,495          324          (98)      (3,383)
  Extraordinary gain on troubled debt restructuring, net of tax .......     107,772           --           --           --
                                                                          ---------    ---------    ---------    ---------
  Net income (loss) ...................................................   $  98,029    $   9,524    $  (3,962)   $  (4,872)
                                                                          =========    =========    =========    =========
Earnings (Loss) Per Share:
  Basic:
     Income (loss) from continuing operations .........................   $   (0.25)   $    0.18    $   (0.08)   $   (0.03)
     Income (loss) from discontinued operations .......................        0.05         0.01           --        (0.07)
     Extraordinary gain on troubled debt restructuring, net of tax.....        2.17           --           --           --
                                                                          ---------    ---------    ---------    ---------
     Net income (loss) ................................................   $    1.97    $    0.19    $   (0.08)   $   (0.10)
                                                                          =========    =========    =========    =========
  Diluted:
     Income (loss) from continuing operations .........................   $   (0.25)   $    0.17    $   (0.08)   $   (0.03)
     Income (loss) from discontinued operations .......................        0.05         0.01           --        (0.07)
     Extraordinary gain on troubled debt restructuring, net of tax ....        2.17           --           --           --
                                                                          ---------    ---------    ---------    ---------
     Net income (loss) ................................................   $    1.97    $    0.18    $   (0.08)   $   (0.10)
                                                                          =========    =========    =========    =========

                                                                           Fourth        Third       Second        First
                                                                           Quarter      Quarter      Quarter      Quarter
                                                                          ---------    ---------    ---------    ---------
Year Ended December 31, 1999
  Net revenue .........................................................   $ 134,338    $ 132,939    $ 129,571    $ 124,348
                                                                          =========    =========    =========    =========
  Gross profit ........................................................   $  25,700    $  30,569    $  28,421    $  27,628
                                                                          =========    =========    =========    =========
  Loss from continuing operations .....................................   $ (45,530)   $  (7,210)   $ (10,152)   $  (5,902)
  Income (loss) from discontinued operations ..........................     (15,748)      (7,957)     (27,841)       5,517
                                                                          ---------    ---------    ---------    ---------
  Net loss ............................................................   $ (61,278)   $ (15,167)   $ (37,993)   $    (385)
                                                                          =========    =========    =========    =========
Earnings per share:
  Basic and Diluted
     Loss from continuing operations ..................................   $   (0.91)   $   (0.15)   $   (0.21)   $   (0.12)
     Income (loss) from discontinued operations .......................       (0.32)       (0.16)       (0.56)        0.11
                                                                          ---------    ---------    ---------    ---------
     Net loss .........................................................   $   (1.23)   $   (0.31)   $   (0.77)   $   (0.01)
                                                                          =========    =========    =========    =========

                                                                           Fourth        Third       Second        First
                                                                           Quarter      Quarter      Quarter      Quarter
                                                                          ---------    ---------    ---------    ---------
Year Ended December 31, 1998
  Net revenue .........................................................   $ 127,710    $ 113,933    $ 105,552    $  97,917
                                                                          =========    =========    =========    =========
  Gross profit ........................................................   $  35,028    $  29,411    $  27,706    $  26,231
                                                                          =========    =========    =========    =========
  Loss from continuing operations .....................................   $     (71)   $  (3,621)   $  (3,781)   $ (14,114)
  Income (loss) from discontinued operations ..........................         877          772         (747)      (1,010)
                                                                          ---------    ---------    ---------    ---------
  Net income (loss) ...................................................   $     806    $  (2,849)   $  (4,528)   $ (15,124)
                                                                          =========    =========    =========    =========
Earnings per share:
  Basic and Diluted
     Income (loss) from continuing operations .........................   $      --    $   (0.07)   $   (0.08)   $   (0.29)
     Income (loss) from discontinued operations .......................        0.02         0.02        (0.02)       (0.02)
                                                                          ---------    ---------    ---------    ---------
     Net income (loss) ................................................   $    0.02    $   (0.05)   $   (0.10)   $   (0.31)
                                                                          =========    =========    =========    =========

      In 1998, unusual or infrequently occurring charges in the fourth quarter included the reversal of $3.9 million of restructuring reserves. In fourth quarter of 1999, Coram initiated three restructuring plans and charged $5.8 million to continuing operations as restructuring charges. Coram also recognized an impairment of goodwill and other long-lived assets of $9.1 million in 1999.

      In the fourth quarter of 2000, Coram recognized an impairment of goodwill and other long-lived assets of $8.3 million, a success bonus accrual of $1.8 million (reorganization expense), a recovery of a non-operating receivable of approximately $2.0 million (other income), life insurance proceeds of $1.0 million (other income), an escrow deposit receivable reserve of approximately $0.7 million

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(other expense) and an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax. In addition, in the fourth quarter's discontinued operations, Coram recognized $1.3 million in facility cost reserve reductions as a result of the Debtors' bankruptcy proceedings and $0.8 million in legal and professional fee reserve reductions due to changes in the estimated amounts necessary to complete the Resource Network Subsidiaries' Chapter 11 bankruptcy proceedings. See Notes 2, 4, 8 and 11 for further details.

16. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

      Management regularly evaluates the operating performance of the company by reviewing results on a product or service basis. The company's reportable segments are Infusion and CPS. Infusion is the company's base business, which derives its revenue primarily from alternate site infusion therapy and related services (including non-intravenous home health products such as durable medical equipment and respiratory therapy services). CPS, which was divested by the company on July 31, 2000, primarily provided specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment principally represents centralized management, administration and clinical support for clinical research trials.

      Management uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. For the year ended December 31, 2000, corporate costs were allocated on a revenue basis. For the years ended December 31, 1999 and 1998, EBITDA has been reclassified to conform to the 2000 presentation. EBITDA excludes reorganization expenses and merger and restructuring charges. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets.

      Summary information by segment is as follows (in thousands):

                                                                  As of and for the
                                                               Years Ended December 31,
                                                        -----------------------------------
                                                           2000         1999         1998
                                                        ---------    ---------    ---------
INFUSION
Revenue from external customers .....................   $ 400,601    $ 432,823    $ 396,669
Intersegment revenue ................................       1,217       22,284       18,274
Interest income .....................................          84           78           72
Equity in net income of unconsolidated joint
  ventures ..........................................         759          442           69
Segment EBITDA profit ...............................      38,631        3,174       35,704
Segment assets ......................................     108,861      131,893      142,970
Segment asset expenditures ..........................       3,271        5,302       11,153
CPS
Revenue from external customers .....................   $  61,377    $  86,625    $  47,783
Intersegment revenue ................................          11        2,452        1,534
Interest income .....................................          --           --           --
Equity in net income of unconsolidated joint
  ventures ..........................................          --           --           --
Segment EBITDA profit (loss) ........................      (1,903)      (5,600)      (1,144)
Segment assets ......................................          --       24,003       11,992
Segment asset expenditures ..........................         256        1,645          403
ALL OTHER
Revenue from external customers .....................   $   2,842    $   1,748    $     660
Intersegment revenue ................................          --           --           --
Interest income .....................................          --           --           --
Equity in net income of unconsolidated joint
  ventures ..........................................          --           --           --
Segment EBITDA profit ...............................         535          145           23
Segment assets ......................................         212          492           --
Segment asset expenditures ..........................          --           --           --

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      A reconciliation of the company's segment revenue, segment EBITDA profit
(loss) and segment assets to the corresponding amounts in the Consolidated Financial Statements are as follows (in thousands):

                                                                                   As of and for the
                                                                                Years Ended December 31,
                                                                          -----------------------------------
                                                                             2000         1999         1998
                                                                          ---------    ---------    ---------
NET REVENUE
Total for reportable segments .........................................   $ 463,206    $ 544,184    $ 464,260
Other revenue .........................................................       2,842        1,748          660
Elimination of intersegment revenue ...................................      (1,228)     (24,736)     (19,808)
                                                                          ---------    ---------    ---------
Total consolidated revenue ............................................   $ 464,820    $ 521,196    $ 445,112
                                                                          =========    =========    =========

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY GAIN ON TROUBLED DEBT RESTRUCTURING
Total EBITDA profit (loss)  for reportable segments ...................   $  36,728    $  (2,426)   $  34,560
Other EBITDA profit ...................................................         535          145           23
Goodwill amortization expense .........................................     (10,227)     (10,784)     (11,139)
Depreciation and other amortization expense ...........................     (10,032)     (10,598)     (11,033)
Losses on impairment of long-lived assets .............................      (8,323)      (9,100)          --
Interest expense ......................................................     (26,788)     (29,763)     (32,734)
Gains on sales of businesses ..........................................      18,649           --        1,071
Restructuring expense .................................................          --       (5,831)          --
Reorganization expenses, net ..........................................      (8,264)          --           --
All other income, net .................................................         152        1,473        1,364
                                                                          ---------    ---------    ---------
Loss from continuing operations before income taxes, minority interests
 and extraordinary gain on troubled debt restructuring ................   $  (7,570)   $ (66,884)   $ (17,888)
                                                                          =========    =========    =========
ASSETS
Total assets for reportable segments ..................................   $ 108,861    $ 155,896    $ 154,962
Other assets ..........................................................     236,515      246,855      266,067
                                                                          ---------    ---------    ---------
   Consolidated total assets ..........................................   $ 345,376    $ 402,751    $ 421,029
                                                                          =========    =========    =========

      For each of the years presented, the company's primary operations and assets were within the United States. The company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the company's consolidated operations.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

      In accordance with SOP 90-7, the Debtors are presenting the following Condensed Consolidating Financial Statements as of and for the year ended December 31, 2000 (in thousands):

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  Debtors   Non-Debtors    Eliminations     Consolidated
                                                                 ---------  -----------    ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents ..................................   $  26,831    $     428      $      --        $  27,259
  Cash limited as to use .....................................         233          154             --              387
  Accounts receivable, net of allowances .....................          --       77,387             --           77,387
  Inventories ................................................          --       12,796             --           12,796
  Deferred income taxes, net .................................          --          428             --              428
  Other current assets .......................................       2,823        1,936             --            4,759
                                                                 ---------    ---------      ---------        ---------
          Total current assets ...............................      29,887       93,129             --          123,016
Property and equipment, net ..................................         437       14,855             --           15,292
Deferred income taxes, net ...................................          --        1,697             --            1,697
Other deferred costs and intangible assets, net ..............          --        8,448             --            8,448
Goodwill, net of accumulated amortization ....................          --      193,855             --          193,855
Investment in and advances to wholly-owned subsidiaries, net..     244,361           --       (244,361)              --
Other assets .................................................       2,117          951             --            3,068
                                                                 ---------    ---------      ---------        ---------
          Total assets .......................................   $ 276,802    $ 312,935      $(244,361)       $ 345,376
                                                                 =========    =========      =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable ...........................................   $   9,024    $  12,426      $      --        $  21,450
  Accrued compensation .......................................      17,029        7,569             --           24,598
  Interest payable ...........................................           4           --             --                4
  Current maturities of long-term debt .......................          --          179             --              179
  Income taxes payable .......................................         428          345             --              773
  Deferred income taxes ......................................          --           52             --               52
  Accrued merger and restructuring costs .....................       1,036        1,265             --            2,301
  Accrued reorganization costs ...............................       4,831           --             --            4,831
  Other accrued liabilities ..................................       2,823        4,022             --            6,845
                                                                 ---------    ---------      ---------        ---------
   Total current liabilities not subject to compromise .......      35,175       25,858             --           61,033
Liabilities subject to compromise ............................     159,127           --             --          159,127
                                                                 ---------    ---------      ---------        ---------
Total current liabilities ....................................     194,302       25,858             --          220,160
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ....................          --           24             --               24
  Minority interests in consolidated joint ventures ..........       5,522          456             --            5,978
  Other liabilities ..........................................          --       13,630             --           13,630
  Deferred income taxes ......................................          --        2,073             --            2,073
Net liabilities of discontinued operations ...................          --       26,533             --           26,533
                                                                 ---------    ---------      ---------        ---------
          Total liabilities ..................................     199,824       68,574             --          268,398

Net assets, including amounts due to Debtors..................          --      244,361       (244,361)              --
Total stockholders' equity ...................................      76,978           --             --           76,978
                                                                 ---------    ---------      ---------        ---------
          Total liabilities and stockholders' equity .........   $ 276,802    $ 312,935      $(244,361)       $ 345,376
                                                                 =========    =========      =========        =========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                            Debtors    Non-Debtors  Eliminations  Consolidated
                                                                           ---------   -----------  ------------  ------------
Net revenue ............................................................   $      --    $ 464,820    $      --    $ 464,820
Cost of service ........................................................          --      341,656           --      341,656
                                                                           ---------    ---------    ---------    ---------
Gross profit ...........................................................          --      123,164           --      123,164
Operating expenses:
  Selling, general and administrative expenses .........................      27,231       63,098           --       90,329
  Provision for estimated uncollectible accounts .......................          --        9,773           --        9,773
  Amortization of goodwill .............................................          --       10,227           --       10,227
  Restructuring cost recovery ..........................................          --         (322)          --         (322)
  Losses on impairments of long-lived assets ...........................          --        8,323           --        8,323
                                                                           ---------    ---------    ---------    ---------
          Total operating expenses .....................................      27,231       91,099           --      118,330
                                                                           ---------    ---------    ---------    ---------
Operating income (loss) from continuing operations .....................     (27,231)      32,065           --        4,834
Other income (expenses):
  Interest income ......................................................         991           --           --          991
  Interest expense .....................................................     (26,754)         (34)          --      (26,788)
  Equity in net income of wholly-owned subsidiaries ....................      51,915           --      (51,915)          --
  Equity in net income of unconsolidated joint ventures ................          --          759           --          759
  Gains on sales of businesses .........................................          --       18,649           --       18,649
  Gains/(losses) on dispositions of property and equipment, net ........           9         (233)          --         (224)
  Other income, net ....................................................         281        2,192           --        2,473
                                                                           ---------    ---------    ---------    ---------
Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests and extraordinary gain on troubled
  debt restructuring ...................................................        (789)      53,398      (51,915)         694
Reorganization expenses, net ...........................................       8,264           --           --        8,264
                                                                           ---------    ---------    ---------    ---------

Income (loss) from continuing operations before income taxes, minority
  interests and extraordinary gain on troubled debt restructuring ......      (9,053)      53,398      (51,915)      (7,570)
  Income tax expense ...................................................          --          250           --          250
  Minority interests in net income of consolidated joint ventures ......          --          571           --          571
                                                                           ---------    ---------    ---------    ---------
Income (loss) from continuing operations before extraordinary gain on
  troubled debt restructuring ..........................................      (9,053)      52,577      (51,915)      (8,391)
                                                                           ---------    ---------    ---------    ---------
Discontinued Operations:
  Loss from disposal ...................................................          --         (662)          --         (662)
                                                                           ---------    ---------    ---------    ---------
Total discontinued operations ..........................................          --         (662)          --         (662)
                                                                           ---------    ---------    ---------    ---------

Extraordinary gain on troubled debt restructuring, net of taxes ........     107,772           --           --      107,772
                                                                           ---------    ---------    ---------    ---------
Net income .............................................................   $  98,719    $  51,915    $ (51,915)   $  98,719
                                                                           =========    =========    =========    =========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                Debtors    Non-Debtors  Consolidated
                                                               ----------  -----------  ------------
Net cash provided by (used in) continuing operations before
   reorganization expenses .................................   $ (26,598)   $  70,742    $  44,144
Net cash used by reorganization expenses ...................      (1,581)          --       (1,581)
                                                               ---------    ---------    ---------
Net cash provided by (used in) continuing operations (net
   of reorganization expenses) .............................     (28,179)      70,742       42,563
                                                               ---------    ---------    ---------
Cash flows from investing activities:
   Purchases of property and equipment .....................         (90)      (3,437)      (3,527)
   Proceeds from sales of businesses .......................          --       41,513       41,513
   Cash advances from wholly-owned subsidiaries ............     103,120     (103,120)          --
   Other ...................................................          --         (189)        (189)
                                                               ---------    ---------    ---------
Net cash provided by (used in) investing activities ........     103,030      (65,233)      37,797
                                                               ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from promissory notes and other debt obligations       1,500           --        1,500
   Repayment of debt .......................................     (55,130)        (432)     (55,562)
   Payments of debtor-in-possession financing costs
      (post-petition) ......................................        (536)          --         (536)
   Cash distributions paid to minority interests ...........          --       (1,405)      (1,405)
                                                               ---------    ---------    ---------
Net cash used in financing activities ......................     (54,166)      (1,837)     (56,003)
                                                               ---------    ---------    ---------
Net increase in cash from continuing operations ............   $  20,685    $   3,672    $  24,357
                                                               =========    =========    =========
Net cash used in discontinued operations ...................   $      --    $  (3,731)   $  (3,731)
                                                               =========    =========    =========

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          Balance At   Charged To        Charged To                     Balance At
                                          Beginning     Costs And           Other                         End Of
Description                               Of Period     Expenses          Accounts     Deductions         Period
-----------                               ---------     --------          --------     ----------         ------
Year ended December 31, 2000
Reserves and allowances deducted
  From asset accounts:
  Allowance for uncollectible
     accounts .......................      $ 30,920      $  9,773       $ (3,137)(2)   $(19,644)(1)      $ 17,912
  Allowance for long-term
     receivable .....................         1,072           739(5)          --         (1,072)(3)           739
  Valuation allowance for inventories           525            --             --           (275)(4)           250
Year ended December 31, 1999
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts .......................      $ 14,297      $ 28,310       $    472       $(12,159)(1)      $ 30,920
  Allowance for long-term
     receivable .....................         1,763            --             --           (691)            1,072
  Valuation allowance for inventories            --           525             --             --               525
Year ended December 31, 1998
Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectible
     accounts .......................      $ 22,716      $ 14,845       $     --       $(23,264)(1)      $ 14,297
  Allowance for long-term
     receivable .....................         1,763            --             --             --             1,763

(1)   Accounts receivable written off, net of recoveries.

(2) Reclassify certain reserves and adjustments for the disposition of the Coram Prescription Services division.

(3)   Fully reserved vendor rebate receivables written off.

(4)   Obsolete inventory written off during the year ended December 31, 2000.

(5) Full reserve for escrow deposit receivable from Integrated Health Services, Inc. pursuant to the sales of lithotripsy partnerships.

                                  EXHIBIT INDEX


Exhibit
 Number                               Exhibit
-------                               -------
  2.1       --    Agreement and Plan of Merger dated as of February 6, 1994, by and Among the registrant, T(2), Curaflex, HealthInfusion,
                  Medisys, T(2) Acquisition company, CHS Acquisition company, HII
                  Acquisition company and MI Acquisition company (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on
                  Form S-4).

  2.2       --    First Amendment to Agreement and Plan of Merger dated as of
                  May 25, 1994, by and among the registrant, T(2) Curaflex,
                  HealthInfusion, Medisys, T(2) Acquisition company, CHS
                  Acquisition company, HII Acquisition company and MI
                  Acquisition company (Incorporated by reference to Exhibit 2.2 of Registration No. 33-53957 on Form S-4).

  2.3       --    Second Amendment to Agreement and Plan of Merger dated as of
                  July 8, 1994 by and among the registrant, T(2), Curaflex,
                  HealthInfusion, Medisys, T(2) Acquisition company, CHS
                  Acquisition company, HII Acquisition company and MI
                  Acquisition company (Incorporated by reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K dated as of
                  July 15, 1994).

  2.4       --    Asset Sale and Note Purchase Agreement, (the "Asset Purchase
                  Agreement") among the registrant, Caremark International Inc.
                  and Caremark Inc. dated as of January 29, 1995 (Incorporated by reference to Exhibit C of the registrant's Current Report on Form 8-K dated April 6, 1995).(a)

  2.5       --    Agreement and Plan of Merger among the registrant, CHC
                  Acquisition Corp. and Lincare Holdings Inc., (the "Lincare
                  Merger Agreement") dated as of April 17, 1995 (Incorporated by reference to Exhibit B of the registrant's Current Report on
                  Form 8-K dated May 2, 1995).(a)

  2.6       --    Agreement and Plan of Merger entered into as of October 19,
                  1996, Among Coram Healthcare Corporation, Integrated Health
                  Services, Inc. And IHS Acquisition XIX, Inc. (Incorporated by
                  reference to Exhibit 2.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

  2.7       --    Purchase Agreement by and between Integrated Health Services,
                  Inc., T(2) Medical, Inc., Coram Healthcare Corporation of
                  Greater New York And Coram Healthcare Corporation.
                  (Incorporated by reference to Exhibit 2 of the registrant's
                  Current Report on Form 8-K dated as of August 20, 1997).

  2.8       --    Side Agreement dated as of September 30, 1997 among Coram
                  Healthcare Corporation, T(2) Medical, Inc., Coram Healthcare
                  Corporation of Greater New York and Integrated Health
                  Services, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of
                  September 30, 1997).

  2.9       --    Purchase Agreement by and between Curaflex Health Services,
                  Inc., Coram Healthcare Corporation, Curascript Pharmacy, Inc.,
                  Curascript PBM Services, Inc. and GTCR Fund VI, L.P., dated
                  July 31, 2000. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of July
                  31, 2000).

  2.10      --    Debtor-In-Possession Financing Agreement dated August 30,
                  2000, by and among Coram Healthcare Corporation and Coram,
                  Inc. and Madeleine L.L.C. (Incorporated by reference to
                  Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of September 13, 2000).


  3.1       --    Certificate of Incorporation of registrant, as amended through
                  May 1, 1994 (Incorporated by reference to Exhibit 3.1 of
                  Registration No. 33-53957 on Form S-4).

  3.2       --    Bylaws of registrant (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

  3.3       --    Certificate of Amendment of the registrant's Certificate of
                  Incorporation (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

  4.1       --    Form of Common Stock Certificate for the registrant's common stock, $.001 par value per share. (Incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

  4.2       --    Form of Common Stock Certificate for the registrant's common stock, par value $0.001, including legend thereon in respect of the Stockholder Rights Agreement which exhibit is hereby incorporated by reference thereto.

  4.3       --    Form of Certificate of Designation, Preferences and Rights of
                  the registrant's Series X Participating Preferred Stock (filed as Exhibit A to the Stockholder Rights Agreement, which was filed as Exhibit 1 to the registrant's Current Report on Form
                  8-K dated as of June 25, 1997, and which exhibit is hereby incorporated by reference thereto).

  4.4       --    Form of Certificate of Designation, Preferences and Relative,
                  Participating, Optional and Other Special rights of Preferred
                  Stock and Qualifications, Limitations and Restrictions
                  Thereof, dated December 29, 2000. (Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

  10.1      --    Amended and Restated Credit Agreement dated as of February 10,
                  1995, by and among Curaflex, T(2), HealthInfusion, Medisys, and
                  HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent
                  (the "Amended Credit Agreement") (Incorporated by reference to
                  Exhibit 10.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994).(a)

  10.2      --    Form of Employment Agreement between the registrant and
                  Charles A. Laverty (Incorporated by reference to Exhibit 10.1 of registration No. 33-53957 on Form S-4).

  10.3      --    Form of Severance/Non-Compete Agreement between the registrant and Miles E. Gilman (Incorporated by reference to Exhibit 10.2 of Registration No. 33-53957 on Form S-4).

  10.4      --    Form of Severance/Non-Compete Agreement between the registrant and William J. Brummond (Incorporated by reference to Exhibit
                  10.3 of Registration No. 33-53957 on Form S-4).

  10.5      --    Form of Severance/Non-Compete Agreement between the registrant and Tommy H. Carter (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form S-4).

  10.6      --    Form of Indemnification Agreement between the registrant and each of the registrant's directors and certain executive
                  officers. (Incorporated by reference to Exhibit 10.6 of the registrant's Form 10-K for the year ended December 31, 1994).
                  Revised Incorporated by reference to Exhibit 10.7 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

  10.7      --    Registrant's 1994 Stock Option/Stock Issuance Plan and



                  related Forms of agreements (Incorporated by reference to Exhibit 10.15 of Registration No. 33-53957 on Form S-4).

  10.8      --    Registrant's Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.16 of Registration No. 33-53957 on
                  Form S-4).

  10.9      --    401(k) Plan of T(2) dated December 8, 1989 (Incorporated herein by reference to Exhibit 10(s) of T(2) Annual Report on Form 10-K
                  for the fiscal year ended September 30, 1989, filed with the
                  Commission on or about December 29, 1988.)

  10.10     --    1988 Stock Option Plan of T(2), as amended and restated as of
                  July 31, 1990 and as further amended as of (i) August 20,
                  1991; (ii) November 12, 1991; and (iii) July 6, 1992
                  (Incorporated by reference to Exhibit 10.18 of Registration
                  No. 33-53957 on Form S-4).

  10.11     --    Curaflex 1989 Stock Option Plan (Incorporated by reference to
                  Exhibit 10.53 of Registration No. 33-53957 on Form S-4).

  10.12     --    Curaflex Amended 1990 Stock Option Plan (Incorporated by
                  reference to Exhibit 10.54 of Registration No. 33-53957 on
                  Form S-4).

  10.13     --    Curaflex Directors' Nonqualified Stock Option Plan
                  (Incorporated by reference to Exhibit 10.59 of Registration
                  No. 33-53957 on Form S-4).

  10.14     --    Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as
                  amended (Incorporated by reference to Exhibit 10.61 of
                  Registration No. 33-53957 on Form S-4).

  10.15     --    Clinical Homecare Ltd. 1990 Stock Option Plan, as amended
                  (Incorporated by reference to Exhibit 10.62 of Registration
                  No. 33-53957 on Form S-4).

  10.16     --    1989 Stock Option Plan of Medisys (Incorporated by reference to Exhibit 10.85 of Registration No. 33-53957 on Form S-4).

  10.17     --    Form of Non-Plan Option Agreement of Medisys (Incorporated by
                  reference to Exhibit 10.86 of Registration No. 33-53957 on
                  Form S-4).

  10.18     --    Credit Agreement among Coram Healthcare Corporation, Coram,
                  Inc., the Lenders named therein and Chemical Bank, as
                  Administrative Agent, Collateral Agent and Fronting Bank (the
                  "Senior Credit Facility") dated as of April 6, 1995.
                  (Incorporated by reference to Exhibit D of the registrant's
                  Current Report on Form 8-K dated April 6, 1995).(a)

  10.19     --    First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto, among the registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by
                  reference to Exhibit 10.19 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  1995).(a)

  10.20     --    Second Amendment to the Credit Agreement dated as of September
                  7, 1995, by and among the registrant, Coram Inc., each
                  Subsidiary Guarantor (as defined therein), the Financial
                  Institutions party thereto (as defined therein), and Chemical
                  Bank as Agent. (Incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).(a)

  10.21     --    Third Amendment and Limited Waiver to the Credit Agreement,
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

  10.22     --    Fourth Amendment and Limited Waiver to the Credit Agreement
                  and First Amendment to Security Documents dated as of October
                  13, 1995, together with selected exhibits thereto, by and
                  among the registrant, Coram Inc., each Subsidiary Guarantor
                  (as defined therein), the Financial Institutions Party thereto
                  (as defined therein) and Chemical Bank as Agent (Incorporated by reference to the company's Current Report on Form 8-K as filed October 24, 1995).

  10.23     --    Warrant Agreement dated as of October 13, 1995, among the
                  registrant, Coram Inc., and the other parties specified
                  therein (Incorporated by reference to the company's Current
                  Report on Form 8-K as filed October 24, 1995).

  10.24     --    Amendment and Limited Waiver to Bridge Securities Purchase
                  Agreement, dated as of October 13, 1995, by and among the
                  registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.
                  (Incorporated by reference to Exhibit 10.24 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).(a)

  10.25     --    Form of Employment Agreement, Amendment No. 1 and Amendment
                  No. 2 dated as of April 23, 1999, of Employment Agreement
                  between the registrant and Donald J. Amaral. (Incorporated by reference to Exhibit 10.25 and 10.04 of the registrant's
                  Quarterly Report on Form 10-Q for the quarters ended September
                  30, 1995, June 30, 1998, and September 30, 1999,
                  respectively).

  10.26     --    Securities Purchase Agreement ("Securities Purchase
                  Agreement") and Form of Subordinated Bridge Note, dated as of
                  April 6, 1995, among Coram Inc., Coram Funding, Inc. and the registrant (Incorporated by reference to Exhibit E of the
                  registrant's Current report on Form 8-K dated April 6,
                  1995).(a)

  10.27     --    Exclusive Distribution Agreement--Healthcare Products and
                  Biomedical Equipment and Services Agreement between Medical
                  Specialties Distributors, Inc. ("MSD") and Coram, dated as of
                  June 1, 1996. (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q/A Amendment No.
                  1 for the quarter ended June 30, 1996).

  10.28     --    Medical Specialties Master Service Agreement between MSD and
                  Coram, dated as of June 1, 1996. (Incorporated by reference to
                  Exhibit 10.2 of the registrant's Quarterly Report on Form
                  10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

  10.29     --    Medical Specialties Master Rental Agreement between MSD and
                  Coram, dated as of June 1, 1996. (Incorporated by reference to
                  Exhibit 10.3 of the registrant's Quarterly Report on Form
                  10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

  10.30     --    Coram Healthcare Litigation Memorandum of Understanding
                  between all Parties to In re Coram Healthcare Corp. Securities
                  Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et
                  al., Civil Action No. 96-N-722, dated as of August 5, 1996.
                  (Incorporated by reference to Exhibit 10.4 of the registrant's
                  Quarterly Report on Form 10-Q/A Amendment No. 1 for the
                  quarter ended June 30, 1996).

  10.31     --    Fifth Amendment to the Credit Agreement dated as of



                  February 6, 1996, by and among the registrant, Coram Inc., each Subsidiary Guarantor (as defined therein), the Financial
                  Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit
                  99.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).(a)

  10.32     --    Sixth Amendment to Credit Agreement dated as of April 19,
                  1996, by and among the registrant, Coram Inc., each Subsidiary
                  Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as
                  Agent. (Incorporated by reference to Exhibit 99.2 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).(a)

  10.33     --    Seventh Amendment to Credit Agreement dated as of July 3,
                  1996, by and among the registrant, Coram Inc., each Subsidiary
                  Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as
                  Agent. (Incorporated by reference to Exhibit 99.1 of the
                  registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).(a)

  10.34     --    Eighth Amendment to Credit Agreement dated as of December 3,
                  1996, By and among the registrant, Coram Inc., each Subsidiary
                  Guarantor as defined therein), the Financial Institutions
                  party thereto (as described therein), and Chase Manhattan Bank as Agent.(a)

  10.35     --    Ninth Amendment and Limited Waiver to the Credit Agreement
                  dated as of March 14, 1997, by and among the registrant, Coram
                  Inc., each Subsidiary Guarantor (as defined therein), the
                  Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent.(a)

  10.36     --    Amended Agreement, dated as of March 28, 1997 by and among the registrant, Coram Inc., and Donaldson, Lufkin & Jenrette.(a)

  10.37     --    Sabratek Corporation and Coram Healthcare Exclusive Supply
                  Agreement for IV Infusion Pumps, IV Disposable Sets and
                  Related Items, dated as of February 26, 1997.

  10.38     --    Amendment to 9% Subordinated Convertible Debenture and Notice
                  of Conversion dated as of June 30, 1996, by and among the
                  registrant, Coram Inc., and the other parties specified
                  therein (Incorporated by reference to the company's report on
                  Form 8-K as filed on July 12, 1996).

  10.39     --    Tenth Amendment to Credit Agreement dated June 2, 1997, by and
                  Among the registrant, Goldman Sachs Credit Partners L.P.,
                  Coram, Inc., each Subsidiary Guarantor (as defined therein)
                  and The Chase Manhattan Bank, as administrative agent and
                  collateral agent for the Lenders named therein, to that
                  certain Credit Agreement dated as of April 6, 1995, by and among the registrant, Coram, Inc, each Subsidiary Guarantor
                  (as defined therein), the Financial Institutions named therein and the Chase Manhattan Bank, as collateral agent for the
                  Lenders named therein (Incorporated by reference to Exhibit 99 of the registrant's Current Report on Form 8-K dated as of
                  June 2, 1997).(a)

  10.40     --    Letter Agreement of March 29, 1998 by and among Cerberus
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

  10.41     --    Prime Vendor Agreement and Letter Amendment, dated October 14,
                  1999, between Coram Healthcare Corporation and Cardinal
                  Health, Inc. Certain portions of the Prime Vendor Agreement have been omitted pursuant to a request for Confidential
                  treatment. The entire Prime Vendor Agreement has been filed confidentially with the Securities Exchange Commission.
                  (Incorporated by reference to Exhibit 10.1 of the registrant's
                  Quarterly Report on Form 10-Q for the quarters ended September
                  30, 1998 and 1999, respectively).

  10.42     --    Amendment No. 1 and Waiver to the Securities Exchange
                  Agreement among the registrant, Cerberus Partners, L.P.,
                  Goldman Sachs Credit Partners L.P., and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  10.43     --    Promissory Notes and Security Agreement dated July 21, 1998 among the registrant and Foothill Capital Corporation, as
                  collateral agent for Cerberus Partners, L.P., Goldman Sachs
                  Credit Partners L.P. and Foothill Partners III, L.P. and their respective successors and assigns. (Incorporated by reference to Exhibit 10.02 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998).

  10.44     --    Request for Deferral of Interest Payment under the Series B
                  Convertible Subordinated Notes due 2008 and the related
                  Securities Exchange Agreement, dated May 6, 1998, by and
                  between Coram, Inc., Coram Healthcare Corporation, Cerberus
                  Partners, L.P., Goldman SachsCredit Partners, L.P. and
                  Foothill Capital Corporation, as amended (Incorporated by
                  reference to Exhibit 10.03 of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998).

  10.45     --    Securities Exchange Agreement among the company, Cerberus
                  Partners, L.P., Goldman Sachs Credit Partners, L.P., and
                  Foothill Capital Corporation. (Incorporated by reference to
                  Exhibit 10.01 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1998).(a)

  10.46     --    Form of Letter of Credit required by the Master Agreement by and between the registrant and its applicable affiliates and
                  Aetna U.S.Healthcare, Inc. and its applicable affiliates
                  (Incorporated by reference to Exhibit 10.02 of the
                  registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  10.47     --    Addendum amendment to Sabratek Corporation and Coram
                  Healthcare for IV Infusion pumps, IV Disposable Sets and
                  Related Items, dated as of February 26, 1997, as of December
                  7, 1998.

  10.48     --    Employment Agreement and Agreement between the company and
                  Richard M. Smith, dated as of April 26, 1999 and November 11,
                  1999, respectively. (Incorporated by reference to Exhibits
                  10.4 and 10.2, respectively of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999).

  10.49     --    Employment Agreement, between the company and Wendy L.
                  Simpson, dated as of April 26, 1999. (Incorporated by
                  reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

  10.50     --    Employment Agreement, between the company and Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to
                  Exhibit 10.6 of the registrant's Quarterly



                  Report on Form 10-Q for the quarter ended September 30, 1999).

  10.51     --    Employment Agreement, between the company and Daniel D.
                  Crowley, dated as of November 30, 1999, together with
                  Amendment No. 1 thereto.

  10.52     --    Employment Agreement, between the company and Allen J.
                  Marabito, dated as of November 30, 1999, together with
                  amendment No. 1 thereto.

  10.53     --    First Amendment to Prime Vendor Agreement, dated as of January
                  1, 2000 by and between the company and Cardinal Health, Inc.

  10.54     --    Second Amendment to Employment Agreement, between the company and Daniel D. Crowley, dated as of April 6, 2000.
                  (Incorporated by reference to Exhibit 10.1 of the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000).

  10.55     --    Settlement agreement entered into by and among Coram Resource
                  Network, Inc., Coram Independent Practice Association, Inc.,
                  Coram Healthcare Corporation and Coram, Inc. (Incorporated by
                  reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of November 17, 2000).

  10.56     --    Amendment No. 4, dated December 29, 2000, in respect of the
                  Securities Exchange Agreement dated as of May 6, 1998, among
                  Coram Healthcare Corporation, Coram, Inc., Cerberus Partners,
                  L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of December
                  28, 2000).

  10.57     --    Exchange Agreement, dated December 29, 2000, among Coram,
                  Inc., Goldman Sachs Credit Partners, L.P., Cerberus Partners,
                  L.P. and Foothill Capital Corporation. (Incorporated by
                  reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

  10.58     --    Third Amendment to Employment Agreement, between the company and Daniel D. Crowley, dated August 2, 2000.*

  10.59     --    Employment Agreement, between the company and Scott R. Danitz, dated August 1, 2000.*

  10.60     --    Employment Agreement, between the company and Vito Ponzio, Jr, dated April 26, 1999.*

  10.61     --    Consulting Services Agreement, between the company and Joseph
                  D. Smith, dated June 30, 2000.*

  10.62     --    Consulting Services Agreement, between the company and Donald
                  J. Amaral, dated May 16, 2000.*

  20.1      --    Stockholder Rights Agreement (the "Stockholder Rights
                  Agreement"), dated as of June 25, 1997, between Coram
                  Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating
                  Preferred Stock, par value $0.001 per share, as Exhibit A, the
                  Summary of Stockholder Rights Agreement as Exhibit B and the
                  form of Right Certificate as Exhibit C. Pursuant to the
                  Stockholder Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its
                  intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an
                  Acquiring Person. (Incorporated by reference Exhibit 1 of the registrant's Current Report on



                  Form 8-K dated as of June 25, 1997).

  21.1      --    Subsidiaries of the registrant.*

  23.1      --    Consent of Ernst & Young LLP.*



(a) Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

*     Filed herewith.