Form 10-Q
period 2001-03-31
CORAM HEALTHCARE CORP
filed 2001-05-21
CIK 924174

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                   ----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 18, 2001 was 49,638,452.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2001           2000
                                                                 ---------     ------------
                                                                (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents ................................     $  25,101      $  27,259
  Cash limited as to use ...................................           340            387
  Accounts receivable, net of allowances of
     $13,948 and $17,912 ...................................        77,731         77,387
  Inventories ..............................................        11,334         12,796
  Deferred income taxes, net ...............................           465            428
  Other current assets .....................................         6,486          4,759
                                                                 ---------      ---------
          Total current assets .............................       121,457        123,016
Property and equipment, net ................................        14,023         15,292
Deferred income taxes, net .................................         2,024          1,697
Other deferred costs and intangible assets, net of
   accumulated amortization of $17,574 and $16,963 .........         7,837          8,448
Goodwill, net of accumulated amortization of
  $90,194 and $87,770 ......................................       191,431        193,855
Other assets ...............................................         5,432          3,068
                                                                 ---------      ---------
          Total assets .....................................     $ 342,204      $ 345,376
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable .........................................     $  21,144      $  21,450
  Accrued compensation and related liabilities .............        23,386         24,598
  Interest payable .........................................            --              4
  Current maturities of long-term debt .....................           120            179
  Income taxes payable .....................................           719            773
  Deferred income taxes ....................................           552             52
  Accrued merger and restructuring costs ...................         1,502          2,301
  Accrued reorganization costs for administrative
     professionals .........................................         5,847          4,831
  Other accrued liabilities ................................         7,531          6,845
                                                                 ---------      ---------
  Total current liabilities not subject to compromise ......        60,801         61,033
  Total current liabilities subject to compromise
     (See Note 2) ..........................................       159,121        159,127
                                                                 ---------      ---------
Total current liabilities ..................................       219,922        220,160
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ..................            22             24
  Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ................         6,081          5,978
  Other liabilities ........................................        13,964         13,630
  Deferred income taxes ....................................         1,937          2,073
Net liabilities of discontinued operations .................        26,509         26,533
                                                                 ---------      ---------
          Total liabilities ................................       268,435        268,398

Commitments and contingencies ..............................            --             --

Stockholders' equity:
  Preferred stock, par value $.001, authorized
     10,000 shares, none issued ............................            --             --
  Common stock, par value $.001, 150,000 shares
     authorized, 49,638 shares issued and outstanding ......            50             50
  Additional paid-in capital ...............................       427,363        427,357
  Accumulated deficit ......................................      (353,644)      (350,429)
                                                                 ---------      ---------
          Total stockholders' equity .......................        73,769         76,978
                                                                 ---------      ---------
          Total liabilities and stockholders' equity .......     $ 342,204      $ 345,376
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

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ------------------------
                                                                                  2001           2000
                                                                                ---------      ---------

Net revenue ...............................................................     $  94,746      $ 134,796
Cost of service ...........................................................        69,498        100,655
                                                                                ---------      ---------
Gross profit ..............................................................        25,248         34,141
Operating expenses:
  Selling, general and administrative expenses ............................        20,676         23,456
  Provision for estimated uncollectible accounts ..........................         2,904          3,243
  Amortization of goodwill ................................................         2,424          2,578
  Restructuring cost recovery .............................................          (562)            --
                                                                                ---------      ---------
          Total operating expenses ........................................        25,442         29,277
Operating income (loss) from continuing operations ........................          (194)         4,864
Other income (expense):
  Interest income .........................................................           458            159
  Interest expense (excluding  post-petition contractual interest of
     $3.4 million for the three months ended March 31, 2001) ..............          (585)        (6,676)
  Equity in net income of unconsolidated joint ventures ...................           174            259
  Other income (expense), net .............................................             1            (14)
                                                                                ---------      ---------
Loss from continuing operations before reorganization
  expenses, income taxes and minority interests ...........................          (146)        (1,408)
Reorganization expenses, net ..............................................        (2,820)            --
                                                                                ---------      ---------
Loss from continuing operations before income taxes and minority
  interests ...............................................................        (2,966)        (1,408)
Income tax expense ........................................................            50            100
Minority interests in net income (loss) of consolidated joint ventures ....           199            (19)
                                                                                ---------      ---------
Loss from continuing operations ...........................................        (3,215)        (1,489)
Loss from disposal of discontinued operations .............................            --         (3,383)
                                                                                ---------      ---------
Net loss ..................................................................     $  (3,215)     $  (4,872)
                                                                                =========      =========

Loss Per Share
  Basic and Diluted:
    Loss from continuing operations .......................................     $   (0.06)     $   (0.03)
    Loss from discontinued operations .....................................            --          (0.07)
                                                                                ---------      ---------
     Net loss per common share ............................................     $   (0.06)     $   (0.10)
                                                                                =========      =========

Weighted average common shares used in computation of
  basic and diluted loss per share ........................................        49,638         49,638
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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 --------------------
                                                                  2001         2000
                                                                 -------      -------

Net cash provided by continuing operations before
   reorganization expenses .................................     $ 2,709      $ 2,086
Net cash used by reorganization expenses ...................      (1,815)          --
                                                                 -------      -------
Net cash provided by continuing operations (net
   of reorganization expenses) .............................         894        2,086
                                                                 -------      -------
Cash flows from investing activities:
   Purchases of property and equipment .....................        (798)      (1,143)
   Proceeds from dispositions of property and equipment ....          23           21
                                                                 -------      -------
Net cash used in investing activities ......................        (775)      (1,122)
                                                                 -------      -------

Cash flows from financing activities:
   Borrowings on line of credit ............................          --        1,500
   Repayments of debt obligations...........................         (62)      (7,130)
   Deposits to collateralize letters of credit .............      (2,095)          --
   Cash distributions paid to minority interests ...........         (96)        (181)
                                                                 -------      -------
Net cash used in financing activities ......................      (2,253)      (5,811)
                                                                 -------      -------
Net decrease in cash from continuing operations ............     $(2,134)     $(4,847)
                                                                 =======      =======
Net cash used in discontinued operations ...................     $   (24)     $(1,456)
                                                                 =======      =======

           See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Business Activity. As of March 31, 2001, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. As of such date the Debtors are operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of the company's other subsidiaries is a debtor in the proceeding. See Note 2 for further details.

         In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, including nutrition, anti-infective therapies and intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See Note 5 for further details. Most of the company's net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

         Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services for chronically ill patients through its Coram Prescription Services ("CPS") business from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. The pharmacy benefit management service provided on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. On July 31, 2000, Coram completed the sale of its CPS business to a management-led group financed by GTCR Golder Rauner, L.L.C. for a one-time payment of $41.3 million.

         Prior to January 1, 2000, the company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for members covered under the Master Agreement, assumed financial risk for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement; however, the litigation was amicably resolved and the case was dismissed on April 20, 2000. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code and the Resource Network Subsidiaries are being liquidated pursuant to such proceedings.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

         Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments pursuant to the adoption of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 2 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

         Reclassifications. Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

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

         Earnings per Share. For each of the periods presented in the accompanying Condensed Consolidated Statements of Operations, the company experienced losses from continuing operations and, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share, the denominator utilized to calculate earnings (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive.

         Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was initially effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB No. 133, which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. Coram adopted the new requirement effective January 1, 2001; however, the new accounting pronouncement had no effect on the company's financial position or operating results.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

2. REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

         On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993, commonly referred to as Stark II, after December 31, 2000 (see discussion of Stark II in Note 9) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. Accordingly, the Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

         On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for: (i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado;
(iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves that had previously been established related to closure of its discontinued operations. Additionally, on May 3, 2001 the Debtors filed a motion with the Bankruptcy Court requesting an extension of the period of time in which the Debtors can reject unexpired leases of non-residential real property to September 3, 2001. Certain other motions filed by the Debtors have been granted and others are presently pending.

         In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses to certain key employees. The bonuses were scheduled to be paid in two equal installments
(i) the later of the date of emergence from bankruptcy or December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installments of approximately $0.5 million is scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001. The company is accruing monthly amounts as earned pursuant to the provisions of the retention plan.

         On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtor's insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed is approximately $2.1 million and is secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed will be paid in eight monthly installments of approximately $0.3 million each, including interest at a per annum rate of 7.95%. In addition, AICCO, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the Financing Agreement.

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

         On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. See Note 9 for further details.

         On the same day that the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Debtors' Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A Notes and Series B Notes. Representatives of the company negotiated the principal aspects of the Joint Plan with representatives of the holders of the company's Series A Notes and Series B Notes and Senior Credit Facility prior to the filing of such Joint Plan.

         On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that are entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders; however, the holders of such claims and interested parties were deemed to reject the plan in any event. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. However, culminating at a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court. On April 25, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to July 11, 2001. Additionally, the Bankruptcy Court extended the Debtors' exclusive period to solicit acceptances of any filed plan or plans to September 10, 2001.

         In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and the Series B Notes for 905 shares of CI Series A Cumulative Preferred Stock (see Notes 6 and 8 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, which was recorded in the fourth quarter of the year ended December 31, 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 9 for further discussion regarding Stark II.

         On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a lawsuit against CHC's Chief Executive Officer, a former member of CHC's Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion and appointed Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Independent Committee of the Board of Directors (the "Independent Committee"). Goldin will provide consulting and advisory support services designed to assist the Debtors in concluding their bankruptcy proceedings. Among other things, the scope of Goldin's services include (i) reporting its findings to the Independent Committee, including its assessment of the appropriateness of the Restated Joint Plan, and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the court to provide testimony, as needed. Goldin was also appointed as an arbiter between the Debtors and the Equity Committee.

         Based upon Goldin's findings and recommendations, the Debtors may develop and submit a new joint plan or plans of reorganization to the Bankruptcy Court. However, if the Debtors' exclusivity periods are terminated by one or more interested parties or are not extended by the Bankruptcy Court, it is possible that one or more holders of claims or interests in the Debtors will file a plan or plans with the Bankruptcy Court. Any new plan or plans of reorganization (hereinafter collectively referred to as the "New Plan") must be approved for distribution by the Bankruptcy Court, voted upon by certain impaired creditors and equity holders of the Debtors and approved by the Bankruptcy Court to become effective. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied. No assurances can be given regarding the timing of or whether the Debtors will submit a new plan or what the terms of such plan may be.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


         Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations as debtors-in-possession. These claims are reflected in the Condensed Consolidated Balance Sheets as liabilities subject to compromise. Additional Chapter 11 bankruptcy claims have arisen and may continue to arise subsequent to the filing date resulting from the rejection of executory contracts, including certain leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay and foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to remove the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. The principal categories and balances of Chapter 11 bankruptcy claims accrued in the Condensed Consolidated Balance Sheets and included in liabilities subject to compromise are summarized as follows (in thousands):

                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   2001          2000
                                                                                 ---------   ------------

Series A and Series B Notes and other long-term debt obligations ............     $153,422     $153,422
Liabilities of discontinued operations subject to compromise ................        2,936        2,936
Earn-out obligation .........................................................        1,278        1,268
Accrued merger and restructuring costs (primarily severance liabilities) ....          468          468
Accounts payable ............................................................          106          111
Legal and professional liabilities ..........................................           98          113
Other .......................................................................          813          809
                                                                                  --------     --------
  Total liabilities subject to compromise ...................................     $159,121     $159,127
                                                                                  ========     ========

         In addition to the amounts disclosed in the table above, the holders of Coram, Inc.'s Series A Cumulative Preferred Stock continue to maintain an unsecured creditors' position within the Debtors' bankruptcy proceedings in the aggregate amount of their liquidation preference. Notwithstanding the debt to equity exchange, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchange.

         Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the New Plan. The New Plan, once developed, may be subject to a vote by certain of the Debtors' impaired creditors and equity holders and confirmation by the Bankruptcy Court, as described above. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at March 31, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

         Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, United States Trustee fees and interest earned on cash accumulated related to the Debtors not paying their pre-petition liabilities and other expenditures incurred relating to the Chapter 11 proceedings. The principal components of reorganization expenses for the three months ended March 31, 2001 are as follows (in thousands):

                   Legal, accounting and consulting fees ....................  $ 2,157
                   Key employee retention plan expenses .....................      717
                   United States Trustee fees ...............................       10
                   Interest income ..........................................      (64)
                                                                               -------
                     Total reorganization expenses, net .....................  $ 2,820
                                                                               =======

3. DISCONTINUED OPERATIONS

         In November 1999, following the filing of voluntary bankruptcy petitions for the Resource Network Subsidiaries and the plan to liquidate the R-Net division, Coram disclosed as Net Liabilities of Discontinued Operations in the Condensed Consolidated Financial Statements, the excess of R-Net's liabilities over assets. Coram also separately reflected R-Net's operating results in the Condensed Consolidated Statements of Operations as Discontinued Operations.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

         For the three months ended March 31, 2001 and 2000, no Losses from Operations of Discontinued Operations of R-Net were reflected in the company's Condensed Consolidated Statements of Operations. The $3.4 million Loss from Disposal of Discontinued Operations for the three months ended March 31, 2000 includes additional reserves for litigation and other wind-down costs resulting from R-Net's Chapter 11 bankruptcy proceedings. The components of the net liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

                                                                              MARCH 31,   DECEMBER 31,
                                                                                2001          2000
                                                                              ---------   ------------

Cash ....................................................................     $  1,552      $  1,162
Intercompany receivable (payable) .......................................           --           500
Accounts payable ........................................................      (28,543)      (28,619)
Accrued expenses ........................................................       (1,454)       (1,512)
Other long-term liabilities .............................................       (1,000)       (1,000)
                                                                              --------      --------
                                                                               (29,445)      (29,469)
Net liabilities subject to compromise under Debtors' Chapter 11 case ....        2,936         2,936
                                                                              --------      --------
Net liabilities of Discontinued Operations ..............................     $(26,509)     $(26,533)
                                                                              ========      ========

         As of March 31, 2001, approximately $27.5 million of the liabilities related to the discontinued operations was subject to compromise under the R-Net Chapter 11 bankruptcy proceedings.

         All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000 and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business.

4. RELATED PARTY TRANSACTIONS

         The company's current Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns a consulting company from which the company purchases services. Subsequent to December 31, 2000 and through May 18, 2001, approximately $0.1 million was paid to Mr. Crowley's company for overhead costs of the consulting company's Sacramento, California location that are directly attributable to the duties that Mr. Crowley performed on behalf of Coram in 2001. For the three months ended March 31, 2000, the company paid approximately $0.1 million to Mr. Crowley's consulting company for consulting services and reimbursable expenses.

         Effective August 2, 2000, the company's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 2 and 6, the company recorded a $1.8 million reorganization expense for the success bonus in 2000. Such success bonus will not be payable until such time as the Debtors' or another interested party's amended plan of reorganization is fully approved by the Bankruptcy Court.

         Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley is paid approximately $1 million per annum plus the potential of performance related bonus opportunities, equity options and fringe benefits. The services rendered by Mr. Crowley include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Moreover, Mr. Crowley is the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company in which an interest is owned by an affiliate of Cerberus. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California.

5. ACQUISITIONS AND RESTRUCTURING

         Acquisitions. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of March 31, 2001, the company may be required to pay, under such contingent obligations, approximately $1.3 million. However, payment of such amounts has been stayed by the Debtors' bankruptcy proceedings. Subject to certain elections by the company or the sellers, $0.6 million of these contingent obligations may be paid in cash. In the period these payments become probable, they are recorded

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

as additional goodwill. No payments were made during the three months ended March 31, 2001 and approximately $0.1 million was paid during the three months ended March 31, 2000. See Note 9 for further details concerning contingencies relative to earn-out payments.

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

         During December 1999 the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates. Such operations have been scheduled for closure during the first half of 2001, including the severance of approximately 80 related employees.

         Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through March 31, 2001, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

                                                                    CHARGES THROUGH MARCH 31, 2001      BALANCES AT MARCH 31, 2001
                                                                   ---------------------------------    --------------------------
                                                                                                           ESTIMATED
                                                                      CASH       NON-CASH                 FUTURE CASH     TOTAL
                                                                   EXPENDITURES  CHARGES      TOTAL       EXPENDITURES   CHARGES
                                                                   ------------  --------    -------      ------------   -------

Caremark Business Consolidation
  Plan:
  Personnel Reduction Costs ....................................     $11,300     $    --     $11,300         $    --     $11,300
  Facility Reduction Costs .....................................      10,082       3,900      13,982             711      14,693
                                                                     -------     -------     -------         -------     -------
     Subtotal ..................................................      21,382       3,900      25,282             711      25,993

Coram Restructure Plan:
  Personnel Reduction Costs ....................................       2,073          --       2,073             413       2,486
  Facility Reduction Costs .....................................         784          --         784             846       1,630
                                                                     -------     -------     -------         -------     -------
     Subtotal ..................................................       2,857          --       2,857           1,259       4,116
                                                                     -------     -------     -------         -------     -------
Totals .........................................................     $24,239     $ 3,900     $28,139           1,970     $30,109
                                                                     =======     =======     =======                     =======
          Restructuring Costs Subject to Compromise.....                                                        (468)
                                                                                                             -------
          Accrued Merger and Restructuring Costs Per the Condensed  Consolidated  Balance Sheets..........   $ 1,502
                                                                                                             =======

         During the three months ended March 31, 2001, significant items impacting the restructuring reserves are summarized as follows:

                    Balance at December 31, 2000 ......................................     $ 2,769
                    Activity  during the three  months  ended March 31, 2001:
                        Payments under the plans ......................................        (237)
                        Reversals principally due to changes in estimates
                          attributable to leased facilities (lease assumption by a
                          third (562) party) and severance obligations ................       1,970
                                                                                            -------
                    Restructuring costs subject to compromise .........................        (468)
                                                                                            -------
                    Balance at March 31, 2001 .........................................     $ 1,502
                                                                                            =======

         The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 64% through March 31, 2002, 19% through March 31, 2003, 9% through March 31, 2004 and 8% thereafter.

6.  DEBT OBLIGATIONS

         Debt obligations are as follows (in thousands):

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                                                                                                    MARCH 31,     DECEMBER 31,
                                                                                                      2001           2000
                                                                                                    ---------     ------------

Debtor-In-Possession Financing Agreement ......................................................     $      --      $      --
Senior Credit Facility ........................................................................            --             --
Series A Senior Subordinated Unsecured Notes ..................................................        61,208         61,208
Series B Senior Subordinated Unsecured Convertible Notes ......................................        92,084         92,084
Other obligations, including capital leases, at interest rates ranging from 7.5% to 13.2% .....           272            333
                                                                                                    ---------      ---------
                                                                                                      153,564        153,625
Less:  Debt obligations subject to compromise .................................................      (153,422)      (153,422)
Less:  Current scheduled maturities ...........................................................          (120)          (179)
                                                                                                    ---------      ---------
                                                                                                    $      22      $      24
                                                                                                    =========      =========

         As a result of the Debtors' Chapter 11 Bankruptcy Court filings, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7. Under the United States Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay. As of August 8, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement (the "Securities Exchange Agreement"), dated May 6, 1998, with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners, L.P. (collectively the "Lenders") and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with an affiliate of Cerberus Partners, L.P. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors' voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors' ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

         The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Chapter 11 proceedings if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Debtors' Restated Joint Plan (see Note 2), if approved, would have effectively eliminated all post-petition interest on pre-petition borrowings. Another plan put forth by the Debtors' management may have a similar effect on post-petition interest; however, appropriate approvals in accordance with the Bankruptcy Code would be required.

         Debtor-In-Possession ("DIP") Financing Agreement. In connection with the Chapter 11 Bankruptcy Court filings, effective August 30, 2000, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C. ("Madeleine"), an affiliate of Cerberus Partners, L.P. Prior to entering into the DIP financing agreement, management and the Board of Directors solicited advice from the company's financial advisors. Such advisors indicated that the terms and conditions of the DIP financing agreement were generally favorable when compared to a company with Coram's financial history. The agreement contemplates that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court issued an order approving the DIP financing agreement.

         The DIP financing agreement matures on the earlier of either confirmation of the Debtors' plan of reorganization or August 31, 2001. The DIP financing agreement provides for maximum borrowings generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined in the underlying agreement, and (ii) 95%. Outstanding borrowings under the DIP financing agreement bear interest at a rate of prime plus 2.0%, payable in arrears on the first business day of each month. The effective interest rate was 10.0% on March 31, 2001. The DIP financing agreement is secured by the capital stock of the Debtor's subsidiaries, as well as, the accounts receivable and certain other assets held by the Debtors and their subsidiaries. Under the DIP financing agreement, among other nominal fees, the Debtors paid a fee of 1% or $0.4 million and are liable for commitment fees on the unused facility at a rate of 0.5% per annum, payable monthly in arrears.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

         Management believes that at March 31, 2001, the company was in compliance with all the covenants of the DIP financing agreement; however, there can be no assurance as to future compliance therewith and whether waivers, if necessary, would be granted.

         Through May 18, 2001, no borrowings had been made under the DIP financing agreement. At April 30, 2001, the borrowing base was approximately $34.6 million pursuant to the limitations of the DIP financing agreement.

         Senior Credit Facility. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. On September 21, 2000 and January 29, 2001, the company permanently reduced the commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not able to borrow against. Effective February 6, 2001, the Lenders and the company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established new letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo") and such new letters of credit are fully secured by interest bearing cash deposits of the company held by Wells Fargo.

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

         Securities Exchange Agreement. On May 6, 1998, the company entered into the Securities Exchange Agreement with the Holders of its subordinated rollover note (the "Rollover Note"). While the Rollover Note was outstanding, the Holders had the right to receive warrants to purchase up to 20% of the outstanding common stock of the company (the "Rollover Note Warrants") on a fully diluted basis. Effective April 13, 1998, the Securities Exchange Agreement provided for the cancellation of the Rollover Note, including deferred interest and fees, and the Rollover Note Warrants in an exchange for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of 8.0% Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one director to the company's Board of Directors. Such director was elected to the Board of Directors in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

         On December 28, 2000, the Debtors announced the Bankruptcy Court's approval of their request to exchange a sufficient amount of debt and related accrued interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"). On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 8 for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax.

         The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains customary covenants and events of default. Upon the Debtors' Chapter 11 bankruptcy filings, the company was in violation of certain covenants and conditions thereunder; however, such bankruptcy proceedings have stayed any remedial actions by either the Debtors or the Holders. Additionally, the company was not in compliance with other covenants relating to certain contractual relationships its wholly-owned Resource Network Subsidiaries had with certain parties that were contracted to provide services pursuant to the Aetna Master Agreement, effective May 1, 1998, and to other covenants relating to the capitalization of subsidiaries. The company received waivers from its lenders regarding such events of noncompliance. The voluntary filing of Chapter 11 bankruptcy petitions by the Resource Network Subsidiaries caused further defaults under the Securities Exchange Agreement; however, such defaults were waived by the Holders. In connection with these waivers and the waivers provided for certain matters of noncompliance under the Senior Credit Facility, the company and the Holders entered into an amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A Notes and the Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A Notes and the Series B Notes resumed on such date. However, due to the Debtors' Chapter 11 bankruptcy filings no interest is being paid subsequent to August 8, 2000.

         Management believes that at March 31, 2001, the company was in compliance with all other covenants of the Securities Exchange Agreement. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

         At the election of the company, the Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or through the issuance of parri passu debt securities, except that Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the Debtors' ongoing bankruptcy proceedings. Pursuant to the troubled debt restructuring rules promulgated under SFAS No. 15, no interest expense will be recognized in the company's consolidated financial statements relative to the Series A Notes and the Series B Notes through June 30, 2001.

         The Series A Notes and the Series B Notes are callable, in whole or in part, at the option of the Holders in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the notes are callable at 103% of the then outstanding principal amount, plus accrued interest. The Series B Notes are also redeemable at the option of the Holders thereof upon maturity of the Series A Notes at the outstanding principal amount thereof, plus accrued interest. In addition, the Series A Notes are redeemable at 103% of the then outstanding principal amount, plus accrued interest at the option of the company.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


7. INCOME TAXES

         During the three months ended March 31, 2001 and 2000, the company recorded income tax expense of approximately $0.05 million and $0.1 million, respectively. The effective income tax rates for each of the three month periods are higher than the statutory rate because the company is not recognizing the deferred income tax benefits potentially generated by current period losses. As of March 31, 2001, deferred tax assets were net of a $145.8 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the company to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time, they have been wholly offset by valuation allowances at both March 31, 2001 and 2000.

         Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and net operating loss carryforwards that may be deductible against future taxable income. As of March 31, 2001, the company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $170.3 million, which are available to offset future federal taxable income and expire in varying amounts in the years 2002 through 2019. This NOL balance includes approximately $42.1 million generated prior to the creation of Coram through the merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. and such amount is subject to an annual usage limitation of approximately $4.5 million. The ability to utilize the full amount of the $170.3 million of NOLs is uncertain due to income tax rules related to changes in ownership.

         As a result of the issuance of Coram, Inc. Series A Cumulative Preferred Stock in December 2000 (see Note 8), the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent income tax returns will be filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation will file its own separate income tax returns. The issuance of the preferred stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and it meets certain other bankruptcy related conditions of the Internal Revenue Code ("IRC"). The bankruptcy provisions of Section 382 of the IRC impose limitations on the utilization of NOLs and other tax attributes.

         In January 1999, the Internal Revenue Service ("IRS") completed an examination of the company's federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to the prior tax liabilities. The company has agreed to adjustments of $24.4 million that only affect available NOLs. Management does not agree with the other proposed adjustments regarding the deductibility of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect prior years' tax liabilities. In May 1999, the company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million, plus interest and penalties to be determined. The company is contesting the notice of deficiency through administrative proceedings and litigation and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years, for which the company has previously received refunds in the amount of approximately $12.7 million. In August 1999, the company filed a petition with the United States Tax Court ("Tax Court") contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The Tax Court proceeding is currently stayed by reason of the Debtors' bankruptcy proceedings. The IRS Appeals office currently has jurisdiction over this matter. Due to the uncertainties related to the final resolution of these significant matters, the company's consolidated financial statements include a reserve for such potential liabilities. No assurances can be given that the company will prevail given the uncertainties inherent in any proceedings with the IRS or related litigation. If the company does not prevail with respect to the proposed material adjustments, the financial position and liquidity of the company could be materially adversely affected.

8. MINORITY INTERESTS

         The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                                      MARCH 31,   DECEMBER 31,
                                                        2001         2000
                                                      ---------   ------------

Series A Cumulative Preferred Stock of Coram, Inc.     $5,522       $5,522
Majority-owned companies                                  559          456
                                                       ------       ------
Total minority interests                               $6,081       $5,978
                                                       ======       ======

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

         On December 29, 2000, Coram, Inc. ("CI"), a wholly-owned subsidiary of Coram Healthcare Corporation, executed the Exchange Agreement with the Holders of CI's Securities Exchange Agreement (see Note 6 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million (hereinafter referred to as the "Preferred Stock"). The Preferred Stock was issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, net to approximately $5.5 million.

         The authorized CI Preferred Stock consists of 10,000 shares, and the only shares issued and outstanding at March 31, 2001 are those pursuant to the Exchange Agreement. So long as any shares of the Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors' plan of reorganization, dividends are to be paid in the form of additional shares of Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, at CI's election, dividends will be payable in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate shall increase to 16% per annum until such time that the event of default is cured. All dividends are to include tax indemnities and gross-up provisions as are appropriate for transactions of this nature. In-kind dividends earned during the quarter ended March 31, 2001 aggregated approximately 58 shares and had a liquidation preference of approximately $7.0 million.

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

         Subsequent to the effective date of a plan of reorganization, each share of Preferred Stock will be entitled to one vote and shall vote together with the shares of CI's common stock on all matters submitted to a vote of stockholders. The Preferred Stock would have had 47.5% of CI's total voting power on December 31, 2000; however, such voting rights are temporarily suspended during the Debtors' bankruptcy proceedings. Subsequent to the effective date of a plan of reorganization, the Holders will have the right to appoint three directors out of a total of seven directors to CI's Board of Directors, and a quorum in meetings of the Board of Directors shall be constituted by the presence of a majority of the members, at least two of whom must be directors appointed by the Holders. During the pendency of CI's bankruptcy proceedings, the Holders have the right to appoint two directors to CI's Board of Directors. Alternatively, if no Board of Directors representation is elected by the Holders, they retain the right to appoint one observer.

         The Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any accrued but unpaid dividends. Redemption may be made in the form of cash payments only. As of May 18, 2001, the aggregate Preferred Stock liquidation preference was approximately $116.3 million.

9. LITIGATION AND CONTINGENCIES

         Bankruptcy Proceedings. On August 8, 2000, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, In Re: Coram Healthcare Corporation and Coram, Inc., Case Nos. 00-3299 (MFW) and 00-3300
(MFW) (collectively the "Chapter 11 Cases"), respectively. The proceedings have been consolidated for administrative purposes only by the United States Bankruptcy Court in Delaware and are being administered under the docket of In
Re: Coram Healthcare Corporation, Case No. 00-3299 (MFW). None of the Debtors' other subsidiaries are a debtor in the proceeding. See Note 2 for further details.

         Except as may otherwise be determined by the Bankruptcy Court overseeing the Chapter 11 Cases, the protection generally afforded by Chapter 11 automatically stays any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Chapter 11 Cases. The automatic stay would not, however, apply to actions brought against the company's non-debtor subsidiaries.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

         Official Committee of the Equity Security Holders' Matters. A committee of persons claiming to own shares of the company's publicly-traded common stock (the "Equity Committee") objected to the Restated Joint Plan of reorganization, contending, among other things, that the company's valuation upon which the Restated Joint Plan of reorganization was premised and the underlying projections and assumptions were flawed. On December 21, 2000, the Bankruptcy Court determined not to confirm the Restated Joint Plan. The company and the Equity Committee are involved in a review of certain company information regarding, among other things, the Equity Committee's contentions. Additionally, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee's lawsuit alleges a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice.

         Management cannot predict whether any future objections of the Equity Committee will be forthcoming or if they would prevent confirmation of a plan of reorganization, if any, set forth by the Debtors' management. Management also cannot predict if any other actions of the Equity Committee will have adverse consequences to the company.

         Resource Network Subsidiaries' Bankruptcy. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, Case No. 99-2889 (MFW). On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary bankruptcy petition under Chapter 11 against Coram Resource Network, Inc. in the United States Bankruptcy Court for the District of Delaware. The two proceedings were consolidated by stipulation of the parties and the case is pending under the style, In Re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to the proceedings. The Chief Restructuring Officer of the Resource Network Subsidiaries had threatened suit on behalf of the estates against CHC. The draft complaint included claims for damages against CHC and certain of its former and current officers and directors in excess of $41 million. The draft complaint included a threat to pierce the corporate veil of the Resource Network Subsidiaries to reach CHC and included claims of breaches by the officers and directors of their fiduciary duties to the Resource Network Subsidiaries and CHC.

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

         Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain proofs of claim in excess of $41 million against each of CHC's and CI's estates and the company maintains a reciprocal claim of approximately the same amount against the Resource Network Subsidiaries' estate. The ultimate outcome of these claims cannot be predicted with any degree of certainty but management, in consultation with legal counsel, does not believe that the final resolution of this matter or other matters raised by the Resource Network Subsidiaries' Chief Restructuring Officer will have a material adverse impact on the company's financial position or results of operations.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

         On April 20, 2000, the company and Aetna reached an amicable resolution to the then outstanding disputes and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The final resolution of these matters did not have a material effect on the company's consolidated financial position or results of operations. The impact of this dispute resolution has been charged to discontinued operations in the accompanying condensed consolidated financial statements during the three months ended March 31, 2000.

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

         Internal Revenue Service Dispute. CHC is contesting a notice of deficiency issued by the Internal Revenue Service through administrative proceedings and litigation. See Note 7 for further details.

         Alan Furst et. al. v. Stephen Feinberg, et. al. A complaint was filed in the United States District Court for the Third District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and another current member of the Board of Directors and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co. as defendants. Plaintiffs allege that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. Plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. The company notified its insurance carrier and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are vigorously contesting

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

the allegations. Because of the recent nature of this case, the company cannot predict its outcome nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

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

         PricewaterhouseCoopers. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. The lawsuit is currently in the discovery stage and a trial is scheduled to commence after June 22, 2002. There can be no assurance of any recovery from PricewaterhouseCoopers.

         Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician's family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II.

         In addition, the company is aware of certain referring physicians that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gain on troubled debt restructuring (see Note 6) and the disposition of the CPS business, at December 31, 2000 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2000 and the three months ended March 31, 2001, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include civil penalties that could be imposed upon the company or the referring physician, regardless of whether either the physician or the company intended to violate the law.

         Management has been advised by counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients with government-sponsored benefit programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with government-sponsored benefit programs comprise approximately 25% and 23% of the company's consolidated net revenue (excluding
CPS) for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

         Management uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. For the three months ended March 31, 2001 and 2000, corporate costs were allocated on a revenue basis. For the three months ended March 31, 2000, EBITDA has been reclassified to conform to the 2001 presentation. EBITDA excludes reorganization expenses and merger and restructuring charges. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets.

         Summary information by segment is as follows (in thousands):

                                                                                       AS OF AND FOR THE
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                    ---------      ---------

Total for reportable segments .................................................
INFUSION
Revenue from external customers ...............................................     $  94,578      $ 107,677
Intersegment revenue ..........................................................            52            477
Interest income ...............................................................            13             30
Equity in net income of unconsolidated joint ventures .........................           174            259
Segment EBITDA profit .........................................................         5,379         10,898
Segment assets ................................................................       107,086        127,454
Segment asset expenditures ....................................................           490            989
CPS
Revenue from external customers ...............................................     $      --      $  26,245
Intersegment revenue ..........................................................                           11
Interest income ...............................................................            --              1
Equity in net income of unconsolidated joint ventures .........................            --             --
Segment EBITDA profit (loss) ..................................................            --           (549)
Segment assets ................................................................            --         24,364
Segment asset expenditures ....................................................            --            154
ALL OTHER
Revenue from external customers ...............................................     $     168      $     874
Intersegment revenue ..........................................................            --             --
Interest income ...............................................................            --             --
Equity in net income of unconsolidated joint ventures .........................            --             --
Segment EBITDA profit (loss) ..................................................          (159)            71
Segment assets ................................................................           103            917
Segment asset expenditures ....................................................            --             --

         A reconciliation of the company's segment revenue, segment EBITDA profit (loss) and segment assets to the corresponding amounts in the Condensed Consolidated Financial Statements are as follows (in thousands):

                                                                                       AS OF AND FOR THE
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                    ---------      ---------

NET REVENUE
Total for reportable segments .................................................     $  94,630      $ 134,410
Other revenue .................................................................           168            874
Elimination of intersegment revenue ...........................................           (52)          (488)
                                                                                    ---------      ---------
Total consolidated revenue ....................................................     $  94,746      $ 134,796
                                                                                    =========      =========

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments ...................................     $   5,379      $  10,349

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

Other EBITDA profit (loss) ....................................................          (159)            71
Goodwill amortization expense .................................................        (2,424)        (2,578)
Depreciation and other amortization expense ...................................        (2,491)        (2,557)
Interest expense ..............................................................          (585)        (6,676)
Reorganization expenses, net ..................................................        (2,820)            --
All other income (expense), net ...............................................           134            (17)
                                                                                    ---------      ---------
Loss from continuing operations before income taxes and minority interests ....     $  (2,966)     $  (1,408)
                                                                                    =========      =========

ASSETS
Total assets for reportable segments ..........................................     $ 107,086      $ 151,818
Other assets ..................................................................       235,118        237,586
                                                                                    ---------      ---------
   Consolidated total assets ..................................................     $ 342,204      $ 389,404
                                                                                    =========      =========

         For each of the periods presented, the company's primary operations and assets were within the United States. The company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the company's consolidated operations.

         Sales to Aetna U.S. Healthcare ("Aetna") and its affiliated payers for the company's Infusion and CPS segments represented approximately 2% and 5% of the company's consolidated net revenue from continuing operations for the three months ended March 31, 2001 and 2000, respectively. The National Ancillary Services Agreement with Aetna applicable to the company's home infusion business was terminated effective April 12, 2000. The company and Aetna have agreed to use their good faith efforts to negotiate new local agreements for home infusion services. One such agreement for home infusion services has been entered into by a Coram subsidiary and a local Aetna plan.

         Net revenue from Medicare and Medicaid programs represented approximately 25% and 20% of the company's consolidated net revenue for the three months ended March 31, 2001 and 2000, respectively.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

11. DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

         In accordance with SOP 90-7, the Debtors are presenting the following Condensed Consolidating Financial Statements as of and for the three months ended March 31, 2001 (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                           DEBTORS     NON-DEBTORS   ELIMINATIONS   CONSOLIDATED
                                                                          ---------    -----------   ------------   ------------

ASSETS
Current assets:
 Cash and cash equivalents ..........................................     $  24,564     $     537     $      --      $  25,101
 Cash limited as to use .............................................           167           173            --            340
 Accounts receivable, net ...........................................            --        77,731            --         77,731
 Inventories ........................................................            --        11,334            --         11,334
 Deferred income taxes, net .........................................            --           465            --            465
 Other current assets ...............................................         4,041         2,445            --          6,486
                                                                          ---------     ---------     ---------      ---------
  Total current assets ..............................................        28,772        92,685            --        121,457
Property and equipment, net .........................................           387        13,636            --         14,023
Deferred income taxes, net ..........................................            --         2,024            --          2,024
Other deferred costs and intangible assets, net .....................            --         7,837            --          7,837
Goodwill, net .......................................................            --       191,431            --        191,431
Investments in and advances to wholly-owned subsidiaries, net .......       243,539            --      (243,539)            --
Other assets ........................................................         4,386         1,046            --          5,432
                                                                          ---------     ---------     ---------      ---------
  Total assets ......................................................     $ 277,084     $ 308,659     $(243,539)     $ 342,204
                                                                          =========     =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
 Accounts payable ...................................................     $   9,971     $  11,173           $--      $  21,144
 Accrued compensation and related liabilities .......................        17,869         5,517            --         23,386
 Current maturities of long-term debt ...............................            --           120            --            120
 Income taxes payable ...............................................           402           317            --            719
 Deferred income taxes ..............................................            --           552            --            552
 Accrued merger and restructuring costs .............................           889           613            --          1,502
 Accrued reorganization costs for administrative professionals ......         5,847            --            --          5,847
 Other accrued liabilities ..........................................         3,694         3,837                        7,531
                                                                          ---------     ---------     ---------      ---------
  Total current liabilities not subject to compromise ...............        38,672        22,129            --         60,801
Liabilities subject to compromise ...................................       159,121            --            --        159,121
                                                                          ---------     ---------     ---------      ---------
Total current liabilities ...........................................       197,793        22,129            --        219,922
Long-term liabilities not subject to compromise:
 Long-term debt, less current maturities ............................            --            22            --             22
 Minority interests in consolidated joint ventures and preferred
  stock issued by a subsidiary ......................................         5,522           559            --          6,081
 Other liabilities ..................................................            --        13,964            --         13,964
 Deferred income taxes ..............................................            --         1,937            --          1,937
Net liabilities of discontinued operations ..........................            --        26,509            --         26,509
                                                                          ---------     ---------     ---------      ---------
  Total liabilities .................................................       203,315        65,120            --        268,435
Net assets, including amounts due to Debtors ........................            --       243,539      (243,539)            --
Total stockholders' equity ..........................................        73,769            --            --         73,769
                                                                          ---------     ---------     ---------      ---------
  Total liabilities and stockholders' equity ........................     $ 277,084     $ 308,659     $(243,539)     $ 342,204
                                                                          =========     =========     =========      =========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                               DEBTORS      NON-DEBTORS  ELIMINATIONS  CONSOLIDATED
                                                                               -------      -----------  ------------  ------------

Net revenue ................................................................   $     --      $ 94,746      $     --      $ 94,746
Cost of service ............................................................         --        69,498            --        69,498
                                                                               --------      --------      --------      --------
Gross profit ...............................................................         --        25,248            --        25,248
Operating expenses:
 Selling, general and administrative expenses ..............................      4,199        16,477            --        20,676
 Provision for estimated uncollectible accounts ............................                    2,904            --         2,904
 Amortization of goodwill ..................................................         --         2,424            --         2,424
 Restructuring cost recovery ...............................................         --          (562)           --          (562)
                                                                               --------      --------      --------      --------
  Total operating expenses .................................................      4,199        21,243            --        25,442
                                                                               --------      --------      --------      --------
Operating income (loss) from continuing operations .........................     (4,199)        4,005            --          (194)
Other income (expense):
 Interest income ...........................................................        446            12            --           458
 Interest expense ..........................................................       (247)         (338)           --          (585)
 Equity in net income of wholly-owned subsidiaries .........................      3,604            --        (3,604)           --
 Equity in net income of unconsolidated joint ventures .....................         --           174            --           174
 Other income, net .........................................................          1            --            --             1
                                                                               --------      --------      --------      --------
Income (loss) from continuing operations before reorganization expenses,
  income taxes and minority interests ......................................       (395)        3,853        (3,604)         (146)
Reorganization expenses, net ...............................................     (2,820)           --            --        (2,820)
                                                                               --------      --------      --------      --------
Income (loss) from continuing operations before income taxes and
  minority interests .......................................................     (3,215)        3,853        (3,604)       (2,966)
 Income tax expense ........................................................         --            50            --            50
 Minority interests in net income of consolidated joint ventures ...........         --           199            --           199
                                                                               --------      --------      --------      --------
Net income (loss) from continuing operations ...............................   $ (3,215)     $  3,604      $ (3,604)     $ (3,215)
                                                                               ========      ========      ========      ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                     DEBTORS    NON-DEBTORS  CONSOLIDATED
                                                                     -------    -----------  ------------

Net cash provided by (used in) continuing operations before
 reorganization expenses .......................................     $(2,017)     $ 4,726      $ 2,709
Net cash used by reorganization expenses .......................      (1,815)          --       (1,815)
                                                                     -------      -------      -------
Net cash provided by (used in) continuing operations (net
 of reorganization expenses) ...................................      (3,832)       4,726          894
                                                                     -------      -------      -------
Cash flows from investing activities:
 Purchases of property and equipment ...........................          --         (798)        (798)
 Cash advances from wholly-owned subsidiaries ..................       3,654       (3,654)          --
 Proceeds from dispositions of property and equipment ..........           6           17           23
                                                                     -------      -------      -------
Net cash provided by (used in) investing activities ............       3,660       (4,435)        (775)
                                                                     -------      -------      -------
Cash flows from financing activities:
 Repayments of debt obligations ................................          --          (62)         (62)
 Deposits to collateralize letters of credit ...................      (2,095)          --       (2,095)
 Cash distributions paid to minority interests .................          --          (96)         (96)
                                                                     -------      -------      -------
Net cash used in financing activities ..........................      (2,095)        (158)      (2,253)
                                                                     -------      -------      -------
Net increase (decrease) in cash from continuing operations .....     $(2,267)     $   133      $(2,134)
                                                                     =======      =======      =======
Net cash used in discontinued operations .......................     $    --      $   (24)     $   (24)
                                                                     =======      =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of the management of Coram, as well as, assumptions made by and information currently available to the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the Debtors' bankruptcy proceedings and certain other factors, which are described in greater detail later in this Item 2 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 2 to the company's Condensed Consolidated Financial Statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

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

         Additionally, Coram's R-Net subsidiaries are being liquidated through proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000 and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business. See Note 3 to the company's Condensed Consolidated Financial Statements.

         Reorganization. On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in Note 9 to the company's Condensed Consolidated Financial Statements) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. Accordingly, the Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

         On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for: (i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado;
(iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves that had previously been established related to closure of its discontinued operations. Additionally, on May 3, 2001 the Debtors filed a motion with the Bankruptcy Court requesting an extension of the period of time in which the Debtors can reject unexpired leases of non-residential real property to September 3, 2001. Certain other motions filed by the Debtors have been granted and others are presently pending.

         In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses to certain key employees. The bonuses were scheduled to be paid in two equal installments
(i) the later of the date of emergence from bankruptcy or December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installments of approximately $0.5 million is scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001. The company is accruing monthly amounts as earned pursuant to the provisions of the retention plan.

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

         On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. See Note 9 to the company's Condensed Consolidated Financial Statements for further details.

         On the same day that the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Debtors' Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A Notes and Series B Notes. Representatives of the company negotiated the principal aspects of the Joint Plan with representatives of the holders of the company's Series A Notes and Series B Notes and Senior Credit Facility prior to the filing of such Joint Plan.

         On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that are entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders; however, the holders of such claims and interested parties were deemed to reject the plan in any event. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. However, culminating at a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court. On April 25, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to July 11, 2001. Additionally, the Bankruptcy Court extended the Debtors' exclusive period to solicit acceptances of any filed plan or plans to September 10, 2001.

         In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and the Series B Notes for 905 shares of CI Series A Cumulative Preferred Stock (see Notes 6 and 8 to the company's Condensed Consolidated Financial Statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, which was recorded in the fourth quarter of the year ended December 31, 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 9 to the company's Condensed Consolidated Financial Statements for further discussion regarding Stark II.

         On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a lawsuit against CHC's Chief Executive Officer, a former member of CHC's Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion and appointed Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Debtors. Goldin will provide consulting and advisory support services designed to assist the Debtors in concluding their bankruptcy proceedings. Among other things, the scope of Goldin's services include (i) reporting its findings to the Independent Committee of the Board of Directors (the "Independent Committee"), including its assessment of the appropriateness of the Restated Joint Plan, and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the court to provide testimony, as needed. Goldin was also appointed as an arbiter between the Debtors and the Equity Committee.

         Based upon Goldin's findings and recommendations, the Debtors may develop and submit a new joint plan or plans of reorganization to the Bankruptcy Court. However, if the Debtors' exclusivity periods are terminated by one or more interested parties or are not extended by the Bankruptcy Court, it is possible that one or more holders of claims or interests in the Debtors will file a plan or plans with the Bankruptcy Court. Any new plan or plans of reorganization (hereinafter collectively referred to as the "New Plan") must be approved for distribution by the Bankruptcy Court, voted upon by certain impaired creditors and equity holders of the Debtors and approved by the Bankruptcy Court to become effective. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied. No assurances can be given regarding the timing of or whether the Debtors will submit a new plan or what the terms of such plan may be.

         Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations as debtors-in-possession. These claims are reflected in the Condensed Consolidated Balance Sheets as liabilities subject to compromise. Additional Chapter 11 bankruptcy claims have arisen and may continue to arise subsequent to the filing date resulting from the rejection of executory contracts, including certain leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay and foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to remove the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Discontinued Operations. As discussed in Note 3 to the company's Condensed Consolidated Financial Statements, the company considers R-Net's operating results as part of discontinued operations; however, for the three months ended March 31, 2001 and 2000 the Resource Network Subsidiaries had no operations.

         Net Revenue. Net revenue decreased $40.1 million or 29.8% to $94.7 million in the three months ended March 31, 2001 from $134.8 million in the three months ended March 31, 2000. The decrease is primarily due to a $26.2 million decrease in CPS' net revenue as a result of the sale of such business on July 31, 2000 and a $0.7 million decline in net revenue attributable to the company's subsidiary, CTI Network, Inc ("CTI"). Additionally, a decrease in infusion net revenue of $13.1 million is due, in part, to the termination of the Aetna National Ancillary Services Agreement, effective April 12, 2000, and initiatives to focus on core therapies.

         Gross Profit. Gross profit decreased $8.9 million to $25.2 million or a gross margin of 26.6% in the three months ended March 31, 2001 from $34.1 million or a gross margin of 25.3% in the three months ended March 31, 2000. The gross margin percentage increase is primarily due to a more favorable product/therapy mix and the full impact of certain cost reduction programs implemented in December 1999. The components of gross profit are as follows (in millions):

                                         FOR THE THREE MONTHS ENDED
                                                 MARCH 31,
                                         --------------------------
                                              2001      2000
                                             -----     -----

Infusion ...............................     $25.1     $30.1
CPS ....................................        --       3.5
CTI ....................................       0.1       0.5
                                             -----     -----
Total gross profit .....................     $25.2     $34.1
                                             =====     =====

         Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $2.8 million or 11.9% to $20.7 million in the three months ended March 31, 2001 from $23.5 million in the three months ended March 31, 2000. The decrease is primarily due to the sale of CPS, which reduced SG&A expenses by $2.2 million during the three months ended March 31, 2001. Additionally, the full impact of certain cost reduction programs implemented in December 1999 and a decrease in expense related to incentive compensation favorably impacted SG&A expenses for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts is $2.9 million or 3.1% of net revenue in the three months ended March 31, 2001 compared to $3.2 million or 2.4% of net revenue in the three months ended March 31, 2000. The percentage increase is primarily attributable to the sale of CPS, which had a lower bad debt experience rate than that of the infusion business segment, thereby causing a lower blended consolidated effective rate during the three months ended March 31, 2000.

         Restructuring Cost Recovery. During the three months ended March 31, 2001, the company recognized restructuring cost recoveries of $0.6 million related to the assumption of one of the company's real property leases by a third party and certain changes in estimates attributable to severance liabilities. Such items were previously reserved for as part of accrued merger and restructuring costs.

         Interest Expense. Interest expense decreased $6.1 million to $0.6 million in the three months ended March 31, 2001 from $6.7 million in the three months ended March 31, 2000. The decrease is primarily due to (i) reduced outstanding borrowings on revolving credit arrangements and (ii) the non-recognition of interest expense related to the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring (See Notes 6 and 8 to the company's Condensed Consolidated Financial Statements for further details).

         Reorganization Expenses, Net. In the three months ended March 31, 2001, the company recognized $2.8 million in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings. These expenses include, but are not limited to, professional fees, expenses related to retention plans and United States Trustee fees, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities and other expenditures during the Chapter 11 proceedings. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

         Income Tax Expense. See Note 7 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

         Loss on Disposal of Discontinued Operations. During the three months ended March 31, 2000, Coram recorded charges in the aggregate amount of $3.4 million, which includes additional reserves for litigation and other wind-down costs. See Note 3 to the company's Condensed Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

         Bankruptcy Proceedings. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000. As of such date, the Debtors are operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. Although the filing of the Chapter 11 cases constitutes defaults under the company's principal debt instruments,
Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. See Note 2 to the company's Condensed Consolidated Financial Statements.

         Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the new plan of reorganization, which is yet to be developed. Therefore, it is not possible to fully or completely estimate the liquidation amount of the liabilities subject to compromise at March 31, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

         Credit Facilities. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. On September 21, 2000 and January 29, 2001, the company permanently reduced the commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not be able to borrow against due to the Debtors' bankruptcy proceedings. Effective February 6, 2001, the Senior Credit Facility lenders and the company terminated the agreement. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established new letters of credit aggregating $2.1 million through Wells Fargo Bank Minnesota, NA ("Wells Fargo") and such new letters of credit are fully secured by interest bearing cash deposits of the company held by Wells Fargo. Due to certain hemophilia and intravenous immunoglobulin product shortages and the pendency of the Debtors' bankruptcy proceedings, the company may be required to enhance exiting letters of credit or establish new letters of credit in order to ensure the availability of such products for its patients' medical needs.

         The Debtors entered into a secured debtor-in-possession ("DIP") financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility), as of August 30, 2000. Prior to entering into the DIP financing agreement, management and the Board of Directors solicited advice from the company's financial advisors. Such advisors indicated that the terms and conditions of the DIP financing agreement were generally favorable when compared to a company with Coram's financial history. The agreement provides that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP agreement. See Note 6 to the company's Condensed Consolidated Financial Statements for further details. Through May 18, 2001, no borrowings had been made under the DIP financing agreement. At April 30, 2001, the borrowing base was approximately $34.6 million pursuant to the limitations of the DIP financing agreement.

         On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders"). Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 8 to the company's Condensed Consolidated Financial Statements for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax. As of May 18, 2001, the aggregate Preferred Stock liquidation preference was approximately $116.3 million.

         General. The company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, any plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of any proposed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of Stark II and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

         Coram used cash generated from operations to fund its reorganization activities, working capital requirements and operations for the three months ended March 31, 2001. Coram's working capital deficit as of March 31, 2001 was $98.5 million as compared to a net working capital deficit of $97.1 million at December 31, 2000. The working capital deficit at March 31, 2001 and December 31, 2000 is primarily due to (i) liabilities subject to compromise classified as current liabilities, including the full amount of the company's Series A Notes and the Series B Notes aggregating $153.3 million, (ii) accruals for management incentive compensation and (iii) accruals for administrative costs of the Debtors' bankruptcy proceedings. An event impacting the net working capital deficit during the three months ended March 31, 2001 was the requisite deposit of $2.1 million needed to collateralize certain letters of credit. As discussed above under Credit Facilities, the company may be required to further cash collateralize new and/or enhanced letters of credit. Changes in current assets related to (i) a decrease in cash and cash equivalents of $2.2 million, (ii) a decrease in inventories of $1.5 million, (iii) an increase in accounts receivable of $0.3 million and (iv) an increase in other current assets of $1.7 million. Total current liabilities changed primarily due to (i) a decrease in accrued compensation and related liabilities of $1.2 million, (ii) a decrease in merger and restructuring costs of $0.8 million (including a non-cash reserve reversal of $0.6 million), (iii) an increase in accrued reorganization costs for administrative professionals of $1.0 million and (iv) an increase in other accrued liabilities of $0.7 million.

         Management believes that the net costs for the Debtors' reorganization and bankruptcy proceedings will result in significant use of cash for the year ending December 31, 2001. These items principally consist of professional fees and expenses and expenditures related to employee success and retention plans. Management believes that such costs will primarily be funded through available cash balances, cash provided by operations and, if necessary, borrowings under the DIP financing agreement.

         The company sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally cash collections and earnings before interest, taxes, depreciation and amortization), as well as, individual performance targets and objectives. On March 20, 2001, the Compensation Committee of the company's Board of Directors approved an overall award of approximately $13.6 million for the year ended December 31, 2000 for those individuals participating in the MIP. Upon Bankruptcy Court approval, the company intends to fund the MIP award with its available cash balances, cash provided by operations, and, if necessary, borrowings under its DIP financing agreement.

         On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtor's insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed is approximately $2.1 million and is secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed will be paid in eight monthly installments of approximately $0.3 million each, including interest at a per annum rate of 7.95%. In addition, AICCO, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the Financing Agreement.

         The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be a part of R-Net's bankruptcy estate. However, management does not expect that such amounts, if any, will be material to the financial condition or cash flows of the company.

         Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition is expected to be accomplished in stages, commencing April 1, 2001 and ending in the third quarter of the same year (through May 18, 2001, five reimbursement sites have been closed and consolidated with other existing sites). Management has taken certain actions to mitigate the potential shortfall in cash collections during the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be completed by the end of the third quarter of 2001, that the consolidation will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections during or after the transition period.

         The Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, on May 17, 2001 the company entered into an agreement whereby new financial and human resource software packages and related licenses will be procured. The total purchase price for such software and licenses will be approximately $1.2 million, of which $0.5 million was paid on May 18, 2001. Additional internal and external costs will be incurred to implement this software; however, no related commitments for this project or any other significant capital project have been made as of May 18, 2001. The company intends to fund its current and future capital commitments with its available cash balances, cash provided by operations and, if necessary, borrowings under its DIP financing agreement.

         Coram is in a dispute with the Internal Revenue Service regarding certain tax refunds previously received by the company. Should it not prevail in the majority of the issues in dispute, Coram would need to access funds to address the alleged deficiency of approximately $12.7 million, plus interest and penalties. Furthermore, management cannot predict whether any future objections of the Official Committee of the Equity Security Holders or other interested parties in the Debtors' bankruptcy proceedings will be forthcoming or if they would prevent confirmation of a plan of reorganization set forth by the Debtors' management. Outcomes unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 7 and 9 to the company's Condensed Consolidated Financial Statements.

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

Goldin is also appointed as an arbiter between the Debtors and the Official Committee of the Equity Security Holders in the Debtors' bankruptcy proceedings. See Note 2 to the company's Condensed Consolidated Financial Statements.

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

         The ability to acquire factor products under normal conditions is volatile, but currently the international demand for certain factor products far exceeds the supply. Availability of factor product from manufacturers is spotty, thereby requiring the company to purchase through the blood broker market wherein pricing may not be favorable to the company and product availability can change significantly from day to day. During such times of shortages, prices soar with limited availability to pass these additional costs on to patients. Due to the nature of factor manufacturing processes, intermittent product shortages may be experienced from time to time, which may make it difficult for Coram to meet the needs of its patients and may have an adverse impact on Coram's future results of operations. These shortages could be due to insufficient donor pools, failed production lots, contamination, etc. Moreover, a single patient's requirements may, at any given time, expend what would normally be a whole month's inventory for multiple patients. During March 2001, the company began experiencing difficulties obtaining recombinant factor VIII (rVIII) due to a nationwide shortage of this product which was precipitated by Federal Drug Administration requirements. Coram currently has a supply of this factor product in inventory to meet immediate patient demands; however, management is also proactively taking steps to secure inventory of this product at levels sufficient to meet anticipated future demands. These steps include, but are not limited to, declining new patients for this particular factor product until the shortage eases, as well as, asking patients who are currently using rVIII to consult with their physicians and consider voluntarily switching to appropriate alternative products on a temporary basis. Under normal circumstances, limited allocations of products from manufacturers greatly impacts the company's ability to expand its customer base, but management believes this current factor shortage is likely to impair the company's ability to grow this segment of its business. Coram's potential inability to purchase rVIII pharmaceutical products and supplies required by its patients could have a material adverse impact on the company's business.

         For a discussion of other risks that have impacted or may impact the company, readers are instructed to review the discussion under the heading "Risk Factors" which appears in Item 7. of the company's Annual Report on Securities and Exchange Commission Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following discusses the company's exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates.

         As of March 31, 2001, the company had outstanding long-term debt of $153.5 million of which $153.3 million matures on June 30, 2001 and bears interest at 9.0% per annum. The company also has a debtor-in-possession ("DIP") agreement providing for the availability of up to $40.0 million for use in connection with the operation of its businesses and the businesses of its subsidiaries. The facility matures on the earlier of either confirmation of the Debtors' plan of reorganization or August 31, 2001 and bears interest at a rate of prime plus 2.0% (the effective interest rate was 10.0% at March 31, 2001). As of March 31, 2001, the company had no borrowings under the DIP agreement. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expenses associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 6 to the company's Condensed Consolidated Financial Statements.

         The debt to equity exchange transaction described in Note 6 to the company's Condensed Consolidated Financial Statements qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In accordance therewith, the Debtors will not recognize any interest expense on the Series A Notes and the Series B Notes until after their maturity on June 30, 2001.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Descriptions of the material legal proceedings to which the company is a party are set forth in Note 9 to the company's Condensed Consolidated Financial Statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company's principal debt agreements is set forth in Note 6 to the company's Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

         None

         (B) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CORAM HEALTHCARE CORPORATION

                             By:            /s/ SCOTT R. DANITZ
                                 ----------------------------------------------
                                              Scott R. Danitz
                                 Senior Vice President, Chief Financial Officer
                                               and Treasurer

May 21, 2001