Form 10-Q
period 2001-06-30
CORAM HEALTHCARE CORP
filed 2001-08-20
CIK 924174

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                   ----------


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 17, 2001 was 49,638,452.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              JUNE 30,         DECEMBER 31,
                                                                                2001               2000
                                                                            ------------       ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $     24,678       $     27,259
  Cash limited as to use .............................................               342                387
  Accounts receivable, net of allowances of
     $14,447 and $17,912 .............................................            85,041             77,387
  Inventories ........................................................            11,972             12,796
  Deferred income taxes, net .........................................               514                428
  Prepaid reorganization costs for administrative professionals ......               206                 --
  Other current assets ...............................................             6,937              4,759
                                                                            ------------       ------------
          Total current assets .......................................           129,690            123,016
Property and equipment, net ..........................................            15,147             15,292
Deferred income taxes, net ...........................................             2,119              1,697
Other deferred costs and intangible assets, net of
   accumulated amortization of $18,188 and $16,963 ...................             7,223              8,448
Goodwill, net of accumulated amortization of
  $92,619 and $87,770 ................................................           189,007            193,855
Other assets .........................................................             5,834              3,068
                                                                            ------------       ------------
          Total assets ...............................................      $    349,020       $    345,376
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable ...................................................      $     23,691       $     21,450
  Accrued compensation and related liabilities .......................            19,545             17,098
  Current maturities of long-term debt ...............................                29                179
  Insurance note payable .............................................             1,651                 --
  Income taxes payable ...............................................               546                773
  Deferred income taxes ..............................................             1,458                 52
  Accrued merger and restructuring costs .............................             1,172              2,301
  Accrued reorganization costs for administrative professionals ......             5,425              4,831
  Other accrued liabilities, including interest payable ..............             7,520              6,849
                                                                            ------------       ------------
  Total current liabilities not subject to compromise ................            61,037             53,533
  Total current liabilities subject to compromise (See Note 2)........           166,603            166,627
                                                                            ------------       ------------
Total current liabilities ............................................           227,640            220,160
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ............................                19                 24
  Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ..........................             6,004              5,978
  Other liabilities ..................................................            15,049             13,630
  Deferred income taxes ..............................................             1,175              2,073
Net liabilities of discontinued operations ...........................            26,506             26,533
                                                                            ------------       ------------
          Total liabilities ..........................................           276,393            268,398

Commitments and contingencies ........................................                --                 --

Stockholders' equity:
  Preferred stock, par value $.001, authorized
     10,000 shares, none issued ......................................                --                 --
  Common stock, par value $.001, 150,000 shares
     authorized, 49,638 shares issued and outstanding ................                50                 50
  Additional paid-in capital .........................................           427,360            427,357
  Accumulated deficit ................................................          (354,783)          (350,429)
                                                                            ------------       ------------
          Total stockholders' equity .................................            72,627             76,978
                                                                            ------------       ------------
          Total liabilities and stockholders' equity .................      $    349,020       $    345,376
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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                    JUNE 30,                  JUNE 30,
                                                                              ----------------------    ----------------------
                                                                                2001         2000         2001         2000
                                                                              ---------    ---------    ---------    ---------
Net revenue ...............................................................   $  98,938    $ 130,224    $ 193,684    $ 265,020
Cost of service ...........................................................      69,160       96,069      138,658      196,724
                                                                              ---------    ---------    ---------    ---------
Gross profit ..............................................................      29,778       34,155       55,026       68,296
Operating expenses:
  Selling, general and administrative expenses ............................      21,063       25,053       41,739       48,509
  Provision for estimated uncollectible accounts ..........................       3,024        3,548        5,928        6,791
  Amortization of goodwill ................................................       2,425        2,530        4,849        5,108
  Restructuring cost recovery .............................................         (21)          --         (583)          --
                                                                              ---------    ---------    ---------    ---------
          Total operating expenses ........................................      26,491       31,131       51,933       60,408
                                                                              ---------    ---------    ---------    ---------
Operating income from continuing operations ...............................       3,287        3,024        3,093        7,888
Other income (expense):
  Interest income .........................................................         499          136          957          295
  Interest expense (excluding post-petition contractual interest of
       $3.4 million and $6.9 million for the three and six months ended
       June 30, 2001, respectively) .......................................      (1,627)      (6,771)      (2,212)     (13,447)
                                                                              ---------    ---------    ---------    ---------
  Equity in net income of unconsolidated joint ventures ...................         294          130          468          389
  Other income, net .......................................................          37           48           38           34
                                                                              ---------    ---------    ---------    ---------
Income (loss) from continuing operations before reorganization
  expenses, income taxes and minority interests ...........................       2,490       (3,433)       2,344       (4,841)
Reorganization expenses, net ..............................................      (3,444)          --       (6,264)          --
                                                                              ---------    ---------    ---------    ---------
Loss from continuing operations before income taxes and minority
  interests ...............................................................        (954)      (3,433)      (3,920)      (4,841)
Income tax expense ........................................................          50           75          100          175
Minority interests in net income of consolidated joint ventures ...........         135          356          334          337
                                                                              ---------    ---------    ---------    ---------
Loss from continuing operations ...........................................      (1,139)      (3,864)      (4,354)      (5,353)
Loss from disposal of discontinued operations .............................          --          (98)          --       (3,481)
                                                                              ---------    ---------    ---------    ---------
Net loss ..................................................................   $  (1,139)   $  (3,962)   $  (4,354)   $  (8,834)
                                                                              =========    =========    =========    =========
Loss Per Share
  Basic and Diluted:
    Loss from continuing operations .......................................   $   (0.02)   $   (0.08)   $   (0.09)   $   (0.11)
    Loss from discontinued operations .....................................          --           --           --        (0.07)
                                                                              ---------    ---------    ---------    ---------
    Net loss per common share .............................................   $   (0.02)   $   (0.08)   $   (0.09)   $   (0.18)
                                                                              =========    =========    =========    =========

Weighted average common shares used in computation of
  basic and diluted loss per share ........................................      49,638       49,638       49,638       49,638
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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             -------------------------------
                                                                2001               2000
                                                             ------------       ------------

Net cash provided by continuing operations before
   reorganization expenses ............................      $      8,857       $     21,978
Net cash used by reorganization expenses ..............            (5,708)                --
                                                             ------------       ------------
Net cash provided by continuing operations (net
   of reorganization expenses) ........................             3,149             21,978
                                                             ------------       ------------
Cash flows from investing activities:
   Purchases of property and equipment ................            (2,664)            (2,194)
   Proceeds from dispositions of property and
      equipment .......................................                65                 57
                                                             ------------       ------------
Net cash used in investing activities .................            (2,599)            (2,137)
                                                             ------------       ------------
Cash flows from financing activities:
   Borrowings on line of credit .......................                --              1,500
   Repayments of debt obligations .....................              (155)           (17,311)
   Repayments of insurance note payable ...............              (546)                --
   Deposits to collateralize letters of credit ........            (2,095)                --
   Cash distributions paid to minority interests ......              (308)              (491)
                                                             ------------       ------------
Net cash used in financing activities .................            (3,104)           (16,302)
                                                             ------------       ------------
Net increase (decrease) in cash from continuing
   operations .........................................      $     (2,554)      $      3,539
                                                             ============       ============
Net cash used in discontinued operations ..............      $        (27)      $     (3,350)
                                                             ============       ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Business Activity. As of June 30, 2001, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. Since that date, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of the company's other subsidiaries is a debtor in the proceeding. See Note 2 for further details.

    In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, including nutrition, anti-infective therapies and intravenous immunoglobulin ("IVIG") therapy for persons receiving transplants and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See Note 5 for further details. Most of the company's net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

    Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments pursuant to the adoption of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim periods ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a confirmed plan of reorganization in the Chapter 11 bankruptcy proceedings could materially change the amounts reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a confirmed plan of reorganization (see Note 2 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

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

    Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires the recognition of all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was effective for fiscal years beginning after June 15, 2000. Accordingly, Coram adopted the new accounting pronouncement effective January 1, 2001; however, it had no effect on the company's financial position or operating results.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Business Combinations. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement 141 is effective for the company's financial statements for the year ending December 31, 2002. The adoption of this accounting pronouncement is not currently anticipated to have a material impact on the company's financial position or results of operations.

    Goodwill and Other Intangible Assets. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Statement 142 requires that goodwill and indefinite long-lived intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. Statement 142 is effective for the company's financial statements for the year ending December 31, 2002. Management is currently evaluating the impact that the adoption of this accounting pronouncement will have on the company's financial position and results of operations.


2.  REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

    On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to their requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II") after December 31, 2000 (see discussion of Stark II in Note 9) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. Accordingly, the Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

    On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado;
(iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves that had previously been established related to closure of its discontinued operations. Additionally, on May 24, 2001 the Bankruptcy Court approved the Debtors' motion for an extension of the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including September 3, 2001. Certain other motions filed by the Debtors have been granted and others are presently pending.

    In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses to certain key employees. The bonuses were scheduled to be paid in two equal installments on
(i) the later of the date of emergence from bankruptcy or December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installments of approximately $0.5 million, which relates to the company's Chief Executive Officer and Executive Vice President, is scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001. The company is accruing monthly amounts as earned pursuant to the provisions of the retention plan.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtor's insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed is approximately $2.1 million and is secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed is being paid in eight monthly installments of approximately $0.3 million each, including interest at a per annum rate of 7.85%. In addition, AICCO, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the Financing Agreement.

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

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders, as the holders of such claims and interested parties were deemed to reject the Restated Joint Plan. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. However, culminating at a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court. On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. Additionally, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion and appointed Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Independent Committee of the Board of Directors (the "Independent Committee"). Among other things, the scope of Goldin's services include (i) reporting its findings to the Independent Committee, including its assessment of the appropriateness of the Restated Joint Plan, and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

    Based upon Goldin's findings and recommendations, on July 31, 2001 the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement (the "Second Disclosure Statement") with respect to their Second Joint Plan of Reorganization (the "Second Joint Plan"). The Second Joint Plan, which was also filed on July 31, 2001, provides for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin's recommendations, the following substantive modifications are included in the Second Joint Plan:

        o the payment of up to $3.0 million to the holders of allowed general unsecured claims of CHC;

        o the payment of up to $10.0 million to the holders of CHC equity interests;

        o cancellation of the issued and outstanding CI Series A Cumulative Preferred Stock; and

        o a $7.5 million reduction in certain performance bonuses payable to Daniel D. Crowley, the company's Chief Executive Officer.

    Under certain circumstances, as more fully discussed in the Second Disclosure Statement, the general unsecured claim holders may be entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

    In order to become effective, the Second Joint Plan is subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001, a hearing before the Bankruptcy Court is scheduled to consider the adequacy of the Second Disclosure Statement and whether it may be disseminated to holders of certain claims and interests who are entitled to vote on the Second Joint Plan. Although the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization was denied by the Bankruptcy Court on August 1, 2001, management of the company cannot predict what impact the Equity Committee or any other interested party will have on the Second Joint Plan at the disclosure statement hearing. The Bankruptcy Court may ultimately confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied; however, no assurances can be given regarding the confirmation of the Second Joint Plan.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



    The principal categories and balances of Chapter 11 bankruptcy claims accrued in the Condensed Consolidated Balance Sheets and included in liabilities subject to compromise are summarized as follows (in thousands) (December 31, 2000 liabilities subject to compromise have been adjusted from amounts previously reported to reflect the proposed $7.5 million reduction in performance bonuses payable to the company's Chief Executive Officer):


                                                                                          JUNE 30,        DECEMBER 31,
                                                                                            2001              2000
                                                                                        ------------      ------------

Series A and Series B Notes in default and other long-term debt obligations ..........  $    153,422      $    153,422
Management incentive compensation liability ..........................................         7,500             7,500
Liabilities of discontinued operations subject to compromise .........................         2,936             2,936
Earn-out obligation ..................................................................         1,268             1,268
Accrued merger and restructuring costs (primarily severance liabilities)..............           468               468
Accounts payable .....................................................................           106               111
Legal and professional liabilities ...................................................            98               113
Other ................................................................................           805               809
                                                                                        ------------      ------------
  Total liabilities subject to compromise ............................................  $    166,603      $    166,627
                                                                                        ============      ============

    In addition to the amounts disclosed in the table above, the holders of Coram, Inc.'s Series A Cumulative Preferred Stock continue to maintain a claim position within the Debtors' bankruptcy proceedings in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchange, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchange.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the Second Joint Plan, which will be subject to a vote by certain of the Debtors' impaired creditors and equity holders and confirmation by the Bankruptcy Court, as described above. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at June 30, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

    Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, United States Trustee fees and other expenditures incurred relating to the Chapter 11 proceedings, offset by interest earned on cash accumulated related to the Debtors not paying their pre-petition liabilities and other expenditures incurred relating to the Chapter 11 proceedings. The principal components of reorganization expenses for the three and six months ended June 30, 2001 are as follows (in thousands):


                                                                       THREE MONTHS        SIX MONTHS
                                                                       ------------       ------------
Legal, accounting and consulting fees ...........................      $      3,089              5,246
Key employee retention plan expenses ............................               368              1,085
United States Trustee fees ......................................                 9                 19
Interest income .................................................               (22)               (86)
                                                                       ------------       ------------
Total reorganization expenses, net ..............................      $      3,444       $      6,264
                                                                       ============       ============


3.  DISCONTINUED OPERATIONS

    In November 1999, following the filing of voluntary bankruptcy petitions for the Resource Network Subsidiaries and the plan to liquidate the R-Net division, Coram disclosed as Net Liabilities of Discontinued Operations in the Condensed Consolidated Financial Statements the excess of R-Net's liabilities over its assets. Coram also separately reflected R-Net's operating results in the Condensed Consolidated Statements of Operations as Discontinued Operations.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

    For the three and six months ended June 30, 2001, no Losses from Operations of Discontinued Operations of R-Net were reflected in the company's Condensed Consolidated Statements of Operations. The $3.5 million Loss from Disposal of Discontinued Operations for the six months ended June 30, 2000 includes additional reserves for litigation and other wind-down costs resulting from R-Net's Chapter 11 bankruptcy proceedings. The components of the net liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):


                                                                     JUNE 30,         DECEMBER 31,
                                                                       2001               2000
                                                                   ------------       ------------

Cash ........................................................      $      1,487       $      1,162
Intercompany receivable (payable) ...........................                --                500
Accounts payable ............................................           (29,524)           (28,619)
Accrued expenses ............................................            (1,405)            (1,512)
Other long-term liabilities .................................                --             (1,000)
                                                                   ------------       ------------
                                                                        (29,442)           (29,469)
Net liabilities subject to compromise under Debtors' Chapter
  11 case ...................................................             2,936              2,936
                                                                   ------------       ------------
Net liabilities of Discontinued Operations ..................      $    (26,506)      $    (26,533)
                                                                   ============       ============

    As of June 30, 2001, approximately $27.5 million of the liabilities related to the discontinued operations was subject to compromise under the R-Net Chapter 11 bankruptcy proceedings.

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

4.  RELATED PARTY TRANSACTIONS

    The company's current Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns a consulting company (Dynamic Healthcare Solutions, LLC ("DHS")) from which the company purchased services. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became fulltime Coram employees. Subsequent to December 31, 2000 and through August 17, 2001, approximately $0.2 million was paid to Mr. Crowley's company for overhead costs of the consulting company's Sacramento, California location that are directly attributable to the duties that Mr. Crowley performed on behalf of Coram in 2001. For the three and six months ended June 30, 2000, the company paid approximately $0.1 million and $0.2 million, respectively, to Mr. Crowley's consulting company for consulting services and reimbursable expenses.

    Effective August 2, 2000, the company's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 2 and 6, the company recorded a $1.8 million reorganization expense for the success bonus in 2000. Such success bonus will not be payable until such time as the Debtors' or another interested party's plan of reorganization is fully approved by the Bankruptcy Court.

    As more fully discussed in Note 2, Mr. Crowley's incentive compensation may be reduced by $7.5 million in connection with the Debtors' Second Joint Plan. Such amount is recorded as current liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

    Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley is paid by Cerberus approximately $1 million per annum plus the potential of performance related bonus opportunities, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Moreover, Mr. Crowley is the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company in which an interest is owned by an affiliate of Cerberus. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

5.  ACQUISITIONS AND RESTRUCTURING

    Acquisitions. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of June 30, 2001, the company may be required to pay approximately $1.3 million under such contingent obligations. However, payment of such amounts has been stayed by the Debtors' bankruptcy proceedings. Subject to certain elections by the company or the sellers, $0.6 million of these contingent obligations may be paid in cash. In the period these payments become probable, they are recorded as additional goodwill. No payments were made during the six months ended June 30, 2001 but approximately $0.1 million was paid during the six months ended June 30, 2000. See Note 9 for further details concerning contingencies relative to earn-out payments.

    Merger and Restructuring. As a result of the formation of Coram and the May 1995 acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc., the company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged approximately $25.8 million to operations as a restructuring cost.

    During December 1999 the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates. Such operations have been closed during the first half of 2001, and in connection therewith, approximately 80 related employees were terminated.

    Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through June 30, 2001, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):


                                                                   CHARGES THROUGH JUNE 30, 2001        BALANCES AT JUNE 30, 2001
                                                             ----------------------------------------   -------------------------
                                                                                                         ESTIMATED
                                                                 CASH        NON-CASH                   FUTURE CASH      TOTAL
                                                             EXPENDITURES     CHARGES        TOTAL      EXPENDITURES    CHARGES
                                                             ------------   -----------   -----------   ------------  -----------
Caremark Business Consolidation Plan:
  Personnel reduction costs ..............................   $    11,300    $        --   $    11,300   $        --   $    11,300
  Facility reduction costs ...............................        10,168          3,900        14,068           625        14,693
                                                             -----------    -----------   -----------   -----------   -----------
     Subtotal ............................................        21,468          3,900        25,368           625        25,993

Coram Restructure Plan:
  Personnel reduction costs ..............................         2,181             --         2,181           284         2,465
  Facility reduction costs ...............................           899             --           899           731         1,630
                                                             -----------    -----------   -----------   -----------   -----------
     Subtotal ............................................         3,080             --         3,080         1,015         4,095
                                                             -----------    -----------   -----------   -----------   -----------
Totals ...................................................   $    24,548    $     3,900   $    28,448         1,640   $    30,088
                                                             ===========    ===========   ===========                 ===========
          Restructuring costs subject to compromise ......                                                     (468)
                                                                                                        -----------
          Accrued Merger and Restructuring Costs Per
             the Condensed Consolidated Balance Sheets ...                                              $     1,172
                                                                                                        ===========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    During the six months ended June 30, 2001, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):


Balance at December 31, 2000 .........................................        $      2,301
Activity during the six months ended June 30, 2001:
    Payments under the plans
                                                                                      (546)
    Reversals principally due to changes in estimates
      attributable to leased facilities (lease assumption by a
      third party) and severance obligations .........................                (583)
                                                                              ------------
Balance at June 30, 2001 .............................................        $      1,172
                                                                              ============

    The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 68% through June 30, 2002, 16% through June 30, 2003, 9% through June 30, 2004 and 7% thereafter.

6.  DEBT OBLIGATIONS

    Debt obligations are as follows (in thousands):



                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          2001               2000
                                                                                      ------------       ------------

Debtor-In-Possession Financing Agreement .......................................      $         --       $         --
Senior Credit Facility .........................................................                --                 --
Series A Senior Subordinated Unsecured Notes in default ........................            61,208             61,208
Series B Senior Subordinated Unsecured Convertible Notes in default ............            92,084             92,084
Other obligations, including capital leases, at interest rates ranging from
7.5% to 13.1% ..................................................................               178                333
                                                                                      ------------       ------------
                                                                                           153,470            153,625
Less:  Debt obligations subject to compromise ..................................          (153,422)          (153,422)
Less:  Current scheduled maturities ............................................               (29)              (179)
                                                                                      ------------       ------------
                                                                                      $         19       $         24
                                                                                      ============       ============

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

    The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Chapter 11 proceedings if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Debtors' Second Joint Plan (see Note 2), if approved, will effectively eliminate all post-petition interest on pre-petition borrowings. Accordingly, no interest expense is being recorded on pre-petition unsecured indebtedness. The ultimate confirmed plan put forth by the Debtors or any other party in interest may have a similar effect on post-petition interest; however, appropriate approvals in accordance with the Bankruptcy Code will be required.

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

    The DIP financing agreement matures on the earlier of either confirmation of the Debtors' plan of reorganization or August 31, 2001. Management is currently in discussions with Madeleine for an extension to the DIP financing agreement; however, no assurances can be given that Madeleine will consent to such an extension on terms and conditions that are acceptable to the Debtors or that the Bankruptcy Court will approve an extension. The DIP financing agreement provides for maximum borrowings generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined in the underlying agreement, and (ii) 95%. Outstanding borrowings under the DIP financing agreement bear interest at a rate of prime plus 2.0%, payable in arrears on the first business day of each month. The effective interest rate was 8.75% on June 30, 2001. The DIP financing agreement is secured by the capital stock of the Debtor's subsidiaries, as well as, the accounts receivable and certain other assets held by the Debtors and their subsidiaries. Under the DIP financing agreement, among other nominal fees, the Debtors paid a fee of 1% or $0.4 million and are liable for commitment fees on the unused facility at a rate of 0.5% per annum, payable monthly in arrears.

    The terms of the DIP financing agreement contain customary representations, warranties and covenants, including certain financial covenants related to earnings before interest expense, income taxes, reorganization expenses, restructuring costs, depreciation and amortization ("EBITDA"), lease obligations and capital expenditures. A breach of such representations, warranties and covenants could result in restrictions on the Debtors' ability to obtain advances under the DIP financing agreement and possibly the exercise of remedies by Madeleine.

    Management believes that at June 30, 2001, the company was in compliance with all the covenants of the DIP financing agreement; however, there can be no assurances as to future compliance therewith and whether waivers, if necessary, would be granted.

    Through August 17, 2001, no borrowings had been made under the DIP financing agreement. At July 31, 2001, the borrowing base was approximately $36.8 million pursuant to the limitations of the DIP financing agreement.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



    Among other fees, the company incurred approximately $0.8 million upon consummation of the Senior Credit Facility and was thereafter liable for commitment fees on the unused facility at 0.375% per annum, due quarterly in arrears. Additionally, the terms of the agreement provided for the issuance of warrants to purchase up to 1.9 million shares of the company's common stock at $0.01 per share, subject to customary anti-dilution adjustments (the "1998 Warrants"). The estimated fair value of the 1998 Warrants was determined on the date of issuance and capitalized as deferred debt issuance costs. Such costs were amortized ratably to interest expense over the life of the Senior Credit Facility; however, contemporaneous with the permanent reduction of the borrowing capacity on September 21, 2000, the company charged to interest expense approximately $1.1 million of remaining deferred debt issuance costs related to the Senior Credit Facility. The 1998 Warrants expired on February 6, 2001 when the Senior Credit Facility was terminated.

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

    On December 28, 2000, the Debtors announced the Bankruptcy Court's approval of their request to exchange a sufficient amount of debt and related accrued interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"). On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see
Note 8 for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS No. 15"). In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax.

    Although the principal amounts under the Series A Notes and Series B Notes were not paid on June 30, 2001 and the company is in technical default of the Securities Exchange Agreement, the Holders are stayed from any remedies pursuant to the provisions of the United States Bankruptcy Code.

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

    Other than the aforementioned default for non-payment of principal on June 30, 2001, management believes that at June 30, 2001 the company was in compliance with all other covenants of the Securities Exchange Agreement. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

    At the election of the company, the Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or through the issuance of pari passu debt securities, except that Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the Debtors' ongoing bankruptcy proceedings. Pursuant to the troubled debt restructuring rules promulgated under SFAS No. 15, no interest expense was recognized in the company's consolidated financial statements relative to the Series A Notes and the Series B Notes from December 29, 2000 through June 30, 2001.

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

7.  INCOME TAXES

    During the six months ended June 30, 2001 and 2000, the company recorded income tax expense of approximately $0.1 million and $0.2 million, respectively. The effective income tax rates for each of the six-month periods are higher than the statutory rate because the company is not recognizing the deferred income tax benefits potentially generated by current period losses. As of June 30, 2001, deferred tax assets were net of a $144.3 million valuation allowance. Realization of deferred tax assets is dependent upon the ability of the company to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time, the balances were fully offset by valuation allowances at both June 30, 2001 and December 31, 2000.

    Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and net operating loss carryforwards ("NOLs") that may be deductible against future taxable income. As of June 30, 2001, the company had NOLs of approximately $168.0 million that are available to offset future federal taxable income and expire in varying amounts in the years 2002 through 2019. This NOL balance includes approximately $36.4 million generated prior to the creation of Coram through the merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. Such pre-merger NOL amounts are subject to an annual usage limitation of approximately $4.5 million. The ability to utilize the full amount of the $168.0 million of NOLs is uncertain due to income tax rules related to changes in ownership.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



    As a result of the issuance of Coram, Inc. Series A Cumulative Preferred Stock in December 2000 (see Note 8), the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent income tax returns will be filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation will file its own separate income tax returns. The issuance of the preferred stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and it meets certain other bankruptcy related conditions of the Internal Revenue Code ("IRC"). The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes.

    In January 1999, the Internal Revenue Service ("IRS") completed an examination of the company's federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to the prior tax liabilities. The company has agreed to adjustments of $24.4 million that only affect available NOLs. Management does not agree with the other proposed adjustments regarding the deductibility of warrants, write-off of goodwill and the specified liability portion of the 1995 loss which would, if the IRS prevails, affect prior years' tax liabilities. In May 1999, the company received a statutory notice of deficiency with respect to the proposed adjustments. The alleged deficiency totaled approximately $12.7 million (obtained from federal income tax refunds), plus interest and penalties to be determined. The company is contesting the notice of deficiency through administrative proceedings and litigation and will vigorously defend its position. The most significant adjustment proposed by the IRS relates to the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years. In August 1999, the company filed a petition with the United States Tax Court ("Tax Court") contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The Tax Court proceeding is currently stayed by reason of the Debtors' bankruptcy proceedings.

    Pursuant to standard IRS procedures, the resolution of the disputed issues contained in the Tax Court petition has been assigned to the administrative appeals function of the IRS. The company is presently negotiating with the appeals office of the IRS in an attempt to resolve these matters. Due to the uncertainties related to the final resolution thereof, the accompanying Condensed Consolidated Financial Statements include reserves for such potential liabilities, including approximately $1.4 million of incremental interest expense for the six months ended June 30, 2001. The federal income tax adjustments would also give rise to additional state tax liabilities. No assurances can be given that the company will prevail given the uncertainties inherent in any proceedings with the IRS or related litigation. If the company is not able to resolve its issues with the IRS through negotiations and does not prevail in the Tax Court with respect to the significant proposed adjustments, the financial position and liquidity of the company could be materially adversely affected.

8.  MINORITY INTERESTS

    The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):


                                                                JUNE 30,       DECEMBER 31,
                                                                 2001              2000
                                                             ------------      ------------

Series A Cumulative Preferred Stock of Coram, Inc. ....      $      5,522      $      5,522
Majority-owned companies ..............................               482               456
                                                             ------------      ------------
Total minority interests ..............................      $      6,004      $      5,978
                                                             ============      ============

    On December 29, 2000, Coram, Inc. ("CI"), a wholly-owned subsidiary of Coram Healthcare Corporation, executed the Exchange Agreement with the Holders of CI's Securities Exchange Agreement (see Note 6 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million (hereinafter referred to as the "Preferred Stock"). The Preferred Stock was issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, nets to approximately $5.5 million.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



    The authorized CI Preferred Stock consists of 10,000 shares, and the only shares issued and outstanding at June 30, 2001 are those pursuant to the Exchange Agreement. So long as any shares of the Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors' plan of reorganization, dividends are to be paid in the form of additional shares of Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, at CI's election, dividends will be payable in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate shall increase to 16% per annum until such time that the event of default is cured. All dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company's tax fiscal year end) as are appropriate for transactions of this nature. In-kind dividends earned during the six months ended June 30, 2001 aggregated approximately 70 shares and had a liquidation preference of approximately $8.5 million.

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

    The Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any accrued but unpaid dividends. Redemption may be made in the form of cash payments only. As of August 17, 2001, the aggregate Preferred Stock liquidation preference was approximately $117.8 million.

    The Debtors' Second Joint Plan (Note 2), if confirmed in its current form, would effectively retire all of the currently outstanding Preferred Stock on or before the Plan's effective date.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



    Official Committee of the Equity Security Holders' Matters. A committee of persons claiming to own shares of the company's publicly-traded common stock (the "Equity Committee") objected to the Restated Joint Plan of reorganization, contending, among other things, that the company's valuation upon which the Restated Joint Plan of reorganization was premised and the underlying projections and assumptions were flawed. On December 21, 2000, the Bankruptcy Court determined not to confirm the Restated Joint Plan. The company and the Equity Committee are involved in a review of certain company information regarding, among other things, the Equity Committee's contentions. Moreover, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors' exclusivity period and file its own plan or reorganization; however, the motion was denied by the Bankruptcy Court.

    Additionally, on or about February 6, 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee's lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice.

    Management cannot predict whether any future objections of the Equity Committee will be forthcoming or if they would prevent confirmation of the Second Joint Plan set forth by management. Management also cannot predict if any other actions of the Equity Committee will have adverse consequences to the company.

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

    On April 20, 2000, the company and Aetna reached an amicable resolution to the then outstanding disputes and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The final resolution of these matters did not have a material effect on the company's consolidated financial position or results of operations. The impact of this dispute resolution has been charged to discontinued operations in the accompanying condensed consolidated financial statements during the six months ended June 30, 2000.

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

    TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company has impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment that was scheduled for March 2001 and the alleged damages of $0.9 million have been stayed by operation of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the arbitration remain in abeyance pending resolution of the bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



    Alan Furst et. al. v. Stephen Feinberg, et. al. A complaint was filed in the United States District Court for the Third District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint (the "Second Amended Complaint") was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and another current member of the Board of Directors and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co. as defendants. The plaintiffs alleged that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. The plaintiffs further alleged that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the "Third Amended Complaint") was filed naming the same defendants as the Second Amended Complaint. The plaintiffs' allegations set forth in the Third Amended Complaint, were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of Coram. The company notified its insurance carrier of the lawsuit and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are vigorously contesting the allegations. The company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

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

    The company and its subsidiaries are also parties to various other legal actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports submitted to Medicare and examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration). Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

    PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgement with regard to a portion of Caremark's claims. A hearing is scheduled for September 18, 2001 on the motion for partial summary judgement. The lawsuit is currently in the discovery stage and a trial is scheduled to commence after June 22, 2002. There can be no assurance of any recovery from PricewaterhouseCoopers LLP.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



    In addition, the company is aware of certain referring physicians that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gain on troubled debt restructuring (see Note 6) and the disposition of the CPS business, at December 31, 2000 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2000 and the six months ended June 30, 2001, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include civil penalties that could be imposed upon the company or the referring physician, regardless of whether either the physician or the company intended to violate the law.

    Management has been advised by counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients with government-sponsored benefit programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with government-sponsored benefit programs comprise approximately 25% and 23% of the company's consolidated net revenue (excluding
CPS) for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

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

    Management uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. For the three and six months ended June 30, 2001 and 2000, corporate costs were allocated on a revenue basis. For the three and six months ended June 30, 2000, EBITDA has been reclassified to conform to the 2001 presentation. EBITDA excludes reorganization expenses and merger and restructuring charges. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

     Summary information by segment is as follows (in thousands):



                                                               AS OF AND FOR THE                    AS OF AND FOR THE
                                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------       -------------------------------
                                                            2001               2000               2001                2000
                                                        ------------       ------------       ------------       ------------
INFUSION
Revenue from external customers ..................      $     98,790       $    102,287       $    193,368       $    209,964
Intersegment revenue .............................                51                699                103              1,176
Interest income ..................................                82                 19                 95                 49
Equity in net income of unconsolidated joint
    ventures .....................................               294                130                468                389
Segment EBITDA profit ............................             9,159              8,754             14,549             19,651
Segment assets ...................................           114,452            115,089            114,452            115,089
Segment asset expenditures .......................             1,365                858              2,163              1,847
CPS
Revenue from external customers ..................      $         --       $     26,778       $         --       $     53,023
Intersegment revenue .............................                --                 --                 --                 11
Interest income ..................................                --                  2                 --                  3
Equity in net income of unconsolidated joint
    ventures .....................................                --                 --                 --                 --
Segment EBITDA loss ..............................                --             (1,126)                --             (1,675)
Segment assets ...................................                --             22,945                 --             22,945
Segment asset expenditures .......................                --                 70                 --                224
ALL OTHER
Revenue from external customers ..................      $        148       $      1,159       $        316       $      2,033
Intersegment revenue .............................                --                 --                 --                 --
Interest income ..................................                --                 --                 --                 --
Equity in net income of unconsolidated joint
    ventures .....................................                --                 --                 --                 --
Segment EBITDA profit (loss) .....................              (235)               261               (405)               333
Segment assets ...................................               119              1,034                119              1,034
Segment asset expenditures .......................                --                 --                 --                 --


         A reconciliation of the company's segment revenue, segment EBITDA profit (loss) and segment assets to the corresponding amounts in the Condensed Consolidated Financial Statements are as follows (in thousands):


                                                                 AS OF AND FOR THE               AS OF AND FOR THE
                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------      -------------------------
                                                                2001            2000            2001            2000
                                                             ---------       ---------       ---------       ---------
NET REVENUE
Total for reportable segments .........................      $  98,841       $ 129,764       $ 193,471       $ 264,174
Other revenue .........................................            148           1,159             316           2,033
Elimination of intersegment revenue ...................            (51)           (699)           (103)         (1,187)
                                                             ---------       ---------       ---------       ---------
Total consolidated revenue ............................      $  98,938       $ 130,224       $ 193,684       $ 265,020
                                                             =========       =========       =========       =========

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments ...........      $   9,159       $   7,628       $  14,549       $  17,976
Other EBITDA profit (loss) ............................           (235)            261            (405)            333
Goodwill amortization expense .........................         (2,425)         (2,530)         (4,849)         (5,108)
Depreciation and other amortization expense ...........         (2,494)         (2,374)         (4,985)         (4,932)
Interest expense ......................................         (1,627)         (6,771)         (2,212)        (13,447)
Reorganization expenses, net ..........................         (3,444)             --          (6,264)             --
All other income, net .................................            112             353             246             337
                                                             ---------       ---------       ---------       ---------
Loss from continuing operations before income taxes and
     minority interests ...............................      $    (954)         (3,433)         (3,920)         (4,841)
                                                             =========       =========       =========       =========
ASSETS
Total assets for reportable segments ..................      $ 114,452       $ 138,034       $ 114,452       $ 138,034
Other assets ..........................................        234,568         242,495         234,568         242,495
                                                             ---------       ---------       ---------       ---------
   Consolidated total assets ..........................      $ 349,020       $ 380,529       $ 349,020       $ 380,529
                                                             =========       =========       =========       =========

    For each of the periods presented, the company's primary operations and assets were within the United States. The company maintains an infusion operation in Canada; however, the assets and revenue generated from this business are not material to the company's consolidated operations.

    Sales to Aetna U.S. Healthcare ("Aetna") and its affiliated payers for the company's Infusion and CPS segments represented approximately 2% of the company's consolidated net revenue from continuing operations for both the three months ended June 30, 2001 and 2000, and 2% and 4% for the six months ended

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



June 30, 2001 and 2000, respectively. The National Ancillary Services Agreement with Aetna applicable to the company's home infusion business was terminated effective April 12, 2000. The company and Aetna have agreed to use their good faith efforts to negotiate new local agreements for home infusion services. As of June 30, 2001, four such agreements for home infusion services have been entered into by Coram subsidiaries and local Aetna plans.

    Net revenue from Medicare and Medicaid programs represented approximately 25% and 21% of the company's consolidated net revenue for the three months ended June 30, 2001 and 2000, respectively, and 25% and 20%, respectively, for the six months ended June 30, 2001 and 2000.

    Accounts receivable from Health Net, Inc. represented approximately 5.4% of the company's consolidated accounts receivable as of June 30, 2001. No other payers exceeded 5% of consolidated accounts receivable at June 30, 2001 or December 31, 2000.

11. DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

    In accordance with SOP 90-7, the Debtors are presenting the following Condensed Consolidating Financial Statements as of and for the six months ended June 30, 2001 (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                       DEBTORS       NON-DEBTORS      ELIMINATIONS    CONSOLIDATED
                                                                     ------------    ------------    ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents ......................................    $     24,285    $        393    $         --     $     24,678
 Cash limited as to use .........................................             185             157              --              342
 Accounts receivable, net .......................................              --          85,041              --           85,041
 Inventories ....................................................              --          11,972              --           11,972
 Deferred income taxes, net .....................................              --             514              --              514
 Prepaid reorganization costs for administrative professionals ..             206              --              --              206
 Other current assets ...........................................           4,856           2,081              --            6,937
                                                                     ------------    ------------    ------------     ------------
  Total current assets ..........................................          29,532         100,158              --          129,690
Property and equipment, net .....................................           1,629          13,518              --           15,147
Deferred income taxes, net ......................................              --           2,119              --            2,119
Other deferred costs and intangible assets, net .................              --           7,223              --            7,223
Goodwill, net ...................................................              --         189,007              --          189,007
Investments in and advances to wholly-owned subsidiaries,
  net ...........................................................         243,898              --        (243,898)              --
Other assets ....................................................           4,585           1,249              --            5,834
                                                                     ------------    ------------    ------------     ------------
  Total assets ..................................................    $    279,644    $    313,274    $   (243,898)    $    349,020
                                                                     ============    ============    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
 Accounts payable ...............................................    $     11,177    $     12,514    $         --           23,691
 Accrued compensation and related liabilities ...................          12,270           7,275              --           19,545
 Current maturities of long-term debt ...........................              --              29              --               29
 Insurance note payable .........................................           1,651              --              --            1,651
 Income taxes payable ...........................................             227             319              --              546
 Deferred income taxes ..........................................              --           1,458              --            1,458
 Accrued merger and restructuring costs .........................             716             456              --            1,172
 Accrued reorganization costs for administrative
   professionals ................................................           5,425              --              --            5,425
 Other accrued liabilities, including interest payable ..........           3,426           4,094              --            7,520
                                                                     ------------    ------------    ------------     ------------
  Total current liabilities not subject to compromise ...........          34,892          26,145              --           61,037
Total current liabilities subject to compromise .................         166,603              --              --          166,603
                                                                     ------------    ------------    ------------     ------------
Total current liabilities .......................................         201,495          26,145              --          227,640
Long-term liabilities not subject to compromise:
 Long-term debt, less current maturities ........................              --              19              --               19
 Minority interests in consolidated joint ventures and
   preferred stock issued by a subsidiary .......................           5,522             482              --            6,004
 Other liabilities ..............................................              --          15,049              --           15,049
 Deferred income taxes ..........................................              --           1,175              --            1,175
Net liabilities of discontinued operations ......................              --          26,506              --           26,506
                                                                     ------------    ------------    ------------     ------------
  Total liabilities .............................................         207,017          69,376              --          276,393
Net assets, including amounts due to Debtors ....................              --         243,898        (243,898)              --
Total stockholders' equity ......................................          72,627              --              --           72,627
                                                                     ------------    ------------    ------------     ------------
  Total liabilities and stockholders' equity ....................    $    279,644    $    313,274    $   (243,898)    $    349,020
                                                                     ============    ============    ============     ============

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                                                         DEBTORS       NON-DEBTORS     ELIMINATIONS    CONSOLIDATED
                                                                       ------------    ------------    ------------    ------------

Net revenue ........................................................   $         --    $    193,684    $         --    $    193,684
Cost of service ....................................................             --         138,658              --         138,658
                                                                       ------------    ------------    ------------    ------------
Gross profit .......................................................             --          55,026              --          55,026
Operating expenses:
 Selling, general and administrative expenses ......................          8,961          32,778              --          41,739
 Provision for estimated uncollectible accounts ....................             --           5,928              --           5,928
 Amortization of goodwill ..........................................             --           4,849              --           4,849
 Restructuring cost recovery .......................................             --            (583)             --            (583)
                                                                       ------------    ------------    ------------    ------------
  Total operating expenses .........................................          8,961          42,972              --          51,933
                                                                       ------------    ------------    ------------    ------------
Operating income (loss) from continuing operations .................         (8,961)         12,054              --           3,093
Other income (expense):
 Interest income ...................................................            863              94              --             957
 Interest expense ..................................................           (700)         (1,512)             --          (2,212)
 Equity in net income of wholly-owned subsidiaries .................         10,707              --         (10,707)             --
 Equity in net income of unconsolidated joint ventures .............             --             468              --             468
 Other income, net .................................................              1              37              --              38
                                                                       ------------    ------------    ------------    ------------
Income from continuing operations before reorganization expenses
 income taxes and minority interests ...............................          1,910          11,141         (10,707)          2,344
Reorganization expenses, net .......................................         (6,264)             --              --          (6,264)
                                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations before income
 taxes and minority interests ......................................         (4,354)         11,141         (10,707)         (3,920)
 Income tax expense ................................................             --             100              --             100
 Minority interests in net income of consolidated joint ventures ...             --             334              --             334
                                                                       ------------    ------------    ------------    ------------
Net income (loss) from continuing operations .......................   $     (4,354)   $     10,707    $    (10,707)   $     (4,354)
                                                                       ============    ============    ============    ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS



                                                                     DEBTORS         NON-DEBTORS     CONSOLIDATED
                                                                   ------------     ------------     ------------
Net cash provided by (used in) continuing operations before
 reorganization expenses ......................................    $     (4,033)    $     12,890     $      8,857
Net cash used by reorganization expenses ......................          (5,708)              --           (5,708)
                                                                   ------------     ------------     ------------
Net cash provided by (used in) continuing operations (net
 of reorganization expenses) ..................................          (9,741)          12,890            3,149
                                                                   ------------     ------------     ------------
Cash flows from investing activities:
 Purchases of property and equipment ..........................            (558)          (2,106)          (2,664)
 Cash advances from wholly-owned subsidiaries .................          10,707          (10,707)              --
 Proceeds from dispositions of property and equipment .........               6               59               65
                                                                   ------------     ------------     ------------
Net cash provided by (used in) investing activities ...........          10,155          (12,754)          (2,599)
                                                                   ------------     ------------     ------------
Cash flows from financing activities:
 Repayments of debt obligations ...............................              --             (155)            (155)
 Repayments of insurance note payable .........................            (546)              --             (546)
 Deposits to collateralize letters of credit ..................          (2,095)              --           (2,095)
 Cash distributions paid to minority interests ................              --             (308)            (308)
                                                                   ------------     ------------     ------------
Net cash used in financing activities .........................          (2,641)            (463)          (3,104)
                                                                   ------------     ------------     ------------
Net decrease in cash from continuing operations ...............    $     (2,227)    $       (327)    $     (2,554)
                                                                   ============     ============     ============

Net cash used in discontinued operations ......................    $         --     $        (27)    $        (27)
                                                                   ============     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") that is based on the beliefs of the management of Coram, as well as, assumptions made by and information currently available to the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy proceedings of CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors") and certain other factors, which are described in greater detail later in this Item 2 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, the Debtors' Second Joint Plan of Reorganization (the "Second Joint Plan") filed in the Chapter 11 proceedings could materially change the amounts reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 2 to the company's Condensed Consolidated Financial Statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

    Background. During 2000, Coram and its subsidiaries were engaged primarily in two principal lines of business: (i) alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services, and (ii) pharmacy benefit management and specialty mail-order pharmacy services. Effective July 31, 2000, the company sold its pharmacy benefit management and specialty mail-order pharmacy services business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers"). The Buyers were a management-led group that was financed by GTCR Golder Rauner, L.L.C. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials.

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

    Reorganization. On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to their requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II") after December 31, 2000 (see discussion of Stark II in Note 9 to the company's Condensed Consolidated Financial Statements) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. Accordingly, the Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

    On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 to the company's Condensed Consolidated Financial Statements for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves that had previously been established related to closure of its discontinued operations. Additionally, on May 24, 2001 the Bankruptcy Court approved the Debtors' motion for an extension of the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including September 3, 2001. Certain other motions filed by the Debtors have been granted and others are presently pending.

    In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses to certain key employees. The bonuses were scheduled to be paid in two equal installments on
(i) the later of the date of emergence from bankruptcy or December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installments of approximately $0.5 million, which relates to the company's Chief Executive Officer and Executive Vice President, is scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001. The company is accruing monthly amounts as earned pursuant to the provisions of the retention plan.

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

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders, as the holders of such claims and interested parties were deemed to reject the Restated Joint Plan. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. However, culminating at a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court. On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. Additionally, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001.

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

    On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion and appointed Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Debtors. Among other things, the scope of Goldin's services include (i) reporting its findings to the Independent Committee of the Board of Directors (the "Independent Committee"), including its assessment of the appropriateness of the Restated Joint Plan, and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

    Based upon Goldin's findings and recommendations, on July 31, 2001 the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement (the "Second Disclosure Statement") with respect to their Second Joint Plan of Reorganization (the "Second Joint Plan"). The Second Joint Plan, which was also filed on July 31, 2001, provides for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin's recommendations, the following substantive modifications are included in the Second Joint Plan:

        o the payment of up to $3.0 million to holders of allowed general unsecured claims of CHC;

        o the payment of up to $10.0 million to the holders of CHC equity interests;

        o cancellation of the issued and outstanding CI Series A Cumulative Preferred Stock; and

        o a $7.5 million reduction in certain performance bonuses payable to Daniel D. Crowley, the company's Chief Executive Officer.

    Under certain circumstances, as more fully discussed in the Second Disclosure Statement, the general unsecured claim holders may be entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

    In order to become effective, the Second Joint Plan is subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001, a hearing before the Bankruptcy Court is scheduled to consider the adequacy of the Second Disclosure Statement and whether it may be disseminated to holders of certain claims and interests who are entitled to vote on the Second Joint Plan. Although the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization was denied by the Bankruptcy Court on August 1, 2001, management of the company cannot predict what impact the Equity Committee or any other interested party will have on the Second Joint Plan at the disclosure statement hearing. The Bankruptcy Court may ultimately confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied; however, no assurances can be given regarding the confirmation of the Second Joint Plan.

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

    The holders of Coram, Inc.'s Series A Cumulative Preferred Stock continue to maintain a claim position within the Debtors' bankruptcy proceedings in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchange, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchange.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the Second Joint Plan, which will be subject to a vote by certain of the Debtors' impaired creditors and equity holders and confirmation by the Bankruptcy Court, as described above.

RESULTS OF OPERATIONS

    As discussed in Note 3 to the company's Condensed Consolidated Financial Statements, the company considers R-Net's operating results as part of discontinued operations; however, for the three and six months ended June 30, 2001 and 2000 the Resource Network Subsidiaries had no operations.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    Net Revenue. Net revenue decreased $31.3 million or 24.0% to $98.9 million in the three months ended June 30, 2001 from $130.2 million in the three months ended June 30, 2000. The decrease is primarily due to the sale of CPS on July 31, 2000 (CPS had net revenue of $26.8 million during the three months ended June 30, 2000) and a $1.0 million decline in net revenue attributable to the company's subsidiary, CTI Network, Inc. ("CTI"). Additionally, a decrease in infusion net revenue of $3.5 million is due to initiatives to focus on core therapies.

    Gross Profit. Gross profit decreased $4.4 million to $29.8 million or a gross margin of 30.1% in the three months ended June 30, 2001 from $34.2 million or a gross margin of 26.2% in the three months ended June 30, 2000. The gross margin percentage increase is primarily due to the sale of CPS, which had a lower gross margin percentage than that of the infusion business segment, thereby causing a lower blended consolidated percentage during the three months ended June 30, 2000. The components of gross profit are as follows (in millions):


                               FOR THE THREE MONTHS ENDED
                                        JUNE 30,
                              ----------------------------
                                  2001            2000
                              ------------    ------------

Infusion .................    $     29,683    $     30,017
CPS ......................              --           3,612
CTI ......................              95             526
                              ------------    ------------
Total gross profit .......    $     29,778    $     34,155
                              ============    ============

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $4.0 million or 15.9% to $21.1 million in the three months ended June 30, 2001 from $25.1 million in the three months ended June 30, 2000. The decrease during the three months ended June 30, 2001 is primarily due to approximately $2.1 million of SG&A expenses directly related to CPS personnel and other CPS related activities that were eliminated upon the divestiture of the CPS business segment. Additionally, the full impact of certain cost reduction programs implemented in December 1999 and a decrease in expense related to incentive compensation favorably impacted SG&A expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts is $3.0 million or 3.1% of net revenue in the three months ended June 30, 2001 compared to $3.5 million or 2.7% of net revenue in the three months ended June 30, 2000. The percentage increase is primarily attributable to the sale of CPS, which had a lower bad debt experience rate than that of the infusion business segment, thereby causing a lower blended consolidated effective rate during the three months ended June 30, 2000. Additionally, the company experienced a bad debt recovery of $0.3 million during the three months ended June 30, 2000.

    Interest Expense. Interest expense decreased $5.2 million to $1.6 million in the three months ended June 30, 2001 from $6.8 million in the three months ended June 30, 2000. The decrease is primarily due to (i) reduced outstanding borrowings on revolving credit arrangements and (ii) the non-recognition of interest expense related to the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring (See Notes 6 and 8 to the company's Condensed Consolidated Financial Statements for further details). These decreases are partially offset by the recognition of approximately $1.1 million of interest expense on the estimated settlement value of a dispute with the Internal Revenue Service, which is more fully described in Note 7 to the company's Condensed Consolidated Financial Statements.

    Reorganization Expenses, Net. In the three months ended June 30, 2001, the company recognized $3.4 million in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings. These expenses include, but are not limited to, professional fees, expenses related to employee retention plans, United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

    Income Tax Expense. See Note 7 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

    Loss on Disposal of Discontinued Operations. During the three months ended June 30, 2000, Coram recorded charges in the aggregate amount of $0.1 million for additional wind-down costs of the Resource Network Subsidiaries. See Note 3 to the company's Condensed Consolidated Financial Statements for further details.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    Net Revenue. Net revenue decreased $71.3 million or 26.9% to $193.7 million in the six months ended June 30, 2001 from $265.0 million in the six months ended June 30, 2000. The decrease is primarily due to the sale of CPS on July 31, 2000 (CPS had net revenue of $53.0 million during the six months ended June 30, 2000) and a $1.7 million decline in net revenue attributable to the company's subsidiary, CTI. Additionally, a decrease in infusion net revenue of $16.6 million is due, in part, to the termination of the Aetna National Ancillary Services Agreement, effective April 12, 2000, and initiatives to focus on core therapies.

    Gross Profit. Gross profit decreased $13.3 million to $55.0 million or a gross margin of 28.4% in the six months ended June 30, 2001 from $68.3 million or a gross margin of 25.8% in the six months ended June 30, 2000. The gross margin percentage increase is primarily due to the sale of CPS, which had a lower gross margin percentage than that of the infusion business segment, thereby causing a lower blended consolidated percentage during the six months ended June 30, 2000. The components of gross profit are as follows (in millions):


                              FOR THE SIX MONTHS ENDED
                                       JUNE 30,
                             ----------------------------
                                 2001            2000
                             ------------    ------------

Infusion ................    $     54,794    $     60,146
CPS .....................              --           7,125
CTI .....................             232           1,025
                             ------------    ------------
Total gross profit ......    $     55,026    $     68,296
                             ============    ============

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $6.8 million or 14.0% to $41.7 million in the six months ended June 30, 2001 from $48.5 million in the six months ended June 30, 2000. The decrease during the six months ended June 30, 2001 is primarily due to approximately $4.3 million of SG&A expenses directly related to CPS personnel and other CPS related activities that were eliminated upon the divestiture of the CPS business segment. Additionally, the full impact of certain cost reduction programs implemented in December 1999 and a decrease in expense related to incentive compensation favorably impacted SG&A expenses for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts is $5.9 million or 3.1% of net revenue in the six months ended June 30, 2001 compared to $6.8 million or 2.6% of net revenue in the six months ended June 30, 2000. The percentage increase is primarily attributable to the sale of CPS, which had a lower bad debt experience rate than that of the infusion business segment, thereby causing a lower blended consolidated effective rate during the six months ended June 30, 2000. Additionally, the company experienced a bad debt recovery of $0.3 million during the six months ended June 30, 2000.

    Restructuring Cost Recovery. During the six months ended June 30, 2001, the company recognized restructuring cost recoveries of $0.6 million related to the assumption of one of the company's real property leases by a third party and certain changes in estimates attributable to severance liabilities. Such items were previously reserved for as part of accrued merger and restructuring costs.

    Interest Expense. Interest expense decreased $11.3 million to $2.2 million in the six months ended June 30, 2001 from $13.5 million in the six months ended June 30, 2000. The decrease is primarily due to (i) reduced outstanding borrowings on revolving credit arrangements and (ii) the non-recognition of interest expense related to the Series A Notes and the Series B Senior Notes in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring (See Notes 6 and 8 to the company's Condensed Consolidated Financial Statements for further details). These decreases are partially offset by the recognition of approximately $1.4 million of interest expense on the estimated settlement value of a dispute with the Internal Revenue Service which is more fully described in Note 7 to the company's Condensed Consolidated Financial Statements.

    Reorganization Expenses, Net. In the six months ended June 30, 2001, the company recognized $6.3 million in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings. These expenses include, but are not limited to, professional fees, expenses related to employee retention plans, United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

    Income Tax Expense. See Note 7 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

    Loss on Disposal of Discontinued Operations. During the six months ended June 30, 2000, Coram recorded charges in the aggregate amount of $3.5 million, which includes additional reserves for litigation and other wind-down costs of the Resource Network Subsidiaries. See Note 3 to the company's Condensed Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

    Bankruptcy Proceedings. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000. Since that date, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. Although the filing of the Chapter 11 cases constitutes defaults under the company's principal debt instruments,
Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. See Note 2 to the company's Condensed Consolidated Financial Statements.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the Debtors' Second Joint Plan. Therefore, it is not possible to fully or completely estimate the liquidation amount of the liabilities subject to compromise at June 30, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

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

    The Debtors entered into a secured debtor-in-possession ("DIP") financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility), as of August 30, 2000. Prior to entering into the DIP financing agreement, management and the Board of Directors solicited advice from the company's financial advisors. Such advisors indicated that the terms and conditions of the DIP financing agreement were generally favorable when compared to a company with Coram's financial history. The agreement provides that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP agreement. See Note 6 to the company's Condensed Consolidated Financial Statements for further details. Through August 17, 2001, no borrowings had been made under the DIP financing agreement. At July 31, 2001, the borrowing base was approximately $36.8 million pursuant to the limitations of the DIP financing agreement.

    On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders"). Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 8 to the company's Condensed Consolidated Financial Statements for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. See
Note 6 to the company's Condensed Consolidated Financial Statements for discussion of certain continuing defaults under the Securities Exchange Agreement. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax. As of August 17, 2001, the aggregate Preferred Stock liquidation preference was approximately $117.8 million.

    General. The company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a confirmed plan of reorganization in the Chapter 11 proceedings could materially change the amounts reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a confirmed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of Stark II and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

    Coram used cash generated from operations to fund its reorganization activities, working capital requirements and operations for the six months ended June 30, 2001. Coram's working capital deficit as of June 30, 2001 was $98.0 million as compared to a working capital deficit of $97.1 million at December 31, 2000. The working capital deficits at June 30, 2001 and December 31, 2000 are primarily due to (i) liabilities subject to compromise classified as current liabilities, including the full amount of the company's Series A Notes and the Series B Notes aggregating $153.3 million, (ii) accruals for management incentive compensation and (iii) accruals for administrative costs of the Debtors' bankruptcy proceedings. Events impacting the net working capital deficit during the six months ended June 30, 2001 were the requisite deposit of $2.1 million needed to collateralize certain letters of credit and obligations to purchase new financial and human resource software packages. As discussed above under Credit Facilities, the company may be required to provide additional cash collateral or new and/or enhanced letters of credit. Changes in current assets related to (i) a decrease in cash and cash equivalents of $2.6 million,
(ii) a decrease in inventories of $0.8 million, (iii) an increase in accounts receivable of $7.7 million and (iv) an increase in other current assets of $2.2 million. Total current liabilities changed primarily due to (i) an increase in accrued compensation and related liabilities of $2.4 million, (ii) a decrease in merger and restructuring costs of $1.1 million (including a non-cash reserve reversal of $0.6 million), (iii) an increase in accrued reorganization costs for administrative professionals of $0.6 million and (iv) an increase in other accrued liabilities of $0.7 million.

    Management believes that the net costs for the Debtors' reorganization and bankruptcy proceedings will result in significant use of cash for the year ending December 31, 2001. These items principally consist of professional fees and expenses and expenditures related to key employee success and retention plans. Management believes that such costs will primarily be funded through available cash balances, cash provided by operations and, if necessary, borrowings under the DIP financing agreement.

    The company sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally cash collections and earnings before interest, taxes, reorganization expenses, restructuring costs, depreciation and amortization), as well as, individual performance targets and objectives. On March 20, 2001, the Compensation Committee of the company's Board of Directors approved an overall award of approximately $13.6 million for the year ended December 31, 2000 for those individuals participating in the MIP. The Second Joint Plan, if approved, will reduce the MIP by $7.5 million related to incentive compensation bonuses payable to Daniel D. Crowley, the company's Chief Executive Officer. On August 17, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval to pay approximately $2.8 million of MIP amounts. The $2.8 million represents all of the year 2000 MIP award, except for the amounts due to Mr. Crowley, which are subject to resolution pursuant to the Second Joint Plan. Upon Bankruptcy Court approval, the company intends to fund the MIP award with its available cash balances, cash provided by operations, and, if necessary, borrowings under its DIP financing agreement. The $7.5 million incentive compensation bonus for Mr. Crowley that is subject to potential downward adjustment is recorded in current liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

    On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtor's insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed is approximately $2.1 million and is secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed is being paid in eight monthly installments of approximately $0.3 million each, including interest at a per annum rate of 7.85%, which commenced on May 15, 2001. In addition, AICCO, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the Financing Agreement.

    The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be a part of R-Net's bankruptcy estate. However, management does not expect that such amounts, if any, will be material to the financial condition or cash flows of the company.

    Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition was accomplished in stages, commencing April 1, 2001 and ending July 2001. Management has taken certain actions to mitigate the potential shortfall in cash collections during and after the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. Notwithstanding management's efforts, the company has experienced a deterioration in its days sales outstanding ("DSO") since the commencement of the reimbursement consolidation plan. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be successful in enhancing timely reimbursement, that the company will not experience a significant shortfall in cash collections after the transition period or that the aforementioned deterioration in DSO will not continue.

    The Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, on May 17, 2001 the company entered into an agreement whereby new financial and human resource software packages and related licenses will be procured. The total purchase price for such software and licenses will be approximately $1.2 million, of which $0.5 million was paid on May 18, 2001 and the remaining balance is accrued in the accompanying Condensed Consolidated Balance Sheets. Additional internal and external costs will be incurred to implement this software; however, no related commitments for this project or any other significant capital project have been made as of August 17, 2001. The company intends to fund its current and future capital commitments with its available cash balances, cash provided by operations and, if necessary, borrowings under its DIP financing agreement.

    Coram is in a dispute with the Internal Revenue Service regarding certain tax refunds previously received by the company. Should it not prevail in the majority of the issues in dispute, Coram would need to access funds to address the alleged deficiency of approximately $12.7 million, plus interest and penalties. Furthermore, management cannot predict whether any future objections of the Official Committee of the Equity Security Holders or other interested parties in the Debtors' bankruptcy proceedings will be forthcoming or if they would prevent confirmation of the Debtors' Second Joint Plan. Outcomes unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 7 and 9 to the company's Condensed Consolidated Financial Statements.

RISK FACTORS

    There can be no assurance regarding Coram's ability to continue operations in light of the Chapter 11 Proceedings.

    The company's ability to continue operations is dependent upon, among other things, the ability of the company to comply with the terms of the DIP financing arrangement, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurances that the Debtors' Second Joint Plan or any other plan of reorganization will be approved by the Bankruptcy Court or that such a plan will allow the company to operate profitably. Any plan of reorganization and other actions during the Chapter 11 proceedings could change materially the financial condition and/or outlook of the company. Furthermore, the future availability or terms of financing can not be determined in light of the Chapter 11 filings and there can be no assurance that the amounts available through the DIP financing will be sufficient to fund the operations of the company until a proposed plan of reorganization is approved by the Bankruptcy Court. In addition, the company may experience difficulty in attracting and maintaining patients and appropriate personnel as a result of the Chapter 11 proceedings.

    Coram's common stock is subject to a high degree of risk and market volatility.

    As a result of the Chapter 11 bankruptcy filings of the Debtors, the equity interests of the common stockholders are subject to a high degree of risk. Should a plan of reorganization similar to the Second Joint Plan of reorganization be approved, the complete elimination of the equity interests of CHC would occur in accordance with the terms of the Second Joint Plan. There can be no assurances that the Second Joint Plan will be approved by interested parties or the Bankruptcy Court. See Note 2 to the company's Condensed Consolidated Financial Statements.

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

    Due to the nature of factor manufacturing processes, intermittent product shortages may be experienced from time to time, which may make it difficult for Coram to meet the needs of its patients and may have an adverse impact on Coram's future results of operations. Furthermore, limited allocations of products from manufacturers, including, but not limited to, recombinant factor VIII (rVIII), greatly impact the company's ability to expand its customer base. These shortages could be due to insufficient donor pools, failed production lots, contamination, regulations and other factors beyond Coram's control. The ability to acquire factor products under normal conditions is volatile, but currently the international demand for certain factor products far exceeds the supply. Availability of factor product from manufacturers is spotty, thereby requiring the company to purchase through the blood broker market wherein pricing may not be favorable to the company and product availability can change significantly from day to day. During times of such shortages, prices can rise significantly with limited ability on the part of the company to pass these additional costs on to patients.

    Average Wholesale Price changes may trend in a direction that is adverse to net revenue and profitability.

    For most of the drugs that Coram provides to its patients, it is reimbursed by many of its governmental and third party payers according to rate schedules that are based on the Average Wholesale Price ("AWP") of the drugs provided. AWP is an industry term that is intended to represent the suggested prices at which retail pharmacies, such as Coram, sell individual drugs to patients and customers.

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

    There can be no assurances that the AWP for drugs utilized in the Company's operations will keep pace with the unit costs of those drugs. Further significant differences in the margin between the AWP and drug costs could have a material impact on the company's profit margins.

    In particular, effective July 1, 2001, the margin between Coram's reimbursement rate and the cost of the acquired drug Vancomycin has decreased as a result of the reduction in the AWP reimbursement rate. To possibly mitigate the decrease of net revenue from the resulting decrease in AWP reimbursement, the company has made modifications to its drug purchasing formulary. Vancomycin net revenue for the three months and six months ended June 30, 2001 was $3.6 million and $6.3 million, respectively. For the three months and six months ended June 30, 2000, Vancomycin net revenue was $3.0 million and $5.1 million, respectively. While the company is implementing changes to reduce the adverse effect on net revenue and the direct impact to profitability, no assurances can be made that the company will be successful in implementing these changes.

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

    As of June 30, 2001, the company had outstanding long-term debt of $153.5 million of which $153.3 million matured on June 30, 2001 and bore interest at 9.0% per annum; however, the $153.3 million was not paid on such date and the creditors' remedies are currently stayed pursuant to the Debtors' bankruptcy proceedings. The company also has a debtor-in-possession ("DIP") financing agreement providing for the availability of up to $40.0 million for use in connection with the operation of its businesses and the businesses of its subsidiaries. The facility matures on the earlier of either confirmation of the Debtors' plan of reorganization or August 31, 2001 and bears interest at a rate of prime plus 2.0% (the effective interest rate was 8.75% at June 30, 2001). As of June 30, 2001 and August 17, 2001, no borrowings under the DIP financing agreement had been made. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See
Note 6 to the company's Condensed Consolidated Financial Statements for discussion of management's ongoing negotiations with the company's lender regarding modifications to the underlying DIP financing agreement.

    The debt to equity exchange transaction described in Note 6 to the company's Condensed Consolidated Financial Statements qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith, the Debtors did not recognize any interest expense on the Series A Notes and the Series B Notes through their maturity on June 30, 2001.

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

                                  CORAM HEALTHCARE CORPORATION

                                  By:          /s/ SCOTT R. DANITZ
                                     -------------------------------------------
                                                 Scott R. Danitz
                                  Senior Vice President, Chief Financial Officer
                                                 and Treasurer

August 20, 2001