Form 10-Q
period 2001-09-30
CORAM HEALTHCARE CORP
filed 2001-11-19
CIK 924174

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-11343

                                   ---------

                          CORAM HEALTHCARE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Delaware                                33-0615337
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                 Identification  No.)

                    1675 Broadway
                      Suite 900
                      Denver, CO                                  80202
       (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 292-4973

                                   ---------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 16, 2001 was 49,638,452.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               2001              2000
                                                                           -------------     ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .........................................        $  18,230         $  27,259
  Cash limited as to use ............................................              320               387
  Accounts receivable,  net of allowances of $14,863 and $17,912 ....           77,387            90,286
  Inventories .......................................................           12,092            12,796
  Deferred income taxes, net ........................................              365               428
  Other current assets ..............................................            5,892             4,759
                                                                             ---------         ---------
          Total current assets ......................................          127,185           123,016
Property and equipment, net .........................................           14,930            15,292
Deferred income taxes, net ..........................................            1,612             1,697
Other deferred costs and intangible assets, net of
   accumulated amortization of $18,809 and $16,963 ..................            6,905             8,448
Goodwill, net of accumulated amortization of
  $95,044 and $87,770 ...............................................          186,582           193,855
Other assets ........................................................            6,043             3,068
                                                                             ---------         ---------
          Total assets ..............................................        $ 343,257         $ 345,376
                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable ..................................................        $  24,149         $  21,450
  Accrued compensation and related liabilities ......................           14,366            17,098
  Current maturities of long-term debt ..............................                8               179
  Insurance and accreditation notes payable .........................              876                --
  Income taxes payable ..............................................              537               773
  Deferred income taxes .............................................              956                52
  Accrued merger and restructuring costs ............................              814             2,301
  Accrued reorganization costs for administrative professionals .....            7,836             4,831
  Other accrued liabilities, including interest payable .............            7,704             6,849
                                                                             ---------         ---------
  Total current liabilities not subject to compromise ...............           57,246            53,533
  Total current  liabilities  subject to compromise (See Note 2) ....          167,610           166,627
                                                                             ---------         ---------
Total current liabilities ...........................................          224,856           220,160
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ...........................              170                24
  Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary .........................            6,079             5,978
  Other liabilities .................................................           19,108            13,630
  Deferred income taxes .............................................            1,021             2,073
Net liabilities of discontinued operations ..........................           26,506            26,533
                                                                             ---------         ---------
          Total liabilities .........................................          277,740           268,398

Commitments and contingencies .......................................               --                --

Stockholders' equity:
  Preferred stock, par value $.001, authorized
     10,000 shares, none issued .....................................               --                --
  Common stock, par value $.001, 150,000 shares
     Authorized, 49,638 shares issued and outstanding ...............               50                50
  Additional paid-in capital ........................................          427,360           427,357
  Accumulated deficit ...............................................         (361,893)         (350,429)
                                                                             ---------         ---------
          Total stockholders' equity ................................           65,517            76,978
                                                                             ---------         ---------
          Total liabilities and stockholders' equity ................        $ 343,257         $ 345,376
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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                               2001            2000          2001            2000
                                                                             ---------      ---------      ---------      ---------
Net revenue ............................................................     $  93,762      $ 102,866      $ 287,446      $ 367,886
Cost of service ........................................................        68,651         75,667        207,309        272,391
                                                                             ---------      ---------      ---------      ---------
Gross profit ...........................................................        25,111         27,199         80,137         95,495
Operating expenses:
  Selling, general and administrative expenses .........................        19,383         22,109         61,122         70,618
  Provision for estimated uncollectible accounts .......................         2,859          3,357          8,787         10,148
  Amortization of goodwill .............................................         2,424          2,562          7,273          7,670
  Restructuring cost recovery ..........................................            --             --           (583)            --
                                                                             ---------      ---------      ---------      ---------
          Total operating expenses .....................................        24,666         28,028         76,599         88,436
                                                                             ---------      ---------      ---------      ---------

Operating income (loss) from continuing operations .....................           445           (829)         3,538          7,059
Other income (expense):
  Interest income ......................................................           113            307          1,070            602
  Interest expense (excluding post-petition contractual interest of
      $3.5 million and $10.4 million for the three and nine months
      ended September 30, 2001, respectively) ..........................        (4,072)        (6,866)        (6,284)       (20,313)
  Gains on sales of businesses .........................................            --         18,456             --         18,456
  Equity in net income of unconsolidated joint ventures ................           259            322            727            698
  Other income (expense), net ..........................................             9           (125)            47            (78)
                                                                             ---------      ---------      ---------      ---------
Income (loss) from continuing operations before reorganization
  expenses, income taxes and minority interests ........................        (3,246)        11,265           (902)         6,424
Reorganization expenses, net ...........................................        (3,739)        (1,861)       (10,003)        (1,861)
                                                                             ---------      ---------      ---------      ---------
Income (loss) from continuing operations before income taxes
  and minority interests ...............................................        (6,985)         9,404        (10,905)         4,563
Income tax expense .....................................................            50             75            150            250
Minority interests in net income of consolidated joint ventures ........            75            129            409            466
                                                                             ---------      ---------      ---------      ---------
Income (loss) from continuing operations ...............................        (7,110)         9,200        (11,464)         3,847
Income (loss) from disposal of discontinued operations .................            --            324             --         (3,157)
                                                                             ---------      ---------      ---------      ---------
Net income (loss) ......................................................     $  (7,110)     $   9,524      $ (11,464)     $     690
                                                                             =========      =========      =========      =========

Basic Income (Loss) Per Share
    Income (loss) from continuing operations ...........................     $   (0.14)     $    0.18      $   (0.23)     $    0.07
    Income (loss) from discontinued operations .........................            --           0.01             --          (0.06)
                                                                             ---------      ---------      ---------      ---------
    Net income (loss) ..................................................     $   (0.14)     $    0.19      $   (0.23)     $    0.01
                                                                             =========      =========      =========      =========
Diluted Income (Loss) Per Share
    Income (loss) from continuing operations ...........................     $   (0.14)     $    0.17      $   (0.23)     $    0.07
    Income (loss) from discontinued operations .........................            --           0.01             --          (0.06)
                                                                             ---------      ---------      ---------      ---------
    Net income (loss) ..................................................     $   (0.14)     $    0.18      $   (0.23)     $    0.01
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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ----------------------
                                                                      2001           2000
                                                                    --------      --------
Net cash provided by continuing operations before
  reorganization expenses .....................................     $  6,735      $ 30,513
Net cash used by reorganization expenses ......................       (6,962)       (1,001)
                                                                    --------      --------
Net cash provided by (used in) continuing operations
(net of reorganization expenses) ..............................         (227)       29,512
                                                                    --------      --------
Cash flows from investing activities:
  Purchases of property and equipment .........................       (4,792)       (2,778)
  Proceeds from sales of businesses ...........................           --        41,513
  Proceeds from dispositions of property and equipment ........           69            60
                                                                    --------      --------
Net cash provided by (used in) investing activities ...........       (4,723)       38,795
                                                                    --------      --------
Cash flows from financing activities:

   Borrowings on line of credit ...............................           --         1,500
   Repayments of debt obligations .............................         (277)      (55,376)
   Payment of debtor-in-possession financing costs
     (post-petition) ..........................................           --          (503)
   Repayments of insurance note payable .......................       (1,372)           --
   Deposits to collateralize letters of credit ................       (2,095)           --
   Cash distributions paid to minority interests ..............         (308)         (850)
                                                                    --------      --------
Net cash used in financing activities .........................       (4,052)      (55,229)
                                                                    --------      --------
Net increase (decrease) in cash from continuing operations ....     $ (9,002)     $ 13,078
                                                                    ========      ========

Net cash used in discontinued operations ......................     $    (27)     $ (3,192)
                                                                    ========      ========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Business Activity. As of September 30, 2001, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. Since that date, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of the company's other subsidiaries is a debtor in the proceeding. See Note 2 for further details.

     In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, including nutrition, anti-infective therapies and intravenous immunoglobulin ("IVIG") therapy for persons receiving transplants and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. See Note 6 for further details. Most of the company's net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

     Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services for chronically ill patients through its Coram Prescription Services ("CPS") business from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. The pharmacy benefit management service provided on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. On July 31, 2000, Coram completed the sale of its CPS business to a management-led group financed by GTCR Golder Rauner, L.L.C. for a one-time payment of approximately $41.3 million. See Note 4 for further details.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments pursuant to the adoption of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim periods ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year. For further information, refer to the audited consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a confirmed plan of reorganization in the Chapter 11 bankruptcy proceedings could materially change the amounts reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a confirmed plan of reorganization (see Note 2 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

     Reclassifications. Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing system-generated reports which track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the allowance for estimated uncollectible accounts. Additionally, the company establishes appropriate additional reserves for accounts that are deemed uncollectible due to occurrences such as bankruptcy filings by the payers. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-off and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated at each quarter-end and that the company has made adequate provision for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and minimize losses related to branch consolidations and system changes.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     Earnings per Share. Basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. The company experienced losses from continuing operations for the three and nine months ended September 30, 2001 and, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share, the denominator utilized to calculate earnings (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive. However, the company experienced income from continuing operations for the three and nine months ended September 30, 2000. The following table sets forth the computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share amounts):


                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       2001            2000           2001            2000
                                                                    ----------      ----------     ----------      ----------
Numerator for basic and diluted income (loss) per share
   Income (loss) from continuing operations ...................     $   (7,110)     $    9,200     $  (11,464)     $    3,847
   Income (loss) from discontinued operations .................             --             324             --          (3,175)
                                                                    ----------      ----------     ----------      ----------
Net income (loss) .............................................     $   (7,110)     $    9,524     $  (11,464)     $      690
                                                                    ==========      ==========     ==========      ==========
Weighted average shares - denominator for basic
   Income (loss) per share ....................................         49,638          49,638         49,638          49,638
Effects of other dilutive securities:
   Stock options ..............................................             --              --             --               1
   Warrants ...................................................             --           3,136             --           3,187
                                                                    ----------      ----------     ----------      ----------
Denominator for diluted income (loss) per share - adjusted
  Weighted average shares and assumed conversion ..............         49,638          52,774         49,638          52,826
                                                                    ==========      ==========     ==========      ==========
Basic income (loss) per share:
   Income (loss) from continuing operations ...................     $    (0.14)     $     0.18     $    (0.23)     $     0.07
   Income (loss) from discontinued operations .................             --            0.01             --           (0.06)
                                                                    ----------      ----------     ----------      ----------
   Net income (loss) ..........................................     $    (0.14)     $     0.19     $    (0.23)     $     0.01
                                                                    ==========      ==========     ==========      ==========
Diluted income (loss) per share:
   Income (loss) from continuing operations ...................     $    (0.14)     $     0.17     $    (0.23)     $     0.07
   Income (loss) from discontinued operations .................             --            0.01             --           (0.06)
                                                                    ----------      ----------     ----------      ----------
   Net income (loss) ..........................................     $    (0.14)     $     0.18     $    (0.23)     $     0.01
                                                                    ==========      ==========     ==========      ==========


     Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires the recognition of all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was effective for fiscal years beginning after June 15, 2000. Accordingly, the company adopted the new accounting pronouncement effective January 1, 2001; however, it had no effect on the company's financial position or operating results.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


2. REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

     On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to their requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II") after December 31, 2000 (see discussion of Stark II in Note 10) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. Accordingly, the Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 7 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado;
(iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves that had previously been established related to closure of its discontinued operations. Additionally, in September 2001 the Bankruptcy Court approved the Debtors' motion for an extension of the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including January 1, 2002. Certain other motions filed by the Debtors have been granted and others are presently pending.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses to certain key employees. The bonuses were scheduled to be paid in two equal installments on
(i) the later of the date of emergence from bankruptcy or December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installment of approximately $0.5 million, which relates to the company's Chief Executive Officer and Executive Vice President, is scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001. The company is accruing monthly amounts as earned pursuant to the provisions of the retention plan.

     On September 7, 2001, the Bankruptcy Court approved payments of up to $2.7 million for management incentive compensation bonuses (the "MIP Plan") related to the year ended December 31, 2000 for all individuals participating in the MIP Plan, except for the company's Chief Executive Officer. In connection therewith, payments were made to those individuals in September 2001.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed is approximately $2.1 million and is secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed is being paid in eight monthly installments of approximately $0.3 million each, including interest at a per annum rate of 7.85%. In addition, AICCO, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the Financing Agreement.

     On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of a proposed asset purchase agreement which would provide the authority for a non-debtor subsidiary of the company to sell certain durable medical equipment presently located at its New Orleans branch to a third party. A hearing on the motion will be held in November 2001; however, no assurances can be given that the Bankruptcy Court will approve the proposed transaction or that the parties will ultimately agree on a final asset purchase agreement.

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

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. See Note 10 for further details.

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

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders, as the holders of such claims and interested parties were deemed to reject the Restated Joint Plan. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. However, culminating at a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court. On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. Additionally, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001). On or about November 7, 2001, the company filed a motion seeking to extend the exclusivity dates to file a plan or plans and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. A hearing on the motion is scheduled for December 2001.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and the Series B Notes for 905 shares of CI Series A Cumulative Preferred Stock (see Notes 7 and 9 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, which was recorded in the fourth quarter of the year ended December 31, 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 10 for further discussion regarding Stark II.

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

     Based upon Goldin's findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the "Goldin Report"), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the "Second Disclosure Statement"), with respect to their Second Joint Plan of Reorganization, as amended (the "Second Joint Plan"). The Second Joint Plan, which was also filed on July 31, 2001, provides for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin's recommendations, as set forth in the Goldin Report, the following substantive modifications are included in the Second Joint Plan:

          o the payment of up to $3.0 million to the holders of allowed general unsecured claims of CHC;

          o the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

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

     In order to become effective, the Second Joint Plan is subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement and, in connection therewith, the Second Disclosure Statement was approved for distribution to holders of certain claims in interests who are entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

     Among other things, the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization was denied by the Bankruptcy Court on August 1, 2001. The Equity Committee also filed a motion protesting and objecting to the Debtors' Second Joint Plan. Moreover, the Official Committee of the Equity Security Holders and Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed objections to confirmation of the Second Joint Plan and a motion to lift the automatic stay to pursue their claims against the company. Management of the company cannot predict what impact the Equity Committee or any other interested parties, including those parties associated with the Resource Network Subsidiaries' bankruptcy proceedings, will have on the Second Joint Plan.

     The tabulation of the ballots distributed to the holders of certain claims in interests who were entitled to vote on the Second Joint Plan resulted in the CHC equity holders voting against confirmation of the Second Joint Plan and all other classes of claimholders voting in favor of the Second Joint Plan. The Bankruptcy Court may ultimately confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied; however, no assurances can be given regarding the confirmation of the Second Joint Plan. Bankruptcy Court confirmation hearings for final confirmation of the Second Joint Plan have commenced and will continue through early December 2001.

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


                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2001             2000
                                                                                     -------------    ------------
Series A and Series B Notes in default and other long-term debt obligations ......     $153,422         $153,422
Management incentive compensation liability ......................................        7,500            7,500
Liabilities of discontinued operations subject to compromise .....................        2,936            2,936
Earn-out obligation ..............................................................        1,268            1,268
Accounts payable .................................................................        1,113              111
Accrued merger and restructuring costs (primarily severance liabilities) .........          468              468
Legal and professional liabilities ...............................................           98              113
Other ............................................................................          805              809
                                                                                       --------         --------
  Total liabilities subject to compromise ........................................     $167,610         $166,627
                                                                                       ========         ========

     Subsequent to December 31, 2000, one of the Debtors' creditors issued pre-petition credits of approximately $1.1 million. These credits have been filed as claims against the Debtors' estates in the bankruptcy proceedings and have therefore been recorded as liabilities subject to compromise in the company's Condensed Consolidated Financial Statements.

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the Second Joint Plan, which, as discussed above, has been voted on and is now subject to confirmation by the Bankruptcy Court. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, United States Trustee fees and other expenditures incurred relating to the Chapter 11 proceedings, offset by interest earned on cash accumulated related to the Debtors not paying their pre-petition liabilities and other expenditures incurred relating to the Chapter 11 proceedings. The principal components of reorganization expenses for the three and nine months ended September 30, 2001 are as follows (in thousands):

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                         2001          2000          2001          2000
                                                       --------      --------      --------      --------
Legal, accounting and consulting fees ............     $  3,525      $  1,554      $  8,771      $  1,554
Key employee retention plan expenses .............          413           310         1,498           310
United States Trustee fees .......................           12            10            31            10
Interest income ..................................         (211)          (13)         (297)          (13)
                                                       --------      --------      --------      --------
Total reorganization expenses, net ...............     $  3,739      $  1,861      $ 10,003      $  1,861
                                                       ========      ========      ========      ========

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

     For the three and nine months ended September 30, 2001, no Losses from Operations of Discontinued Operations of R-Net were reflected in the company's Condensed Consolidated Statements of Operations. The $3.2 million Loss from Disposal of Discontinued Operations for the nine months ended September 30, 2000 includes additional reserves for litigation and other wind-down costs resulting from R-Net's Chapter 11 bankruptcy proceedings. The components of the net liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   2001            2000
                                                                              -------------    ------------
Cash ....................................................................        $  1,401        $  1,162
Intercompany receivable (payable) .......................................             (34)            500
Accounts payable ........................................................         (29,461)        (28,619)
Accrued expenses ........................................................          (1,348)         (1,512)
Other long-term liabilities .............................................              --          (1,000)
                                                                                 --------        --------
                                                                                  (29,442)        (29,469)
Net liabilities subject to compromise under Debtors' Chapter 11 case ....           2,936           2,936
                                                                                 --------        --------
Net liabilities of Discontinued Operations ..............................        $(26,506)       $(26,533)
                                                                                 ========        ========

     As of September 30, 2001, approximately $27.5 million of the liabilities related to the discontinued operations were subject to compromise under the R-Net Chapter 11 bankruptcy proceedings.

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

4. SALE OF CPS AND OTHER BUSINESSES

     On July 31, 2000, the company completed the sale of substantially all of the assets and assignment of certain related liabilities of the CPS business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers") for a one-time cash payment of approximately $41.3 million. The Buyers were effectively a management-led group that was financed by GTCR Golder Rauner, L.L.C. During the quarter ended September 30, 2000, the company recorded a gain of approximately $18.1 million related to the sale of the CPS business. The cash proceeds, after related expenses, were applied to the remaining principal balance under the company's revolving line of credit of $28.5 million and an additional $9.5 million was applied to the principal balance of the Series A Senior Subordinated Unsecured Notes. See Note 7 for further details.

     Pursuant to a contingent consideration arrangement related to one of the company's operating subsidiaries, approximately $0.4 million was recognized as incremental proceeds during the three months ended September 30, 2000. The contingency related to the operating activities of the subsidiary through June 30, 2000. Upon payment of the contingent consideration, substantially all conditions of the initial sale and purchase agreement were satisfied.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


5. RELATED PARTY TRANSACTIONS

     The company's current Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns a consulting company (Dynamic Healthcare Solutions, LLC ("DHS")) from which the company purchased services. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became fulltime Coram employees. Subsequent to December 31, 2000 and through November 16, 2001, approximately $0.2 million was paid to Mr. Crowley's company for overhead costs of the consulting company's Sacramento, California location that are directly attributable to the duties that Mr. Crowley performed on behalf of Coram in 2001. For the three and nine months ended September 30, 2000, the company paid approximately $0.1 million and $0.4 million, respectively, to Mr. Crowley's consulting company for consulting services and reimbursable expenses.

     Effective August 2, 2000, the company's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 2 and 7, the company recorded a $1.8 million reorganization expense for the success bonus in 2000. Such success bonus will not be payable until such time as the Debtors' or another interested party's plan of reorganization is fully approved by the Bankruptcy Court.

     As more fully discussed in Note 2, Mr. Crowley's incentive compensation may be reduced by $7.5 million in connection with the Debtors' Second Joint Plan. Such amount is recorded as current liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

     Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an agreement whereby Mr. Crowley is paid by Cerberus approximately $1 million per annum plus the potential of performance related bonus opportunities, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Moreover, Mr. Crowley is the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company in which an interest is owned by an affiliate of Cerberus. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California.

6. ACQUISITIONS AND RESTRUCTURING

     Acquisitions. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. As of September 30, 2001, the company may be required to pay approximately $1.3 million under such contingent obligations. However, payment of such amounts has been stayed by the Debtors' bankruptcy proceedings. Subject to certain elections by the company or the sellers, $0.6 million of these contingent obligations may be paid in cash. In the period these payments become probable, they are recorded as additional goodwill. No payments were made during the nine months ended September 30, 2001 but approximately $0.1 million was paid during the nine months ended September 30, 2000. See Note 10 for further details concerning contingencies relative to earn-out payments.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates. Such operations were closed during the first half of 2001 and, in connection therewith, approximately 80 related employees were terminated.

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through September 30, 2001, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

                                                        CHARGES THROUGH SEPTEMBER 30, 2001    BALANCES AT SEPTEMBER 30, 2001
                                                        -----------------------------------   ------------------------------
                                                                                                  ESTIMATED
                                                           CASH        NON-CASH                  FUTURE CASH        TOTAL
                                                        EXPENDITURES   CHARGES      TOTAL         ESTIMATED         CHARGES
                                                        ------------   --------    --------        --------        --------
Caremark Business Consolidation Plan:
  Personnel reduction costs ..........................    $ 11,300     $     --    $ 11,300        $     --        $ 11,300
  Facility reduction costs ...........................      10,250        3,900      14,150             543          14,693
                                                          --------     --------    --------        --------        --------
     Subtotal ........................................      21,550        3,900      25,450             543          25,993

Coram Restructure Plan:
  Personnel reduction costs ..........................       2,361           --       2,361             104           2,465
  Facility reduction costs ...........................         995           --         995             635           1,630
                                                          --------     --------    --------        --------        --------
     Subtotal ........................................       3,356           --       3,356             739           4,095
                                                          --------     --------    --------        --------        --------
Totals ...............................................    $ 24,906     $  3,900    $ 28,806        $  1,282        $ 30,088
                                                          ========     ========    ========                        ========
     Restructuring costs subject to compromise .......                                                 (468)
     Accrued Merger and Restructuring Costs                                                        --------
     Per the Condensed Consolidated Balance Sheets ...                                             $    814
                                                                                                   ========

     During the nine months ended September 30, 2001, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

Balance at December 31, 2000 ...................................    $ 2,301
Activity during the nine months ended September 30, 2001:
  Payments under the plans .....................................       (904)
  Reversals principally due to changes in estimates
   attributable to leased facilities (lease assumption by a
   third party) and severance obligations ......................       (583)
                                                                    -------
Balance at September 30, 2001 ..................................    $   814
                                                                    =======

     The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 66% through September 30, 2002, 18% through September 30, 2003, 9% through September 30, 2004 and 7% thereafter.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


7. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

                                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                                    2001              2000
                                                                                                 -------------    ------------
Debtor-In-Possession Financing Agreement .....................................................    $      --         $      --
Senior Credit Facility .......................................................................           --                --
Series A Senior Subordinated Unsecured Notes in default ......................................       61,208            61,208
Series B Senior Subordinated Unsecured Convertible Notes in default ..........................       92,084            92,084
Insurance and accreditation notes payable ....................................................        1,028                --
Other obligations, including capital leases, at interest rates ranging from 7.5% to 13.1% ....          156               333
                                                                                                  ---------         ---------
                                                                                                    154,476           153,625
Less:  Debt obligations subject to compromise ................................................     (153,422)         (153,422)
Less:  Current scheduled maturities ..........................................................         (884)             (179)
                                                                                                  ---------         ---------
                                                                                                  $     170         $      24
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

     Exit Financing Facility. In connection with the Chapter 11 cases, on October 26, 2001, CI filed a draft of the Exit Financing Facility with the Bankruptcy Court together with other draft documents relating to the Second Joint Plan. The proposed lenders under the Exit Financing Facility would include the Holders or affiliates thereof. The agreement contemplates that CI could access, as necessary, a revolving credit facility of up to $40 million for use in connection with payments under the Second Joint Plan and for general working capital and corporate purposes of the company and its subsidiaries. If approved, the Exit Financing Facility will mature the earlier of December 2004 or the date on which the revolving loans shall become due and payable in accordance with the terms of the agreement. No assurances can be given that the parties will ultimately agree to the terms and conditions as set forth in the proposed Exit Financing Facility agreement or that such agreement will be approved by the Bankruptcy Court.

     Debtor-In-Possession ("DIP") Financing Agreement. In connection with the Chapter 11 Bankruptcy Court filings, effective August 30, 2000, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C. ("Madeleine"), an affiliate of Cerberus Partners, L.P. Prior to entering into the DIP financing agreement, management and the Board of Directors solicited advice from the company's financial advisors. Such advisors indicated that the terms and conditions of the DIP financing agreement were generally favorable when compared to a company with Coram's financial history. The agreement provided that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court issued an order approving the DIP financing agreement.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     The DIP financing agreement expired by its terms on August 31, 2001. The DIP financing agreement provided for maximum borrowings generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined in the underlying agreement, and (ii) 95%. During the term of the DIP financing agreement, no borrowings had been made thereunder. The DIP financing agreement was secured by the capital stock of the Debtors' subsidiaries, as well as, the accounts receivable and certain other assets held by the Debtors and their subsidiaries. Under the DIP financing agreement, among other nominal fees, the Debtors paid a fee of 1% or $0.4 million and were liable for commitment fees on the unused facility at a rate of 0.5% per annum, payable monthly in arrears.

     Management is currently negotiating a renewal of the DIP financing agreement; however, no assurances can be given that the parties will ultimately agree to the terms and conditions of such renewal or that a renewal will be approved by the Bankruptcy Court.

     Senior Credit Facility. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. In connection with the sale of CPS, effective July 31, 2000, the company reduced its outstanding borrowings under the Senior Credit Facility by $28.5 million, leaving only irrevocable letter of credit obligations totaling $2.7 million outstanding. Furthermore, on September 21, 2000 and January 29, 2001, the company permanently reduced the Senior Credit Facility commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not able to borrow against due to the Debtors' bankruptcy proceedings. Effective February 6, 2001, the Lenders and the company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established new letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo") and such new letters of credit are fully secured by interest bearing cash deposits of the company held by Wells Fargo.

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

     On December 28, 2000, the Debtors announced the Bankruptcy Court's approval of their request to exchange a sufficient amount of debt and related accrued interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"). On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see
Note 9 for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS No. 15"). In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax.

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

     Other than the aforementioned default for non-payment of principal on June 30, 2001, management believes that at September 30, 2001 the company was in compliance with all other covenants of the Securities Exchange Agreement. There can be no assurance as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     At the election of the company, the Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or through the issuance of pari passu debt securities, except that Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the Debtors' ongoing bankruptcy proceedings. Pursuant to the troubled debt restructuring rules promulgated under SFAS No. 15 and other accounting rules under SOP 90-7, no interest expense was recognized in the company's consolidated financial statements relative to the Series A Notes and the Series B Notes from December 29, 2000 through September 30, 2001.

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

8. INCOME TAXES

     During the nine months ended September 30, 2001 and 2000, the company recorded income tax expense of approximately $0.2 million and $0.3 million, respectively. The effective income tax rate for the nine-month period ended September 30, 2001 is higher than the statutory rate because the company is not recognizing the deferred income tax benefits potentially generated by the current period loss. The effective income tax rate for the nine-month period ended September 30, 2000 is lower than the statutory rate because the company is able to utilize net operating loss carryforwards ("NOLs") which are fully reserved in the valuation allowance. As of September 30, 2001, deferred tax assets were net of a $146.5 million valuation allowance. Realization of deferred tax assets is dependent upon the company's ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time, the balances were fully offset by valuation allowances at both September 30, 2001 and December 31, 2000.

     Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and NOLs that may be deductible against future taxable income. As of September 30, 2001, the company had NOLs of approximately $174.0 million that are available to offset future federal taxable income and expire in varying amounts in the years 2002 through 2019. This NOL balance includes approximately $36.4 million generated prior to the creation of Coram through the merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. Such pre-merger NOL amounts are subject to an annual usage limitation of approximately $4.5 million. The ability to utilize the full amount of the $174.0 million of NOLs is uncertain due to income tax rules related to changes in ownership.

     As a result of the issuance of Coram, Inc. Series A Cumulative Preferred Stock in December 2000 (see Note 9), the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent income tax returns will be filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation will file its own separate income tax returns. The issuance of the preferred stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and it meets certain other bankruptcy related conditions of the Internal Revenue Code ("IRC"). The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     In January 1999, the Internal Revenue Service ("IRS") completed an examination of the company's federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to the prior tax liabilities. The company previously agreed to adjustments of $24.4 million that only affect available NOLs. The issues involve the deductibility of warrants, write-off of goodwill and the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years. The alleged deficiency totaled approximately $12.7 million (obtained from federal tax refunds), plus interest and penalties to be determined. In May 1999, the company received a statutory notice of deficiency with respect to the proposed adjustments seeking to recover the amount of taxes previously refunded. In August 1999, the company filed a petition with the United States Tax Court ("Tax Court") contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The Tax Court proceeding is currently stayed by reason of the Debtors' bankruptcy proceedings.

     Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company has tentatively reached a settlement agreement with the IRS Appeals office on the aforementioned issues. The settlement, if approved by the Joint Committee of Taxation and, if necessary, the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest. In connection therewith, the accompanying Condensed Consolidated Financial Statements include reserves for the proposed liabilities, including approximately $5.5 million of incremental interest expense for the nine months ended September 30, 2001. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment plan with the IRS with respect to the proposed settlement amount or if either the Joint Committee of Taxation or the Bankruptcy Court do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected.

9. MINORITY INTERESTS

     The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2001            2000
                                                            -------------   ------------
Series A Cumulative Preferred Stock of Coram, Inc. .....       $ 5,522         $5,522
Majority-owned companies ...............................           557            456
                                                               -------         ------
Total minority interests ...............................       $ 6,079         $5,978
                                                               =======         ======

     On December 29, 2000, Coram, Inc. ("CI"), a wholly-owned subsidiary of Coram Healthcare Corporation, executed the Exchange Agreement with the Holders of CI's Securities Exchange Agreement (see Note 7 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million (hereinafter referred to as the "Preferred Stock"). The Preferred Stock was issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, nets to approximately $5.5 million.

     The authorized CI Preferred Stock consists of 10,000 shares, and the only shares issued and outstanding at September 30, 2001 are those pursuant to the Exchange Agreement. So long as any shares of the Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors' plan of reorganization, dividends are to be paid in the form of additional shares of Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, at CI's election, dividends will be payable in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate shall increase to 16% per annum until such time that the event of default is cured. All dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company's tax fiscal year end in connection with the preparation of the company's income tax returns) as are appropriate for transactions of this nature. In-kind dividends earned during the nine months ended September 30, 2001, exclusive of any tax indemnities and gross-up provisions, aggregated approximately 107 shares and had a liquidation preference of approximately $12.9 million.

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

     The Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any accrued but unpaid dividends. Redemption may be made in the form of cash payments only. As of November 16, 2001, the aggregate Preferred Stock liquidation preference was approximately $122.2 million.

     The Debtors' Second Joint Plan (Note 2), if confirmed in its current form, would effectively retire all of the currently outstanding Preferred Stock on or before the Plan's effective date.

10. LITIGATION AND CONTINGENCIES

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

     Official Committee of the Equity Security Holders' Matters. A committee of persons claiming to own shares of the company's publicly-traded common stock (the "Equity Committee") filed motions objecting to the Restated Joint Plan and the Second Joint Plan of reorganization, contending, among other things, that the company's valuation upon which the Restated Joint Plan of reorganization was premised and the underlying projections and assumptions were flawed. On December 21, 2000, the Bankruptcy Court determined not to confirm the Restated Joint Plan. The company and the Equity Committee are involved in a review of certain company information regarding, among other things, the Equity Committee's contentions. Moreover, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors' exclusivity period and file its own plan or reorganization; however, the motion was denied by the Bankruptcy Court. The CHC equity holders, including the Equity Committee, voted against confirmation of the Second Joint Plan.

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

     Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain proofs of claim in excess of $41 million against each of CHC's and CI's estates and the company maintains a reciprocal claim of approximately the same amount against the Resource Network Subsidiaries' estate. Additionally, the Official Committee of the Equity Security Holders and Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed an objection to confirmation of the Second Joint Plan and a motion to lift the automatic stay to pursue their claims against the company. The ultimate outcome of these matters cannot be predicted with any degree of certainty, but management, in consultation with legal counsel, does not believe that the final resolution of these matters or other matters raised by the Resource Network Subsidiaries' Chief Restructuring Officer will have a material adverse impact on the company's financial position or results of operations.

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

     On April 20, 2000, the company and Aetna reached an amicable resolution to the then outstanding disputes and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The final resolution of these matters did not have a material effect on the company's consolidated financial position or results of operations. The impact of this dispute resolution has been charged to discontinued operations in the accompanying condensed consolidated financial statements during the nine months ended September 30, 2000.

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

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. See Note 4 for further details. TBOB alleges, among other things, that the company has impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities related to post-petition interest on the final scheduled earn-out payment may result. In accordance with SOP 90-7, such interest, aggregating approximately $0.1 million through September 30, 2001 based on an 18% interest rate, has not been recorded in the company's Condensed Consolidated Financial Statements because TBOB is an unsecured creditor in the Debtors' bankruptcy proceedings and the interest claim may not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment that was scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

     Internal Revenue Service Negotiations. CHC is contesting a notice of deficiency issued by the Internal Revenue Service through administrative proceedings and litigation. See Note 8 for further details.

     Alan Furst et al. v. Stephen Feinberg, et al. A complaint was filed in the United States District Court for the Third District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint (the "Second Amended Complaint") was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and another current member of the Board of Directors and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co. as defendants. The plaintiffs alleged that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. The plaintiffs further alleged that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


Amended Class Action Complaint (the "Third Amended Complaint") was filed naming the same defendants as the Second Amended Complaint. The plaintiffs' allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of Coram. The defendants filed a motion to dismiss the Third Amended Complaint, as they believe the claims are inadequately pleaded and meritless. That motion has not yet been adjudicated. The company notified its insurance carrier of the lawsuit and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are vigorously contesting the allegations. The company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

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

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgement with regard to a portion of Caremark's claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial is scheduled to commence after June 22, 2002. There can be no assurance of any recovery from PricewaterhouseCoopers LLP.

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gain on troubled debt restructuring (see Note 7) and the disposition of the CPS business, at December 31, 2000 the company's stockholders' equity was above the required level. However, as of September 30, 2001, the company's total stockholders' equity was approximately $65.5 million. As a result, the company will no longer qualify for the Stark II exception without a significant increase in stockholders' equity effective January 1, 2002. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances upon the referring physician, regardless of whether the company intended to violate the law.

     Management has been advised by counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with such government-sponsored benefit programs comprise approximately 25% and 23% of the company's consolidated net revenue (excluding
CPS) for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

11. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

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

     Management uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. For the three and nine months ended September 30, 2001 and 2000, corporate costs were allocated on a revenue basis. For the three and nine months ended September 30, 2000, EBITDA has been reclassified to conform to the 2001 presentation. EBITDA excludes net reorganization expenses, merger and restructuring charges and results from discontinued operations. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     Summary information by segment is as follows (in thousands):

                                                                 AS OF AND FOR THE THREE MONTHS   AS OF AND FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                 ------------------------------   -----------------------------
                                                                      2001          2000               2001           2000
                                                                    ---------     ---------          ---------      ---------
INFUSION
Revenue from external customers ...............................     $  93,547     $  94,108          $ 286,915      $ 304,070
Intersegment revenue ..........................................            28           (53)               131          1,123
Interest income ...............................................            22            18                117             67
Equity in net income of unconsolidated joint ventures .........           259           322                727            698
Segment EBITDA profit .........................................         5,770         5,072             20,319         24,904
Segment assets ................................................       118,866       104,607            118,866        104,607
Segment asset expenditures ....................................         1,385           578              3,548          2,548
CPS
Revenue from external customers ...............................     $      --     $   8,353          $      --      $  61,375
Intersegment revenue ..........................................            --            --                 --             11
Interest income ...............................................            --            10                 --             13
Equity in net income of unconsolidated joint ventures .........            --            --                 --             --
Segment EBITDA loss ...........................................            --          (461)                --         (2,311)
Segment assets ................................................            --            --                 --             --
Segment asset expenditures ....................................            --             6                 --            230
ALL OTHER
Revenue from external customers ...............................     $     215     $     405          $     531      $   2,441
Intersegment revenue ..........................................            --            --                 --             --
Interest income ...............................................            --             4                 --              4
Equity  in net  income  of  unconsolidated  joint ventures ....            --            --                 --             --
Segment EBITDA profit (loss) ..................................           131           154               (274)           481
Segment assets ................................................           130           284                130            284
Segment asset expenditures ....................................            --            --                 --             --


     A reconciliation of the company's segment revenue, segment EBITDA profit
(loss) and segment assets to the corresponding amounts in the Condensed Consolidated Financial Statements are as follows (in thousands):

                                                                    AS OF AND FOR THE THREE MONTHS   AS OF AND FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                    -------------------------------  -----------------------------
                                                                           2001          2000           2001          2000
                                                                        ---------      ---------      ---------      ---------
NET REVENUE
Total for reportable segments ......................................    $  93,575      $ 102,408      $ 287,046      $ 366,579
Other revenue ......................................................          215            531            405          2,441
Elimination of intersegment revenue (expense) ......................          (28)            53           (131)        (1,134)
                                                                        ---------      ---------      ---------      ---------
Total consolidated revenue .........................................    $  93,762      $ 102,866      $ 287,446      $ 367,886
                                                                        =========      =========      =========      =========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments ........................    $   5,770      $   4,611      $  20,319      $  22,593
Other EBITDA profit (loss) .........................................          131            154           (274)           481
Goodwill amortization expense ......................................       (2,424)        (2,562)        (7,273)        (7,670)
Depreciation and other amortization expense ........................       (2,512)        (2,277)        (7,497)        (7,208)
Interest expense ...................................................       (4,072)        (6,866)        (6,284)       (20,313)
Gains on sales of businesses .......................................           --         18,456             --         18,456
Reorganization expenses, net .......................................       (3,739)        (1,861)       (10,003)        (1,861)
All other income (loss), net .......................................         (139)          (251)           107             85
                                                                        ---------      ---------      ---------      ---------
Income (loss) from continuing operations before income taxes and
     Minority interests ............................................    $  (6,985)     $   9,404      $ (10,905)     $   4,563
                                                                        =========      =========      =========      =========
ASSETS
Total assets for reportable segments ...............................    $ 118,866      $ 104,607      $ 118,866      $ 104,607
Other assets .......................................................      224,391        239,732        224,391        239,732
                                                                        ---------      ---------      ---------      ---------
   Consolidated total assets .......................................    $ 343,257      $ 344,339      $ 343,257      $ 344,339
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

     Sales to Aetna U.S. Healthcare ("Aetna") and its affiliated payers for the company's Infusion and CPS segments represented approximately 2% of the company's consolidated net revenue from continuing operations both the three months ended September 30,

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


2001 and 2000, and 2% and 4% for the nine months ended September 30, 2001 and 2000, respectively. The National Ancillary Services Agreement with Aetna applicable to the company's home infusion business was terminated effective April 12, 2000. The company and Aetna have agreed to use their good faith efforts to negotiate new local agreements for home infusion services. As of September 30, 2001, four such agreements for home infusion services have been entered into by Coram subsidiaries and local Aetna plans.

     Net revenue from the Medicare and Medicaid programs represented approximately 25% of the company's consolidated net revenue for both the three months ended September 30, 2001 and 2000 and 23% of the company's consolidated net revenue for both the nine months ended September 30, 2001 and 2000.

     Accounts receivable under the Medicare program represented approximately 35% and 30% of the company's consolidated accounts receivable as of September 30, 2001 and December 31, 2000, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates.

12. DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

     In accordance with SOP 90-7, the Debtors are presenting the following Condensed Consolidating Financial Statements as of and for the nine months ended September 30, 2001 (in thousands):


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                           DEBTORS     NON-DEBTORS   ELIMINATIONS   CONSOLIDATED
                                                                           --------    -----------   ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents ...........................................     $ 17,894      $    336      $      --       $ 18,230
 Cash limited as to use ..............................................          161           159             --            320
 Accounts receivable, net ............................................           --        90,286             --         90,286
 Inventories .........................................................           --        12,092             --         12,092
 Deferred income taxes, net ..........................................           --           365             --            365
 Other current assets ................................................        3,864         2,028             --          5,892
                                                                           --------      --------      ---------       --------
  Total current assets ...............................................       21,919       105,266             --        127,185
Property and equipment, net ..........................................        2,161        12,769             --         14,930
Deferred income taxes, net ...........................................           --         1,612             --          1,612
Other deferred costs and intangible assets, net ......................          295         6,610             --          6,905
Goodwill, net ........................................................           --       186,582             --        186,582
Investments in and advances to wholly-owned subsidiaries, net ........      243,816            --       (243,816)            --
Other assets .........................................................        4,600         1,443             --          6,043
                                                                           --------      --------      ---------       --------
  Total assets .......................................................     $272,791      $314,282      $(243,816)      $343,257
                                                                           ========      ========      =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
 Accounts payable ....................................................     $ 11,984      $ 12,165      $      --       $ 24,149
 Accrued compensation and related liabilities ........................        9,157         5,209             --         14,366
 Current maturities of long-term debt ................................           --             8             --              8
 Insurance and accreditation notes payable ...........................          876            --             --            876
 Income taxes payable ................................................          199           338             --            537
 Deferred income taxes ...............................................           --           956             --            956
 Accrued merger and restructuring costs ..............................          481           333             --            814
 Accrued reorganization costs for administrative professionals .......        7,836            --             --          7,836
 Other accrued liabilities, including interest payable ...............        3,457         4,247             --          7,704
                                                                           --------      --------      ---------       --------
  Total current liabilities not subject to compromise ................       33,990        23,256             --         57,246
Total current liabilities subject to compromise ......................      167,610            --             --        167,610
                                                                           --------      --------      ---------       --------
Total current liabilities ............................................      201,600        23,256             --
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ............................          152            18             --            170
  Minority interests in consolidated joint ventures and preferred
    stock issued by a subsidiary .....................................        5,522           557             --          6,079
 Other liabilities ...................................................           --        19,108             --         19,108
 Deferred income taxes ...............................................           --         1,021             --          1,021
Net liabilities of discontinued operations ...........................           --        26,506             --         26,506
                                                                           --------      --------      ---------       --------
  Total liabilities ..................................................      207,274        70,466             --        277,740
Net assets, including amounts due to Debtors .........................           --       243,816       (243,816)            --
Total stockholders' equity ...........................................       65,517            --             --         65,517
                                                                           --------      --------      ---------       --------
  Total liabilities and stockholders' equity .........................     $272,791      $314,282      $(243,816)      $343,257
                                                                           ========      ========      =========       ========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                           DEBTORS     NON-DEBTORS   ELIMINATIONS   CONSOLIDATED
                                                                           --------    -----------   ------------   ------------
Net revenue ..........................................................     $     --      $ 287,446           $--      $ 287,446
Cost of service ......................................................           --        207,309            --        207,309
                                                                           --------      ---------      --------      ---------
Gross profit .........................................................           --         80,137            --         80,137
Operating expenses:
 Selling, general and administrative expenses ........................       12,202         48,920            --         61,122
 Provision for estimated uncollectible accounts ......................           --          8,787            --          8,787
 Amortization of goodwill ............................................           --          7,273            --          7,273
 Restructuring cost recovery .........................................           --           (583)           --           (583)
                                                                           --------      ---------      --------      ---------
  Total operating expenses ...........................................       12,202         64,397            --         76,599
                                                                           --------      ---------      --------      ---------

Operating income (loss) from continuing operations ...................      (12,202)        15,740            --          3,538
Other income (expense):
 Interest income .....................................................          955            115            --          1,070
 Interest expense ....................................................         (747)        (5,537)           --         (6,284)
 Equity in net income of wholly-owned subsidiaries ...................       10,532             --       (10,532)            --
 Equity in net income of unconsolidated joint ventures ...............           --            727            --            727
 Other income, net ...................................................            1             46            --             47
                                                                           --------      ---------      --------      ---------
Income (loss) from continuing operations before reorganization
   expenses, income taxes and minority interests .....................       (1,461)        11,091       (10,532)          (902)
Reorganization expenses, net .........................................      (10,003)            --            --        (10,003)
                                                                           --------      ---------      --------      ---------
Income (loss) from continuing operations before income taxes and
   minority interests ................................................      (11,464)        11,091       (10,532)       (10,905)
 Income tax expense ..................................................           --            150            --            150
 Minority  interests in net income of consolidated joint ventures ....           --            409            --            409
                                                                           --------      ---------      --------      ---------
Net income (loss) from continuing operations .........................     $(11,464)     $  10,532      $(10,532)     $ (11,464)
                                                                           ========      =========      ========      =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                      DEBTORS    NON-DEBTORS   CONSOLIDATED
                                                                     --------    -----------   ------------
Net cash provided by (used in) continuing operations before
 reorganization expenses .......................................     $ (8,186)     $ 14,921      $  6,735
Net cash used by reorganization expenses .......................       (6,962)           --        (6,962)
                                                                     --------      --------      --------
Net cash provided by (used in) continuing operations (net
 of reorganization expenses) ...................................      (15,148)       14,921          (227)
                                                                     --------      --------      --------
Cash flows from investing activities:
 Purchases of property and equipment ...........................       (1,301)       (3,491)       (4,792)
 Cash advances from wholly-owned subsidiaries ..................       11,073       (11,073)           --
 Proceeds from dispositions of property and equipment ..........            6            63            69
                                                                     --------      --------      --------
Net cash provided by (used in) investing activities ............        9,778       (14,501)       (4,723)
                                                                     --------      --------      --------
Cash flows from financing activities:
 Repayments of debt obligations ................................         (100)         (177)         (277)
 Repayments of insurance note payable ..........................       (1,372)           --        (1,372)
 Deposits to collateralize letters of credit ...................       (2,095)           --        (2,095)
 Cash distributions paid to minority interests .................           --          (308)         (308)
                                                                     --------      --------      --------
Net cash used in financing activities ..........................       (3,567)         (485)       (4,052)
                                                                     --------      --------      --------
Net decrease in cash from continuing operations ................     $ (8,937)     $    (65)     $ (9,002)
                                                                     ========      ========      ========
Net cash used in discontinued operations .......................     $     --      $    (27)     $    (27)
                                                                     ========      ========      ========

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

     The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, the Debtors' Second Joint Plan of Reorganization, as amended (the "Second Joint Plan"), filed in the Chapter 11 proceedings could materially change the amounts reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 2 to the company's Condensed Consolidated Financial Statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

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

     Reorganization. On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the filing of the voluntary Chapter 11 petitions, the Debtors have been operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to their requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II") after December 31, 2000 (see discussion of Stark II in Note 10 to the company's Condensed Consolidated Financial Statements) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. Accordingly, the Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 7 to the company's Condensed Consolidated Financial Statements for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases include underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves that had previously been established related to closure of its discontinued operations. Additionally, in September 2001 the Bankruptcy Court approved the Debtors' motion for an extension of the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including January 1, 2002. Certain other motions filed by the Debtors have been granted and others are presently pending.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses to certain key employees. The bonuses were scheduled to be paid in two equal installments on
(i) the later of the date of emergence from bankruptcy or December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed the emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. The remaining portion of the first installment of approximately $0.5 million, which relates to the company's Chief Executive Officer and Executive Vice President, is scheduled for payment upon approval of a plan of reorganization by the Bankruptcy Court, and the second installment remains scheduled to be paid on December 31, 2001. The company is accruing monthly amounts as earned pursuant to the provisions of the retention plan.

     On September 7, 2001, the Bankruptcy Court approved payments of up to $2.7 million for management incentive compensation bonuses (the "MIP Plan") related to the year ended December 31, 2000 for all individuals participating in the MIP Plan, except the company's Chief Executive Officer. In connection therewith, payments were made to those individuals in September 2001.

     On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of a proposed asset purchase agreement which would provide the authority for a non-debtor subsidiary of the company to sell certain durable medical equipment presently located at its New Orleans branch to a third party. A hearing on the motion will be held in November 2001; however, no assurances can be given that the Bankruptcy Court will approve the proposed transaction or that the parties will ultimately agree on a final asset purchase agreement.

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

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. See Note 10 to the company's Condensed Consolidated Financial Statements for further details.

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

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of other types of claims and interested parties, including equity holders, as the holders of such claims and interested parties were deemed to reject the Restated Joint Plan. The tabulated vote of the unsecured creditors was in favor of the company's Restated Joint Plan. However, culminating at a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court. On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan or plans before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. Additionally, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001). On or about November 7, 2001, the company filed a motion seeking to extend the exclusivity dates to file a plan or plans and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. A hearing on the motion is scheduled for December 2001.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of accrued but unpaid interest on the Series A Notes and the Series B Notes for 905 shares of CI Series A Cumulative Preferred Stock (see Notes 7 and 9 to the company's Condensed Consolidated Financial Statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, which was recorded in the fourth quarter of the year ended December 31, 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 10 to the company's Condensed Consolidated Financial Statements for further discussion regarding Stark II.

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

     Based upon Goldin's findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates L.L.C. (the "Goldin Report"), on July 31, 2001 the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the "Second Disclosure Statement"), with respect to their Second Joint Plan. The Second Joint Plan, which was also filed on July 31, 2001, provides for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin's recommendations, as set forth in the Goldin Report, the following substantive modifications are included in the Second Joint Plan:

          o the payment of up to $3.0 million to the holders of allowed general unsecured claims of CHC;

          o the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

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

     In order to become effective, the Second Joint Plan is subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement and, in connection therewith, the Second Disclosure Statement was approved for distribution to holders of certain claims in interests who are entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

     Among other things, the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization was denied by the Bankruptcy Court on August 1, 2001. The Equity Committee also filed a motion protesting and objecting to the Debtors' Second Joint Plan. Moreover, the Official Committee of the Equity Security Holders and Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed objections to confirmation of the Second Joint Plan. Management of the company cannot predict what impact the Equity Committee or any other interested parties, including those parties associated with the Resource Network Subsidiaries' bankruptcy proceedings, will have on the Second Joint Plan.

     The tabulation of the ballots distributed to the holders of certain claims in interests who were entitled to vote on the Second Joint Plan resulted in the CHC equity holders voting against confirmation of the Second Joint Plan and all other classes of claimholders voting in favor of the Second Joint Plan. The Bankruptcy Court may ultimately confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain conditions of the Bankruptcy Code are satisfied; however, no assurances can be given regarding the confirmation of the Second Joint Plan. Bankruptcy Court confirmation hearings for final confirmation of the Second Joint Plan have commenced and will continue through early December 2001.

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the Second Joint Plan, which, as discussed above, has been voted on and is now subject to confirmation by the Bankruptcy Court. Therefore it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

RESULTS OF OPERATIONS

     As discussed in Note 3 to the company's Condensed Consolidated Financial Statements, the company considers R-Net's operating results as part of discontinued operations; however, for the three and nine months ended September 30, 2001 and 2000 the Resource Network Subsidiaries had no operations.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net Revenue. Net revenue decreased $9.1 million or 8.8% to $93.8 million in the three months ended September 30, 2001 from $102.9 million in the three months ended September 30, 2000. The decrease is primarily due to a permanent reduction, effective July 1, 2001, in the Average Wholesale Price ("AWP") for, among others, the antibiotic drug Vancomycin. The direct impact of the AWP reduction resulted in an unfavorable pricing variance of $3.2 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 (see "Risk Factors" for further AWP discussion), the sale of CPS on July 31, 2000 (CPS had net revenue of $8.4 million during the three months ended September 30, 2000) and a $0.2 million decline in net revenue attributable to the company's subsidiary, CTI Network, Inc. ("CTI"). These decreases are partially offset by net revenue increases from initiatives to focus on core infusion therapies.

     Gross Profit. Gross profit decreased $2.1 million to $25.1 million or a gross margin of 26.8% in the three months ended September 30, 2001 from $27.2 million or a gross margin of 26.4% in the three months ended September 30, 2000. The gross margin percentage increase is primarily due to a more favorable product/therapy mix and the sale of CPS, which had a lower gross margin percentage than that of the infusion business segment, thereby causing a lower blended consolidated percentage during the three months ended September 30, 2000. However, commencing on July 1, 2001, there was an offsetting decrease in gross profit due to reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company's operations. The components of gross profit are as follows (in millions):


                          FOR THE THREE MONTHS ENDED
                                SEPTEMBER 30,
                          --------------------------
                             2001        2000
                            -------     -------
Infusion ..............     $24,921     $25,877
CPS ...................          --         934
CTI ...................         190         388
                            -------     -------
Total gross profit ....     $25,111     $27,199
                            =======     =======

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $2.7 million or 12.2% to $19.4 million in the three months ended September 30, 2001 from $22.1 million in the three months ended September 30, 2000. The decrease during the three months ended September 30, 2001 is primarily due a decrease in expenses related to management incentive compensation of $4.4 million and approximately $0.4 million of SG&A expenses directly related to CPS personnel and other CPS related activities that were eliminated upon the divestiture of the CPS business segment. The aforementioned expense decreases are partially offset by costs incurred by the company to enhance its risk-management profile and expand its sales force.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts is $2.9 million or 3.0% of net revenue in the three months ended September 30, 2001 compared to $3.4 million or 3.3% of net revenue in the three months ended September 30, 2000. The percentage decrease is primarily attributable to a higher level of bad debt write-offs in the three months ended September 30, 2000.

     Interest Expense. Interest expense decreased $2.8 million to $4.1 million in the three months ended September 30, 2001 from $6.9 million in the three months ended September 30, 2000. The decrease is primarily due to (i) reduced outstanding borrowings on revolving credit arrangements and (ii) the non-recognition of interest expense related to the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring (see Notes 7 and 9 to the company's Condensed Consolidated Financial Statements for further details). These decreases are partially offset by the recognition of approximately $4.1 million of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 8 to the company's Condensed Consolidated Financial Statements.

     Gains on Sales of Businesses. During the three months ended September 30, 2000, the company recorded gains on sales of businesses of approximately $18.5 million consisting primarily of the gain on the sale of the CPS business and an earn-out payment relating to one of the company's operating subsidiaries. See
Note 4 to the company's Condensed Consolidated Financial Statements for further details.

     Reorganization Expenses, Net. In the three months ended September 30, 2001, the company recognized $3.7 million in net reorganization expenses compared to $1.9 million during the three months ended September 30, 2000 related to the Debtors' Chapter 11 bankruptcy proceedings. The principal reason for the increased reorganization expenses is the commencement of the company's bankruptcy proceedings in the middle of the three month period ended September 30, 2000 and the continuation of such proceedings during the entire three month period ended September 30, 2001. These expenses include, but are not limited to, professional fees, expenses related to employee retention plans, United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

     Income Tax Expense. See Note 8 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

     Income from Disposal of Discontinued Operations. During the three months ended September 30, 2000, Coram recognized income in the aggregate amount of $0.3 million related to proceeds from certain insurance recoveries. See Note 3 to the company's Condensed Consolidated Financial Statements for further discussion of the discontinued operations.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net Revenue. Net revenue decreased $80.4 million or 21.9% to $287.5 million in the nine months ended September 30, 2001 from $367.9 million in the nine months ended September 30, 2000. The decrease is primarily due to the sale of CPS on July 31, 2000 (CPS had net revenue of $61.4 million during the nine months ended September 30, 2000), a $1.9 million decline in net revenue attributable to CTI and a permanent reduction, effective July 1, 2001, in the AWP for, among others, the antibiotic drug Vancomycin. The direct impact of the AWP reduction resulted in an unfavorable pricing variance of $1.0 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 (see "Risk Factors" for further AWP discussion). Additionally, a decrease in infusion net revenue of approximately $17 million is due, in part, to the termination of the Aetna National Ancillary Services Agreement, effective April 12, 2000.

     Gross Profit. Gross profit decreased $15.4 million to $80.1 million or a gross margin of 27.9% in the nine months ended September 30, 2001 from $95.5 million or a gross margin of 26.0% in the nine months ended September 30, 2000. The gross margin percentage increase is primarily due to a more favorable product/therapy mix and the sale of CPS, which had a lower gross margin percentage than that of the infusion business segment, thereby causing a lower blended consolidated percentage during the nine months ended September 30, 2000. However, commencing on July 1, 2001, there was an offsetting decrease in gross profit due to reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company's operations. The components of gross profit are as follows (in millions):

                          FOR THE NINE MONTHS ENDED
                                SEPTEMBER 30,
                          -------------------------
                              2001        2000
                            -------     -------
Infusion ..............     $79,716     $86,017
CPS ...................          --       8,059
CTI ...................         421       1,419
                            -------     -------
Total gross profit ....     $80,137     $95,495
                            =======     =======


     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $9.5 million or 13.5% to $61.1 million in the nine months ended September 30, 2001 from $70.6 million in the nine months ended September 30, 2000. The decrease during the nine months ended September 30, 2001 is primarily due to approximately $4.5 million of SG&A expenses directly related to CPS personnel and other CPS related activities that were eliminated upon the divestiture of the CPS business segment and a decrease in expenses related to management incentive compensation of $8.4 million (in connection with the plans approved by the company's Compensation Committee of the Board of Directors and filed with the Bankruptcy Court, the company recorded management incentive compensation expenses of $1.5 million and $9.9 million for the nine months ended September 30, 2001 and 2000, respectively). The aforementioned expense decreases are partially offset by costs incurred by the company to enhance its risk-management profile and expand its sales force.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts is $8.8 million or 3.1% of net revenue in the nine months ended September 30, 2001 compared to $10.1 million or 2.8% of net revenue in the nine months ended September 30, 2000. The percentage increase is primarily attributable to the sale of CPS, which had a lower bad debt experience rate than that of the infusion business segment, thereby causing a lower blended consolidated effective rate during the nine months ended September 30, 2000. Additionally, the company experienced a bad debt recovery of $0.3 million during the nine months ended September 30, 2000.

     Restructuring Cost Recovery. During the nine months ended September 30, 2001, the company recognized restructuring cost recoveries of approximately $0.6 million related to the assumption of one of the company's real property leases by a third party and certain changes in estimates attributable to severance liabilities. Such items were previously reserved for as part of accrued merger and restructuring costs.

     Interest Expense. Interest expense decreased $14.0 million to $6.3 million in the nine months ended September 30, 2001 from $20.3 million in the nine months ended September 30, 2000. The decrease is primarily due to (i) reduced outstanding borrowings on revolving credit arrangements and (ii) the non-recognition of interest expense related to the Series A Notes and the Series B Senior Notes in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring (see Notes 7 and 9 to the company's Condensed Consolidated Financial Statements for further details). These decreases are partially offset by the recognition of approximately $5.5 million of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 8 to the company's Condensed Consolidated Financial Statements.

     Gains on Sales of Businesses. During the nine months ended September 30, 2000, the company recorded gains on sales of businesses of approximately $18.5 million consisting primarily of the gain on the sale of the CPS business and an earn-out payment relating to one of the company's operating subsidiaries. See
Note 4 to the company's Condensed Consolidated Financial Statements for further details.

     Reorganization Expenses, Net. In the nine months ended September 30, 2001, the company recognized $10.0 million in net reorganization expenses compared to $1.9 million in the nine months ended September 30, 2000 related to the Debtors' Chapter 11 bankruptcy proceedings. The principal reason for the increased reorganization expenses is the commencement of the company's bankruptcy proceedings late in the nine month period ended September 30, 2000 and the continuation of such proceedings during the entire nine month period ended September 30, 2001. These expenses include, but are not limited to, professional fees, expenses related to employee retention plans, United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

     Income Tax Expense. See Note 8 to the company's Condensed Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

     Loss on Disposal of Discontinued Operations. During the nine months ended September 30, 2000, Coram recorded charges in the aggregate amount of $3.5 million, which includes additional reserves for litigation and other wind-down costs of the Resource Network Subsidiaries. These charges are partially offset by $0.3 million in proceeds related to certain insurance recoveries. See Note 3 to the company's Condensed Consolidated Financial Statements for further discussion of the discontinued operations.

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to the Debtors' Second Joint Plan, which, as discussed above, has been voted on and is now subject to confirmation by the Bankruptcy Court. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. In connection with the sale of CPS, effective July 31, 2000, the company reduced its outstanding borrowings under the Senior Credit Facility by $28.5 million, leaving only irrevocable letter of credit obligations of $2.7 million outstanding. Furthermore, on September 21, 2000 and January 29, 2001, the company permanently reduced the Senior Credit Facility commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not be able to borrow against due to the Debtors' bankruptcy proceedings. Effective February 6, 2001, the Senior Credit Facility lenders and the company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established new letters of credit aggregating $2.1 million through Wells Fargo Bank Minnesota, NA ("Wells Fargo") and such new letters of credit are fully secured by interest bearing cash deposits of the company held by Wells Fargo. Due to certain hemophilia and intravenous immunoglobulin product shortages and the pendency of the Debtors' bankruptcy proceedings, the company may be required to enhance exiting letters of credit or establish new letters of credit in order to ensure the availability of such products for its patients' medical needs.

     The Debtors entered into a secured debtor-in-possession ("DIP") financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility and the Securities Exchange Agreement), as of August 30, 2000. Prior to entering into the DIP financing agreement, management and the Board of Directors solicited advice from the company's financial advisors. Such advisors indicated that the terms and conditions of the DIP financing agreement were generally favorable when compared to a company with Coram's financial history. The agreement provided that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP agreement. The DIP financing agreement expired by its terms on August 31, 2001 with the company making no draw-downs thereunder through the term of the financing. See Note 7 to the company's Condensed Consolidated Financial Statements for further details.

     Management is currently negotiating a renewal of the DIP financing agreement; however, no assurances can be given that the parties will ultimately agree to the terms and conditions of such renewal or that a renewal will be approved by the Bankruptcy Court.

     On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders"). Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate unpaid accrued contractual interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 9 to the company's Condensed Consolidated Financial Statements for further details regarding the preferred stock). Following the exchange, the Holders retain approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes has been adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, have both been modified to June 30, 2001. See
Note 7 to the company's Condensed Consolidated Financial Statements for discussion of certain continuing defaults under the Securities Exchange Agreement. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax. As of November 16, 2001, the aggregate Preferred Stock liquidation preference was approximately $122.2 million.

     Exit Financing Facility. In connection with the Chapter 11 cases, on October 26, 2001, CI filed a draft of the Exit Financing Facility with the Bankruptcy Court together with other draft documents relating to the Second Joint Plan. The proposed lenders under the Exit Financing Facility would include the Holders or affiliates thereof. The agreement contemplates that CI could access, as necessary, a revolving credit facility of up to $40 million for use in connection with payments under the Second Joint Plan and for general working capital and corporate purposes of the company and its subsidiaries. If approved, the Exit Financing Facility will mature the earlier of December 2004 or the date on which the revolving loans shall become due and payable in accordance with the terms of the agreement. No assurances can be given that the parties will ultimately agree to the terms and conditions as set forth in the proposed Exit Financing Facility agreement or that such agreement will be approved by the Bankruptcy Court.

     The money necessary for CI to make payments pursuant to the Second Joint Plan is expected to be obtained from the company's available cash balances and cash flow from operations of reorganized CI and may also include funds from the Exit Financing Facility.

     General. The company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a confirmed plan of reorganization in the Chapter 11 proceedings could materially change the amounts reported in the Condensed Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a confirmed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to remain in compliance with the physician ownership and referral provisions of Stark II and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

     Coram used cash generated from operations and cash reserves to fund its reorganization activities, working capital requirements and operations for the nine months ended September 30, 2001. Coram's working capital deficit as of September 30, 2001 was $97.7 million as compared to a working capital deficit of $97.1 million at December 31, 2000. The working capital deficits at such dates are primarily due to (i) liabilities subject to compromise classified as current liabilities, including the full amount of the company's Series A Notes and the Series B Notes aggregating $153.3 million, (ii) accruals for management incentive compensation and (iii) accruals for administrative costs of the Debtors' bankruptcy proceedings. Events impacting the net working capital deficit during the nine months ended September 30, 2001 were the requisite deposit of $2.1 million needed to collateralize certain letters of credit and obligations to purchase new financial and human resource software packages. As discussed above under Credit Facilities, the company may be required to provide additional cash collateral or new and/or enhanced letters of credit. Changes in current assets related to (i) a decrease in cash and cash equivalents of $9.0 million, (ii) an increase in accounts receivable of $12.9 million primarily due to unfavorable effects resulting from the consolidation of the company's reimbursement sites, (iii) a decrease in inventories of $0.7 million and (iv) an increase in other current assets of $1.1 million. Total current liabilities changed primarily due to (i) an increase in accrued compensation and related liabilities of $2.7 million, (ii) a decrease in merger and restructuring costs of $1.5 million (including a non-cash reserve reversal of $0.6 million), (iii) an increase in accrued reorganization costs for administrative professionals of $3.0 million and (iv) an increase in other accrued liabilities of $0.8 million.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition was accomplished in stages, commencing April 1, 2001 and ending July 2001. Management had taken certain actions to mitigate the potential shortfall in cash collections during and after the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. Notwithstanding management's efforts, the company experienced deterioration in its days sales outstanding ("DSO") since the commencement of the reimbursement consolidation plan and a substantial growth in accounts receivable. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections after the transition period or that the aforementioned deterioration in DSO and accounts receivable growth will not continue.

     Management believes that the costs for the Debtors' reorganization and bankruptcy proceedings will result in significant use of cash for the year ending December 31, 2001 and thereafter. These items principally consist of professional fees and expenses and expenditures related to key employee success and retention plans. Management believes that such costs will primarily be funded through available cash balances, cash provided by operations and, if the terms of the Exit Financing Facility are approved by the Bankruptcy Court and if the parties ultimately agree to final terms and conditions, funds provided by the Exit Financing Facility.

     The company sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally cash collections and earnings before interest, taxes, reorganization expenses, restructuring costs, depreciation and amortization), as well as, individual performance targets and objectives. On March 20, 2001, the Compensation Committee of the company's Board of Directors approved an overall award of approximately $13.6 million for the year ended December 31, 2000 for those individuals participating in the MIP. The Second Joint Plan, if approved, will reduce the MIP and other incentive compensation by $7.5 million related to amounts payable to Daniel D. Crowley, the company's Chief Executive Officer. On September 7, 2001, the Bankruptcy Court approved payment of up to approximately $2.7 million for the MIP related to the year ended December 31, 2000 to all individuals participating in the MIP, except for the amounts due to Mr. Crowley. In connection therewith, such payments to those individuals were made in September 2001. The $7.5 million incentive compensation bonus for Mr. Crowley that is subject to potential downward adjustment is recorded in current liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed is approximately $2.1 million and is secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed is being paid in eight monthly installments of approximately $0.3 million each, including interest at a per annum rate of 7.85%, which commenced on May 15, 2001. In addition, AICCO, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the Financing Agreement.

     The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be a part of R-Net's bankruptcy estate. While management does not expect that such amounts, if any, will be material to the financial condition or cash flows of the company, no assurances can be given as to the company's aggregate amount of expenditures anticipated related to the Resource Network Subsidiaries' bankruptcy. See Note 10 to the company's Condensed Consolidated Financial Statements for further details.

     The Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, on May 17, 2001 the company entered into an agreement whereby new financial and human resource software packages and related licenses will be procured. The total purchase price for such software and licenses will be approximately $1.2 million, of which $0.5 million was paid on May 18, 2001 and the remaining balance is accrued in the accompanying Condensed Consolidated Balance Sheets. Additional internal and external costs will be incurred to implement this software. The company also entered into an agreement to purchase certain hardware necessary for the new information systems. The aggregate purchase price for the hardware will be approximately $1.4 million, including $0.3 million and $0.9 million paid in September 2001 and October 2001, respectively. Additional hardware components will be required in order to make the new software fully functional and, in connection therewith, management is currently evaluating several alternatives. The company intends to fund its current and future capital commitments with its available cash balances, cash provided by operations and, if approved by the Bankruptcy Court and if the parties ultimately agree to final terms and conditions, funds from the Exit Financing Facility.

     Coram is currently in negotiations to settle a dispute with the Internal Revenue Service regarding certain tax refunds previously received by the company. If the company is not able to negotiate an installment payment plan with the IRS with respect to the proposed settlement amount or if either the Joint Committee of Taxation or the Bankruptcy Court do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected. Furthermore, management cannot predict whether any future objections of the Official Committee of the Equity Security Holders or other interested parties in the Debtors' bankruptcy proceedings will be forthcoming or if they would prevent confirmation of the Debtors' Second Joint Plan. Outcomes unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 8 and 10 to the company's Condensed Consolidated Financial Statements for further details.

RISK FACTORS

     There can be no assurance regarding Coram's ability to continue operations in light of the Chapter 11 Proceedings.

     The company's ability to continue operations is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurances that the Debtors' Second Joint Plan or any other plan of reorganization will be approved by the Bankruptcy Court or that such a plan will allow the company to operate profitably. Any plan of reorganization and other actions during the Chapter 11 proceedings could change materially the financial condition and/or outlook of the company. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 filings and there can be no assurances that the amounts available through the proposed Exit Financing Facility will be sufficient to fund the operations of the company or that other financing instruments will not be necessary during the pendancy of the Debtors' bankruptcy proceedings. In addition, the company may experience difficulty in attracting and maintaining patients and appropriate personnel as a result of the Chapter 11 proceedings.

     Coram's common stock is subject to a high degree of risk and market volatility.

     As a result of the Chapter 11 bankruptcy filings of the Debtors, the equity interests of the common stockholders are subject to a high degree of risk. Should a plan of reorganization similar to the Second Joint Plan of reorganization be approved, the complete elimination of the equity interests of CHC would occur in accordance with the terms of the Second Joint Plan. There can be no assurances that the Second Joint Plan will be approved by Bankruptcy Court. See Note 2 to the company's Condensed Consolidated Financial Statements for further details.

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

     Under the Stark II law, Coram will need to maintain certain equity requirements in order to be able to avoid disruption in accepting referrals of certain patients from physicians who may own shares of Coram common stock.

     Coram is aware that certain referring physicians (or their immediate family members) have, from time to time, owned shares of its common stock. A federal law, known as Stark II, prohibits a physician from making Medicare or Medicaid referrals for certain "designated health services," including durable medical equipment, parenteral and enteral nutrition therapy and outpatient prescription drugs, to entities with which the physician or an immediate family member has a financial relationship, unless an exception to the law is available. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. The company currently meets the public company exception based on stockholders' equity as of December 31, 2000. However, in light of the company's losses during the nine months ended September 30, 2001, management's ability to achieve an appropriate level of stockholders' equity as of January 1, 2002 cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances, upon the referring physician. Some of such penalties can be imposed regardless of whether the company intended to violate the law. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare or Medicaid programs or run a significant risk on noncompliance with Stark II. Ceasing to accept such referrals could materially adversely affect the company's financial condition and business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

     In the absence of the confirmation and effectuation of the Debtors' Second Joint Plan on or before December 31, 2001, management is considering certain alternatives in order to remain compliant with the provisions of Stark II. However, there can be no assurances that the company will be able to successfully implement any of management's plans or that the Bankruptcy Court would approve any such plans put forth by management or the company. Failure to comply with Stark II would have a material adverse impact on the company's operations and financial condition.

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

     Average Wholesale Price ("AWP") changes may trend in a direction that is adverse to net revenue and profitability.

     For most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the AWP of the drugs as published by commercial pricing services. For example, the Medicare program generally pays 95 percent of the published AWP of a drug. AWP is an industry term that is typically understood to represent a suggested resale price for wholesale sales to pharmacies. The AWP does not necessarily reflect the price paid by either wholesalers or other end-user purchasers.

     In the last several years, state and federal government enforcement agencies have conducted an ongoing investigation of manufacturers' practices with respect to AWP in which they have suggested that "inflated" AWPs have led to excessive government payments for prescription drugs and biologicals. At least one private class action suit has also been filed against manufacturers based on similar allegations. As a byproduct of these investigations, federal and state policymakers have begun to question the appropriateness of continuing to reimburse for drugs and biologicals under federal programs using AWP-based methodologies.

     For example, the Medicare, Medicaid and SCHIP Benefits and Improvement and Protection Act of 2000 ("BIPA") required the General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and for related services. The Secretary of Health and Human Services is required to revise the current Medicare payment methodologies for covered drugs and biologicals and related services based on the GAO's recommendations. Similarly, on November 14, 2001, members of the House Commerce Committee outlined a proposal to the Centers for Medicare & Medicaid Services administrator for a proposed new methodology under which payments for drugs and biologicals would be based on a new "average sales price" concept, which would be intended to more accurately reflect providers' actual acquisition cost for drugs and biologicals.

     In addition, as part of the government investigation of AWP described above, the Department of Justice and states' attorneys general developed "revised" AWPs for a number of drugs and biologicals which are generally lower than those published by commercial services. The Medicare program proposed that these revised AWPs be used in determining reimbursement amounts, but this proposal was withdrawn in light of the BIPA provisions described above. According to a recent report by the Department of Health and Human Services Office of Inspector General, however, approximately 30 state Medicaid programs are using the revised AWPs to establish reimbursement amounts for some of the listed drugs and biologicals.

     There can be no assurances that government or private healthcare programs will continue to reimburse for drugs and biologicals based on current AWP-based methodologies, or that future AWPs or revised AWPs will reflect acquisition prices available to purchasers such as the company. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, the product margins that the company receives may be reduced, and may, in many cases may be inadequate to cover the cost of clinical services and overhead expenses associated with the delivery and administration of the drugs. This could produce a material adverse impact on the company's overall profit margins.

     In particular, effective July 1, 2001, the margin between Coram's reimbursement rate and the cost of the acquired drug Vancomycin has decreased as a result of the reduction in the AWP reimbursement rate. To possibly mitigate the decrease of net revenue from the resulting decrease in AWP reimbursement, the company has made modifications to its drug purchasing formulary. While the company is implementing changes to reduce the adverse effect on net revenue and the direct impact to profitability, no assurances can be made that the company will be successful in implementing these changes. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

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

     As of September 30, 2001, the company had outstanding long-term debt of $154.5 million of which $153.3 million matured on June 30, 2001 and bore interest at 9.0% per annum; however, the $153.3 million was not paid on such date and the creditors' remedies are currently stayed pursuant to the Debtors' bankruptcy proceedings. The company also had a debtor-in-possession ("DIP") financing agreement providing for the availability of up to $40.0 million for use in connection with the operation of its businesses and the businesses of its subsidiaries. The DIP financing agreement expired on August 31, 2001. No borrowings were provided thereunder during its term. Management is currently negotiating a renewal of the DIP financing agreement; however, no assurances can be given that the parties will ultimately agree to the terms and conditions of such renewal or that a renewal will be approved by the Bankruptcy Court. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes.

     The debt to equity exchange transaction described in Note 7 to the company's Condensed Consolidated Financial Statements qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and the provisions of SOP 90-7, the Debtors did not recognize any interest expense on the Series A Notes and the Series B Notes during the nine months ended September 30, 2001.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 10 to the company's Condensed Consolidated Financial Statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company's principal debt agreements is set forth in
Note 7 to the company's Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

     None

     (B) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CORAM HEALTHCARE CORPORATION

                             By:              /s/ SCOTT R. DANITZ
                                -----------------------------------------------
                                                Scott R. Danitz
                                 Senior Vice President, Chief Financial Officer
                                                 and Treasurer

November 19, 2001