Form 10-Q/A
period 2001-09-30
CORAM HEALTHCARE CORP
filed 2001-12-19
CIK 924174

================================================================================


                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------


                                  FORM 10-Q/A
                                Amendment No. 1


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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               2001              2000
                                                                           -------------     ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .........................................        $  18,230         $  27,259
  Cash limited as to use ............................................              320               387
  Accounts receivable,  net of allowances of $14,863 and $17,912 ....           90,286            77,387
  Inventories .......................................................           12,092            12,796
  Deferred income taxes, net ........................................              365               428
  Other current assets ..............................................            5,892             4,759
                                                                             ---------         ---------
          Total current assets ......................................          127,185           123,016
Property and equipment, net .........................................           14,930            15,292
Deferred income taxes, net ..........................................            1,612             1,697
Other deferred costs and intangible assets, net of
   accumulated amortization of $18,809 and $16,963 ..................            6,905             8,448
Goodwill, net of accumulated amortization of
  $95,044 and $87,770 ...............................................          186,582           193,855
Other assets ........................................................            6,043             3,068
                                                                             ---------         ---------
          Total assets ..............................................        $ 343,257         $ 345,376
                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable ..................................................        $  24,149         $  21,450
  Accrued compensation and related liabilities ......................           14,366            17,098
  Current maturities of long-term debt ..............................                8               179
  Insurance and accreditation notes payable .........................              876                --
  Income taxes payable ..............................................              537               773
  Deferred income taxes .............................................              956                52
  Accrued merger and restructuring costs ............................              814             2,301
  Accrued reorganization costs for administrative professionals .....            7,836             4,831
  Other accrued liabilities, including interest payable .............            7,704             6,849
                                                                             ---------         ---------
  Total current liabilities not subject to compromise ...............           57,246            53,533
  Total current  liabilities  subject to compromise (See Note 2) ....          167,610           166,627
                                                                             ---------         ---------
Total current liabilities ...........................................          224,856           220,160
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ...........................              170                24
  Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary .........................            6,079             5,978
  Other liabilities .................................................           19,108            13,630
  Deferred income taxes .............................................            1,021             2,073
Net liabilities of discontinued operations ..........................           26,506            26,533
                                                                             ---------         ---------
          Total liabilities .........................................          277,740           268,398

Commitments and contingencies .......................................               --                --

Stockholders' equity:
  Preferred stock, par value $.001, authorized
     10,000 shares, none issued .....................................               --                --
  Common stock, par value $.001, 150,000 shares
     Authorized, 49,638 shares issued and outstanding ...............               50                50
  Additional paid-in capital ........................................          427,360           427,357
  Accumulated deficit ...............................................         (361,893)         (350,429)
                                                                             ---------         ---------
          Total stockholders' equity ................................           65,517            76,978
                                                                             ---------         ---------
          Total liabilities and stockholders' equity ................        $ 343,257         $ 345,376
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


     A reconciliation of the company's segment revenue, segment EBITDA profit
(loss) and segment assets to the corresponding amounts in the Condensed Consolidated Financial Statements are as follows (in thousands):


                                                                    AS OF AND FOR THE THREE MONTHS   AS OF AND FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                    -------------------------------  -----------------------------
                                                                           2001          2000           2001          2000
                                                                        ---------      ---------      ---------      ---------
NET REVENUE
Total for reportable segments ......................................    $  93,575      $ 102,408      $ 287,046      $ 366,579
Other revenue ......................................................          215            405            531          2,441
Elimination of intersegment revenue (expense) ......................          (28)            53           (131)        (1,134)
                                                                        ---------      ---------      ---------      ---------
Total consolidated revenue .........................................    $  93,762      $ 102,866      $ 287,446      $ 367,886
                                                                        =========      =========      =========      =========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND MINORITY INTERESTS
Total EBITDA profit for reportable segments ........................    $   5,770      $   4,611      $  20,319      $  22,593
Other EBITDA profit (loss) .........................................          131            154           (274)           481
Goodwill amortization expense ......................................       (2,424)        (2,562)        (7,273)        (7,670)
Depreciation and other amortization expense ........................       (2,512)        (2,277)        (7,497)        (7,208)
Interest expense ...................................................       (4,072)        (6,866)        (6,284)       (20,313)
Gains on sales of businesses .......................................           --         18,456             --         18,456
Reorganization expenses, net .......................................       (3,739)        (1,861)       (10,003)        (1,861)
All other income (loss), net .......................................         (139)          (251)           107             85
                                                                        ---------      ---------      ---------      ---------
Income (loss) from continuing operations before income taxes and
     Minority interests ............................................    $  (6,985)     $   9,404      $ (10,905)     $   4,563
                                                                        =========      =========      =========      =========
ASSETS
Total assets for reportable segments ...............................    $ 118,866      $ 104,607      $ 118,866      $ 104,607
Other assets .......................................................      224,391        239,732        224,391        239,732
                                                                        ---------      ---------      ---------      ---------
   Consolidated total assets .......................................    $ 343,257      $ 344,339      $ 343,257      $ 344,339
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


December 18, 2001