Form 10-K
period 2001-12-31
CORAM HEALTHCARE CORP
filed 2002-04-15
CIK 924174

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

     1675 BROADWAY, SUITE 900
         DENVER, COLORADO                                       80202
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 292-4973

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                                 NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                        WHICH REGISTERED
 ----------------------------------------     -------------------------------
 Common Stock ($.001 par value per share)     Over the Counter Bulletin Board

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

    As of April 5, 2002, there were outstanding 49,638,452 shares of the registrant's common stock, which is the only class of voting stock of the registrant outstanding. As of such date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant based on the closing price for the common stock on the Over the Counter Bulletin Board on April 5, 2002, was approximately $25.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

STATEMENT OF FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that are based on the beliefs of the management of Coram, as well as, assumptions made by and information currently available to the management of Coram. Coram's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the uncertainties related to the ongoing bankruptcy proceedings of Coram Healthcare Corporation and Coram, Inc., including actions taken by the appointed Chapter 11 trustee (Arlin M. Adams, Esquire) and parties who may be adverse to the bankruptcy estates; Coram's ability to maintain continued compliance with the provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"); Coram's lack of profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's significant level of outstanding indebtedness; the company's need to obtain additional financing or equity; the company's ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; the company's ability to successfully implement significant additions to or modifications of its company-wide information systems; the company's need for financing related to additions to, and upgrades of, current information technology systems; the company's dependence upon the prices paid by third-party payers for the company's services; adverse changes in the average wholesale prices paid for drugs Coram provides to its patients; uncertainties associated with the changes in state and federal regulations and the impact on healthcare services businesses, as well as, enhanced regulatory oversight of the healthcare industry; and certain other factors, all of which are described in greater detail in this report in Item 7. under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

    Lines of Business. During 2001, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as durable medical equipment and respiratory therapy services. Other services offered by Coram included centralized management, administration and clinical support for clinical research trials.

    In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its wholly-owned subsidiary, CTI Network, Inc. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, pain management and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Accordingly, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated (see Note 6 to the company's Consolidated Financial Statements). Additionally, the company's pharmacy benefit management and specialty mail-order pharmacy services businesses were sold during the year ended December 31, 2000 (see Note 5 to the company's Consolidated Financial Statements). Most of the company's alternate site infusion therapy net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers. Management's objective is to continue to provide services that consistently achieve desired clinical outcomes and maintain Coram's consistent high level of patient satisfaction while focusing on disciplined enhancements to the service model. By establishing best demonstrated practice benchmarks for nursing, pharmacy and clinical operations personnel, cost reductions have been achieved while simultaneously improving the quality and consistency of care. Furthermore, management throughout Coram is continuing to concentrate on reimbursement for services rendered by enhancing billing procedures, documentation and cash collections methods, assessing systems support for reimbursement personnel and concentrating Coram's expertise and managerial resources into fewer reimbursement locations.

    Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services ("CPS") business, which provided services and mail-order prescription drugs for chronically ill patients from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. CPS's pharmacy benefit management services were delivered through a network of retail pharmacies, which provided on-line claims administration, formulary management and certain drug utilization review services. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. In connection with Coram's repositioned business focus, on July 31, 2000 the company completed the sale of CPS to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc., which were newly formed affiliates of GTCR Golder Rauner, L.L.C. and are led by certain members of the former CPS management team. See Note 5 to the company's Consolidated Financial Statements.

    Prior to January 1, 2000, the company provided ancillary network management services through its wholly-owned subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. Effective July 1, 1998, the company began receiving capitated payments on a monthly basis for members covered under the Master Agreement. The company also assumed financial risks for certain home health services and began providing management services for a network of home health providers through R-Net. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement; however, the litigation was amicably resolved and the case was dismissed on April 20, 2000. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Resource Network Subsidiaries are being liquidated pursuant to such proceedings. See Note 4 and 13 to the company's Consolidated Financial Statements.

    While management believes the implementation of its overall business strategy has improved operating performance throughout the company, no assurances can be given as to its ultimate success. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY HISTORY:

    Coram was formed on July 8, 1994 as a result of a merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., Medisys, Inc., and
HealthInfusion, Inc., each of which was a publicly-held national or regional provider of home infusion therapy and related services. The merger was accounted for as a pooling of interests.

    Coram made a number of acquisitions since operations commenced, the most significant of which was the acquisition of certain assets of the home infusion business of Caremark, Inc., a wholly-owned subsidiary of Caremark International, Inc., effective April 1, 1995. In addition, Coram acquired H.M.S.S., Inc., a leading regional provider of home infusion therapies based in Houston, Texas, effective September 12, 1994. As a result of these acquisitions, Coram became a leading provider of alternate site infusion therapy services in the United States.

    CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the Bankruptcy Code on August 8, 2000. Commencing on such date, the Debtors began operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. None of the company's other subsidiaries is a debtor in the proceeding. After the Bankruptcy Court's denial of the Debtors' Second Joint Plan of reorganization in December 2001, the Bankruptcy Court appointed a Chapter 11 trustee to oversee the Debtors during their reorganization process on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. See Note 3 to the company's Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

DELIVERY OF ALTERNATE SITE INFUSION SERVICES

    General. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. Additionally, Coram delivers alternate site infusion therapy services through joint venture and partnership agreements at several other geographic locations. Infusion therapy involves the parenteral administration of nutrition, anti-infective therapy, intravenous immunoglobulin ("IVIG") blood factor therapies, pain management, chemotherapy and other therapies, as well as, the provision of enteral nutrition.

    Infusion patients are primarily referred to Coram following the diagnosis of a specific disease or upon discharge from a hospital. The treating physician generally will determine whether the patient is a candidate for home infusion treatment. Typically, a hospital discharge planner, the patient's physician or a managed care payer will recommend or determine the infusion company to which a patient is referred even though the patient ultimately has the freedom to choose his or her own service provider. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs requires patient training, specialized equipment and clinical monitoring by skilled nurses and pharmacists. Many therapies require either a gravity-based flow control device or an electro-mechanical pump to administer the drugs. Some therapies are administered continuously; however, most are given for prescribed intermittent periods of time. Coram nurses and pharmacists work with the patient's physician to monitor and assess the patient's condition and update the therapy as necessary. The duration of the patient's treatment may last from a few days to as long as the patient's life.

    Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion branches. A typical full service branch provides the following functions:

    (i)    patient intake and admission;

    (ii)   sterile product preparation by pharmacists and pharmacy technicians;

    (iii)  clinical pharmacy services;

    (iv)   clinical nursing services;

    (v)    collaborative clinical monitoring and disease management;

    (vi) materials management, including drug and supply inventory and delivery;

    (vii) assistance to specialized reimbursement personnel regarding billing, collections and benefit verification;

    (viii) marketing to local referral sources, including doctors, hospitals and payers; and

    (ix)   general management.

    A typical full service branch has a fully equipped infusion pharmacy, offices for clinical and administrative personnel and a storage warehouse. It also employs a branch manager, licensed pharmacists, pharmacy technicians, registered nurses, dietitians, and sales and administrative personnel. Such a branch also serves the market area in which it is located, generally within a two-hour driving radius of the patients served, as well as, outlying locations where it can arrange appropriate nursing services. Smaller satellite locations contain limited supplies and pharmacy operations and are used as support centers to respond to patient needs in specific geographical areas. Coram's full service branches and satellite locations are leased and range from 185 to 32,000 square feet of space, primarily in suburban office parks, often in close proximity to major medical facilities.

    In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff at the local branch works closely with the patient's physician or clinician and hospital personnel in order to assess the patient's suitability for home care. This process includes, among other things, assessment of the patient's physical and emotional status, as well as, assessment of certain social factors such as the safety and cleanliness of the home environment and the availability of family members or others to assist in the administration of the patient's therapy, if necessary. Patient review also includes a verification of the patient's eligibility based upon established admission criteria and the patient's benefits package available from his or her insurance carrier, managed care provider or governmental payer.

    When a patient's suitability for home care has been confirmed, the patient and/or their designated carepartner receive training and education concerning the therapy to be administered, including the proper infusion technique and the care and use of intravenous devices and other equipment used in connection with the therapy. The patient and the patient's carepartner are also trained to monitor the patient's response to the therapy in order to identify changes of which the healthcare team should be notified. Nurses employed or overseen by Coram generally perform the initial patient assessment and training.

    Prior to the patient receiving treatment services from Coram, the treating physician develops the patient's plan of treatment and communicates it to the local branch's clinical support team, including its nurses and pharmacists. The team develops a plan of care and works with the treating physician and the payer case manager, if applicable, to provide care and to monitor the patient's progress and response to treatment. The Coram pharmacist speaks with the patient or carepartner prior to dispensing the prescribed therapy and performs a prospective review of the patient's condition, medical history and use of other physician-prescribed medications. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician and the payer case manager with reports on the patient's condition, creating an information flow that allows the treating physician to actively manage the patient's care. The treating physician always directs the patient's care, including changing the plan of treatment in accordance with the patient's needs and responses.

    Upon the patient's arrival home, a nurse performs an initial patient assessment, which includes a comprehensive physical examination and environmental assessment. Typically, the administration of the patient's first home infusion treatment is overseen during that visit. Thereafter, the frequency of nursing visits depends upon the particular therapy the patient is receiving, as well as, the level of independence the patient or carepartner has achieved with regard to the administration and monitoring of the prescribed therapy. During these subsequent visits, the nurse performs an assessment of the patient's intravenous lines and related equipment, obtains blood samples, changes the pump settings and/or drug administration, assesses the patient's condition and compliance with the plan of care and provides ongoing teaching and support. The patient's supplies and drugs are typically delivered on a weekly basis depending on the therapy and the type of drugs being administered. The treating physician and the payer case manager remain actively involved in the patient's treatment by monitoring the success of the plan of treatment and revising it as necessary.

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

    Nutrition Therapy. Total parenteral nutrition therapy ("TPN") involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to inflammatory bowel disease, short bowel syndrome or other gastrointestinal illnesses. The therapy is generally administered through a central catheter surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solution may contain amino acids, dextrose, fatty acids, electrolytes, trace minerals or vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on TPN for life and other patients may require short-term TPN therapy to augment nutritional status, such as patients with a diagnosis of cancer, hyperemesis, HIV, eating disorders, and other diseases and treatments.

    Enteral nutrition therapy is administered through a feeding tube into the gastrointestinal tract to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical conditions. Enteral nutrition therapy is often administered over a long period, often for six months or longer.

    Anti-Infective Therapy. Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal medications into the patient's bloodstream for the treatment of a variety of infectious episodes, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with AIDS, cancer, post-kidney transplant treatment protocols and infections of the kidneys and urinary tract. Intravenous anti-infective drugs are delivered through a peripheral catheter inserted in a vein in the patient's arm or via a centrally placed catheter. Anti-infective drugs are often more effective when infused directly into the bloodstream rather than taken orally.

    Intravenous Immunoglobulin. IVIG therapy involves the administration of blood derivative products (gammaglobulins), which are administered to patients with immune deficiency or altered immune status. IVIG therapy is most commonly administered to patients with primary immune deficiencies or autoimmune disorders. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Depending on the severity of their condition, patients receiving IVIG therapy for autoimmune disorders are treated intermittently over a period of months. IVIG products are delivered through a peripheral catheter inserted in a vein in the patient's arm or via a centrally placed catheter over one to five days, depending on the type of disorder being treated.

    Pain Management. Pain management services encompass the treatment of pain and the management of related symptoms, resulting from either malignant or non-malignant diseases. Unrelieved pain and related symptoms are major contributors to emergency room visitations, as well as readmissions and extended stays in hospitals. Pain management drugs are typically delivered by intravenous, subcutaneous or intraspinal (e.g., epidural) therapy, often in connection with the delivery of other core therapies.

    Coagulant and Blood Clotting Therapies. Coagulation or factor replacement therapy is the intermittent administration of a blood clotting factor. Blood clotting factors are generally administered to persons with hemophilia or related genetic disorders which affect the blood's ability to clot. In these disorders, one or more of the normal blood clotting factors is not produced in sufficient amounts by the body. The absence of these clotting factors makes it difficult or impossible for a patient to stop bleeding. Severe hemophiliacs can suffer from spontaneous bleeding episodes without trauma. Repeated bleeding episodes can cause permanent loss of mobility in the joints putting the patient at further risk medically and impacting their ability to live a normal life. Factor replacement products are administered via a centrally inserted or peripherally inserted intravenous catheter over a short period of time (approximately 10 minutes). Factor is infused when bleeding episodes occur or on a routine preventative basis (prophylaxis). Most patients (even children) and/or their carepartners learn to start their own intravenous catheter and administer their blood clotting factor. Persons with hemophilia and others who have inherited clotting disorders will require these products throughout their lives.

    The ability to acquire factor product under normal conditions is volatile, but currently the international demand for certain factor products far exceeds the supply. Availability of factor product from manufacturers is inconsistent, thereby requiring the company to purchase through the blood broker market where pricing may not be favorable and product availability can change significantly from day to day. During such times of shortages, prices increase dramatically with limited availability to pass these additional costs on to patients. Due to the nature of factor manufacturing processes, intermittent product shortages may be experienced from time to time, which may make it difficult for Coram to meet the needs of its patients and may have an adverse impact on Coram's future results of operations. These shortages could be due to insufficient donor pools, failed production lots, contamination, etc. Moreover, a single patient's requirements may, at any given time, expend what would otherwise be adequate inventory for multiple patients. During March 2001, the company began experiencing difficulties obtaining recombinant factor VIII (rVIII) due to a nationwide shortage of this product which was precipitated by Federal Drug Administration requirements exceeding the expectations of manufacturing. Coram currently has a supply of this factor product in inventory to meet immediate patient demands; however, management is proactively taking steps to secure inventory of this product at levels sufficient to meet anticipated future demands. Under normal circumstances, limited allocations of products from manufacturers greatly impact the company's ability to expand its customer base, but management believes this current factor shortage is likely to impair the company's ability to grow this segment of its business.

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

    Durable Medical Equipment and Respiratory Therapy Equipment. Certain Coram branches provide durable medical and respiratory therapy equipment to patients for use at home. Durable medical and respiratory equipment include, but are not limited to, hospital beds, wheelchairs, walkers, oxygen systems, home ventilators, sleep apnea equipment and nebulizers. Coram's integrated service approach allows patients to access infusion therapy or other therapy services and the necessary medical equipment through a single source.

    Other Therapies. Coram provides other technologically advanced therapies such as antineoplastic chemotherapy, intravenous inotropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for the prevention of blood clots, and anti-nausea therapy for chemotherapy induced emesis or hyperemesis gravidarum. Hydration therapy is often administered in conjunction with intravenous chemotherapy. Other therapies, as described herein, amounted to less than 5% of the company's infusion therapy net revenue for each of the years ended December 31, 2001, 2000, and 1999.

ALTERNATE SITE INFUSION THERAPY: ORGANIZATION AND OPERATIONS

    General. Coram's alternate site infusion therapy business operations are currently conducted through 77 branches. During the year ended December 31, 2001, the branches were divided into two geographic areas. Each area has a Senior Vice President of Operations who reports directly to the President, and an Area Vice President of Sales who reports to the Senior Vice President of Sales, who reports to the President. Coram's organizational structure was designed to create greater operating and decision-making efficiencies associated with managing the company. Management believes that the functional approach to management facilitates high quality local decision-making, which allows Coram to attract and retain experienced local managers and be responsive to local market needs. Management continuously reviews operations, focusing on cost effective delivery of quality patient care. For example, Coram established a Hemophilia Services Division and specialty hemophilia distribution centers in Malvern, Pennsylvania, Albuquerque, New Mexico and Sacramento, California. Each center utilizes existing Coram branches and resources and concentrates experienced company clinicians and management on addressing the unique needs of hemophilia patients and their carepartners.

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

ALTERNATE SITE INFUSION THERAPY: QUALITY ASSURANCE/PERFORMANCE IMPROVEMENT

    Coram maintains accreditation for its infusion therapy business that is consistent with its service standards and enables the company to monitor whether the objectives of those standards are met. In 1999, Coram began triennial re-surveys conducted by the Joint Commission on the Accreditation of Health Care Organizations ("JCAHO"). As of December 31, 1999, the corporate office and 30 branches, including related satellite locations, successfully completed the triennial survey process. During 2000, an additional 32 branches were successfully resurveyed by JCAHO. The company successfully completed its entire triennial survey of all locations with JCAHO in 2001.

    In anticipation of the beginning of a new triennial period and as a normal course of business, Coram evaluated its options for accreditation by a nationally recognized independent organization. In connection therewith, Coram elected to pursue recurring national accreditation from the Accreditation Commission on Health Care, Inc. ("ACHC"). To prevent a lapse in accreditation, Coram underwent its corporate survey with ACHC in December 2001 and received Accreditation with Commendation, which applies to all services provided at all locations effective January 1, 2002. ACHC will conduct ongoing surveys at Coram locations to monitor continued compliance with ACHC standards throughout the three-year accreditation term.

    An integral part of Coram's quality efforts is the national and branch specific Performance Improvement activities, which are fully integrated into the daily business model. The Performance Improvement program serves to:

    (i) evaluate branch programs, policies and procedures and amend protocols as needed;

    (ii)  provide ongoing direction to performance improvement efforts;

    (iii) measure patient and customer satisfaction and analyze trends, responding as necessary to achieve better customer service;

    (iv) monitor clinical outcome measures, including access device related outcomes and rehospitalizations, analyze trends and act as necessary to improve customer outcomes;

    (v) assist in the development of new programs or procedures to meet recognized needs within the branch or the community that it serves;

    (vi) evaluate the branch staff efforts related to professional and clinical issues such as clinical monitoring of patients; and

    (vii) identify, monitor and modify key performance areas of operations.

    Further, Coram's Clinical Operations Department assists branch management in assessing the levels of service being provided to patients. Coram's integrated approach to performance improvement is designed to identify national, area, regional and branch specific trends related to high volume, high risk, problem prone and new activities. It encompasses continuous assessment and measurement of patient and customer satisfaction at both local and national levels, as well as, the comprehensive tracking, measuring and monitoring of important clinical outcomes. It also encompasses the measurement of management's success in achieving the desired operational and fiscal benchmarks that are key to the company's success.

DURABLE MEDICAL EQUIPMENT AND RESPIRATORY THERAPY EQUIPMENT

    Coram provides a full line of durable medical and respiratory therapy equipment including, but not limited to, hospital beds, wheelchairs, walkers, oxygen systems, home ventilators, sleep apnea equipment and nebulizers to serve the needs of its home care patients through branches located in San Diego, California; Indianapolis, Indiana; Lenexa, Kansas; Detroit, Michigan; and Casper, Wyoming. Coram also provides these services through one of its partnerships with three locations in Wisconsin. In 2002, Coram completed the sale of its durable medical equipment business located in New Orleans, Louisiana. (See Note 3 to the company's Consolidated Financial Statements). Durable medical and respiratory therapy equipment is available to patients for purchase or rent. There are many synergies between the company's durable medical and respiratory therapy equipment product line and its base infusion business that benefit both the company and its customers. Coram primarily benefits from the opportunity to provide durable medical and respiratory therapy equipment to patients who are already receiving infusion or other therapy services and patients and payers principally benefit from the opportunity to obtain healthcare services and equipment through a single source.

CLINICAL RESEARCH

    Coram has been providing support services for clinical research studies since 1995. In 1998, the company created a Clinical Research division and began devoting additional resources to, and actively marketing, its capabilities in this area. This division is operated through the company's wholly-owned subsidiary, CTI Network, Inc. ("CTI"). Utilizing integrated information systems and Coram's national network of approximately 700 full-time equivalent alternate site infusion nurses and pharmacists, as well as, contracted nurses from non-Coram agencies, CTI can offer its customers the opportunity to expeditiously complete some of the most challenging aspects of a clinical trial by:

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

CPS: PHARMACY BENEFIT MANAGEMENT AND SPECIALTY MAIL-ORDER PHARMACY SERVICES

    On July 31, 2000, the company completed the sale of CPS to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc. (collectively, the "Buyers"). The Buyers were newly formed affiliates of GTCR Golder Rauner, L.L.C. and were led by certain members of the former CPS management team. See Note 5 to the company's Consolidated Financial Statements.

    CPS offered HMO, PPO, at-risk physician groups, self funded employer benefit plans, labor organizations and other managed care customers pharmacy benefit management and specialty mail-order pharmacy services. The pharmacy benefit management services included on-line claims administration, formulary management and drug utilization review and were provided through a nationwide network of over 51,000 retail pharmacies. The company generally maintained approximately 60 such arrangements in place for pharmacy benefit management services. CPS's specialty mail-order pharmacy service included centralized distribution, compliance monitoring, patient education and clinical support to patients with specialized needs. In particular, CPS focused its marketing efforts on patients with organ transplants, HIV/AIDS, growth deficiencies and other chronic conditions. As of July 31, 2000, CPS had approximately 6,200 active patients receiving its specialty mail-order pharmacy services.

RESOURCE NETWORK SUBSIDIARIES: ANCILLARY NETWORK MANAGEMENT SERVICES

    The Resource Network Subsidiaries offered ancillary network management services to HMOs, PPOs, at-risk physician groups and other managed care organizations for the home health services offered under their benefits plans. As of January 1, 1999, R-Net was providing its services to its customers' plans that covered approximately 3.5 million lives. Typically, a network of home health service vendors managed by R-Net included providers of home infusion, home nursing, durable medical equipment, respiratory therapy, home hospice, medical supplies, women's health, orthotics, prosthetics and other home health services identified by the customer. Each network provider contracted with R-Net and received referrals of patients from R-Net. Where appropriate, the company's infusion and CPS divisions participated in the provider networks established by R-Net.

    The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. The Resource Network Subsidiaries are being liquidated pursuant to certain Chapter 11 bankruptcy proceedings that are currently pending in the Bankruptcy Court. The Chapter 11 proceedings were originally initiated with the filing on August 19, 1999 of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. Subsequently, both Resource Network Subsidiaries filed voluntary petitions for relief on November 12, 1999. See Item 3. "Legal Proceedings."

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

    In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed an adversary complaint in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., the Debtors' principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments at the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' proof of claim against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believes that the complaint constitutes an attempt to circumvent the automatic stay protecting the estates of the Debtors; however, the non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations. The company notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations. Principally due to the early stages of this matter and the issues pending before the Bankruptcy Court, the company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

REIMBURSEMENT OF SERVICES

    Virtually all of Coram's operating revenue is derived from third-party payers, including private insurers, managed care organizations such as HMOs and PPOs, at-risk physician groups and governmental payers such as Medicare and Medicaid. Like other medical service providers, Coram experiences lengthy reimbursement periods in certain circumstances as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, documentation, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. Coram continues to focus on the appropriate processing of claims and the careful screening of new patients to determine that adequate reimbursement will be available and will be received in a timely manner.

    In certain instances, fixed fee or capitated fee arrangements are utilized. Under a capitated fee arrangement, Coram would agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. Before establishing the appropriate per member per month fee, Coram typically reviews utilization data provided by the payer customer and/or other available utilization data. In some instances, the per member per month rates will be adjusted or reconciled periodically to reflect actual utilization to prevent excess losses by the company or excess expense outlays by the payer customer. As of December 31, 2001, the company was a party to only four capitated contracts. Such agreements represented approximately 6%, 4% and 2% of the company's consolidated net revenue from continuing operations for the years ended December 31, 2001, 2000 and 1999, respectively. Of the capitated revenue agreements, approximately 90% of the 2001 activity (5.5% of the company's total net revenue for 2001) relates to an agreement that provides services to members in the California marketplace. The aforementioned capitated agreement's risk to the company is somewhat mitigated by the inclusion of contractual stop-loss provisions that protect the company when member utilization for identified therapies exceeds contractual thresholds. Once stop-loss provisions are met in any given month, the services provided by Coram are reimbursed at agreed-upon fee-for-service rates. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Background."

    Reimbursement payments are provided through various sources, such as insurance companies, self-insured employers, patients and the Medicare and Medicaid programs. The Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Financing Administration) has developed, for use in the Medicare Part B program, a national fee schedule for respiratory therapy, home medical equipment and infusion therapy, which provides reimbursement at 80% of the amount of any fee on the schedule. The remaining 20% co-insurance portion is the obligation of secondary insurance and/or the patient. A substantial amount of the revenue Coram earns under the Medicare program originates from the Part B program. Private indemnity payers typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payers, although net revenue and gross profit from both private and other third-party non-governmental payers have been affected by continuing efforts to contain or reduce reimbursement for healthcare services. An increasing percentage of Coram's net revenue has been derived in recent years from agreements with HMOs, PPOs, managed care providers and other contracted payers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts and provide opportunities to generate greater volume than traditional indemnity referrals.

    Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management is aware of certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. While management believes that the company is in substantial compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Risk Factors."

    For most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the Average Wholesale Price ("AWP") of the drugs as published by commercial pricing services. For example, the Medicare program's allowable payment amount is generally 95 percent of the published AWP of a drug. AWP is an industry term that is typically understood to represent a suggested price for wholesale sales to pharmacies. The AWP does not necessarily reflect the price paid by either pharmacies or other end-user purchasers.

    In the past several years, state and federal government enforcement agencies have conducted ongoing investigations of manufacturers' practices with respect to AWP in which they have suggested that "inflated" AWPs have led to excessive government payments for prescription drugs and biologicals. Several private lawsuits have also been filed against manufacturers based on similar allegations seeking recoveries on behalf of patients and private health care plans. As a result of these investigations, federal and state policymakers have begun to question the appropriateness of continuing to reimburse for drugs and biologicals under federal programs using AWP-based methodologies. For example, the Medicare, Medicaid and SCHIP Benefits and Improvement and Protection Act of 2000 ("BIPA") required the General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and for related services. The Secretary of Health and Human Services is required to revise the current Medicare payment methodologies for covered drugs and biologicals and related services based on the GAO's recommendations. Similarly, on November 14, 2001, members of the House Commerce Committee outlined a proposal to the CMS administrator for a proposed new methodology under which payments for drugs and biologicals would be based on a new "average sales price" concept, which would be intended to more accurately reflect providers' actual acquisition cost for drugs and biologicals. A number of other legislative proposals to revise the Medicare payment methodology for drugs have been introduced.

    In addition, as part of the government investigations of AWP described above, the Department of Justice and states' attorneys general developed "revised" AWPs for a number of drugs and biologicals which are generally lower than those published by commercial services. The Medicare program proposed that these revised AWPs be used in determining reimbursement amounts, but this proposal was withdrawn in light of the BIPA provisions described above. According to a recent report by the Department of Health and Human Services Office of Inspector General, however, approximately 30 state Medicaid programs are using the revised AWPs to establish reimbursement amounts for some of the listed drugs and biologicals in certain patient care settings.

    There can be no assurances that government or private healthcare programs will continue to reimburse for drugs and biologicals based on current AWP-based methodologies, or that future AWPs, revised AWPs or other payment methods will reflect acquisition prices available to purchasers such as the company. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, the profit margins that the company receives may be reduced, and, in many cases, be inadequate when combined with service fees to cover the cost of clinical services and overhead expenses associated with the delivery and administration of the drugs and biologicals. This circumstance could produce a material adverse impact on the company's overall profit margins.

    For example, effective July 1, 2001, the margin between Coram's reimbursement rate and the cost of a particular brand of the antibiotic drug Vancomycin and four other anti-infective drugs was significantly decreased as a result of the reduction in the AWP reimbursement rate. To mitigate the decrease of net revenue from the resulting decrease in AWP reimbursement, the company made modifications to its drug purchasing formulary. While the company is implementing changes to reduce the adverse effect on net revenue and the direct impact to profitability, no assurances can be made that the company will be successful in implementing these changes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

    In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were being eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition was accomplished in stages commencing April 1, 2001 and ending July 2001. Management had taken certain actions to mitigate the potential shortfall in cash collections during and after the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. Notwithstanding management's efforts, the company experienced deterioration in its days sales outstanding ("DSO") since the commencement of the reimbursement consolidation plan and a substantial growth in accounts receivable. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections after the transition period or that the aforementioned deterioration in DSO and accounts receivable will not continue. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

COMPETITION

    The alternate site infusion therapy market is highly competitive. Some of Coram's current and potential competitors in these lines of business include:

    (i)   integrated providers of alternate site healthcare services;

    (ii)  hospitals;

    (iii) local providers of multiple products and services for the alternate site healthcare market.

    (iv) physicians and physician-owned organizations, such as independent practice associations and multi-specialty group practices; and

    Coram has experienced increased competition in its alternate site infusion therapy business from hospitals and physicians that have sought to increase the scope of services offered through their facilities, including services similar to those offered by Coram.

    Coram competes with other providers on a number of critical differentiating factors, including quality of care and service, reputation within the medical and payer communities, geographic scope and price. Competition within the alternate site infusion business has been affected by the decision of third-party payers and their case managers to be more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payers and their case managers and inclusion within preferred provider and other networks of approved or accredited providers is often a prerequisite to Coram's ability to continue to serve many of its patients. Similarly, Coram's ability to align itself with other healthcare service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by Coram.

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

SALES AND MARKETING

    Coram's alternate site infusion therapy products and services are marketed through branch sales personnel, including managed care consultants, account managers and clinical service liaisons with sales specialists focused on select Nutrition and Blood Product Programs. The company established product managers for four of its core therapies: nutrition, anti-infectives/transplant, hemophilia-related services and pain services through four Strategic Business
Units: Nutrition Services, Anti-Infectives/Transplant Services, Blood Products Services (including hemophilia and IVIG) and Pain Management, respectively. The vice president for each unit has responsibility for ongoing program development and provides clinical and marketing resources to focus on growing sales in these areas.

    Substantially all of Coram's new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. Coram's sales force is responsible for establishing, maintaining and growing referral sources. Sales employees generally receive a base salary plus incentive compensation based on core therapy patient growth and revenue growth and/or EBITDA enhancements.

    Coram's network of field representatives enables it to market its services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs and insurance companies. Marketing is focused on presenting Coram's clinical expertise tailored to specific customer/patient interests, with an emphasis on certain key therapies. Specialty marketing and sales support personnel promote products and services that are outside of base infusion therapy.

    As a result of escalating pressures to contain healthcare costs, third-party payers are participating in certain decisions regarding healthcare alternatives, using their significant bargaining power to secure discounts and to direct referrals of their enrollees to providers. In response, Coram has directed its sales and development focus to aggressively pursue agreements with third-party payers, managed care organizations and provider networks that provide high quality, cost-effective care. Coram maintains a dedicated sales force in each of its Strategic Business Units to enhance its efforts to market and sell its services to managed care payers. The company's managed care sales representatives are deployed with a field sales force to focus on regional and national payers to affect "pull-through" from referral sources within each payer's network. Coram is currently focusing its efforts on increasing referrals through selected managed care agreements, with the goal of being the preferred infusion provider, as well as, selling specialty programs for nutrition, anti-infectives, IVIG and pain management therapies, services for persons with hemophilia and for persons receiving certain types of organ and bone marrow/blood cell transplants.

CUSTOMERS AND SUPPLIERS

    Coram provides alternate site home healthcare services and products to a large number of patients and related payers. Medicare and Medicaid collectively represented approximately 25% of consolidated net revenue from continuing operations for the year ended December 31, 2001. No other single contract payer accounted for more than 5% of Coram's net revenue for 2001, except for one payer related to a capitated contract in the California marketplace that represented approximately 5.5% of the company's consolidated revenue for such year.

    Coram purchases products from a large number of suppliers and considers its relationships with its vendors to be good, subject to credit uncertainty and the ongoing bankruptcy proceedings. Except for certain blood products discussed in
Item 1. "Business, Alternate Site Infusion Therapy: Products and Services - Coagulant and Blood Clotting Therapies", management believes that substantially all of its products are available from alternative sources with terms consistent, in all material respects, to its present agreements. This is true for products currently being purchased through Cardinal Health, Inc. and Baxter Healthcare Corporation, two of Coram's major suppliers of drugs and supplies. During the year ended December 31, 2001, Coram purchased approximately $57.9 million of drugs and supplies from Cardinal Health, Inc. and $27.4 million from Baxter Healthcare Corporation, or approximately 36% and 17%, respectively, of its total drugs and supplies.

    The principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the United States Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek infusion pumps used by Coram. Beginning in January 2000, Coram's fleet of approximately 5,000 Sabratek 6060 Homerun pumps began to experience malfunctions and failures of various sorts due to inherent flaws in the design of the pump. Pumps needing repair were sent back to Sabratek for repair at no cost, due to a five-year warranty on pump repairs that was part of the underlying contract. Repairs have been made to these pumps and management believes the pump lives have been extended. Management expects that Baxter will extend the period during which it will produce the related tubing and infusion sets necessary for operation of the 6060 Homerun pumps; however, no assurances can be made that Baxter will make such an extension. In a separate matter, Baxter announced that effective March 2003 it will cease production of Sabratek 3030 pumps and related tubing and infusion sets necessary for repairs and operation of these pumps. Management is currently evaluating the company's options regarding the fleet of approximately 3,000 Sabratek 3030 pumps, including the purchase or leasing of new technology.

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

    Fraud and Abuse. Coram's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) that imposes criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by federal healthcare programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs. Federal healthcare programs have been defined to include any plan or program that provides health benefits funded by the United States Government and commonly include, among others, Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services. Administrative exclusion and civil monetary penalties for anti-kickback violations can also be imposed through an administrative process. Federal enforcement officials may also attempt to use other general federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $11,000 per claim plus treble damages, and permits private persons to sue on behalf of the government. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been exclusively limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when "one" purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered, but has not yet adopted, federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payer source.

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

    In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in certain companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 8 to the company's Consolidated Financial Statements), at December 31, 2001 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2001, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances upon the referring physician. Some of such penalties can be imposed regardless of whether the company intended to violate the law.

Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with such government-sponsored benefit programs comprise approximately 25% of the company's consolidated net revenue for the year ended December 31, 2001, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

    Under Stark II, an entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity can also be assessed civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and/or Medicaid programs. In addition, a number of the states in which the company operates have similar prohibitions on physician self-referrals with corresponding penalties. Although management believes it has structured its financial relationships with physicians to comply with Stark II and applicable state law equivalents, the failure to comply with the provisions of such laws could have a material adverse effect on the company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors."

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

    Recently, the federal government decided to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Although management believes the company is in compliance with fraud and abuse laws, the failure to comply with any such laws could have a material adverse effect on the company.

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

    The BBA required Part A certified home health agencies, as a condition of their participation in Part A of the Medicare program, to post surety bonds. The bonds are to be used to secure performance and compliance with Medicare program rules and requirements. The BBRA modified the annual surety bond amounts for home health agencies to require the lesser of 10% of the amount Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while CMS reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after the publication of the final rule. Management believes, based upon currently available information derived from its discussions with surety bond brokers and organizations that issue surety bonds, that the necessary bonds will not be generally available to home health providers until CMS revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of April 12, 2002, the company had only one Medicare certified home health provider location, which has not obtained a surety bond.

    As required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Part B suppliers. Virtually all of Coram's branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Currently there is no federal surety bond requirement. If such a requirement becomes effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. See Item 7.

"Management's Discussion and Analysis of Financial Condition and Results of
Operations: Liquidity and Capital Resources -- Part A and Part B Medicare Surety Bonds."

    The BBA also reduced reimbursement for oxygen and oxygen related therapies by 25% effective January 1, 1998, with an additional 5% reduction effective January 1, 1999 and in subsequent years. In addition, the BBA eliminated consumer price index updates for durable medical equipment and parenteral and enteral nutrients, supplies and equipment for five years, thereby "freezing" the payment amount for such items until the year 2003. The BBRA restored a portion of the durable medical equipment and oxygen payments by increasing the fee schedules by 0.3% in 2001 and 0.6% in 2002. The BIPA further modified payments for durable medical equipment by providing a full inflation update for items of durable medical equipment (but not oxygen and oxygen equipment) in 2001.

    The BBA also mandated the implementation of a prospective payment system ("PPS") for home health services for cost reporting periods beginning on or after October 1, 1999. This deadline was subsequently extended to October 1, 2000. On July 3, 2000, CMS issued a final rule to implement the home health PPS. Under the final rule, Medicare pays home health agencies for each covered 60-day episode of care, based on the care needs of the patients, as determined by a standardized assessment tool used to assess patient needs. Agencies also are eligible for outlier payments if the costs of caring for an individual beneficiary were significantly higher than the specified payment rate. The BIPA delayed a scheduled 15 percent reduction in aggregate home health PPS amounts by another year, until October 1, 2002. It is uncertain whether Congress will further delay or repeal the 15 percent across-the-board cut. The aggregate amount of Medicare payments to home health agencies in fiscal year 2002 will equal the aggregate payments in fiscal year 2001, updated by the market basket index ("MBI") increase, minus 1.1%. The BIPA also provides a full MBI update for services provided under the home health PPS for fiscal year 2001, implemented in two phases. The BBA also established consolidated billing requirements for home health agencies, under which payment for home health products and services may only be made to the home health agency that establishes the beneficiary's home health plan of care, regardless of whether the item or service was furnished by the agency or by an outside provider or supplier. The BBRA excluded durable medical equipment and oxygen and oxygen supplies from the consolidated billing requirement, thereby enabling durable medical equipment and oxygen suppliers to continue to bill Medicare Part B directly for items and services furnished to home health patients rather than be dependent on a home health agency for payment.

    The BIPA also addressed CMS policies regarding coverage of and payment for drugs and biologicals. For instance, the BIPA required that payment for drugs under Part B be made on an assigned basis; in other words, the provider must accept the Medicare fee schedule amount as payment in full. The BIPA also addressed CMS' attempts to modify the use of the average wholesale price ("AWP") of drugs, upon which Medicare reimbursement is based. For several years, the federal government has been examining the appropriateness of AWP as a basis for Medicare payments for drugs and biologicals. The BIPA established a temporary moratorium on direct or indirect reductions (but not increases) in payment rates in effect on January 1, 2001, until the Secretary of Health and Human Services reviews a study that the General Accounting Office ("GAO") is directed to conduct regarding Medicare reimbursement for drugs and biologicals and related services. In September 2001, the GAO issued its report, concluding that physicians and suppliers are able to obtain Medicare-covered drugs at prices significantly below current AWP-based Medicare payments. The GAO recommended that Medicare reimbursement more closely track actual acquisition costs and that CMS consider using competitive bidding for drugs. A number of legislative proposals to revise the Medicare payment methodology for drugs have been introduced in Congress. It is uncertain at this time what Medicare prescription drug payment initiatives will be adopted by Congress or the Medicare program in the future. If government or private health insurance programs discontinue or modify the use of AWP or otherwise adopt payment reductions for drugs or biologicals, it could adversely affect Coram's reimbursement for these products.

    The BBA also authorized certain demonstration projects for competitive bidding through December 31, 2002. The first competitive bidding project, underway in Polk County, Florida, is using payment rates that are between 13% and 31% lower than Medicare's existing fee schedule for five categories of products, including oxygen equipment and supplies, enteral nutrition equipment and supplies and urological supplies. Another round of competitive bidding began in Polk County in October 2001, covering oxygen equipment and supplies, hospital beds and accessories, urological supplies and surgical dressings. A second competitive bidding project was launched on February 1, 2001 in the San Antonio, Texas area, and applies to, among other things, oxygen equipment and supplies and nebulizer inhalation drugs. President Bush's fiscal year 2003 budget calls for nationwide competitive bidding for medical equipment.

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

    Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, the law may initially bring about significant and, in some cases, costly changes. The DHHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. This rule becomes effective October 16, 2002; however, covered entities may obtain a one-year extension until October 16, 2003 by filing an action plan with DHSS on how they intend to comply with the standards.

    Second, the DHHS released new standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also impose those rules, by contract, on any business associate to whom such information is disclosed. The privacy standards were issued on December 28, 2000, and became effective on April 14, 2001, with a compliance date of April 14, 2003. In addition, in March 2002 the DHHS announced a proposal to revise certain aspects of the privacy rule, but did not change the compliance date.

    Rules governing the security of health information have been proposed but have not yet been issued in final form. Once they are issued in final form, affected parties will have approximately two years to be fully compliant. The company is evaluating the effect of HIPAA and taking steps to achieve compliance. At this time, management anticipates that the company will be able to fully comply with the HIPAA requirements that have been adopted. However, management cannot, at this time, estimate the cost of such compliance, nor can management estimate the cost of compliance with standards that have not yet been finalized by the DHHS. Although the health information standards are likely to have a significant effect on the manner in which the company handles health data and communicates with payers, at this time, management does not believe that the cost of compliance will have a material adverse effect on the company's business, financial condition, results of operations or cash flows.

    Further statutes or regulations may be adopted which would impose additional requirements for Coram to be eligible to participate in federal and state payment programs. Such new legislation or regulations may adversely affect Coram's business operations. There is significant national concern today about the availability and rising cost of healthcare in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better healthcare services and to manage and contain cost. Management is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of Medicare and Medicaid reimbursement or other government regulations that may affect the company's business, or whether such changes, if made, will have a material adverse effect on Coram's business, financial position and results of operations.

    State Laws Regarding Fee Splitting, Provision of Medicine and Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by courts and by regulatory authorities with broad discretion. Although management believes its operations, as currently conducted, are in material compliance with existing applicable laws, certain aspects of Coram's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that a review of Coram's business by courts or regulatory authorities will not result in determinations that could adversely affect the company's operations or that the healthcare regulatory environment will not change so as to restrict its existing operations or its expansion.

    Most states have laws regulating insurance companies and HMOs. Coram is not qualified in any state to engage in either the insurance or HMO business. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third-party payers, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk-sharing arrangements by and among such providers. State regulators are also reviewing whether risk-bearing entities are subject to insurance or HMO regulation. Management believes that its practices are consistent with those of other direct healthcare service providers and do not constitute licensable HMO or insurance activities. To the extent such licenses may be required, Coram will make the necessary filings and registrations to achieve compliance with applicable laws. However, given the limited regulatory history with respect to such practices, there can be no assurance that states requiring licensure will not attempt to assert jurisdiction. If states pursue actions against Coram and/or its customers, Coram may be compelled to restructure or refrain from engaging in certain business practices.

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

    Internal Compliance and Monitoring. Coram implemented measures to ensure compliance with applicable laws and engaged Richard P. Kusserow, the former Inspector General of the Department of Health and Human Services, as a consultant to assist Coram in its continued development and administration of its compliance program. Coram's internal regulatory compliance review program is intended to deal with legal, regulatory and ethical compliance issues. However, no assurances can be given that Coram's business arrangements, present or past (or those of its predecessors or divested subsidiaries, affiliates or partnerships), will not be the subject of an investigation or prosecution by a federal or state governmental authority in the future. Such investigations could result in penalties, or any combination of the penalties discussed above, depending upon the agency involved in such investigation and prosecution.

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

EMPLOYEES

    As of December 31, 2001, Coram had approximately 2,100 full-time equivalent employees (2,600 full and part-time employees). None of Coram's employees are currently represented by a labor union or other labor organization, or covered by a collective bargaining agreement. Approximately 33% of the full-time employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, billing and reimbursement, branch operations, clinical coordinators, financial and systems professionals. Management believes that its employee relations are good.

ITEM 2. PROPERTIES

    The company's corporate headquarters are located in Denver, Colorado and consist of approximately 28,000 square feet of office space leased through February 28, 2007. The corporate headquarters relocated to a new location in Denver in September 2001 after the expiration of the previous corporate office lease on August 31, 2001. As of April 12, 2002, Coram had 77 branch offices throughout the United States and Canada, totaling approximately 0.8 million square feet of facility space with annual rent aggregating approximately $9.7 million. In addition, the company leases space in Bannockburn, Illinois that houses the company's information systems and CTI business. Management believes that the loss of a lease on any one facility would not materially affect the company's operations.

    In September 2000, the Bankruptcy Court approved a Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. In January 2002, the Bankruptcy Court extended the Debtors' motion to assume or reject unexpired leases of non-residential real property up to and including May 2, 2002.

ITEM 3. LEGAL PROCEEDINGS

    Bankruptcy Proceedings. On August 8, 2000, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court In Re Coram Healthcare Corporation and Coram, Inc., Case No. 00-3299 (MFW) and 00-3300 (MFW) (collectively the "Chapter 11 Cases"). The proceedings have been consolidated for administrative purposes only by the Bankruptcy Court and are being administered under the docket of In Re Coram Healthcare Corporation, Case No. 00-3299 (MFW). None of the Debtors' other subsidiaries are debtors in the proceedings. See Note 3 to the company's Consolidated Financial Statements for further details.

    Except as may otherwise be determined by the Bankruptcy Court overseeing the Chapter 11 Cases, the protection afforded by Chapter 11 generally provides for an automatic stay relative to any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Chapter 11 Cases. The automatic stay would not, however, apply to actions brought against the company's non-debtor subsidiaries.

    Official Committee of the Equity Security Holders' Matters. A committee of persons claiming to own shares of the company's publicly traded common stock (the "Equity Committee") objected to the Restated Joint Plan and the Second Joint Plan, contending, among other things, that the company valuations upon which the Restated Joint Plan and the Second Joint Plan were premised and the underlying projections and assumptions were flawed. At various times during 2001, the Debtors and the Equity Committee reviewed certain company information regarding, among other things, the Equity Committee's contentions. In connection therewith, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors' exclusivity period and file its own plan of reorganization. The Equity Committee's exclusivity motion was denied by the Bankruptcy Court.

    Additionally, in February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee's proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named Cerberus' principal and the company's other noteholders. On February 12, 2002, in connection with the authorization of the Chapter 11 trustee, the Bankruptcy Court again denied the renewed motion without prejudice.

    Management cannot predict whether any future objections of the Equity Committee will be forthcoming or if they might impact confirmation of any plan of reorganization proposed by the Chapter 11 trustee or any other interested party. Management also cannot predict if any other actions taken by the Equity Committee will have consequences adverse to the company.

    Resource Network Subsidiaries' Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary bankruptcy petition under Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, Case No. 99-2889 (MFW). The two proceedings were consolidated by stipulation of the parties and the case is pending under the docket of In Re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to these proceedings.

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have both the Debtors' and the Resource Network Subsidiaries' bankruptcy proceedings substantively consolidated into one proceeding. If this motion had been granted, the Chapter 11 proceedings involving the Resource Network Subsidiaries and the Chapter 11 estate and proceedings involving the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would have been joined with the assets and liabilities of the Debtors, the liabilities of the combined entity would have been satisfied from combined funds, and all intercompany claims would have been eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and then reached a settlement agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and, in connection therewith, the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries in January 2001.

    Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain proofs-of-claim in excess of $41 million against each of the Debtors' estates, and the company maintains a claim of approximately the same amount against the Resource Network Subsidiaries' estate. Additionally, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed objections to confirmation of the Debtors' Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors' bankruptcy proceedings to pursue claims against the Debtors. Through April 12, 2002, the Bankruptcy Court has not granted any relief from the automatic stay provisions of the Bankruptcy Code in favor of the Resource Network Subsidiaries' estates.

    In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed an adversary complaint in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., the Debtors' principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments at the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' proofs-of-claim against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believes that the complaint constitutes an attempt to circumvent the automatic stay protecting the estates of the Debtors; however, the non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations. The company notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations. Principally due to the early stages of this matter and the issues pending before the Bankruptcy Court, the company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

    The ultimate outcome of the aforementioned claims related to the Resource Network Subsidiaries' bankruptcy cannot be predicted with any degree of certainty.

    TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. See Note 5 to the company's Consolidated Financial Statements for further details. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.2 million as of December 31, 2001, using the contractual rate of 18%, has not been recorded in the company's Consolidated Financial Statements because TBOB's claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

    Internal Revenue Service Examination. CHC and the Internal Revenue Service have been negotiating over a notice of deficiency issued by the Internal Revenue Service. See Note 9 to the company's Consolidated Financial Statements for further details.

    Aetna U.S. Healthcare, Inc. On June 30, 1999, the company filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern District of Pennsylvania setting forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through the Resource Network Subsidiaries. On June 30, 1999, the company received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania. The Aetna Complaint sought specific performance, injunctive relief and declaratory relief to compel the company to perform under the Master Agreement, including the payment of compensation to the healthcare providers that had rendered and continued to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputed the company's right to terminate the Master Agreement. The company removed the Aetna Complaint to federal court. On July 20, 1999, Aetna filed a counterclaim against the company in the federal court lawsuit brought by the company. In its counterclaim, Aetna sued the company for, among other allegations, breach of the Master Agreement and fraudulent misrepresentation, contending the company never intended to perform under the Master Agreement, defamation, interference with contractual relations with providers and interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement.

    On April 20, 2000, the company and Aetna reached an amicable resolution to the then outstanding disputes and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The final resolution of these matters did not have a material effect on the company's consolidated financial position or results of operations. The impact of this dispute resolution has been charged to discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2000.

    Alan Furst et. al. v. Stephen Feinberg, et. al. A complaint was filed in the United States District Court for the District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint (the "Second Amended Complaint") was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and another current member of the Board of Directors and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co. as defendants. The plaintiffs allege that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. The plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the "Third Amended Complaint") was filed naming the same defendants as the Second Amended Complaint. The plaintiffs' allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of Coram. The defendants filed motions to dismiss the Third Amended Complaint, as they believe the claims are inadequately pleaded and meritless. These motions have not yet been adjudicated. The company notified its insurance carrier of the lawsuit and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are vigorously contesting the allegations. The company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

    General. Management of the company and its subsidiaries intends to vigorously defend the company in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification of other parties, the ultimate disposition of such matters cannot presently be determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the financial position, results of operations and liquidity of the company.

    The company and its subsidiaries are also parties to various other legal actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports submitted to Medicare and examinations by regulators such as Medicare and Medicaid fiscal intermediaries and CMS. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

    PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgement with regard to a portion of Caremark's claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial is scheduled to commence after June 22, 2002. There can be no assurance of any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Prior to March 7, 2000, shares of Coram's common stock had been listed and traded on the New York Stock Exchange under the symbol "CRH." Beginning on March 7, 2000, the shares have been traded through the Over the Counter Bulletin Board ("OCBB") maintained by the National Association of Securities Dealers, Inc., under the symbol "CRHE." After the Debtors' filing for Chapter 11 reorganization, the company has been trading under the symbol "CRHEQ." The following table sets forth the high and low sales prices of the company's common stock, as reported on the New York Stock Exchange ("NYSE") Composite Tape and on the OCBB for the two years ended December 31, 2001:

                                                              HIGH        LOW
                                                             ------      -----
             Calendar Year 2001
              First Quarter...........................          4/5      11/50
              Second Quarter..........................        13/50       3/23
              Third Quarter...........................         9/25       7/40
              Fourth Quarter..........................          3/5       3/23
             Calendar Year 2000
              First Quarter...........................            1        1/4
              Second Quarter..........................        39/64        1/4
              Third Quarter...........................         7/16       1/32
              Fourth Quarter..........................        27/64       3/64

    As of April 5, 2002, there were 4,296 record holders of the company's common stock. On April 5, 2002, the last bid for Coram's common stock on the OCBB was $0.51 per share and the last reported ask price was also $0.51 per share. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

    Coram has not paid or declared any cash dividends on its capital stock since its inception and is currently precluded from doing so under its borrowing agreements. Coram currently intends to retain all future earnings for use in the operations of its businesses. Accordingly, Coram does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will depend upon, among other things, actions taken by the Chapter 11 trustee, the terms and conditions set forth in a plan of reorganization related to the bankruptcy proceedings, the terms of borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the company, contractual restrictions and general business conditions.

    Coram did not sell any of its equity securities in the year ended December 31, 2001 that were not registered under the Securities Act of 1933 (the "Act"), as amended. However, Coram Healthcare Corporation's wholly-owned subsidiary, Coram, Inc., ("CI") exchanged certain of its outstanding debt obligations for approximately 189.6 shares of Coram, Inc.'s Series A Cumulative Preferred

Stock, with an aggregate liquidation preference of approximately $22.9 million (see Note 11 to the company's Consolidated Financial Statements). These preferred shares were issued under exemptions from registration under the Act.

    The holders of Coram's Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") have the right to convert the Series B Notes into shares of the company's common stock. In addition, these holders and/or their affiliates are lenders under the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") of the company and are lenders under the Securities Exchange Agreement pursuant to which they were issued warrants to purchase 1.9 million shares of Coram's common stock; however, the warrants expired contemporaneously with the termination of the company's Senior Credit Facility on February 6, 2001. In certain circumstances and assuming conversion of the Series B Notes, such holders may collectively own a majority of the issued and outstanding common stock of the company and be in a position to take steps to control the affairs of the company, subject to the authority of the Chapter 11 trustee and any plan or reorganization. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" and
Note 8 to the company's Consolidated Financial Statements.

    The Debtors' Second Joint Plan of reorganization, if approved, would have effectively eliminated all of Coram's common stock for consideration of up to $10 million because CHC would have been dissolved as soon as practicable after the effective date of the plan and all equity interests in CHC would have been completely eliminated. However, confirmation of the Second Joint Plan of reorganization was denied by the Bankruptcy Court on December 21, 2001. Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (1) to require the company to call a stockholders' meeting and
(2) to modify certain aspects of CI's corporate governance structure. On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire as the Debtors' Chapter 11 trustee. See Item 7. "Management's Discussion and Analysis" for further details.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the company's Consolidated Financial Statements and related notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Amounts are in thousands, except per share data.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------------------
                                                                    2001         2000         1999         1998         1997
                                                                  ---------    ---------    ---------    ---------    ---------
        INCOME STATEMENT DATA:
        Net revenue ...........................................   $ 393,629    $ 464,820    $ 521,196    $ 445,112    $ 439,472
        Cost of service .......................................     279,275      341,656      408,878      326,736      309,693
                                                                  ---------    ---------    ---------    ---------    ---------
          Gross profit ........................................     114,354      123,164      112,318      118,376      129,779
        Operating expenses:
          Selling, general and administrative expenses ........      83,836       90,329       96,809       83,337       86,457
          Provision for estimated uncollectible accounts ......      17,533        9,773       28,310       14,845       14,983
          Amortization of goodwill ............................       9,822       10,227       10,784       11,139       13,586
          Restructuring cost (recovery) expense (1) ...........        (679)        (322)       5,831       (3,900)          --
          Losses on impairments of long-lived assets ..........       3,255        8,323        9,100           --           --
          Income from litigation settlement (2) ...............          --           --           --           --     (156,792)
                                                                  ---------    ---------    ---------    ---------    ---------
                  Total operating expenses ....................     113,767      118,330      150,834      105,421      (41,766)
                                                                  ---------    ---------    ---------    ---------    ---------
        Operating income (loss) from continuing operations ....         587        4,834      (38,516)      12,955      171,545
        Other income (expenses):
          Interest income .....................................       1,216          991          655        1,086        2,236
          Interest expense (3) ................................      (6,652)     (26,788)     (29,763)     (32,734)     (75,026)
          Gains on sales of businesses (4) ....................          --       18,649           --        1,071       26,744
          Termination fee (5) .................................          --           --           --           --       15,182
          Other income (expense), net .........................         786        3,008          740         (266)       1,517
                                                                  ---------    ---------    ---------    ---------    ---------
        Income (loss) from continuing operations
          before reorganization expenses, income
          taxes, minority interests and extraordinary
          gains on troubled debt restructurings ...............      (4,063)         694      (66,884)     (17,888)     142,198
        Reorganization expenses, net (6) ......................      14,397        8,264           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
        Income (loss) from continuing operations before
          income taxes, minority interests and
          extraordinary gains on troubled debt
          restructurings ......................................     (18,460)      (7,570)     (66,884)     (17,888)     142,198
        Income tax expense ....................................         150          250          440        2,300        7,550
        Minority interests in net income of consolidated
          joint ventures ......................................         631          571        1,470        1,399        7,283
                                                                  ---------    ---------    ---------    ---------    ---------
        Income (loss) from continuing operations before
          extraordinary gains on troubled debt
          restructurings ......................................     (19,241)      (8,391)     (68,794)     (21,587)     127,365
                                                                  ---------    ---------    ---------    ---------    ---------

        Discontinued Operations:
          Loss from operations ................................          --           --      (28,411)        (108)      (2,105)
          Loss from disposal ..................................        (250)        (662)     (17,618)          --           --
                                                                  ---------    ---------    ---------    ---------    ---------
        Total discontinued operations .........................        (250)        (662)     (46,029)        (108)      (2,105)
                                                                  ---------    ---------    ---------    ---------    ---------

        Extraordinary gains on troubled debt
          restructurings, net of income tax
          expense of $400 for the year ended
          December 31, 2000 (7) ...............................      20,706      107,772           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
        Net income (loss) .....................................   $   1,215    $  98,719    $(114,823)   $ (21,695)   $ 125,260
                                                                  =========    =========    =========    =========    =========
        Earnings (Loss) Per Share
          Basic:
            Income (loss) from continuing operations ..........   $   (0.39)   $   (0.17)   $   (1.39)   $   (0.44)   $    2.68
            Loss from discontinued operations .................       (0.01)       (0.01)       (0.93)          --        (0.04)
            Extraordinary gains on troubled debt
             restructurings ...................................        0.42         2.17           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
             Net income (loss) per common share ...............   $    0.02    $    1.99    $   (2.32)   $   (0.44)   $    2.64
                                                                  =========    =========    =========    =========    =========
          Diluted:
            Income (loss) from continuing operations ..........   $   (0.39)   $   (0.17)   $   (1.39)   $   (0.44)   $    2.34
            Loss from discontinued operations .................       (0.01)       (0.01)       (0.93)          --        (0.04)
            Extraordinary gains on troubled debt
             restructurings ...................................        0.42         2.17           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
             Net income (loss) per common share ...............   $    0.02    $    1.99    $   (2.32)   $   (0.44)   $    2.30
                                                                  =========    =========    =========    =========    =========
        BALANCE SHEET DATA:
        Cash and cash equivalents .............................   $  21,339    $  27,259    $   6,633    $     203    $ 108,950
        Working capital (deficit) (8) .........................     (76,201)     (97,144)      71,045       66,261      (11,620)
        Total assets ..........................................     336,466      345,376      402,751      421,029      515,252
        Long-term debt, net of current maturities (9) .........         150           24      302,662      242,162      150,428
        Stockholders' equity (deficit) ........................      78,189       76,978      (21,699)      92,857      125,026

(1) In 2001, the company recognized approximately $0.7 million of restructuring reserve recoveries resulting from the assumption of one of the company's real estate property leases by a third party and certain changes in estimates attributable to severance liabilities. In 2000, management re-evaluated the reserves necessary to complete its restructuring initiatives and, as a result, recognized a net restructuring reserve reversal of approximately $0.3 million. In 1999, Coram initiated two company-wide restructuring plans, the "Coram Restructure Plan" and the "Field Reorganization Plan," and charged approximately $5.8 million to operations as restructuring charges. These plans resulted in the closure of certain facilities and a reduction of personnel. In 1998, it was determined that the original reserve established in 1994 as a result of the Four Way Merger, the "Coram Consolidation Plan," was substantially complete and the reserve was reversed. See Note 6 to the company's Consolidated Financial Statements.

(2) The $156.8 million income from litigation settlement recorded in 1997 relates to the settlement of a lawsuit resulting from the purchase of the home infusion business of Caremark, Inc., a wholly-owned subsidiary of Caremark International, Inc., in 1995.

(3) On December 31, 2001, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Exchange Parties") agreed to exchange $21.0 million aggregate principal amount of the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and approximately $1.9 million of aggregate contractual unpaid interest thereon for approximately 189.6 shares of Coram, Inc. Series A Cumulative Preferred Stock. On December 29, 2000, the Exchange Parties agreed to exchange $97.7 million aggregate principal amount of the Series A Notes and $11.6 million aggregate contractual unpaid interest on the Series A Notes and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock. The 2001 interest expense primarily reflects the recognition of $5.9 million of interest expense on the proposed settlement of a dispute with the Internal Revenue Service. No interest expense related to the Series A Notes and the Series B Notes was recognized in 2001 in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring, and the non-recognition criteria for interest expense established pursuant to SOP 90-7. See Notes 8, 9 and 11 to the company's Consolidated Financial Statements.

         The 2000 interest on the Series A Notes and the Series B Notes was charged to expense up to and including the date of the December 29, 2000 Exchange Agreement. The 1999 interest expense reflects the forbearance of interest from November 15, 1999 through April 20, 2000 (the date of the resolution of certain litigation with Aetna), offset by an increase in the principal amount of the debt and an increase in the interest rate charged on the Series A Notes, beginning in April 1999. Interest expense decreased significantly in 1998 due to a repayment of the company's former senior credit facility and a restructuring of its subordinated debt.

(4) Effective July 31, 2000, the company completed the sale of its CPS business and recorded a gain on sale of approximately $18.3 million. In addition, pursuant to a contingent consideration arrangement related to one of the company's operating subsidiaries, approximately $0.4 million was recognized as incremental proceeds during the year ended December 31, 2000. See Note 5 to the company's Consolidated Financial Statements. In 1998 and 1997, Coram sold its lithotripsy business to Integrated Health Services, Inc. and recorded gains on sales of $0.7 million and $26.7 million, respectively.

(5) In 1997, the company received $21.0 million from the termination of a merger agreement with Integrated Health Services, Inc. pursuant to which Integrated Health Services, Inc. would have acquired Coram. As a result, the company recorded other income of $15.2 million, representing the $21.0 million termination fee net of related costs.

(6) In 2001 and 2000, the company incurred $14.4 million and $8.3 million, respectively, in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings, which commenced in August 2000. These expenses include, but are not limited to, professional fees, expenses related to success and retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 3 to the company's Consolidated Financial Statements.

(7) In connection with the December 31, 2001 and December 29, 2000 Exchange Agreements described in footnote (3) above, the company recognized extraordinary gains on troubled debt restructurings of approximately $20.7 million in 2001 and $107.8 million, net of tax of $0.4 million, in 2000. See Notes 8 and 11 to the company's Consolidated Financial Statements.

(8) Under the United States Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations during their bankruptcy proceedings. These claims, which total approximately $139.0 million and $159.1 million at December 31, 2001 and 2000, respectively, are reflected in the Consolidated Balance Sheets as liabilities subject to compromise and are deemed to be current liabilities. See Note 3 to the company's Consolidated Financial Statements.

(9) At December 31, 2001 and 2000, the Series A Notes and the Series B Notes, which aggregate approximately $132.3 million and $153.3 million, respectively, are classified as liabilities subject to compromise. See Notes 3 and 8 to the company's Consolidated Financial Statements. The current maturities of long-term debt, which give effect to certain previous debt restructuring transactions were $0.1 million, $0.2 million, $0.4 million, $0.3 million and $150.2 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of the management of Coram, as well as, assumptions made by, and information currently available to the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of bankruptcy proceedings of the Debtors and certain other factors, which are described in greater detail later in this
Item 7 under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

    BACKGROUND. During 2001, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services. Other services offered by Coram in 2001 include centralized management, administration and clinical support for clinical research trials. Effective July 31, 2000, the company sold its pharmacy benefit management and specialty mail order pharmacy services business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers"). The Buyers were newly formed affiliates of GTCR Golder Rauner, L.L.C. and are led by certain members of the former CPS management team. See Note 5 to the company's Consolidated Financial Statements.

    Also, Coram's Resource Network Subsidiaries are being liquidated through proceedings that are currently pending in the Bankruptcy Court. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000, and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business. See Note 4 to the company's Consolidated Financial Statements.

    REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

(I)      BACKGROUND AND CERTAIN IMPORTANT BANKRUPTCY COURT ACTIVITY

    On August 8, 2000, CHC and CI (the "Debtors") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Following the filing of the voluntary Chapter 11 petitions, the Debtors commenced operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of Stark II after December 31, 2000 and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

    On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 8 to the company's Consolidated Financial Statements for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in:
(i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations. Additionally, in January 2002, the Bankruptcy Court approved a motion to extend the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including May 2, 2002. Certain other motions filed by the Debtors have been granted and others are presently pending.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay the remaining portion of the first installment of approximately $0.5 million to the company's Chief Executive Officer and Executive Vice President, and the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's Chief Executive Officer because such payments are disputed by the Official Committee of the Equity Security Holders. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court has deferred its ruling on the Debtors' motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer's retention amounts until a hearing on May 9, 2002. The company has fully accrued the remaining amounts under the first and second installments of the retention plans as of December 31, 2001.

    On September 7, 2001, the Bankruptcy Court approved payments of up to $2.7 million for management incentive plan compensation bonuses (the "MIP") related to the year ended December 31, 2000 for all individuals participating in the MIP, except for the company's Chief Executive Officer. In connection therewith, payments were made to those individuals in September 2001.

    On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%.

    On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of a proposed asset purchase agreement which would provide the authority for a non-debtor subsidiary of the company to sell certain durable medical equipment located at its New Orleans branch to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement.

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

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. See Note 13 to the company's Consolidated Financial Statements for further details. Additionally, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions to lift the automatic bankruptcy stay to pursue claims against the Debtors and certain of their operating subsidiaries. Through April 12, 2002, the Bankruptcy Court has not granted any relief of the automatic stay provisions of the Bankruptcy Code in favor of the R-Net estates. See Note 13 to the company's Consolidated Financial Statements for further details.

    (II) THE DEBTORS' FIRST JOINT PLAN OF REORGANIZATION AND RELATED ACTIVITIES

    On the same day that the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Notes and the Series B Notes into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the Series A Notes and Series B Notes. Representatives of the company negotiated the principal aspects of the Joint Plan with representatives of the holders of the Series A Notes and Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Joint Plan.

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that are not receiving any distribution, which were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the company's Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court.

    In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 8 and 11 to the company's Consolidated Financial Statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 13 to the company's Consolidated Financial Statements for further discussion regarding Stark II.

    (III) THE DEBTORS' SECOND JOINT PLAN OF REORGANIZATION AND RELATED
ACTIVITIES

     On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of CHC's Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisor to the Independent Committee of the Board of Directors (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion,
(ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     Based upon Goldin's findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C (the "Goldin Report"), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the "Second Disclosure Statement"), with respect to their Second Joint Plan of Reorganization, as amended (the "Second Joint Plan"). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin's recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

         o the payment of up to $3.0 million to the holders of allowed general unsecured claims of CHC;

         o the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

         o cancellation of the issued and outstanding CI Series A Cumulative Preferred Stock; and

         o a $7.5 million reduction in certain performance bonuses payable to the company's Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     In order to become effective, the Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well, as the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions protesting and objecting to the Debtors' Second Joint Plan. Notwithstanding the aforementioned protests and objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests who are entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan of reorganization before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusive period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001).

     The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. The Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, if certain conditions of the Bankruptcy Code are satisfied. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Debtors' Second Joint Plan.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Cumulative Preferred Stock (see Notes 8 and 11 to the company's Consolidated Financial Statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 13 to the company's Consolidated Financial Statements for further discussion regarding Stark II.

    (IV) APPOINTMENT OF CHAPTER 11 TRUSTEE AND BANKRUPTCY-RELATED ACTIVITIES SUBSEQUENT TO DECEMBER 31, 2001

    On December 28, 2001, the Debtors filed a Notice of Appeal in the United States District Court for the District of Delaware (the "District Court") appealing the December 21, 2001 Bankruptcy Court decision denying confirmation of the Debtors' Second Joint Plan and, on February 6, 2002, the Debtors perfected their appeal. On February 25, 2002, the Equity Committee filed a Motion to Strike Appeal with the District Court wherein it was requested that the District Court dismiss the Debtors' appeal on the grounds that certain of the Debtors' required briefs were filed after the statutory deadline. On March 7, 2002, the Debtors filed an Opposition to Motion to Strike Appeal whereby the Debtors assert, among other things, that the required briefs were filed on a timely basis. A stipulation agreement between the Equity Committee and the Chapter 11 trustee was effectuated on March 22, 2002 and, in connection therewith, the parties resolved the aforementioned dispute and the Debtors will file their opening briefs on or before April 25, 2002. Management of the company cannot predict what impact the Equity Committee or other interested parties will have on the Debtors' pending appeal in the District Court.

    On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied without prejudice a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against the company's chief executive officer, the Board of Directors, Cerberus Partners, L.P. ("Cerberus"), a Cerberus principal and the company's other noteholders. Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (1) requiring the company to call a stockholders' meeting and (2) modifying certain aspects of CI's corporate governance structure (see Notes 11 and 13 to the company's Consolidated Financial Statements for further details).

    On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee is obligated to investigate the debtors' operations, financial condition and any other matters relevant to the formulation of a plan of reorganization. The Bankruptcy Code also provides that a Chapter 11 trustee must either file a plan of reorganization as soon as practicable or an explanation as to why he/she is unable to file a plan of reorganization. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code.

    Furthermore, the Bankruptcy Code makes a Chapter 11 trustee responsible for the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing in the presiding bankruptcy court; however, non-ordinary course actions still require the authorization of the presiding bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case in the instance of the Debtors, when existing management is necessary to run the day-to-day operations, the Chapter 11 trustee retains and oversees this management.

    After a Chapter 11 trustee is appointed, the debtor's Board of Directors does not retain any management powers. While Mr. Adams has assumed the Board of Directors' management rights and responsibilities, he is doing so, as of April 12, 2002, without any other changes to the company's management or organizational structure.

    On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court granted the motion to the extent that it extended exclusivity to January 2, 2002. Thereafter, the Debtors' exclusivity period terminated.

    (V) OTHER BANKRUPTCY-RELATED MATTERS

    Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the Consolidated Balance Sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date from the rejection of executory contracts, including certain leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to remove the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers.

    The holders of CI's Series A Cumulative Preferred Stock continue to maintain a claim position within the Debtors' bankruptcy proceedings in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchanges, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchanges.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan of reorganization and review by the Chapter 11 trustee.

    BUSINESS STRATEGY. The major strategic alternatives and initiatives currently being implemented by Coram include: (i) continued focus on growth in net revenue from core therapies; (ii) continued investment and development of services provided by CTI; (iii) cost reduction initiatives (including a reimbursement site consolidation plan); (iv) cash collections; (v) additions to and upgrades of current information technology systems; (vi) emergence from the Chapter 11 bankruptcy proceedings; and (vii) liquidation of R-Net. Management believes that success in the foregoing will improve Coram's financial prospects and improve and stabilize relationships with payers and referral sources. There can be no assurances that any of the strategic alternatives will be consummated or will be available to Coram on commercially acceptable terms.

    In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, IVIG, pain management and coagulant and blood clotting therapies for persons with hemophilia. To that end, Coram has established product managers with dedicated sales, marketing and clinical resources aimed at expanding Coram's growth in these areas. Coram also implemented programs focused on the reduction and control of cost of services and operating expenses, assessment of poorly performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. Additionally, a reimbursement site consolidation plan was initiated and completed during 2001 (see Note 6 to the company's Consolidated Financial Statements). Coram management is also reviewing the way the company provides nursing care and is implementing changes to its practices to maintain Coram's high level of patient satisfaction and effective clinical results while reducing the actual number of nursing visits.

    Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition was accomplished in stages, commencing April 1, 2001 and ending July 2001. Management had taken certain actions to mitigate the potential shortfall in cash collections during and after the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. Notwithstanding management's efforts, the company experienced deterioration in its days sales outstanding ("DSO") since the commencement of the reimbursement consolidation plan and a substantial growth in accounts receivable. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be successful in enhancing timely reimbursement, that the company will not continue to experience a significant decrease in cash collections after the transition period or that the aforementioned deterioration in DSO and accounts receivable will not continue. See Item 7. under the caption "Risk Factors" for further discussion on the company's ability to meet its increased cash requirements.

 CRITICAL ACCOUNTING POLICIES. The company's Consolidated Financial Statements include the accounts of CHC, its subsidiaries and its joint ventures which are considered to be under the control of CHC, including those of CHC's direct subsidiary CI. CI is a party to the bankruptcy proceedings that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

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

    The company's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to the company's Consolidated Financial Statements, as well as, those that most require management's judgment. Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairment of goodwill and other long-lived assets.

    Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company's revenue is billed to third-party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded and billed net of contractual allowances and related discounts. Contractual allowances represent adjustments to established rates (e.g., Average Wholesale Price for pharmaceutical drugs, etc.) to reflect the amounts expected to be realized from third-party payers under contractual agreements. For non-contracted payers (excluding Medicare and Medicaid), pricing is either negotiated prior to rendering services or the payer is billed at list price. In the former circumstance, contractual allowances are recorded at the time of revenue recognition based upon the pre-negotiated rates. If the payer is billed at list price, a contractual allowance is recorded based upon management's estimates until a payment history is established with the payer, at which time the contractual allowances are prospectively modified. In the case of Medicare and Medicaid, contractual allowances are recorded at the time of revenue recognition based upon the allowable recoverable amount pursuant to the underlying federal and state regulations for such governmental programs. Management fees, which are collected from entities managed by the company, are a fixed fee or are based on a percentage of the entities' operating results or number of active patients. In certain cases, the company agreed to accept fixed fee or capitated fee arrangements. Under a capitated arrangement, the company agrees to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services. See Note 2 to the company's Consolidated Financial Statements for further details.

    Revenue from the Medicare and Medicaid programs accounted for approximately 25%, 22% and 21% of the company's consolidated net revenue from continuing operations for the years ended December 31, 2001, 2000 and 1999, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

    Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the allowance for estimated uncollectible accounts. Additionally, the company establishes appropriate supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy filings. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collections, write-offs and other trends, including changes in the assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has made adequate provision for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions, or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections and minimize losses related to branch consolidations and system changes.

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

    The carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows, their carrying value is reduced to estimated fair value based on discounted cash flow estimates. Impairment indicators include, among other conditions, cash flow deficits; historical or anticipated declines in revenue or operating profit; adverse legal, regulatory or reimbursement developments; or a material decrease in the fair value of some or all of the assets. A review is done separately for each of the identifiable markets in which the company operates. The amount of impairment charges are determined using forecasted discounted cash flows of those markets with indicators of potential impairment of their related long-lived assets. The forecasted cash flows are based on earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), with an effective 8% growth rate, offset by corporate administrative cost allocations with an estimated growth rate of 2%. A discount rate of 10% is used to calculate the net present value of the forecasted future annual cash flows projected over 25 years, plus a terminal value equal to 3.5 times EBITDA.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Statement 142 requires that goodwill and indefinite long-lived intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. Statement 142 is effective for the company for the year ending December 31, 2002. Management is currently evaluating the impact that the adoption of this accounting pronouncement will have on the company's financial position and results of operations. For the years ended December 31, 2001, 2000 and 1999, the company recognized goodwill amortization of $9.8 million, $10.2 million and $10.8 million, respectively.

    FACTORS AFFECTING RECENT OPERATING RESULTS. The following list summarizes the major events or factors impacting Coram's operating and financial condition in 2001, and which may impact Coram in the future:

(i) maintaining compliance with the provisions of Stark II by, in part, exchanging a sufficient amount of debt and related accrued contractual interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock in order to increase stockholders' equity above the required levels;

(ii) the Debtors' Chapter 11 bankruptcy filings and the related reorganization expenses including, but not limited to, professional fees;

(iii) changes in the average wholesale prices that adversely impacted reimbursement amounts paid to the company for the antibiotic drug Vancomycin and other drugs that the company provides to its patients;

(iv) management's focus on and the increased costs associated with the company's additions to and upgrades in company-wide information technology systems;

(v) continued efforts to improve efficiency and overall performance in billing and cash collection methods resulting from the consolidation of several of the company's Patient Financial Service Centers (reimbursement sites);

(vi) continued refinement and completion of the Caremark Business Consolidation Plan and the Coram Restructure Plan, as described in Note 6 to the company's Consolidated Financial Statements;

(vii) the Chapter 11 bankruptcy filings involving the Resource Network Subsidiaries and their anticipated liquidation through such proceedings;

(viii) an increased focus on the company's durable medical equipment and respiratory services business, including non-consolidated joint ventures, and the significant number of days that elapse between the date that services are rendered and the reimbursement for those services;

(ix) continuing pricing pressure in the company's business from managed care organizations and other contracted payers and intense competition among infusion providers;

(x) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company, or that have entered into risk-sharing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the company; and

(xi) increased costs associated with providing certain infusion therapy services offered by Coram, including increased costs for clinical staffing, product delivery, on-call personnel and other volume related costs associated with such therapies, combined with increased costs for certain blood and blood derivative products that are in short supply.

RESULTS OF OPERATIONS

    As discussed in Note 4 to the company's Consolidated Financial Statements, the company considers R-Net's operating results as part of discontinued operations; however, for the years ended December 31, 2001 and 2000 the Resource Network Subsidiaries had no operations.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

    Net Revenue. Net revenue decreased $71.2 million or 15.3% to $393.6 million in 2001 from $464.8 million in 2000. The decrease is primarily due to the sale of CPS on July 31, 2000 (CPS had net revenue of $61.4 million during the year ended December 31, 2000) and a $2.2 million decline in net revenue attributable to CTI. Additionally, a decrease in infusion net revenue of approximately $7.6 million is due, in part, to the termination of the Aetna National Ancillary Services Agreement, effective April 12, 2000, an adverse change in the average wholesale price ("AWP") for certain anti-infective drugs (as discussed further below) and management's continued focus on more profitable core therapies. The infusion net revenue decrease was partially offset by an increase of approximately $5.7 million attributable to one of the company's capitated arrangements covering member lives in California (see Note 2 to the company's Consolidated Financial Statements for further details).

    Effective July 1, 2001, the AWP for a certain brand of the antibiotic drug Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $2.4 million or 21.4% to $8.8 million in 2001 from $11.2 million in 2000. The components of the net revenue reduction were an unfavorable pricing variance of $3.1 million related to the adverse AWP change offset by a favorable variance in volume, resulting in a net revenue increase of $0.7 million. See "Risk Factors" for further AWP discussion.

    Gross Profit. Gross profit decreased $8.8 million to $114.4 million (gross margin of 29.1%) in 2001 from $123.2 million (gross margin of 26.5%) in 2000. The gross margin percentage increase is primarily due to a favorable product/therapy mix and the sale of CPS, which had a lower gross margin percentage than that of the infusion business segment, thereby causing a lower blended consolidated percentage during the year ended December 31, 2000. However, commencing on July 1, 2001, there was an offsetting decrease in gross margin percentage due to reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company's operations. The components of gross margin are as follows (in millions):

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                               -------------------
                                                 2001       2000
                                               --------   --------
                    Infusion ................. $  113.8   $  113.5
                    CPS ......................       --        8.1
                    CTI ......................      0.6        1.6
                                               --------   --------
                    Total gross profit........ $  114.4   $  123.2
                                               ========   ========

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $6.5 million or 7.2% to $83.8 million in 2001 from $90.3 million in 2000. The decrease during the year ended December 31, 2001 is primarily due to approximately $4.7 million of SG&A expenses directly related to CPS personnel and other CPS related activities that were eliminated upon the divestiture of the CPS business segment and a decrease in expenses related to management incentive compensation of $10.7 million. In connection with the management incentive plans, the company recorded compensation expense of $2.9 million and $13.6 million for the years ended December 31, 2001 and 2000, respectively. The aforementioned expense decreases are partially offset by additional costs in 2001 of approximately $3.6 million to stabilize and enhance the company's sales force and approximately $1.9 million to improve the company-wide information systems and related data circuit lines. Moreover, the company incurred additional costs in 2001 to enhance its risk management profile and relocate its corporate headquarters.

 Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts is $17.5 million or 4.4% of net revenue in 2001 compared to $9.8 million or 2.1% of net revenue in 2000. The percentage increase is due to of the deterioration in cash collections and accounts receivable related to the consolidation of several of the company's infusion business Patient Financial Service Centers (reimbursement sites) during the year ended December 31, 2001 that resulted in the company recognizing additional expenses of $5.5 million (see "Liquidity and Capital Resources" and "Risk Factors" for a further discussion). The company also experienced poor cash collections in its durable medical equipment operations and correspondingly higher write-offs in 2001, including a contract dispute with an HMO plan resulting in approximately $0.6 million of bad debt expense. Moreover, the 2001 bad debt expense percentage is higher than 2000 due to the disposition of CPS, which had a lower bad debt experience rate than that of the infusion business segment, thereby causing a lower blended consolidated effective rate during the year ended December 31, 2000. Lastly, the company experienced a bad debt recovery of $0.3 million during the year ended December 31, 2000.

    Restructuring Cost (Recovery) Expense. During the year ended December 31, 2001, the company recognized restructuring cost recoveries of approximately $0.7 million, primarily related to the assumption of one of the company's real property leases by a third party and certain changes in estimates attributable to severance liabilities. Net restructuring cost recoveries of $0.3 million during the year ended December 31, 2000 resulted from management's reevaluation of the reserves necessary to complete its restructuring plans. Such items were previously reserved for as part of accrued merger and restructuring costs. See
Note 6 to the company's Consolidated Financial Statements for further details.

    Loss on Impairment of Long-Lived Assets. During the years ended December 31, 2001 and 2000, Coram recognized impairments of goodwill and other long-lived assets (primarily goodwill) of $3.3 million and $8.3 million, respectfully. These impairment charges resulted primarily from recurring operating losses or substandard financial performance at the infusion branches to which the associated goodwill and other long-lived assets related. See Note 2 to the company's Consolidated Financial Statements for further details.

    Interest Expense. Interest expense decreased $20.1 million to $6.7 million in 2001 from $26.8 million in 2000. The decrease is primarily due to (i) reduced outstanding borrowings on revolving credit arrangements and (ii) the non-recognition of interest expense related to the Series A Notes and the Series B Notes in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring (see notes 8 and 11 to the company's Consolidated Financial Statements for further details), and the non-recognition criteria for interest expense established pursuant to SOP 90-7. These decreases are partially offset by the recognition of approximately $5.9 million of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully discussed in Note 9 to the company's Consolidated Financial Statements for further details.

    Gains on Sales of Businesses. During 2000, the company recorded gains on sales of businesses of approximately $18.6 million consisting primarily of the gain on the sale of the CPS business and the receipt of a contingent earn-out payment relating to one of the company's operating subsidiaries. See Note 5 to the company's Consolidated Financial Statements for further details.

    Other Income, Net. In 2001, the company recognized $0.8 million in other income, compared to $3.0 million in 2000. The 2001 amount is principally equity in net income of unconsolidated joint ventures. The 2000 amount is primarily attributable to the recovery of a non-operating receivable of approximately $2.0 million, the receipt of approximately $1.0 million in life insurance proceeds and $0.8 million in equity in net income of unconsolidated joint ventures, offset by the recognition of a $0.7 million reserve for an escrow deposit receivable related to the 1997 sale of the company's lithotritpsy business.

    Reorganization Expenses, Net. In the year ended December 31, 2001, the company recognized $14.4 million in net reorganization expenses compared to $8.3 million in the year ended December 31, 2000 related to the Debtors' Chapter 11 bankruptcy proceedings. The principal reason for the increased reorganization expenses is the commencement of the company's bankruptcy proceedings in third quarter of the year ended December 31, 2000 and the continuation of such proceedings during the entire year ended December 31, 2001. These expenses include, but are not limited to, professional fees, expenses related to employee retention plans, a $1.8 million success bonus in 2000, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 3 to the company's Consolidated Financial Statements for further details.

    Income Tax Expense. See Note 9 to the company's Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

    Loss on Disposal of Discontinued Operations. For the year ended December 31, 2001, Coram recorded a $0.3 million Loss from Disposal of Discontinued Operations related to certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries. The 2000 net charge of $0.7 million includes additional reserves for litigation and other wind-down costs, net of certain insurance recoveries, facility cost reserve reductions resulting from the Debtors' bankruptcy proceedings, reserve adjustments due to changes in the estimated amounts of legal and professional fees necessary to complete R-Net's Chapter 11 bankruptcy proceedings and a $0.5 million settlement with the Debtors for a substantive consolidation matter. See Notes 4 and 13 to the company's Consolidated Financial Statements for further details.

    Extraordinary Gains on Troubled Debt Restructurings. With approvals from the Bankruptcy Court, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock and, as a result, recognized extraordinary gains of approximately $20.7 million in 2001 and $107.8, net of $0.4 million of income taxes, in 2000. See Note 8 to the company's Consolidated Financial Statements for further details.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Net Revenue. Net revenue decreased $56.4 million or 10.8% to $464.8 million in 2000 from $521.2 million in 1999. The decrease is primarily due to a decrease in CPS net revenue of approximately $25.2 million as a result of the sale of the CPS business on July 31, 2000, a decrease in infusion net revenue due, in part, to the termination of its National Ancillary Services Agreement with Aetna and company initiatives to focus on core therapies.

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

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                                   -------------------
                                                      2000      1999
                                                   --------- ---------
                     Infusion ..................   $   113.5 $    99.9
                     CPS .......................         8.1      11.3
                     CTI .......................         1.6       1.1
                                                   --------- ---------
                     Total gross profit ........   $   123.2 $   112.3
                                                   ========= =========

    Selling, General and Administrative ("SG&A") Expenses. SG&A decreased $6.5 million or 6.7% to $90.3 million in 2000 from $96.8 million in 1999. The decrease during the year ended December 31, 2000 is primarily due to approximately $4.9 million of SG&A expenses directly related to CPS personnel and other CPS related activities that were eliminated upon the divestiture of the CPS business segment effective July 31, 2000. In addition, certain cost reduction programs were implemented in December 1999 contributing to the favorable expense decrease in 2000. Offsetting the 2000 decrease was an increase in incentive compensation due to certain bonus plans implemented in 2000. In 1999, the recovery of a note receivable of approximately $1.8 million favorably impacted expenses for the year.

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

    Other Income, Net. In 2000, the company recognized $3.0 million in other income, compared to $0.7 million in 1999. The increase is primarily due to recovery of a non-operating receivable of approximately $2.0 million and the receipt of approximately $1.0 million in life insurance proceeds, offset by the recognition of a $0.7 million reserve for an escrow deposit receivable related to the 1997 sale of the company's lithotritpsy business.

    Reorganization Expenses, Net. In 2000, the company recognized $8.3 million in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings. These expenses include, but are not limited to, professional fees, expenses related to success and retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities and other expenditures during the Chapter 11 proceedings. See Note 3 to the company's Consolidated Financial Statements.

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

                                                                            2001 QUARTER ENDED
                                                          ------------------------------------------------
                                                           DEC. 31      SEPT. 30     JUN. 30      MAR. 31
                                                          ---------    ---------    ---------    ---------
Net revenue ...........................................   $ 106,183    $  93,762    $  98,938    $  94,746
Cost of service .......................................      71,966       68,651       69,160       69,498
                                                          ---------    ---------    ---------    ---------
Gross profit ..........................................      34,217       25,111       29,778       25,248
Operating expenses:
   Selling, general and administrative expenses .......      22,714       19,383       21,063       20,676
   Provision for estimated uncollectible
     accounts .........................................       8,746        2,859        3,024        2,904
   Amortization of goodwill ...........................       2,549        2,424        2,425        2,424
   Restructuring cost (recovery) expense ..............         (96)          --          (21)        (562)
   Losses on impairments of long-lived assets .........       3,255           --           --           --
                                                          ---------    ---------    ---------    ---------
           Total operating expenses ...................      37,168       24,666       26,491       25,442
                                                          ---------    ---------    ---------    ---------
Operating income (loss) from continuing
  operations ..........................................      (2,951)         445        3,287         (194)
Other income (expenses):
  Interest income .....................................         146          113          499          458
  Interest expense ....................................        (368)      (4,072)      (1,627)        (585)
  Equity in net income of unconsolidated joint
     ventures .........................................           3          259          294          174
  Gains on sales of businesses ........................          --           --           --           --
  Gains (losses) on dispositions of property
     and equipment, net ...............................          (4)          (1)          34          (28)
  Other income, net ...................................          13           10            3           29
                                                          ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  reorganization expenses, income taxes, minority
  interests and extraordinary gains on troubled
  debt restructurings .................................      (3,161)      (3,246)       2,490         (146)
Reorganization expenses, net ..........................       4,394        3,739        3,444        2,820
                                                          ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes, minority interests and
  extraordinary gains on troubled debt
  restructurings ......................................      (7,555)      (6,985)        (954)      (2,966)
  Income tax expense ..................................          --           50           50           50
  Minority interests in net income (loss) of
    consolidated joint ventures .......................         222           75          135          199
                                                          ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary gains on troubled debt
  restructurings ......................................      (7,777)      (7,110)      (1,139)      (3,215)
                                                          ---------    ---------    ---------    ---------
Discontinued Operations:
  Income (loss) from disposal .........................        (250)          --           --           --
                                                          ---------    ---------    ---------    ---------
Total discontinued operations .........................        (250)          --           --           --
                                                          ---------    ---------    ---------    ---------
Extraordinary gains on troubled debt
  restructurings, net of tax ..........................      20,706           --           --           --
                                                          ---------    ---------    ---------    ---------
Net income (loss) .....................................   $  12,679    $  (7,110)   $  (1,139)   $  (3,215)
                                                          =========    =========    =========    =========
Earnings (Loss) Per Share
  Basic:
    Income (loss) from continuing operations ..........   $   (0.17)   $   (0.14)   $   (0.02)   $   (0.06)
    Income (loss) from discontinued operations ........       (0.01)          --           --           --
    Extraordinary gains on troubled debt
       restructurings .................................        0.42           --           --           --
                                                          ---------    ---------    ---------    ---------
    Net income (loss) per common share ................   $    0.24    $   (0.14)   $   (0.02)   $   (0.06)
                                                          =========    =========    =========    =========
  Diluted:
    Income (loss) from continuing operations ..........   $   (0.17)   $   (0.14)   $   (0.02)   $   (0.06)
    Income (loss) from discontinued operations ........       (0.01)          --           --           --
    Extraordinary gains on troubled debt
       restructurings .................................        0.42           --           --           --
                                                          ---------    ---------    ---------    ---------
       Net income (loss) per common share .............   $    0.24    $   (0.14)   $   (0.02)   $   (0.06)
                                                          =========    =========    =========    =========

                                                                           2000 QUARTER ENDED
                                                             ------------------------------------------------
                                                             DEC. 31      SEPT. 30     JUN. 30      MAR. 31
                                                             ---------    ---------    ---------    ---------
Net revenue ...........................................      $  96,934    $ 102,866    $ 130,224    $ 134,796
Cost of service .......................................         69,265       75,667       96,069      100,655
                                                             ---------    ---------    ---------    ---------
Gross profit ..........................................         27,669       27,199       34,155       34,141
Operating expenses:
   Selling, general and administrative expenses .......         19,711       22,109       25,053       23,456
   Provision for estimated uncollectible
     accounts .........................................           (375)       3,357        3,548        3,243
   Amortization of goodwill ...........................          2,557        2,562        2,530        2,578
   Restructuring cost (recovery) expense ..............           (322)          --           --           --
   Losses on impairments of long-lived assets .........          8,323           --           --           --
                                                             ---------    ---------    ---------    ---------
           Total operating expenses ...................         29,894       28,028       31,131       29,277
                                                             ---------    ---------    ---------    ---------
Operating income (loss) from continuing
  operations ..........................................         (2,225)        (829)       3,024        4,864
Other income (expenses):
  Interest income .....................................            502          195          135          159
  Interest expense ....................................         (6,475)      (6,866)      (6,771)      (6,676)
  Equity in net income of unconsolidated joint
     ventures .........................................             61          322          117          259
  Gains on sales of businesses ........................            193       18,456           --           --
  Gains (losses) on dispositions of property
     and equipment, net ...............................           (126)         (82)           9          (25)
  Other income, net ...................................          2,396           13           53           11
                                                             ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  reorganization expenses, income taxes, minority
  interests and extraordinary gains on troubled
  debt restructurings .................................         (5,674)      11,209       (3,433)      (1,408)
Reorganization expenses, net ..........................          6,459        1,805           --           --
                                                             ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes, minority interests and
  extraordinary gains on troubled debt
  restructurings ......................................        (12,133)       9,404       (3,433)      (1,408)
  Income tax expense ..................................             --           75           75          100
  Minority interests in net income (loss) of
    consolidated joint ventures .......................            105          129          356          (19)
                                                             ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary gains on troubled debt
  restructurings ......................................        (12,238)       9,200       (3,864)      (1,489)
                                                             ---------    ---------    ---------    ---------
Discontinued Operations:
  Income (loss) from disposal .........................          2,495          324          (98)      (3,383)
                                                             ---------    ---------    ---------    ---------
Total discontinued operations .........................          2,495          324          (98)      (3,383)
                                                             ---------    ---------    ---------    ---------
Extraordinary gains on troubled debt
  restructurings, net of tax ..........................        107,772           --           --           --
                                                             ---------    ---------    ---------    ---------
Net income (loss) .....................................      $  98,029    $   9,524    $  (3,962)   $  (4,872)
                                                             =========    =========    =========    =========
Earnings (Loss) Per Share
  Basic:
    Income (loss) from continuing operations ..........      $   (0.25)   $    0.18    $   (0.08)   $   (0.03)
    Income (loss) from discontinued operations ........           0.05         0.01           --        (0.07)
    Extraordinary gains on troubled debt
       restructurings .................................           2.17           --           --           --
                                                             ---------    ---------    ---------    ---------
    Net income (loss) per common share ................      $    1.97    $    0.19    $   (0.08)   $   (0.10)
                                                             =========    =========    =========    =========
  Diluted:
    Income (loss) from continuing operations ..........      $   (0.25)   $    0.17    $   (0.08)   $   (0.03)
    Income (loss) from discontinued operations ........           0.05         0.01           --        (0.07)
    Extraordinary gains on troubled debt
       restructurings .................................           2.17           --           --           --
                                                             ---------    ---------    ---------    ---------
       Net income (loss) per common share .............      $    1.97    $    0.18    $   (0.08)   $   (0.10)
                                                             =========    =========    =========    =========

    The quarterly results have historically varied based upon unusual and infrequently occurring charges. See Note 15 to the company's Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

    Bankruptcy Proceedings. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000. Following the filing of the voluntary Chapter 11 petitions, the Debtors commenced operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. None of the company's other subsidiaries is a debtor in the proceeding. Although the filing of the Chapter 11 cases constitutes defaults under the company's principal debt instruments, Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. See
Note 3 to the company's Consolidated Financial Statements.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2001 and 2000 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

    Credit Facilities and Letters of Credit. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. Effective February 6, 2001, the lenders thereto and the company terminated the Senior Credit Facility. See Note 8 to the company's Consolidated Financial Statements for further details.

    The Debtors entered into a secured debtor-in-possession ("DIP") financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility and the Securities Exchange Agreement), as of August 30, 2000. The agreement provided that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP financing agreement. The DIP financing agreement expired by its terms on August 31, 2001 with the company making no draw-downs thereunder through the term of the financing. See Note 8 to the company's Consolidated Financial Statements for further details.

    Pursuant to an order of the Bankruptcy Court in February 2001, the company established certain letters of credit aggregating $2.1 million through Wells Fargo Bank Minnesota, NA ("Wells Fargo"). Such letters of credit have been reduced to approximately $1.1 million at December 31, 2001 and are fully secured by interest-bearing cash deposits of the company held by Wells Fargo. Due to certain hemophilia and intravenous immunoglobulin product shortages and the pendency of the Debtors' bankruptcy proceedings, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients' medical needs. Subsequent to December 31, 2001, the irrevocable letters of credit were reduced to approximately $0.9 million and the maturity dates thereon were extended to February 2003.

         On December 31, 2001, the Securities Exchange Agreement was amended ("Amendment No. 5") and an Exchange Agreement was simultaneously executed. Pursuant to such arrangements, Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders") agreed to exchange $21.0 million aggregate principal amount of the Series A Senior Subordinated Unsecured Notes and approximately $1.9 million of contractual unpaid interest thereon as of December 31, 2001 for approximately
189.6 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 11 to the company's Consolidated Financial Statements for further details regarding the preferred stock). Pursuant to Amendment No. 5, the scheduled maturity dates related to the Series A Senior Subordinated Unsecured Notes and the Series B Senior Subordinated Unsecured Convertible Notes have both been modified to June 30, 2002.

    General. The company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a proposed plan of reorganization. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993, known as "Stark II," and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

    Cash and Cash Equivalents. Cash and cash equivalents decreased $6.0 million to $21.3 million at December 31, 2001 compared to $27.3 million at December 31, 2000.

    Net cash provided by operating activities was approximately $3.4 million for the year ended December 31, 2001 compared to $42.6 million for the year ended December 31, 2000. The significant components of the operating cash flows are as follows (in millions):

                                                                                YEARS ENDED DECEMBER 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
                  Continuing operations after non-cash charges and
                    before gains on sales of businesses ...................   $     36,652    $     22,547

                  Changes in operating assets and liabilities, net:
                    Accounts receivable ...................................        (28,713)          3,490
                    Prepaid expenses, inventories and other assets ........         (1,112)          8,275
                    Current and other liabilities .........................          8,786          12,418

                  Cash basis restructuring costs ..........................         (1,039)         (3,076)
                  Cash used by reorganization items, net ..................        (10,776)         (1,581)
                  Miscellaneous, other ....................................           (381)            490
                                                                              ------------    ------------
                          Net cash provided by continuing
                           operations, net of reorganization items ........   $      3,417    $     42,563
                                                                              ============    ============

         (i) Continuing Operations After Non-cash Charges and Before Gains on Sales of Businesses. During the year ended December 31, 2001, continuing operations provided cash of approximately $36.7 million whereas during the year ended December 31, 2000 continuing operations provided approximately $22.5 million in cash. This increase is primarily due to management's continued focus on the company's core therapy mix, which provides a higher gross margin percentage to the company, and more efficient utilization of company resources toward profit generation. During the year ended December 31, 2000, the company was favorably impacted by a one-time payment of $1.0 million from a life insurance policy because the company was one of the beneficiaries under the policy.

         (ii) Accounts Receivable. During the year ended December 31, 2001, the accounts receivable activity utilized cash of approximately $28.7 million whereas the year ended December 31, 2000 accounts receivable activity provided cash of approximately $3.5 million. A decline in cash collections caused an increase in accounts receivable and an increase in the percentage of aged accounts receivable over 90 days past due (especially Medicare and Medicaid account balances). The cash collection shortfall in 2001 is principally attributable to the consolidation of several of the company's infusion business Patient Financial Service Centers (reimbursement sites) and related personnel turnover during the year ended December 31, 2001. Additionally, the company experienced poor cash collections in its durable medical equipment operations.

         (iii) Prepaid Expenses, Inventories and Other Assets. During the year ended December 31, 2001, prepaid expenses, inventories and other assets used cash of approximately $1.1 million whereas such activity for the year ended December 31, 2000 provided cash of approximately $8.3 million. This variance relates principally to inventories. During the year ended December 31, 2000, as part of an initiative to increase inventory turns and decrease excess inventories on hand, the company reduced inventories by $7.6 million. During the year ended 2001, inventories increased $0.8 million, primarily due to strategic purchases of blood factor product.

         (iv) Current and Other Liabilities. Included in current and other liabilities in the above table are accruals for income tax settlement related interest and management incentive compensation of $5.9 million and $14.7 million for 2001 and 2000, respectively. After removing the effects of these items, during the year ended December 31, 2001, current and other liabilities provided cash of approximately $2.9 million whereas during the year ended December 31, 2000 current and other liabilities used cash of approximately $2.3 million. This adjusted change principally relates to a $2.6 million increase in accounts payable in 2001 due to operational changes.

         (v) Cash Basis Restructuring Costs. Net cash used for restructuring costs was approximately $1.0 million and $3.1 million for the years ended December 31, 2001 and 2000, respectively. The decrease in cash expenditures is primarily due to a reduction in severance payments, which are subject to compromise under the Debtors' Chapter 11 proceedings, the assumption of one of the company's real property leases by a third party during 2001 and the expiration of certain other real property leases in 2001.

         (vi) Operating Cash Flows Used By Reorganization Items. Net cash used for reorganization was $10.8 million and $1.6 million during the years ended December 31, 2001 and 2000, respectively. The principal reason for the increased reorganization expenditures is the commencement of the company's bankruptcy proceedings in third quarter of the year ended December 31, 2000 and the continuation of such proceedings during the entire year ended December 31, 2001. These expenditures relate primarily to professional services, employee retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 3 to the company's Consolidated Financial Statements for further details.

    Net cash used in investing activities was $7.5 million for the year ended December 31, 2001 as compared to cash provided by investing activities of $37.8 million for the year ended December 31, 2000. During 2001, cash used in investing activities is primarily due to purchases of property and equipment of $7.6 million. Of this amount, $4.2 million relates to capital expenditures to upgrade Coram's company-wide information systems (see below for further discussion), $0.7 million relates to relocating the company's corporate office and $2.7 million relates to purchases of property and equipment in the normal course of business. Partially offsetting the 2001 cash used in investing activities was cash proceeds of approximately $0.1 million relating to the dispositions of property and equipment. In 2000, the company received net cash proceeds of $41.2 million from the sale of the CPS business and a $0.3 million contingent earn-out payment related to one of the company's operating subsidiaries. These amounts were offset by purchases of property and equipment in the normal course of business totaling $3.5 million and investments in joint ventures of $0.2 million.

    Net cash used in financing activities was $1.8 million and $56.0 million for the years ended December 31, 2001 and 2000, respectively. For 2001, cash used in financing activities included net deposits to collateralize the company's letters of credit of $1.1 million, debt repayments of $0.3 million and cash distributions paid to minority interests of $0.4 million. For 2000, cash used in financing activities included net debt repayments of $54.1 million (principally funded by the proceeds of the CPS disposition), debtor-in-possession financing fees of $0.5 million and cash distributions paid to minority interests of $1.4 million.

    Management believes that the net costs for the Debtors' reorganization and bankruptcy proceedings will result in significant use of cash for the year ending December 31, 2002. These items principally consist of professional fees and expenses and employee retention payments. Management believes that such costs will primarily be funded through cash provided by operations.

    The company sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally cash collections and earnings before interest expense, taxes, reorganization expenses, restructuring costs, depreciation and amortization), as well as, individual performance targets and objectives. On March 20, 2001, the Compensation Committee of the company's Board of Directors approved an overall award of approximately $13.6 million for the year ended December 31, 2000 for those individuals participating in the MIP. On September 10, 2001, the Bankruptcy Court approved payment of up to approximately $2.7 million for the 2000 MIP to all individuals participating in the MIP, except for the amounts due to Mr. Crowley, the company's Chief Executive Officer. In connection therewith, such payments to those individuals were made in September 2001. For the year ended December 31, 2001, the company recorded incremental MIP accruals of $2.9 million. Related to the Debtors' Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 3 to the company's Consolidated Financial Statements, confirmation of the Debtors' Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the company's Consolidated Financial Statements, will be proposed in a new plan of reorganization submitted by the Chapter 11 trustee or any other interested party. Payment of the remaining 2000 MIP amount and the entire 2001 MIP amount is subject to approval by the Debtors' Chapter 11 trustee and, if necessary, the Bankruptcy Court. If approved, the company intends to fund such payments with available cash balances and cash provided by operations.

    In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers ("D&O"), General and Professional Liability ("GLPL") and certain other risk management insurance policies. In connection therewith, in 2001 the Bankruptcy Court approved a motion made by the Debtors to enter into an insurance premium financing agreement with AICCO, Inc. to finance certain GLPL premiums. The company is incurring and anticipates incurring further insurance premium rate increases in 2002. No assurances can be given that the Debtors will be able to negotiate another financing arrangement or that the Chapter 11 trustee or the Bankruptcy Court will approve such an arrangement for 2002. Additionally, no assurances can be given that the Debtors will be able to obtain and/or maintain adequate D&O and GLPL insurance coverage in 2002 and beyond. In the event that the Debtors are unable to obtain and/or maintain such insurance at a price that will be economically viable, there could be a material adverse effect on the company's operations.

    The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be a part of R-Net's bankruptcy estate. While management does not expect that such amounts, if any, will be material to the financial condition or cash flows of the company, no assurances can be given as to an estimate of the company's aggregate future expenditures related to the Resource Network Subsidiaries' bankruptcy. See Notes 3, 4 and 13 to the company's Consolidated Financial Statements for further details.

    In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed an adversary complaint in the Bankruptcy Court against the Debtors, several non-debtor subsidiaries and certain current and prior directors and officers of the company seeking damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' proofs-of-claim against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believes that the complaint constitutes an attempt to circumvent the automatic stay protecting the estates of the Debtors; however, the non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations. The company notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers. Principally due to the early stages of this matter and the issues pending before the Bankruptcy Court, the company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier. An unfavorable outcome would have a material adverse impact on the company's financial position and liquidity. See Note 13 to the company's Consolidated Financial Statements for further details.

    The Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll software package (the "Back Office") and related licenses are being procured. The total purchase price for such software and licenses will be approximately $1.2 million, of which $0.7 million was paid during 2001 and the remaining balance is accrued in the company's Consolidated Balance Sheets. Substantial internal and external costs have been and will continue to be incurred to implement this software. In 2001, the company also purchased certain hardware necessary to run the new information systems for approximately $1.2 million. Additional hardware components are required in order to make the new software suite fully functional and, in connection therewith, in 2002 the company is purchasing approximately 270 new desktop computers and 60 printers for approximately $0.3 million. During the second half of 2001, management commenced negotiations with a third party vendor to upgrade and/or replace its billing, accounts receivable, clinical and pharmacy systems (the "Front Office"). Management anticipates significant internal/external expenditures and commitments to upgrade and/or replace the Front Office systems during 2002 and 2003. The company intends to fund its current and future information system capital requirements with its available cash balances and cash provided by operations.

    Coram reached a tentative settlement agreement with the Internal Revenue Service to resolve a dispute regarding certain tax refunds previously received by the company. The settlement, if approved by the Joint Committee of Taxation, the Debtors' Chapter 11 trustee and, if necessary, the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $7.7 million at April 12, 2002. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment payment plan with the Internal Revenue Service with respect to the proposed settlement amount or if the Joint Committee of Taxation, the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected. See Note 9 to the company's Consolidated Financial Statements for further details.

    Management cannot predict whether any future objections of the Official Committee of the Equity Security Holders or other interested parties in the Debtors' bankruptcy proceedings will be forthcoming. Outcomes unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 3 and 13 to the company's Consolidated Financial Statements.

    As discussed in Item 1. under "Government Regulation," the Balanced Budget Act of 1997 (the "BBA") required Part A certified home health agencies, as a condition of their participation in Part A of the Medicare program, to post surety bonds. The bonds are to be used to secure performance and compliance with Medicare program rules and requirements. The Medicare, Medicaid and SCHIP

Balanced Budget Refinement Act of 1999 (the "BBRA") modified the annual surety bond amounts for home health agencies to require the lesser of 10% of the amount Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Financing Administration) reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after the publication of the final rule. Management believes, based upon currently available information derived from its discussions with surety bond brokers and organizations that issue surety bonds, that the necessary bonds will not be generally available to home health providers until CMS revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of April 12, 2002, the company had only one Medicare certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Part B suppliers. Virtually all of Coram's branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being reviewed by state Medicaid programs, and at least one state requires Medicaid suppliers to maintain a surety bond. However, there are currently no federal surety bond requirements. If such a requirements become effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. Such bond amounts may be funded in whole or in part through cash generated from operations. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting a bonding requirement may be to obtain bonds through a qualified insurance carrier. No assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements, when finalized.

    Working capital at December 31, 2001 is a deficit of $76.2 million compared to working capital deficit of $97.1 million at December 31, 2000, a reduction in the working capital deficit of $20.9 million. The change in working capital is primarily due to a decrease in liabilities relating to liabilities subject to compromise resulting from the exchange of $21.0 of the company's Series A Notes for Coram, Inc. Series A Cumulative Preferred Stock (see Notes 8 and 11 to the company's Consolidated Financial Statements for further details) and an $11.2 million increase in net accounts receivable. The aforementioned favorable working capital increases are partially offset by a $6.0 million decrease in cash and cash equivalents, a $2.6 million increase in accounts payable, a $1.7 million increase in accrued compensation and related liabilities and a $2.9 million increase in administrative costs from the Debtors' bankruptcy proceedings.

    The principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the United States Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek infusion pumps used by Coram. Beginning in January 2000, Coram's fleet of approximately 5,000 Sabratek 6060 Homerun pumps began to experience malfunctions and failures of various sorts due to inherent flaws in the design of the pump. Pumps needing repair were sent back to Sabratek for repair at no cost due to a five-year warranty on pump repairs that was part of the underlying contract. Repairs have been made to these pumps and management believes the pump lives have been extended. Management expects that Baxter will extend the period during which it will produce the related tubing and infusion sets necessary for operation of the 6060 Homerun pumps; however, no assurances can be made that Baxter will make such an extension. In a separate matter, Baxter announced that effective March 2003 it will cease production of Sabratek 3030 pumps and related tubing and infusion sets necessary for repairs and operation of these pumps. Management is currently evaluating the company's options regarding the fleet of approximately 3,000 Sabratek 3030 pumps, including the purchase or leasing of new technology. Although management believes that the company will be able to replace the Sabratek 3030 pumps, no assurances can be given that the sufficient cash generated by operations or other sources of funding will be available.

    Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lapse between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and the time that the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core therapies, the need for working capital increase due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from the company's accounts receivable may not be sufficient to cover the expenses associated with its business growth.

Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Services Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better more consistent service. The transition was accomplished in stages, commencing April 1, 2001 and ending July 2001. Management had taken certain actions to mitigate the potential shortfall in cash collections during and after the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. Notwithstanding management's efforts, the company experienced deterioration in its DSO since the commencement of the reimbursement consolidation plan and a substantial growth in account receivable. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections after the transition period or that the aforementioned deterioration in DSO and accounts receivable will not continue. See also Item 4. under the caption "Risk Factors." If Coram continues to experience a significant increase in its accounts receivable, the company's liquidity could be materially adversely affected.

RISK FACTORS

    Coram may not be able to continue as a going concern.

    The company's ability to continue operations is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurances that any plan of reorganization will be approved by the Bankruptcy Court or that such a plan will allow the company to operate profitably. Any plan of reorganization and other actions during the Chapter 11 proceedings could change materially the financial condition and/or outlook of the company. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 filings and there can be no assurances that the amounts available from cash flows from operations or available cash balances will be sufficient to fund the operations of the company or that other financing instruments will not be necessary during the pendency of the Debtors' bankruptcy proceedings. In addition, the company may experience difficulty in attracting and maintaining patients and appropriate personnel as a result of the Chapter 11 proceedings.

    Under the Stark II law, Coram may not be able to maintain certain equity requirements in order to be able to avoid disruption in accepting referrals of certain patients from physicians who may own shares of Coram common stock.

    Coram is aware that certain referring physicians (or their immediate family members) have, from time to time, owned shares of its common stock. A federal law, known as Stark II, prohibits a physician from making Medicare or Medicaid referrals for certain "designated health services," including durable medical equipment, parenteral and enteral nutrition therapy and outpatient prescription drugs, to entities with which the physician or an immediate family member has a financial relationship, unless an exception to the law is available. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. The company currently meets the public company exception based on stockholders' equity at December 31, 2001. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2001, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances, upon the referring physician. Some of such penalties can be imposed regardless of whether the company intended to violate the law. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Ceasing to accept such referrals could materially adversely affect the company's financial condition and business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

    Coram's future profitability is not certain which could adversely affect the company's continued operations and stock price.

    Numerous factors have affected Coram's performance and financial condition to date, including, among others: (i) ongoing pricing pressure in the infusion therapy business as a result of a shift in payer mix from private indemnity insurance to managed care and governmental payers, and intense competition among infusion providers; (ii) increased competition from hospitals and physicians who have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by Coram; and (iii) increased competition from hospitals and physicians which have entered into risk-sharing relationships with third-party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by Coram. There can be no assurances that the foregoing factors will not continue to have an adverse effect on the company's financial condition and results of operations in the future.

    The outcome of pending bankruptcy and legal proceedings could adversely affect Coram's business.

    As described in Item 3. Legal Proceedings, Coram is involved in several legal disputes. Additionally, Coram Healthcare Corporation and Coram, Inc. are currently in Chapter 11 bankruptcy proceedings. Even though Coram intends to pursue its claims and defend itself vigorously in these matters, the company cannot predict the outcome of current and future matters due to the uncertainties inherent in litigation and bankruptcy proceedings. Pending the submission of a plan of reorganization by the Chapter 11 trustee or another interested party and its approval by the Bankruptcy Court and the outcome of certain legal disputes, the financial condition, results of operations and liquidity of the company may be materially adversely affected.

    The company may not be able to repay or refinance its significant outstanding indebtedness.

    Following the second exchange of debt for Coram, Inc. Series A Cumulative Preferred Stock, Coram had approximately $132.3 million outstanding long-term debt in the form of Series A Notes and Series B Notes at an interest rate of 9.0% per annum, maturing on June 30, 2002. The effects of a plan of reorganization submitted by the Chapter 11 trustee or another interested party, subject to approval by the Bankruptcy Court, could materially adversely impact the company's financial condition, results of operations and liquidity. See Item
7. "Liquidity and Capital Resources" and Note 8 to the company's Consolidated Financial Statements.

    Coram may not be able to meet its increased cash requirements.

    Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance in billing and cash collection methods, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were being eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardized "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition was accomplished in stages commencing April 1, 2001 and ending July 2001. Management had taken certain actions to mitigate the potential shortfall in cash collections during and after the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. Notwithstanding management's efforts, the company experienced deterioration in its days sales outstanding ("DSO") since the commencement of the reimbursement consolidation plan and a substantial growth in accounts receivable. No assurances can be given that the consolidation of the company's Patient Financial Services Centers will be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections after the transition period or that the aforementioned deterioration in DSO and accounts receivable will not continue.

    Coram has experienced pressures from vendors to shorten payment terms for needed drugs and supplies. Noncompliance with terms could result in the company not having access to the necessary drugs and supplies to maintain or grow its present business. In addition, Coram relies heavily on the collection of third party payments from insurance providers to pay these vendors. In connection therewith, it is imperative that the company maintain tightly controlled cash collection and billing practices. There can be no assurances that third party payers will not extend the time in which they pay Coram for its services. Furthermore, there can be no assurances that the decline in cash collections related to the closure and consolidation of several reimbursement sites in 2001 will not continue. Any continued disruption in cash collections, either due to changes in third party payment practices or decreases resulting from the closure and consolidation of Coram's reimbursement sites would cause additional liquidity pressures on the company.

    Coram may not be able to meet its capital requirements.

    Coram is currently not party to a debtor-in-possession or similar financing arrangement and therefore is reliant upon cash generated from operations and available cash resources as its sole sources of working capital and funding for investing activities such as, the upgrade of its company-wide information technology systems. Management believes that sufficient cash needed to meet its operating and investing requirements will be generated from operations and, if necessary, additional financing facilities. However, no assurances can be given that such new financing facilities can be obtained by Coram on economically viable terms and conditions or that sufficient cash flow from operations will be generated. In the event that the company is not able to obtain a financing arrangement or generate sufficient cash flows from operations to fund its current and future commitments, the company's liquidity and financial position could be materially adversely affected.

    Coram's implementation of, and significant modifications to, its company-wide information systems could have a disruptive effect on related transaction processing, financial reporting, revenue generation, billing and cash collections and the quality of patient care.

    During the second half of the year ended December 31, 2001, Coram began the implementation of its new Back Office software solution (see Item 7. "Liquidity and Capital Resources" for further details). Coram completed the successful implementation of the new financial systems (principally general ledger, fixed assets and accounts payable) on April 1, 2002. The materials management and procurement systems are scheduled to be implemented during the second quarter of 2002 and the human resource and payroll systems are scheduled to be implemented in the third quarter of 2002. Management believes that the risks associated with implementing the Back Office systems are mitigated due to the fact that the company is utilizing a purchased software suite and will make little or no enhancements to the product. However, if there are significant disruptions to Back Office transaction processing, management's ability to report, analyze and utilize data for purposes of making proactive business decisions and complying with various financial reporting requirements could be adversely impacted.

    Currently, the Front Office (see Item 7. "Liquidity and Capital Resources" for further details) software project is in the definition stage. Management anticipates that the Front Office project will be implemented in stages, with final completion in the fourth quarter of 2003. This project involves the replacement of Coram's intake, admissions, nurse scheduling, clinical pathways, pharmacy, order entry, contract, billing and accounts receivable systems, all of which support the delivery of patient care. In order to satisfy the company's business requirements, Coram intends to purchase and highly customize a vendor product to replace the existing Front Office systems. In order to mitigate risk, management intends to diligently define and test the new systems prior to implementation. However, no assurances can be given that the new Front Office systems will ultimately serve the company's business requirements or that implementation of these systems will not cause material business disruptions. In the event that there are complications upon implementing these systems, the company's ability to maintain and improve the quality of its patient care, generate revenue, and bill and collect its accounts receivable may be impaired. These circumstances could materially adversely affect the company's financial position and liquidity.

    Coram may be unable to respond to technological change effectively.

    Coram's business is dependent on physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Intravenous administration is often the most appropriate method for treating critically ill patients and is often the only way to administer proteins and biotechnology drugs. Nonetheless, technological advances in drug delivery systems, the development of therapies that can be administered orally, such as protease inhibitors for the treatment of persons with HIV/AIDS, and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact Coram's business.

    Coram's financial position and liquidity may be adversely affected by the outcome of current negotiations with the Internal Revenue Service.

    Coram has reached a tentative settlement agreement with the Internal Revenue Service to resolve a dispute regarding certain tax refunds previously received by the company. The settlement, if approved by the Joint Committee of Taxation, the Debtors' Chapter 11 trustee and, if necessary, the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $7.7 million at April 12, 2002. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment payment plan with the Internal Revenue Service with respect to the proposed settlement amount or if the Joint Committee of Taxation, the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected. See Note 9 to the company's Consolidated Financial Statements for further details.

    Average Wholesale Price ("AWP") changes may trend in a direction that is adverse to net revenue and profitability.

    For most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the AWP of the drugs as published by commercial pricing services. For example, the Medicare program's allowable payment amount is generally 95 percent of the published AWP of a drug. AWP is an industry term that is typically understood to represent a suggested price for wholesale sales to pharmacies. The AWP does not necessarily reflect the price paid by either pharmacies or other end-user purchasers.

    In the last several years, state and federal government enforcement agencies have conducted ongoing investigations of manufacturers' practices with respect to AWP in which they have suggested that "inflated" AWPs have led to excessive government payments for prescription drugs and biologicals. Several private lawsuits have also been filed against manufacturers based on similar allegations. As a result of these investigations, federal and state policymakers have begun to question the appropriateness of continuing to reimburse for drugs and biologicals under federal programs using AWP-based methodologies.

    For example, the Medicare, Medicaid and SCHIP Benefits and Improvement and Protection Act of 2000 ("BIPA") required the General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and their related services. The Secretary of Health and Human Services is required to revise the current Medicare payment methodologies for covered drugs and biologicals and related services based on the GAO's recommendations. Similarly, on November 14, 2001, members of the House Commerce Committee outlined a proposal to the Centers for Medicare and Medicaid Services administrator for a proposed new methodology under which payments for drugs and biologicals would be based on a new "average sales price" concept, which would be intended to more accurately reflect providers' actual acquisition cost for drugs and biologicals. A number of other legislative proposals to revise the Medicare payment methodology for drugs have been introduced.

    In addition, as part of the government investigation of AWP described above, the Department of Justice and states' attorneys general developed "revised" AWPs for a number of drugs and biologicals which are generally lower than those published by commercial services. The Medicare program proposed that these revised AWPs be used in determining reimbursement amounts, but this proposal was withdrawn in light of the BIPA provisions described above. According to a recent report by the Department of Health and Human Services Office of Inspector General, however, approximately 30 state Medicaid programs are using the revised AWPs to establish reimbursement amounts for some of the listed drugs and biologicals in certain patient care settings.

    There can be no assurances that government or private healthcare programs will continue to reimburse for drugs and biologicals based on current AWP-based methodologies, or that future AWPs or revised AWPs, or other payment methods will reflect acquisition prices available to purchasers such as the company. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, the product margins that the company receives may be reduced and, in many cases, may be inadequate when combined with service fees to cover the cost of clinical services and overhead expenses associated with the delivery and administration of the drugs and biologicals. This circumstance could produce a material adverse impact on the company's overall profit margins.

    For example, effective July 1, 2001, the margins between Coram's reimbursement rates and the costs of certain anti-infective drugs, primarily a brand of the drug Vancomycin, were significantly decreased as a result of the reductions in AWP reimbursement rates. To mitigate the decrease of net revenue from the resulting decrease in AWP reimbursement, the company made modifications to its drug purchasing formulary. While the company is implementing changes to reduce the adverse effect on net revenue and the direct impact on profitability, no assurances can be made that the company will be successful in implementing these changes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

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

    Coram's vendor relationships are highly concentrated.

    The company maintains certain critical third party vendor relationships with Cardinal Health, Inc. and Baxter Healthcare Corporation. The combined aggregate purchases from these two vendors accounted for approximately 53% of the total activity for the year ended December 31, 2001. Although management considers its relationships with these two important drug and supplies vendors to be good and stable, there can be no assurances that such relationships will continue. Should either of these vendors elect not to provide drugs and supplies to the company on a recurring basis, there would likely be a significant disruption to the company's business and the results of operations could be adversely impacted until such time as a replacement vendor could be identified. Moreover, there could be no assurances that the pricing structure that the company currently enjoys could be matched by a replacement vendor. Additionally, if the company's patient census declines, the company may be unable to meet volume commitments with certain vendors, thereby causing additional price increases on some contracts. Further, declines in patient census could result in a breach of a contract that could have significant negative financial impact to the company. It could also erode the positive image management has developed with the vendor community and adversely impact the company's ability to leverage its purchasing activity with new vendors.

    Reduced reimbursement rates Coram receives from persons covered under benefit plans funded by governmental or managed care payers could have a material adverse effect on the company's business, financial condition and results of operations.

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

    Due to the nature of factor manufacturing processes, intermittent product shortages may be experienced from time to time, which may make it difficult for Coram to meet the needs of its patients and may have an adverse impact on Coram's future results of operations. These shortages could be due to insufficient donor pools, failed production lots, contamination, etc. Moreover, a single patient's requirements may, at any given time, expend what would otherwise be adequate inventory for multiple patients. During March 2001, the company began experiencing difficulties obtaining recombinant factor VIII (rVIII) due to a nationwide shortage of this product which was precipitated by Federal Drug Administration requirements exceeding the expectations of manufacturing. Coram currently has a supply of this factor product in inventory to meet immediate patient demands; however, management is proactively taking steps to secure inventory of this product at levels sufficient to meet anticipated future demands. Under normal circumstances, limited allocations of products from manufacturers greatly impact the company's ability to expand its customer base, but management believes this current factor shortage is likely to impair the company's ability to grow this segment of its business.

    Coram is unable to determine future availability for repairs and service on pump inventory.

    The principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the United States Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek infusion pumps used by Coram. Beginning in January 2000, Coram's fleet of approximately 5,000 Sabratek 6060 Homerun pumps began to experience malfunctions and failures of various sorts due to inherent flaws in the design of the pump. Pumps needing repair were sent back to Baxter for repair at no cost due to a five-year warranty on pump repairs that was part of the underlying contract. Repairs have been made to these pumps and management believes the pump lives have been extended. Management expects that Baxter will extend the period during which it will produce the related tubing and infusion sets necessary for operation of the 6060 Homerun pumps; however, no assurances can be made that Baxter will make such an extension. In a separate matter, Baxter announced that effective March 2003 it will cease production of Sabratek 3030 pumps and related tubing and infusion sets necessary for repairs and operation of these pumps. Management is currently evaluating the company's options regarding the fleet of approximately 3,000 Sabratek 3030 pumps, including the purchase or leasing of new technology. Although management believes that the company will be able to replace the Sabratek 3030 pumps, no assurances can be given that a sufficient pump supply will be available or that the ultimate solution will be economically viable for the company. In the event that the company is unable to replace such pumps at an economically viable price, Coram's financial position and results of operations could be materially adversely affected.

    Consolidation in the healthcare industry could give increased pricing power to purchasers of the company's services and reduce the company's revenue and profits.

    Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing portion of the healthcare economy. Managed care plans have continued to consolidate to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. This increased pressure may require the company to reduce its prices or forfeit existing or new business, which could have a material adverse effect on its business, financial condition and results of operations.

    Coram faces significant competition and may not be able to compete successfully.

    Coram competes in the alternate site infusion therapy market, which is highly competitive. Some of Coram's current and potential competitors include:

         (i)      integrated providers of alternate site healthcare services;

         (ii)     hospitals;

         (iii) local providers of multiple products and services offered for the alternate site healthcare market; and

         (iv) physicians and physician-owned organizations, such as independent practice associations and multi-specialty group practices.

    Coram has experienced increased competition in its alternate site infusion therapy business from hospitals and physicians that have sought to increase the scope of services offered at or through their facilities or offices, including services similar to those offered by the company, and from hospitals and physicians that have entered into risk relationships with managed care organizations pursuant to which they have taken control of certain medical services, including the services offered by the company. Certain competitors in various markets may have superior financial, marketing or managerial resources, size, purchasing power or strategic relationships with providers, referral sources, such as physicians and hospital discharge planners, and traditional indemnity and managed care payers.

    There are relatively few barriers to entry in the infusion therapy services market. Local or regional companies are currently competing in many of the markets served by the company and others may do so in the future. Coram expects its competitors to continue to improve their service offerings and price competitiveness. Coram also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by Coram's competitors could cause a decline in sales, loss of market acceptance of Coram's services or price competition, or make the company's services less attractive. There can be no assurances that Coram will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on Coram's business, financial condition and results of operations. See Item 1. "Competition," and Item 7. "Business Strategy" and "Factors Affecting Recent Operating Results."

    The success of Coram's business is dependent on relationships with third parties.

    The profitability of Coram's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payers, hospitals, physicians, physician groups, home health agencies, long-term care facilities and other institutional health providers and insurance companies and large self-insured employers. A central feature of the company's business strategy is to improve its relationships with such third parties and with physicians and physician groups. There can be no assurances that the company will be successful in improving and maintaining such relationships or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of existing relationships such as the loss of its relationship with Aetna and its affiliated companies, or the failure to continue to develop and maintain ongoing relationships in the future could have a material adverse effect on the company's business, financial condition and results of operations. See Item 7. "Business Strategy."

    Coram may be unable to maintain sufficient Directors' & Officers' ("D&O") insurance, which could adversely affect its ability to retain qualified directors and officers.

    During the year ended December 31, 2001, Coram experienced significant increases in premiums related to D&O insurance, principally due to the ongoing bankruptcy proceedings and litigation matters involving directors and officers of the company. The company is experiencing similar increases in 2002. The company currently has adequate D&O coverage for the 2002 policy year and management believes that the company will be able to maintain its current level of coverage and that sufficient funding will be available to cover the increased premiums. However, in the event that the company is unable to maintain adequate D&O insurance coverage in future policy years, Coram may be unable to attract and retain qualified directors and officers, which could have a material adverse effect on the company's operations.

    Insurance may not be sufficient to cover losses from professional liability and products liability exposure.

    The services performed and products sold by Coram involve an inherent risk of professional and products liability. While the company maintains insurance consistent with industry practice, there can be no assurances that the amount of insurance currently maintained will satisfy any claims made against Coram or that it will be able to obtain insurance in the future at commercially reasonable rates or in adequate amounts. Coram cannot predict the effect that any such claims, regardless of their ultimate outcome, might have on its business or reputation or on its ability to attract and retain patients and employees.

    Coram's business may suffer if it is unable to retain key personnel.

    Coram is substantially dependent upon the services of its key executive officers, which include Daniel D. Crowley, Chairman and Chief Executive Officer and Allen J. Marabito, Executive Vice President, acting General Counsel and acting Secretary. The loss of the services of these executives could have a material adverse effect on the company. The company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of professional personnel. There can be no assurances that the company will be successful in its efforts to attract and retain such personnel.

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

    As a result of the Chapter 11 bankruptcy filings of the Debtors, the equity interests of the common stockholders are subject to a high degree of risk. Should a plan of reorganization similar to the Second Joint Plan of reorganization be approved, the complete elimination of the equity interests of CHC could occur. See Note 3 to the company's Consolidated financial Statements.

    There has historically been and may continue to be significant volatility in the market price for Coram's common stock. Factors include, but not are limited to, the Debtors' Chapter 11 bankruptcy proceedings, actual or anticipated fluctuations in Coram's operating results, new products or services introduced or new contracts entered into by the company or its competitors, conditions and trends in the healthcare industry including changes in government reimbursement policies, changes in financial estimates by securities analysts, general market conditions and other factors. These factors could cause the market price of Coram's common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of healthcare companies. These broad market fluctuations may adversely affect the market price of the company's common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company. There can be no assurances that such litigation will not occur in the future with respect to Coram. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon Coram's business, financial condition and results of operations.

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

    New laws and regulations are enacted from time to time to regulate new and existing services and products in the home infusion and home health industries. Changes in the law or new interpretations of existing laws could also have an adverse effect on the company's methods and costs of doing business. Further, Coram's failure to comply with such laws could adversely affect its ability to continue to provide, or receive reimbursement for, its equipment, products and services, and could also subject Coram and its officers and employees to civil and criminal penalties. There can be no assurances that the company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices or to expand the services currently provided at its existing branch offices.

    Set forth below is a more detailed discussion of certain factors related to federal and state regulation of Coram and its business.

    Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs, Coram is subject to federal and state laws and regulations governing its operations, arrangements with other providers and reimbursement procedures and practices. These laws include the federal anti-kickback statute, which prohibits the payment or receipt of any form of remuneration in return for referring business or patients to providers of services for which payments are made by a federal healthcare program. Violations of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") expanded the government's fraud and abuse elimination efforts. HIPAA, among other provisions, expands the government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payers; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; and enhances civil penalties by increasing the amount of fines permitted. The applicable federal laws also include prohibitions contained in Stark II, which prohibit referrals by physicians for designated health services, including outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services, if such physician has a disqualifying investment or compensation relationship with the supplier of such services and no exceptions apply. While Coram believes it has structured its financial relationships with physicians to comply with Stark II, a failure to comply with the provisions of Stark II could have a material adverse effect on the company. In addition, various federal laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment for services or otherwise engage in false billing practices.

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

    Medicare Certification. Federal regulations governing the Medicare program are also applicable to Coram's home health services. These regulations include an annual review of healthcare facilities and personnel and provide criteria for coverage and reimbursement. As of December 31, 2001, the company has one location certified by Medicare to provide home health services.

    Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. The company's management is aware of certain current audits and reviews with respect to prior reimbursements from Medicare and Medicaid. While management believes that the company is in compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

    Permits and Licensure. Many states require companies providing home infusion therapy products and services, home healthcare services and other products and services of the type offered by Coram to be licensed. Through its subsidiaries, Coram currently is licensed under state law to provide nursing services in 23 states and currently is licensed to provide pharmacy services in 40 states and one Canadian province.

    Certificates of Need. Many states require companies providing home healthcare services, home infusion therapy and other services of the type offered by Coram to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If Coram commences operations in a state, or expands its operations in a state where it is currently operating, and those operations require a certificate of need, the company will be required to obtain a certificate of need with respect to those operations. There can be no assurances that Coram would be able to obtain required certificates of need and the failure to obtain such certificates of need could adversely affect Coram's ability to grow its business.

    Healthcare Reform.

    The healthcare industry continues to undergo significant changes driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The impact of third-party pricing pressures and low barriers to entry have dramatically reduced profit margins for healthcare providers. Continued growth in managed care and capitated plans have pressured healthcare providers to find ways of becoming more cost competitive. These circumstances have also led to consolidation of healthcare providers in the company's market areas. Coram's inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results.

    In addition, political, economic and regulatory influences are subjecting the healthcare industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present healthcare system. It is possible that healthcare reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require Coram to make significant changes in the way it conducts business. Certain aspects of healthcare reform such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material effect upon the company's business. Coram anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies, and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurances can be given that any such reforms will not have a material adverse effect upon Coram's business, results of operations, and financial condition.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The following discusses the company's exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including, but not limited to, changes in interest rates and the items set forth under Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition:
Background - Factors Affecting Recent Operating Results."

    As of December 31, 2000, the company had outstanding long-term debt of $153.6 million of which $153.3 million matured on June 30, 2001 and bore interest at 9.0% per annum; however, the $153.3 million was not paid on such date and the creditors' remedies were stayed pursuant to the Debtors' bankruptcy proceedings. In connection with a debt to equity exchange transaction executed on December 31, 2001, the company reduced its total long-term debt to $132.6 million, including $132.3 million which was amended to mature on June 30, 2002. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 8 to the company's Consolidated Financial Statements.

    The debt to equity exchange transactions described in Note 8 to the company's Consolidated Financial Statements qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in

Reorganization under the Bankruptcy Code, the Debtors will not recognize any interest expense on the Series A Notes and the Series B Notes until after a plan of reorganization is accepted by the Bankruptcy Court.

ITEM 8. FINANCIAL STATEMENTS

    The company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and financial statement schedule at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 and the Report of Independent Auditors are included in this report as indicated on the Index to Financial Statements and Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CHAPTER 11 TRUSTEE

    On March 7, 2002, the Bankruptcy Court granted the approval of the appointment of Arlin M. Adams, Esquire as the Debtors' Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee is obligated to investigate the debtor's operations, financial condition and any other matter relevant to the formulation of a plan of reorganization. The Bankruptcy Code also provides that a Chapter 11 trustee must either file a plan of reorganization as soon as practicable or an explanation as to why he/she is unable to file a plan of reorganization. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code.

    Furthermore, the Bankruptcy Code makes a Chapter 11 trustee responsible for the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing in the presiding bankruptcy court; however, non-ordinary course actions still require the authorization of the presiding bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, the Chapter 11 trustee retains and oversees this management.

    After a Chapter 11 trustee is appointed, the debtor's Board of Directors does not retain any management powers. While Mr. Adams has assumed it's the Board of Directors' management rights and responsibilities, he is doing so, as of April 12, 2002, without any other changes to the company's management or organizational structure.

    Mr. Adams is a member of the Litigation Services Department of Schnader Harrison Segal & Lewis LLP ("Schnader Harrison"). After beginning his career at Schnader Harrison, Mr. Adams took temporary leave of absence to serve as Secretary of Public Welfare of the Commonwealth of Pennsylvania from 1963 to 1967. He served on the United States Court of Appeals for the Third Circuit from 1969 until 1987, when he retired and rejoined Schnader Harrison. He has a diversified litigation and appellate practice and has handled numerous complex litigation matters and is an expert in class action litigation and punitive damage matters. He is former chairman of the Trade Association Committee of the American Bar Association and a past Chancellor of the Philadelphia Bar Association.

    Mr. Adams is a former President of the American Judicature Society, a former member of the House of Delegates of the American Bar Association and a former Chairman of the Advisory Committee of the University of Pennsylvania School of Law. He has served on the boards of numerous charitable and educational foundations and institutions and has been the recipient of numerous honorary degrees, and academic and service honors. Several positions of honor he has held include his service as President of the American Philosophical Society, Trustee of Bryn Mawr College and Trustee of the University of Pennsylvania. Mr. Adams was the recipient of the Philadelphia Award, the highest community award in the Delaware Valley area. He has repeatedly been named one of the "Best Lawyers" in Philadelphia by Philadelphia Magazine.

    In addition to maintaining an active law practice, Mr. Adams has also been active in pro bono work including his appointments as an independent counsel for the investigation of the Department of Housing and Urban Development and as Chapter 11 trustee in the bankruptcy of the New Era Foundation.

BOARD OF DIRECTORS

    The table below sets forth certain information concerning each member of Coram's Board of Directors as of April 12, 2002. Except as provided below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

                                                                       DIRECTOR
                         NAME              AGE  POSITION WITH CORAM      SINCE
                         ----              ---  -------------------    --------
                    Daniel D. Crowley ...   54  Chairman of the Board    1999
                    Donald J. Amaral.....   49  Director                 1995
                    William J. Casey.....   57  Director                 1997
                    L. Peter Smith.......   52  Director                 1994
                    Sandra L. Smoley.....   65  Director                 2000

    Mr. Crowley joined Coram as its Chairman, Chief Executive Officer and President as of November 30, 1999. In addition, Mr. Crowley serves as Chairman, Chief Executive Officer and President of Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm that he established in 1997. Prior to founding DHS, Mr. Crowley served as the Chairman, Chief Executive Officer and President of Foundation Health Corporation, a post that he had served for more than five years.

    Effective August 1, 1999, Mr. Crowley and an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement, executed a three-year employment agreement whereby Mr. Crowley is paid $960,000 per annum, plus the potential of performance-related bonus opportunities, equity options and fringe benefits. Such agreement is subject to automatic one-year extensions unless either party provides written notice within 60 days of the original expiration date or subsequent renewal dates. The agreement further provides that the Cerberus affiliate can unilaterally terminate the arrangement at any time by written notice; however, certain severance payments would be triggered by such termination. The services rendered by Mr. Crowley include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Moreover, Mr. Crowley was the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company, which was a Cerberus affiliate portfolio investment. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California. On December 12, 2001, such bankruptcy court approved the sale of substantially all of the assets of Winterland to Signatures Network, Inc. Since that date, Winterland has been liquidated and Mr. Crowley is no longer a director or officer of the company.

    Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court's denial of the Second Joint Plan of reorganization on December 21, 2001, and the contract remains suspended through April 12, 2002.

    In February 2001, a committee of persons claiming to own shares of the company's publicly-traded common stock (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against Mr. Crowley, Cerberus and Stephen A. Feinberg, a former member of the Board of Directors. The Equity Committee's lawsuit alleges a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court. On February 12, 2002, in connection with the authorization of the Chapter 11 trustee, the Bankruptcy Court denied the renewed motion without prejudice.

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

    Ms. Smoley was elected to Coram's Board of Directors on February 10, 2000. Ms. Smoley is the Chairperson and Chief Executive Officer of The Sandra Smoley Group, a healthcare and local government consulting firm based in Sacramento, California. From October 1993 to December 1999, she served as Secretary of the California Health and Welfare Agency. Prior to that time, she was Secretary of the California State and Consumer Services Agency from January 1993 to October 1993.

    In November 2001, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively "the Resource Network Subsidiaries") brought an adversary proceeding in the Bankruptcy Court both on its own behalf and as assignee for courses of action that may belong to the Resource Network Subsidiaries against, among other defendants, Messrs. Amaral and Smith, as well as the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company's principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Messrs. Amaral and Smith have indicated through counsel that they intend to vigorously defend themselves in this complaint. Coram notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors. The company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier. See Note 13 in the company's Consolidated Financial Statements for further details.

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning each of the executive officers of Coram, who serve at the appointment of the Board of Directors and, subsequent to his appointment, the Chapter 11 trustee. Biographical information with respect to Daniel D. Crowley is set forth under the caption "Board of Directors" above.

                         NAME             AGE       POSITION(S) WITH CORAM
                         ----             ---       ----------------------
                  Daniel D. Crowley.....  54   Chairman of the Board of Directors,
                                                Chief Executive Officer and President
                  Allen J. Marabito.....  55   Executive Vice President
                  Scott R. Danitz ......  44   Senior Vice  President,  Chief Financial
                                                Officer and Treasurer
                  Vito Ponzio, Jr.......  47   Senior Vice President, Human Resources

    Allen J. Marabito joined Coram effective November 30, 1999 as Executive Vice President. From 1997 to 1999, Mr. Marabito was in private law practice and Senior Vice President with Dynamic Healthcare Solutions, LLC. From 1991 to 1997, he served as Senior Vice President, Secretary and General Counsel of Foundation Health Corporation. Effective January 15, 2002, Mr. Marabito also assumed the functions of acting General Counsel and acting Corporate Secretary of Coram.

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

    As noted above under the caption "Board of Directors," in November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries brought an adversary proceeding in the Bankruptcy Court both on its own behalf and as assignee for courses of action that may belong to the Resource Network Subsidiaries against, among other defendants, Messrs. Danitz and Ponzio. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings in connection with the operation and corporate structure of the Resource Network Subsidiaries. Messrs. Danitz and Ponzio have indicated through counsel that they intend to vigorously defend themselves in this complaint. Coram notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its executive officers. The company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier. See Note 13 in the company's Consolidated Financial Statements for further details.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16 of the Securities Exchange Act of 1934, as amended, requires Coram's directors, executive officers and persons who beneficially own greater than 10% of a registered class of Coram's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely upon its review of copies of the Section 16 reports that Coram received and written representations from certain reporting persons, management believes that during its year ended December 31, 2001 all of its directors, executive officers and greater than 10% beneficial owners were in compliance with these filing requirements.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF DIRECTORS

    Fees for Board Service. Under current company policy, non-employee directors earn $2,000 for each Board of Directors' meeting attended in person and $750 for each Board of Directors' meeting attended by telephone conference call. No compensation is earned for participating at meetings of committees of the Board of Directors. Notwithstanding the preceding, Mr. Amaral received compensation of $100,000 per annum for his service on the Board of Directors and for consulting services to the company's executive management under an agreement which expired on May 16, 2001. Since the expiration of such agreement, Mr. Amaral has been compensated for his service as a member of the Board of Directors in accordance with the company's aforementioned policies.

    Employee directors earn no additional compensation for service as a director. All directors are entitled to reimbursement for expenses incurred in connection with attending meetings of the Board of Directors or committees thereof. Compensation for participation on the Board of Directors was at the discretion of the Board of Directors until March 7, 2002. Effective on such date, the Chapter 11 trustee was appointed by the Bankruptcy Court and compensation for participation on the Board of Directors, if applicable, is at the discretion of the Chapter 11 trustee. Effective April 1, 2000, the Board of Directors adopted resolutions approving an annual retainer of $12,000 (payable quarterly) for each non-employee director, except for Mr. Amaral until the expiration of his consulting agreement. Due to the Debtors' bankruptcy proceedings, certain amounts payable to members of the Board of Directors have been stayed and, in connection therewith, such members have filed proofs of claims against the Debtors' bankruptcy estate.

    Mr. Crowley, the only director who is currently an employee, received no additional compensation for service on the Board of Directors. In addition to the reimbursement for out-of-pocket expenses relating to meeting attendance, non-employee directors of Coram earned the following compensation for Board of Directors' meetings attended during the year ended December 31, 2001:

                             Donald J. Amaral...  $ 59,115
                             William J. Casey...    34,000
                             L. Peter Smith.....    15,750
                             Sandra L. Smoley...    34,000

    Outside Directors' Automatic Option Grant Program. Non-employee members of the Board of Directors participate in the Automatic Option Grant Program in effect under Coram's 1994 Stock Option Plan. On the date of each annual meeting of Coram's stockholders, each individual who will continue to serve as a non-employee member of the Board of Directors receives a non-statutory stock option to purchase 2,500 shares of Coram common stock at an exercise price equal to the fair market value of Coram's common stock on the automatic option grant date. Due to the absence of an annual meeting of Coram's stockholders during the year ended December 31, 2001, no stock options were granted pursuant to the Automatic Option Grant Program. Additionally, each non-employee individual, upon being newly appointed or elected to Coram's Board of Directors, is automatically granted, at the time of such initial election or appointment, a non-statutory option to purchase 75,000 shares of Coram common stock. No stock options were granted pursuant to this program during the year ended December 31, 2001.

    With regard to the stock options for both the newly appointed/elected Board members and the continuing Board members, each option is immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by Coram at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee's option shares vest in a series of equal monthly installments over twelve months of Board of Directors' service measured from the automatic option grant date. The shares subject to each automatic option grant under the 1994 Stock Option Plan vest in full upon (i) the optionee's cessation of Board of Directors' service due to death or disability, (ii) an acquisition of Coram by merger or asset sale or (iii) a change in control of Coram. As of April 12, 2002, all stock options granted to members of the Board of Directors under the Automatic Option Grant Program are fully vested.

    Each automatic option granted to a non-employee member of the Board of Directors includes a limited stock appreciation right which allows the optionee, upon the successful completion of a hostile tender offer for more than 50% of Coram's outstanding securities, to surrender that option to Coram, in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of Coram common stock paid in the tender offer, less the exercise price payable per share.

    Mr. Richard A. Fink was a director of Coram from July 1994 until he resigned from the Board of Directors on February 10, 2000. Following Mr. Fink's resignation, the Board of Directors granted his request to amend his stock option agreement, dated September 9, 1998, pursuant to which Mr. Fink was granted options to purchase 75,000 shares of Coram's common stock at $1.6875 per share. Under the amendment, all such options became immediately exercisable and can be exercised at any time through the stated maximum option expiration date of September 9, 2008.

    The Debtors' Second Joint Plan of reorganization, confirmation of which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all options to purchase Coram's common stock because Coram Healthcare Corporation would have been dissolved as soon as practicable after the effective date of the plan and all equity interests therein would have been completely eliminated. Another plan proposed by the Chapter 11 trustee or other interested parties may have a similar effect. However, appropriate approvals thereof in accordance with the United States Bankruptcy Code would be required.

    Coram entered into indemnification agreements with each of its directors and executive officers that would require Coram to provide indemnification to each such person in certain circumstances for claims made against them in connection with their service on behalf of the company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth the annual and long-term compensation earned by the Chief Executive Officer and the three most highly compensated executive officers of the company (other than such Chief Executive Officer) during the year ended December 31, 2001 (collectively the "Named Executive Officers") for services rendered in all capacities to the company and its subsidiaries for each year in the three-year period ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                 ANNUAL COMPENSATION                              AWARDS
                                               ----------------------------------------------  -------------
                                                                               OTHER ANNUAL      NUMBER OF       ALL OTHER
   NAME AND PRINCIPAL POSITION (1)     YEAR       SALARY          BONUS       COMPENSATION(2)  STOCK OPTIONS   COMPENSATION
   -------------------------------     ----    -----------   ------------     ---------------  -------------  -------------
Daniel D. Crowley (3)                  2001    $   650,000   $               $    170,643               --    $     50,000
  Director and Chairman of the Board,  2000        650,000             --         168,070               --          50,000
  Chief Executive Officer and          1999         50,000             --              --        1,000,000              --
  President

Allen J. Marabito (4)                  2001    $   348,462    $   930,000    $     92,244               --    $    173,654
  Executive Vice President             2000        310,000             --         100,768               --          23,846
                                       1999             --             --              --          500,000              --

Scott R. Danitz (5)                    2001    $   248,077    $   245,000    $     22,100               --    $     65,385
  Senior Vice President, Chief         2000        192,308             --              --           50,000          70,405
  Financial Officer and Treasurer      1999        132,867        100,000(7)           --               --              --

Vito Ponzio, Jr. (6)                   2001    $   179,423    $   199,031    $         --               --    $     49,289
  Senior Vice President, Human         2000        161,923             --              --           40,000          50,944
  Resources                            1999        143,846             --              --           50,000              --

    In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees under the Debtors' Key Employee Retention Plan ("KERP"). The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 (the "First KERP Installment") and (ii) December 31, 2001 (the "Second KERP Installment"). Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the First KERP Installment to all participating individuals, except for Messrs. Crowley and Marabito, and such payments were made on March 15, 2001. The First KERP Installment amounts paid in March 2001 are included in the table above as "All Other Compensation" for the year ended December 31, 2000. In January 2002, the Debtors requested permission from the Bankruptcy Court to pay the remaining portion of the First KERP Installment of $400,000 for Mr. Crowley and $75,000 for Mr. Marabito and the full amount of the Second KERP Installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to Mr. Crowley because such payments are disputed by the Official Committee of the Equity Security Holders. The Bankruptcy Court has deferred its ruling on the Debtors' motion for payments to Mr. Crowley and for a new retention plan until a May 9, 2002 hearing. The Second KERP Installment amounts paid on March 25, 2002 are included in the table above as "All Other Compensation" for the year ended December 31, 2001.

    The company also sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally cash collections and earnings before interest expense, taxes, depreciation and amortization ("EBITDA")), as well as individual performance targets and objectives. On March 20, 2001, the Compensation Committee of the company's Board of Directors approved an overall award of approximately $13.6 million for those individuals participating in the MIP during the year ended December 31, 2000 (the "2000 MIP"). On September 10, 2001, the Bankruptcy Court approved the payment of the 2000 MIP amounts to all participating individuals, except Mr. Crowley. Amounts paid during 2001 to the Named Executive Officers related to the year ended December 31, 2000 are reflected in the table above as 2001 bonuses. Management of the company estimates that the total MIP amount related to the year ended December 31, 2001 (the "2001 MIP") is approximately $2.9 million. However, the 2001 MIP amounts have not been approved by either the Chapter 11 trustee or the Bankruptcy Court. As a result, no 2001 MIP amounts are included in the table above.

(1) See information above under captions "Board of Directors" and "Executive Officers" for employment history.

(2) Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual's annual salary and bonus reported for such individual for the year presented. The perquisites exceeding 25% of the total perquisites for the Named Executive Officers include (i) $3,600 per month for corporate housing, the annual premium for a company sponsored $1.0 million life insurance policy with Mr. Crowley's designee as the beneficiary and an auto allowance of $1,800 per month for Mr. Crowley, (ii) $3,500 per month for corporate housing and an auto allowance of $1,000 per month for Mr. Marabito and (iii) an auto allowance of $900 per month for Mr. Danitz. The aforementioned corporate housing and auto allowances for Mr. Crowley, Mr. Marabito and Mr. Danitz are subject to certain customary tax gross-up adjustments. Such adjustments are included in the "Other Annual Compensation" amounts.

(3) Mr. Crowley participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $800,000. Mr. Crowley's allocated MIP amount for the year ended December 31, 2000 is approximately $10.8 million, subject to Chapter 11 trustee and Bankruptcy Court approval. In connection with the Debtors' filing of their second joint plan of reorganization, Mr. Crowley voluntarily offered to accept a lowered amount of $5.9 million in lieu of his full 2000 MIP amount, contingent on the confirmation and consummation of the Debtors' second joint plan of reorganization. The Debtors' second joint plan of reorganization was denied by the Bankruptcy Court on December 21, 2001.

         Effective August 2, 2000, the company's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the December 29, 2000 debt to preferred stock conversion discussed in Notes 3 and 8 to the company's Consolidated Financial Statements, the company recorded a $1.8 million success bonus expense for the year ended December 31, 2000. Such success bonus will not to be payable until such time as a plan of reorganization is fully approved by the Bankruptcy Court. Since the Bankruptcy Court rejected the Debtors' second joint plan of reorganization on December 21, 2001 and the Bankruptcy Court appointed the Chapter 11 trustee on March 7, 2002, payment of this award may further require approval by the Chapter 11 trustee and possibly the Bankruptcy Court.

         Mr. Crowley owns Dynamic Healthcare Solutions, LLC ("DHS"), a consulting company from which Coram purchased services. For the years ended December 31, 2001, 2000 and 1999, the company paid approximately $0.3 million, $0.7 million and $0.2 million, respectively, to DHS for related consulting services and reimbursable expenses (such payments to DHS are not included in the table above). The terms and conditions of the underlying consulting agreement were approved by the company's Board of Directors when Mr. Crowley was hired by Coram. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. DHS continues to bill Coram the actual costs it attributes to the DHS Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. Such reimbursements do not include any element of profit for DHS.

(4) Mr. Marabito participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments, aggregating $150,000, was paid on March 25, 2002. Mr. Marabito's allocated 2000 MIP amount of $930,000 was paid in September 2001.

(5) Mr. Danitz participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $100,000, $50,000 of which was paid in March 2001 and the balance on March 25, 2002. Mr. Danitz' allocated 2000 MIP amount of $245,000 was paid in September 2001.

(6) Mr. Ponzio participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $80,000, $40,000 of which was paid in March 2001 and the balance on March 25, 2002. Mr. Ponzio's allocated 2000 MIP amount of $199,031 was paid in September 2001.

(7) This amount reflects retention compensation earned in 1998 and paid in 1999.

OPTION GRANTS IN LAST FISCAL YEAR

    There were no stock options or stock appreciation rights granted to any Named Executive Officers during the year ended December 31, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The table below sets forth information concerning the outstanding stock options held by each of the Named Executive Officers at December 31, 2001. No stock appreciation rights were held by the Named Executive Officers as of such date. No stock options or stock appreciation rights were exercised by the Named Executive Officers during the year ended December 31, 2001.

                                       NUMBER OF UNEXERCISED              IN-THE-MONEY
                                            OPTIONS AT                     OPTIONS AT
                                         DECEMBER 31, 2001            DECEMBER 31, 2001(1)
                                    ----------------------------   ---------------------------
                     NAME           EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                     ----           ------------   -------------   -----------   -------------
              Daniel D. Crowley....   666,666        333,334          $ --           $ --
              Allen J. Marabito....   333,333        166,667            --             --
              Scott R. Danitz......    56,769         38,231            --             --
              Vito Ponzio, Jr......   188,332         51,668            --             --

(1) Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for Coram's common stock on December 31, 2001 ($0.60) from the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. If the closing price for Coram's common stock on December 31, 2001 is greater than the exercise price of the option, the option is "in-the-money." For the purpose of such calculation, the market price per share is the applicable market price as of December 31, 2001 and does not reflect market price changes subsequent to December 31, 2001.

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

     In addition, prior to the appointment of the Chapter 11 trustee, the Compensation Committee of the Board of Directors, as the 1994 Stock Option Plan administrator, had the authority to provide for the accelerated vesting of the shares of the company's common stock subject to outstanding options held by the company's executive officers. Similarly, the Compensation Committee could have accelerated vesting of any unvested shares actually held by those individuals under the 1994 Stock Option Plan in connection with a hostile takeover of the company effected through a successful tender offer for more than 50% of the company's outstanding securities, or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board of Director membership, or in the event such individual's employment were involuntarily terminated following such hostile takeover.

     The Debtors' Second Joint Plan of reorganization, confirmation of which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all options to purchase Coram's common stock because Coram Healthcare Corporation would have been dissolved as soon as practicable after the effective date of the plan and all equity interests therein would be completely eliminated. Another plan proposed by the Chapter 11 trustee or other interested parties may have a similar effect, however, appropriate approvals thereof in accordance with the United States Bankruptcy Code would be required.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     The company has entered into employment agreements with its Named Executive Officers as described below.

     Daniel D. Crowley. Effective November 30, 1999, Coram entered into an employment agreement with Mr. Crowley for a three-year term commencing on such date, unless otherwise terminated in accordance with its terms. The agreement also provides for two automatic one-year renewals after the completion of the initial three-year term. Under the agreement and related amendments, Mr. Crowley serves as Chairman of the Board of Directors, President and Chief Executive Officer of the company. He receives a base salary of $650,000 per year, subject to annual merit adjustments, and the right to receive performance bonuses, which are characterized as an EBITDA bonus (a component of the company's Management Incentive Plan) and a refinancing success bonus. The EBITDA bonus generally provides incentive compensation by measuring operating results (EBITDA) against target EBITDA. Pursuant to the second amendment to Mr. Crowley's employment agreement, dated April 6, 2000, such EBITDA bonus for the year ended December 31, 2000 utilizes a two-tier methodology whereby Mr. Crowley receives the sum of
(i) 25% of the company's EBITDA in excess of $14 million and (ii) a one-time $5 million enhanced bonus, which may be shared with other individuals as designated by Mr. Crowley, if the company's EBITDA exceeds $35 million. The refinancing success bonus provides for a $1.8 million award upon confirmation of the Debtors' plan of reorganization, if the plan includes a refinancing component. A refinancing, as contemplated by the third amendment to the employment agreement, dated August 2, 2000, is a transaction or series of related transactions approved by the Board of Directors that converts some or all of the company's principal debt instruments into new debt instruments and/or equity securities (common or preferred). The company's principal debt instruments are further defined to be those under the Securities Exchange Agreement and the Senior Credit Facility (see Note 8 to the company's Consolidated Financial Statements). In March 2001, the Compensation Committee and the Board of Directors authorized a fourth amendment to Mr. Crowley's employment agreement for the years ending December 31, 2001, 2002 and thereafter. The fourth amendment returns Mr. Crowley's ongoing performance bonus arrangement to that set forth in his November 11, 1999 employment agreement wherein he is to receive a performance bonus between 60% and 300% of his base salary, if the company's EBITDA exceeds the EBITDA target. The fourth amendment is subject to Chapter 11 trustee and, if necessary, Bankruptcy Court approval. Additionally, Mr. Crowley is also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merges with or is acquired by another company.

     Under the employment agreement, Mr. Crowley was also granted options to purchase 1,000,000 shares of Coram's common stock at $0.75 per share (the stock price of the company on November 29, 1999). The options vest and become exercisable in three equal annual installments upon Mr. Crowley's completion of each year of service. Mr. Crowley also receives four weeks of vacation, an automobile allowance in the amount of $1,800 per month, a tax preparation fee allowance, certain customary tax gross-up adjustments, corporate housing in Denver and a company sponsored $1.0 million life insurance policy with Mr. Crowley's designee as the beneficiary thereunder. Mr. Crowley is also eligible for health, dental, medical and group life insurance. As part of his employment agreement, Mr. Crowley agreed that during the term of his employment at the company, and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Crowley may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

     If Mr. Crowley's duties are substantially altered, if his employment is terminated by the company other than for cause, or if he voluntarily terminates his employment in the event that the company fails to comply with any material provision of his employment agreement, then Mr. Crowley would be entitled to receive his base salary, automobile allowance and all available bonuses otherwise payable pursuant to the employment agreement for a period of three years from the date of separation. Additionally, during such three-year period, Mr. Crowley would retain his eligibility to participate in the company's health, dental, medical, group life and similar welfare benefit plans, as well as the aforementioned company sponsored $1.0 million life insurance policy. If the Board of Directors or the Chapter 11 trustee and Mr. Crowley mutually agree to a new Chief Executive Officer and/or President, then all of the terms and conditions of Mr. Crowley's employment agreement would continue in effect; however, the aforementioned EBITDA bonus would be subject to an allocation between Mr. Crowley and the new executive.

     Allen J. Marabito. Effective November 30, 1999, Coram entered into an employment agreement with Mr. Marabito, for a three-year term commencing on such date, unless otherwise terminated in accordance with its terms. Under the agreement and related amendment, Mr. Marabito serves as Executive Vice President of the company. He currently receives a base salary of $350,000 per year, subject to annual merit adjustments, and the right to receive a performance bonus between 60% and 300% of his base salary, if the company's EBITDA exceeds the EBITDA target. He is also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merges with or is acquired by another company.

     If Mr. Marabito's employment is terminated by the company other than for cause, or if he voluntarily terminates his employment in the event that the company fails to comply with any material provision of his employment agreement, then Mr. Marabito would be entitled to receive his base salary through the longer of (i) the remaining term of the agreement or (ii) twenty four months, plus the EBITDA target bonuses during such period. Additionally, during such period, Mr. Marabito would retain his eligibility to participate in the company's health, dental, medical, group life and similar welfare benefit plans. Under the employment agreement, Mr. Marabito was also granted options to purchase 500,000 shares of Coram's common stock at $0.8125 per share (the stock price of the company on December 17, 1999). The options vest and become exercisable in three equal annual installments upon Mr. Marabito's completion of each year of service. Mr. Marabito also receives four weeks of vacation, an automobile allowance in the amount of $1,000 per month, a tax preparation fee allowance, certain customary tax gross-up adjustments and corporate housing in Denver. Mr. Marabito is also eligible for health, dental, medical and group life insurance. As part of his employment agreement, Mr. Marabito agreed that during the term of his employment at the company, and for one year thereafter, he will not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Marabito may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

     Scott R. Danitz. Effective August 1, 2000, Coram entered into an employment agreement with Mr. Danitz for a one-year term. Since the expiration of Mr. Danitz' employment agreement on August 1, 2001, certain employment terms have continued on substantially the same terms and conditions as the original agreement. Mr. Danitz serves as Senior Vice President, Chief Financial Officer and Treasurer of the company. Mr. Danitz receives a base salary of $250,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. Mr. Danitz also receives an automobile allowance in the amount of $900 per month and is eligible for health, medical, dental and group life insurance.

     If, under the original employment agreement, Mr. Danitz' employment was terminated by the company other than for cause or upon the occurrence of a "change in control," then, in accordance with the agreement, he was entitled to severance equal to a minimum of one year of salary and health and welfare benefits. In addition, Mr. Danitz was eligible to receive an acquisition bonus of approximately $200,000 in the event the company merged with or was acquired by another company. As part of his employment agreement, Mr. Danitz agreed that during the term of his employment at the company, and for one year thereafter, he would not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Danitz would not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

     Vito Ponzio, Jr. Effective April 26, 1999, the company entered into a one-year automatically renewable employment agreement with Mr. Ponzio which provides for a payment of $150,000 and minimum severance equal to one year of salary upon the occurrence of a "change in control." The severance amount represents minimum severance, including health and welfare benefits, due upon termination by the company (other than for cause) or involuntary termination of employment following a "change in control." Mr. Ponzio currently receives a base salary of $180,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. As part of his employment agreement, Mr. Ponzio agreed that during the term of his employment at the company, and for one year thereafter, he will not directly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Ponzio may not solicit the company's employees, customers or suppliers during the term of his employment at the company and for one year thereafter.

     The Debtors' bankruptcy proceedings and the corresponding impact of the United States Bankruptcy Code could impose certain limitations on the amount of severance that the company would be permitted to pay under the aforementioned employment agreements and contracts.

     For employment agreement purposes, a "change in control" is generally defined as (i) a merger or consolidation in which the company is not the surviving entity; (ii) the sale, transfer or other disposition of all or substantially all the assets of the company; (iii) in certain circumstances, a significant change in the composition of the Board of Directors; or (iv) any reverse merger in which the company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of Coram's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger. The term "change of control" has been defined in a way that would disqualify any change of control resulting from the conversion by Coram's current debtholders of their current convertible debt instruments into stock of Coram.

ITEM  12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

    The table below sets forth, as of April 12, 2002 (unless otherwise noted), the number of shares of outstanding Coram common stock beneficially owned by (i) each person known to Coram to be the owner of more than 5% of its outstanding common stock, (ii) each of the Named Executive Officers of the company as of December 31, 2001, (iii) each of the members of the Board of Directors of the company as of December 31, 2001 and (iv) all members of the Board of Directors and executive officers of Coram as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to Coram.

                                                                                                     PERCENTAGE OF
                                                                                                       SHARES OF
                                                                                      NUMBER OF         COMMON
                                                                                      SHARES OF         STOCK
                       NAME AND ADDRESS OF BENEFICIAL OWNER (1)                     COMMON STOCK(2)  OUTSTANDING(3)
                 ---------------------------------------------------                ---------------  --------------
                 Donald J. Amaral...........................................           2,624,296           5.0%
                 William J. Casey...........................................              81,900             *
                 Daniel D. Crowley..........................................             666,666           1.3%
                 Scott R. Danitz............................................              80,276             *
                 Allen J. Marabito..........................................             333,333             *
                 Vito Ponzio, Jr............................................             220,147             *
                 L. Peter Smith.............................................             117,581             *
                 Sandra R. Smoley...........................................              75,000             *
                 All Named Executive Officers and directors, as a group
                 (8 persons)................................................           4,199,199           7.8%
                 Reporting Persons (as defined herein), as a group(4).......           8,097,809          16.3%
                 Cerberus Entities (as defined herein)(5)(8)................          16,481,170          24.9%
                 Foothill (as defined herein)(6)(8).........................           8,633,779          14.8%
                 Goldman Sachs (as defined herein)(7)(8)....................          20,927,101          29.7%

*        Less than 1%

(1) Unless otherwise indicated, the address of each person named above is 1675 Broadway, Suite 900, Denver, Colorado 80202.

(2) The aggregate ownership numbers presented in the table above include shares of common stock acquirable upon exercise of common stock subject to options within 60 days of April 12, 2002 for the following persons:
         Mr. Amaral 2,500,000; Mr. Casey 80,000; Mr. Crowley 666,666; Mr. Danitz 77,499; Mr. Marabito 333,333; Mr. Ponzio 213,123; Mr. Smith 87,500 and
         Ms. Smoley 75,000. Except as indicated by footnote, Coram has been advised that the persons and entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) These percentages are calculated as the number of shares of common stock outstanding on April 12, 2002, plus shares of common stock acquirable within 60 days upon exercise of stock options and upon conversion of debt securities.

(4) On July 14, 2000, an investor group seeking representation on the Coram Healthcare Corporation Board of Directors filed a Schedule 13D pursuant to Rule 13d-1(k)(1) of Regulation 13D-G under the Securities Exchange Act of 1934. As stated in its Schedule 13D filing, this investor group was concerned that management of the company may consider a restructuring that, absent representation of their interests, would be materially detrimental to their equity holdings. To protect their interests in the company, the investor group stated it may engage in actions directly or through agents such that they may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, and as such, each of the members of such group are deemed to beneficially own all shares of stock owned by the entire group; however, each member of the group has disclaimed beneficial ownership of the shares held by the group.

         An amended Schedule 13D/A was filed on December 19, 2000 on behalf of Jerome Blank; Andrew Blank; AEOW `96, LLC, a California limited liability company; Harry Heller Falk; F. Philip Handy; Heller Family Limited Partnership, a Florida limited partnership; the Bernard Osher Trust UTA dated 3-8-88, a California trust; JB Capital Management, Inc., a Florida Corporation; Bernard Osher; the RHH Company, a Florida Corporation and Richard L. Haydon. This group of individuals and entities constitutes a part, but not the entirety, of the original investor group that filed the Schedule 13D on July 14, 2000. The individuals and entities reporting in the December 19, 2000 Schedule 13D/A stated that they believed that upon the October 20, 2000 appointment of the Official Committee of Equity Security Holders by the Bankruptcy Court, their interests would be adequately represented by this committee and, as a result, the Schedule 13D filed on July 14, 2000 was terminated as far as these persons are concerned.

         On January 22, 2002, a Schedule 13D/A was filed on behalf of the Ann & Robert H. Lurie Foundation (the "Lurie Foundation"), an Illinois not-for-profit corporation, Mr. Mark Slezak, Samstock, L.L.C. ("Samstock"), an Illinois not-for-profit corporation, and Mr. Richard
         L. Haydon. This group of individuals and entities were members of the original investor group that filed the Schedule 13D on July 14, 2000. Additionally, Mr. Haydon was part of the investor group that reported in the Schedule 13D/A on December 19, 2000. The individuals and entities reporting in the Schedule 13D/A filed on January 22, 2002 (collectively the "Reporting Persons") indicated that the Lurie Foundation, Samstock and Mr. Haydon constitute the Official Committee of Equity Security Holders and that on January 22, 2002 this committee filed a motion with the Bankruptcy Court requesting, among other things, that the Bankruptcy Court order the company to hold promptly an annual meeting of its stockholders for the election of directors. This motion was subsequently considered and denied by the Bankruptcy Court on February 12, 2002.

(5) Information with respect to Cerberus Partners, L.P. ("Cerberus") and Cerberus International, Ltd. ("International") and certain private investment funds (the "Other Funds") (Cerberus, International and the Other Funds are collectively referred to as the "Cerberus Entities") are based on the Schedule 13D, Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, dated June 30, 1998, August 26, 1998, April 9, 1999 and July 16, 2000, respectively, filed with the Commission and Coram's records reflecting the Series B Senior Subordinated Convertible Notes (the "Series B Notes") issued to the Cerberus Entities. The Cerberus Entities hold $32,962,341 principal amount of the Series B Notes of the company as of April 12, 2002. These Series B Notes are convertible, at the option of the holder thereof, into 16,481,170 shares of common stock of Coram at the rate of $2.00 per share. In addition, certain unaffiliated entities have the right to receive the dividends from, and the proceeds from the sales of, $671,846 principal amount of Series B Notes and the shares of common stock into which such Series B Notes are convertible. The address for the Cerberus Entities is 450 Park Avenue, 28th Floor, New York, New York 10022.

(6) Information with respect to Foothill Capital Corporation is based on the Schedule 13G, Amendment No. 1 and Amendment No. 2 thereto dated June 30, 1998, August 26, 1998 and April 9, 1999, respectively, filed with the Commission and Coram's records reflecting the Series B Notes issued to Foothill Capital Corporation. Such filings with the Commission were on behalf of The Foothill Group, Inc., a Delaware Corporation ("Group"); Foothill Capital Corporation, a California corporation ("Capital"); Foothill Partners II, L.P., a Delaware limited partnership ("Partners"); Foothill Income Trust, L.P., a Delaware limited partnership ("Foothill Trust"); FIT GP, LLC, a Delaware limited liability company ("FIT") and M. Edward Stearns, Karen S. Sandler, Dennis R. Ascher, Jeffrey T. Nikora, and John F. Nickoll (collectively the "Managing Partners/Members") and Peter E. Schwab and David C. Hilton (the "Managing Partners") (Group, Capital, Partners, Foothill Trust, FIT, the Managing Partners/Members and the Managing Partners are collectively referred to as "Foothill"). Group, the Managing Partners/Members and the Managing Partners are the general partners of Partners. Capital is a wholly-owned subsidiary of Group. FIT is the general partner of Foothill Trust and the Managing Partners/Members are the managing members of FIT. Accordingly, (i) Group, the Managing Partners/Members and the Managing Partners may be deemed to beneficially own the shares of common stock held by Partners, as its general partners, (ii) the Managing Partners/Members may be deemed to beneficially own the shares of common stock held by Foothill Trust as the managing members of the general partner of Foothill Trust, (iii) FIT may be deemed to beneficially own the shares of common stock held by Foothill Trust, as its general partner and (iv) Group may be deemed to beneficially own the shares held by Foothill Capital as its sole shareholder. As of April 12, 2002, Foothill has a beneficial interest in all or part of $17,267,557 principal amount of the company's Series B Notes, which are convertible into 8,633,779 shares of common stock at a conversion price of $2.00 per share. The address for Foothill is 2450 Colorado Avenue, Suite 3000 W, Santa Monica, California 90404.

(7) Information with respect to The Goldman Sachs Group, Inc. ("GSG") and related entities (collectively "Goldman Sachs") is based on the
         Schedule 13D, Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto dated June 30, 1998, August 26, 1998, April 9, 1999 and December 29, 2000, respectively, filed with the Commission and Coram's records reflecting the Series B Notes issued to Goldman Sachs Credit Partners L.P. ("GSCP") and related entities. Goldman, Sachs & Co. ("GS") is an indirect wholly-owned subsidiary of GSG. GSG is the 99% owner of Goldman Sachs Global Holdings L.L.C. ("GSGH"). GSGH is the general partner of GSCP. GS, GSG and GSGH may be deemed to own beneficially and indirectly 20,927,101 shares of common stock by reason of the ownership by GSCP of $41,854,201 principal amount of the company's Series B Notes, which are convertible into 20,927,101 shares of common stock.

(8) If certain conditions relative to the financial performance of the company are satisfied, the company may be able to elect to pay interest on the Series B Notes through the issuance of additional Series B Notes in lieu of cash. Such additional Series B Notes, if issued, would be convertible into shares of common stock at a conversion price of $2.00 per share. However, payment of interest on the Series B Notes has been stayed in connection with the Debtors' bankruptcy proceedings. The Debtors' Second Joint Plan of reorganization, confirmation of which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan of reorganization proposed by the Debtors' Chapter 11 trustee or any other interested party may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with the

Bankruptcy Code would be required.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     L. Peter Smith previously served on the Board of Directors of Sabratek Corporation ("Sabratek"), a manufacturer of medical devices. In December 1998, Coram agreed to amend its agreement with Sabratek to make Sabratek the company's sole supplier of multi-therapy infusion pumps and related proprietary telemedicine technology during the next ten years. This agreement contains a provision that allows either party to cancel the agreement upon 90 days notice. The pricing schedule applicable to the infusion pumps and related technology to be purchased was negotiated by certain of Coram's management after proposals from other manufacturers for comparable equipment had been solicited. The company purchased approximately $2.8 and $7.8 million of multi-therapy infusion pumps and related proprietary telemedicine technology from Sabratek during the years ended December 31, 1999 and 1998, respectively. Sabratek filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Delaware on December 17, 1999 and, in connection therewith, Coram filed a $1.3 million proof of claim in Sabratek's bankruptcy proceedings for vendor rebates earned but not paid. In January 2000, the assets and certain liabilities of Sabratek's Device Business were acquired by Baxter Healthcare Corporation ("Baxter"). Baxter subsequently filed a proof claim of approximately $0.3 million in the Debtors' bankruptcy proceedings for products purchased from Sabratek. Management continues to evaluate the validity of Baxter's proof of claim. Notwithstanding the separate proofs of claim filings, Baxter and the company have an ongoing amicable business relationship involving drugs, supplies and pumps sold by Baxter to the company.

     Mr. Crowley is the Chairman, Chief Executive Officer and President of Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm. For the year ended December 31, 2001, the company paid approximately $0.3 million to DHS for reimbursable expenses. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. DHS continues to bill Coram the actual costs it attributes to the DHS Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. Such reimbursements do not include any element of profit for DHS.

     Stephen A. Feinberg, a former director of the company, is the managing member of Cerberus Associates, L.L.C., which is the general partner of Cerberus Partners, L.P. (collectively the "Cerberus Entities"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement. The Cerberus Entities are also the investment managers for the International and Other Funds. In connection with the Debtors' bankruptcy proceedings, effective August 30, 2000, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of the Cerberus Entities. Although the Debtors did not borrow any amounts under this debtor-in-possession financing arrangement, approximately $0.15 million was paid to the Cerberus Entities as unused line of credit commitment fees during the year ended December 31, 2001. As of April 12, 2002, the Cerberus Entities held approximately $14.4 million and $33.0 million principal amount of the company's Series A Senior Subordinated Unsecured Notes and Series B Senior Subordinated Unsecured Convertible Notes, respectively. Contractually accrued unpaid interest due to the Cerberus entities as of April 12, 2002 amounted to approximately $1.7 million and $3.8 million for the Series A Notes and the Series B Notes, respectively. However, payment of interest on the Series A Notes and the Series B Notes has been stayed in connection with the Debtors' bankruptcy proceedings. The Debtors' Second Joint Plan, which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan of reorganization put forth by the Debtors' Chapter 11 trustee or any other interested party may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required. No amounts are outstanding under either the aforementioned debtor-in-possession financing agreement or the Senior Credit Facility, which expired on August 31, 2001 and February 6, 2001, respectively. Contemporaneous with the expiration of the Senior Credit Facility, warrants held by the Cerberus Entities to purchase 680,124 shares of the company's common stock also expired.

    On December 31, 2001, the Securities Exchange Agreement was amended ("Amendment No. 5") and an Exchange Agreement was simultaneously executed. Pursuant to such arrangements, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders") exchanged $21.0 million of the Coram, Inc. Series A Senior Subordinated Unsecured Notes and approximately $1.9 million of contractual unpaid interest thereon as of December 31, 2001 for approximately 189.6 shares of Coram, Inc. Series A Cumulative Preferred Stock, having a liquidation preference of approximately $22.9 million. See Note 11 to the company's Consolidated Financial Statements for further details regarding the preferred stock. Such shares of Coram, Inc. Series A Cumulative Preferred Stock were issued to the Holders on a pro rata basis.

    Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of the Cerberus Entities) executed a three-year employment agreement whereby Mr. Crowley provides certain services and is paid $960,000 per annum, plus the potential of performance-related bonus opportunities, equity options and fringe benefits. Additionally, Mr. Crowley is entitled to expense reimbursements and participation in the vacation, pension, profit sharing, life insurance, hospitalization, major medical and other employee benefit plans as may be offered by the Cerberus Entities. The bonuses contemplated under the agreement are predicated on a sophisticated set of financial criteria that principally relate to the fiscal performance, market value and disposition proceeds of the Cerberus Entities' equity investees. Moreover, Mr. Crowley maintains an option to purchase up to 3% of the capital stock in the Cerberus Entities' equity investees, exclusive of Coram. The employment agreement is subject to automatic one-year extensions unless either party provides written notice within 60 days of the original expiration date or subsequent renewal dates. The Cerberus Entities may also unilaterally terminate the employment agreement with written notice; however, all unpaid salary and bonuses on the remaining term of the initial three-year agreement, as well as participation in employee benefit plans, would continue to be obligations of the Cerberus Entities pursuant to the terms and conditions of the employment agreement. Termination for cause, disability, death and breach of the employment contract result in varying degrees of severance and employee benefit plan participation. The services rendered by Mr. Crowley include, but are not limited to, business and strategic healthcare investment advice to executive management at the Cerberus Entities.

    Moreover, Mr. Crowley was the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company, which was a portfolio investment of the Cerberus Entities. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California. On December 12, 2001, such bankruptcy court approved the sale of substantially all of the assets of Winterland to Signatures Network, Inc. Since that date, Winterland has been liquidated and Mr. Crowley is no longer a director or officer of the company.

    Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court's denial of the Second Joint Plan of reorganization on December 21, 2001, and the contract remains suspended through April 12, 2002.

    In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed an adversary complaint in the Bankruptcy Court both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries against, among other defendants, Mr. Feinberg and Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., as well as, the Debtors, several non-debtor subsidiaries and several current and former directors, executive officers and employees of the company. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings in connection with the operation and corporate structure of the Resource Network Subsidiaries. See Note 13 in the company's Consolidated Financial Statements for further details.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    1. Financial Statements. The following Consolidated Financial Statements of the registrant and Report of Independent Auditors are presented on pages F-1 and thereafter:

    Report of Independent Auditors

    Consolidated Balance Sheets -- December 31, 2001 and 2000

    Consolidated Statements of Income -- Years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

    2. Financial Statement Schedule. The following consolidated financial statement schedule of the registrant for the years ended December 31, 2001, 2000 and 1999 is presented following the Notes to Consolidated Financial Statements.

    Schedule II -- Valuation and Qualifying Account

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    (b) Reports on Form 8-K.

        On January 10, 2002, Coram Healthcare Corporation filed a report on Form 8-K (an amendment to such report was filed on January 14, 2002) regarding the following: an order denying acceptance of the Second Joint Plan of reorganization of Coram Healthcare Corporation and its wholly-owned subsidiary, Coram, Inc. (collectively the "Debtors"), by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"); Coram's filing of a Notice of Appeal with the Bankruptcy Court regarding the aforementioned denial of acceptance of the Second Joint Plan of reorganization; and the conversion of approximately $23 million in principal and contractual unpaid interest of the Debtors' Series A Senior Subordinated Unsecured Notes to equity in the form of Coram, Inc. Series A Cumulative Preferred Stock.

        On March 21, 2002, Coram Healthcare Corporation filed a report on Form 8-K regarding the appointment by the Bankruptcy Court of Arlin M. Adams, Esquire as the Chapter 11 trustee for the Debtors. Additionally, the company announced that the Bankruptcy Court denied without prejudice a renewed motion made by the Official Committee of the Equity Security Holders (the "Equity Committee") for leave to bring a derivative lawsuit against Coram Healthcare Corporation's chief executive officer, the Board of Directors, Cerberus Partners, L.P. ("Cerberus"), Cerberus' principal and the company's other noteholders. The Bankruptcy Court also denied a motion filed by the Equity Committee related to governance of Coram, Inc.

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         3.1   -- Certificate of Incorporation of registrant, as amended, through May 1, 1994 (Incorporated by reference to Exhibit 3.1 of Registration No. 33-53957 on Form S-4).

         3.2   -- Bylaws of registrant (Incorporated by reference to Exhibit
                  3.2 of Registration No. 33-53957 on Form S-4).

         3.3 -- Certificate of Amendment of the registrant's Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

         4.1 -- Form of Common Stock Certificate for the registrant's common stock, $0.001 par value per share. (Incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

         4.2 -- Form of Common Stock Certificate for the registrant's common stock, par value $0.001, including legend thereon in respect of the Stockholder Rights Agreement. (Incorporated by reference to Exhibit 4.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

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

         10.8 -- Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 of Registration No. 33-53957 on
                  Form S-4).

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.9  -- 401(k) Plan of T2 Medical, Inc. dated December 8, 1989
                  (Incorporated herein by Reference to Exhibit 10(s) of T2
                  Annual Report on Form 10-K for the fiscal year ended September
                  30, 1989, filed with the Commission on or about December 29,
                  1988.)

         10.10 -- 1988 Stock Option Plan of T2 Medical, Inc., as amended and restated as of July 31, 1990 and as further amended as of (i)
                  August 20, 1991; (ii) November 12, 1991; and (iii) July 6,
                  1992 (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on Form S-4).

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.23 -- Warrant Agreement dated as of October 13, 1995, among the registrant, Coram Inc., and the other parties specified
                  therein (Incorporated by reference to the company's Current
                  Report on Form 8-K as filed October 24, 1995).

         10.24 -- Amendment and Limited Waiver to Bridge Securities Purchase
                  Agreement, dated as of October 13, 1995, by and among the registrant, Coram Inc. and Donaldson, Lufkin & Jenrette.
                  (Incorporated by reference to Exhibit 10.24 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).(a)

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
                  Agent. (Incorporated by reference to Exhibit 99.1 of the
                  registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).(a)

         10.34 -- Eighth Amendment to Credit Agreement dated as of December 3,
                  1996, by and among the registrant, Coram Inc., each Subsidiary
                  Guarantor as defined therein), the Financial Institutions (as described therein), and Chase Manhattan Bank as Agent.
                  (Incorporated by reference to Exhibit 10.34 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996).(a)

         10.35 -- Ninth Amendment and Limited Waiver to the Credit Agreement dated as of March 14, 1997, by and among the registrant, Coram
                  Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.35 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996).(a)

         10.36 -- Amended Agreement, dated as of March 28, 1997, by and among the Registrant, Coram Inc. and Donaldson, Lufkin & Jenrette.
                  (Incorporated by reference to Exhibit 10.36 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996).(a)

         10.37 -- Sabratek Corporation and Coram Healthcare Exclusive Supply
                  Agreement for IV Infusion Pumps, IV Disposable Sets and
                  Related Items, dated as of February 26, 1997. (Incorporated by reference to Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

         10.41 -- Prime Vendor Agreement and Letter Amendment, dated October
                  14, 1999, between Coram Healthcare Corporation and Cardinal
                  Health, Inc. Certain portions of the Prime Vendor Agreement have been omitted pursuant to a request for confidential treatment. The entire Prime Vendor Agreement has been filed confidentially with the Securities and Exchange Commission.
                  (Incorporated by reference to Exhibit 10.1 of the registrant's
                  Quarterly Report on Form 10-Q for the quarters ended September
                  30, 1998 and 1999, respectively).

         10.42 -- Amendment No. 1 and Waiver to the Securities Exchange
                  Agreement among the registrant, Cerberus Partners, L.P.,
                  Goldman Sachs Credit Partners L.P. and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.43 -- Promissory Notes and Security Agreement dated July 21, 1998 among the registrant and Foothill Capital Corporation, as collateral agent for Cerberus Partners, L.P., Goldman Sachs
                  Credit Partners L.P. and Foothill Partners III, L.P. and their respective successors and assigns. (Incorporated by reference

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
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

         10.45 -- Securities Exchange Agreement among the registrant,
                  Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P.
                  and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1998).(a)

         10.46 -- Form of Letter of Credit required by the Master Agreement by and between the registrant and its applicable affiliates and Aetna U.S. Healthcare, Inc. and its applicable affiliates
                  (Incorporated by reference to Exhibit 10.02 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         10.47 -- Addendum amendment to Sabratek Corporation and Coram
                  Healthcare Exclusive Supply Agreement for IV Infusion pumps,
                  IV Disposable Sets and Related Items, dated as of February 26,
                  1997, as of December 7, 1998. (Incorporated by reference to Exhibit 10.47 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

         10.48 -- Employment Agreements between Coram Healthcare Corporation and
                  Richard M. Smith, dated as of April 26, 1999 and November 11,
                  1999, respectively. (Incorporated by reference to Exhibits
                  10.4 and 10.2, respectively, of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999).

         10.49 -- Employment Agreement, between Coram Healthcare Corporation and
                  Wendy L. Simpson, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         10.50 -- Employment Agreement, between Coram Healthcare Corporation and
                  Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         10.51 -- Employment Agreement, between Coram Healthcare Corporation and
                  Daniel D. Crowley, dated as of November 30, 1999, together with Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.51 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.52 -- Employment Agreement, between Coram Healthcare Corporation and
                  Allen J. Marabito, dated as of November 30, 1999, together with amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.52 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.53 -- First Amendment to Prime Vendor Agreement, dated as of January
                  1, 2000 by and between the company and Cardinal Health, Inc.
                  (Incorporated by reference to Exhibit 10.53 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000).

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.57 -- Exchange Agreement, dated December 29, 2000, among Coram,
                  Inc., Goldman Sachs Credit Partners, L.P., Cerberus Partners,
                  L.P. and Foothill Capital Corporation. (Incorporated by
                  reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

         10.58 -- Third Amendment to Employment Agreement, between Coram
                  Healthcare Corporation and Daniel D. Crowley, dated August 2,
                  2000. (Incorporated by reference to Exhibit 10.58 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000).

         10.59 -- Employment Agreement, between Coram, Inc. and Scott R. Danitz, dated August 1, 2000. (Incorporated by reference to Exhibit
                  10.59 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.60 -- Employment Agreement, between Coram Healthcare Corporation and
                  Vito Ponzio, Jr, dated April 26, 1999. (Incorporated by reference to Exhibit 10.60 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.61 -- Consulting Services Agreement, between Coram Healthcare
                  Corporation and Joseph D. Smith, dated June 30, 2000.
                  (Incorporated by reference to Exhibit 10.61 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000).

         10.62 -- Consulting Services Agreement, between the company and
                  Donald J. Amaral, dated May 16, 2000. (Incorporated by reference to Exhibit 10.62 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.63 -- Exchange Agreement and related schedules dated as of December
                  31, 2001, among Coram Inc., Goldman Sachs Credit Partners,
                  L.P., Cerberus Partners, L.P. and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibits 99.4 and 99.4a through 99.4f of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of January 10, 2002 and
                  January 14, 2002, respectively).

         10.64 -- Amendment No. 1 to Stockholder Agreement, dated as of December
                  31, 2001, among Coram, Inc., Goldman Sachs & Co., Cerberus
                  Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.5 of the registrant's Current
                  Reports on Form 8-K and Form 8-K/A dated as of January 10,
                  2002 and January 14, 2002, respectively).

         10.65 -- Amendment No. 5 to Securities Exchange Agreement, dated as of
                  December 31, 2001, among Coram, Inc., Coram Healthcare
                  Corporation, Goldman Sachs Credit Partners, L.P., Cerberus
                  Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.6 and 99.6a through 99.6.b of the registrant's Current Report on Form 8-K and Form 8-K/A dated as of January 10, 2002 and January 14, 2002, respectively).

         10.66 -- Certificate of Amendment of the Certificate of Designation of Coram Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2001, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibits 99.7 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of January 10, 2002 and January 14, 2002, respectively).

         10.67 -- Bylaws of Coram, Inc., as amended and restated on December 31,
                  2001. (Incorporated by reference to Exhibits 99.8 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of January 10, 2002 and January 14, 2002, respectively).

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.68 -- Product Purchase Agreement, dated September 1, 2001, between Coram, Inc. and FFF Enterprises, Inc. Certain
                  portions of the Product Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire
                  Product Purchase Agreement has been filed confidentially
                  with the Securities and Exchange Commission.*

         10.69 -- Prime Vendor Agreement, dated April 19, 2001, between Coram
                  Healthcare Corporation and Cardinal Distribution, Inc.*

         10.70 -- I.V. Systems Division Purchase Agreement, dated October 23,
                  2000, between Coram, Inc., and Baxter Healthcare Corporation.
                  Certain portions of the I.V. Systems Division Purchase
                  Agreement have been omitted pursuant to a request for confidential treatment. The entire I.V. Systems Division
                  Purchase Agreement has been filed confidentially with the Securities and Exchange Commission.*

         10.71 -- Letter Amendment, dated October 25, 2000, between Coram,
                  Inc., and Baxter Healthcare Corporation. Certain portions of the Letter Amendment have been omitted pursuant to a request for confidential treatment. The entire Letter Amendment has been filed confidentially with the Securities and Exchange
                  Commission.*

         10.72 -- Amendment to I.V. Systems Division Purchase Agreement, dated
                  January 28, 2002, between Coram, Inc., and Baxter Healthcare
                  Corporation.*

         10.73 -- Therapeutics Purchase Agreement, dated January 7, 2002, between Coram, Inc., and Baxter Healthcare Corporation.
                  Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The entire Agreement has been filed confidentially with the Securities and Exchange
                  Commission.*

         10.74 -- Hemophilia Product Volume Commitment Agreement, dated
                  December 19, 2001, between Coram, Inc., and Baxter Healthcare
                  Corporation. Certain portions of the Hemophilia Product Volume
                  Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire Hemophilia Product
                  Volume Commitment Agreement has been filed confidentially with the Securities and Exchange Commission.*

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

*        Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                                         CORAM HEALTHCARE CORPORATION

                                         By:        /s/ DANIEL D. CROWLEY
                                            ------------------------------------
                                                        Daniel D. Crowley
                                            Chairman of the Board of Directors,
                                           Chief Executive Officer and President

                                         By:       /s/ SCOTT R. DANITZ
                                            ------------------------------------
                                                     Scott R. Danitz
                                              Senior Vice President, Chief
                                             Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

     /s/ DANIEL D. CROWLEY         Chairman of the Board        April 15, 2002
     ---------------------            of Directors, Chief
       Daniel D. Crowley              Executive Officer and
                                      President


     /s/ DONALD J. AMARAL          Director                     April 15, 2002
     ---------------------
        Donald J. Amaral

     /s/ WILLIAM J. CASEY          Director                     April 15, 2002
     ---------------------
        William J. Casey

     /s/ L. PETER SMITH            Director                     April 15, 2002
     ---------------------
        L. Peter Smith

     /s/ SANDRA R. SMOLEY          Director                     April 15, 2002
     ---------------------
        Sandra R. Smoley

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
    Report of Independent Auditors .......................................   F-2
    Consolidated Balance Sheets -- As of December 31, 2001 and 2000 ......   F-3
    Consolidated Statements of Income -- Years Ended December 31, 2001,
       2000 and 1999 .....................................................   F-4
    Consolidated Statements of Stockholders' Equity -- Years Ended
    December 31, .........................................................   F-5
       2001, 2000 and 1999
    Consolidated Statements of Cash Flows - Years Ended December 31,
    2001, 2000 ...........................................................   F-6
       and 1999
    Notes to Consolidated Financial Statements ...........................   F-7
    Schedule II - Valuation and Qualifying Accounts ......................   S-1

                         REPORT OF INDEPENDENT AUDITORS

Stockholders, Chapter 11 Trustee and Board of Directors
Coram Healthcare Corporation

    We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. However, the company has incurred net losses from continuing operations in each of the three years in the period ended December 31, 2001 and, as more fully described in Note 8 to the consolidated financial statements, the company has not been in compliance with certain covenants of its loan agreements. In addition, as more fully described in Note 3 to the consolidated financial statements, Coram Healthcare Corporation and its first tier wholly owned subsidiary Coram, Inc. (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and continue to operate as debtors-in-possession under the protection of Chapter 11 at December 31, 2001. On August 8, 2000 the Debtors filed a joint plan of reorganization with the United States Bankruptcy Court (the "Bankruptcy Court"). On December 21, 2000, the plan was not approved by the Bankruptcy Court. On July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Plan of reorganization, as amended (the "Second Joint Plan"). On December 21, 2001, the Bankruptcy Court issued an order denying confirmation of the Debtors' Second Joint Plan. On February 12, 2002, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders for the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. The Company is currently operating its business under the jurisdiction of the Chapter 11 trustee appointed by the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of requisite parties under the United States Bankruptcy Code and confirmation of the Bankruptcy Court, resolution of various litigation against the Company, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. These matters raise substantial doubt about the company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.


                                                 ERNST & YOUNG LLP

Denver, Colorado
April 12, 2002

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                        ----------------------
                                                                                          2001         2000
                                                                                        ---------    ---------
Current assets:
  Cash and cash equivalents .........................................................   $  21,339    $  27,259
  Cash limited as to use ............................................................         269          387
  Accounts receivable, net of allowances of $19,457 and $17,912 .....................      88,567       77,387
  Inventories .......................................................................      13,557       12,796
  Deferred income taxes, net ........................................................         178          428
  Other current assets ..............................................................       4,823        4,759
                                                                                        ---------    ---------
          Total current assets ......................................................     128,733      123,016
 Property and equipment, net ........................................................      15,030       15,292
 Deferred income taxes, net .........................................................         719        1,697
 Other deferred costs and intangible assets, net of accumulated amortization of
    $19,444 and $16,963 .............................................................       6,270        8,448
 Goodwill, net of accumulated amortization of $97,592 and $87,770 ...................     180,871      193,855
 Other assets .......................................................................       4,843        3,068
                                                                                        ---------    ---------
          Total assets ..............................................................   $ 336,466    $ 345,376
                                                                                        =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities not subject to compromise:
  Accounts payable ..................................................................   $  24,142    $  21,450
  Accrued compensation and related liabilities ......................................      26,349       24,598
  Current maturities of long-term debt ..............................................          60          179
  Income taxes payable ..............................................................         316          773
  Deferred income taxes .............................................................         462           52
  Accrued merger and restructuring costs ............................................         583        2,301
  Accrued reorganization costs ......................................................       7,742        4,831
  Other accrued liabilities, including interest payable .............................       6,236        6,849
                                                                                        ---------    ---------
Total current liabilities not subject to compromise .................................      65,890       61,033
Total current liabilities subject to compromise (See Note 3) ........................     139,044      159,127
                                                                                        ---------    ---------
Total current liabilities ...........................................................     204,934      220,160
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ...........................................         150           24
  Minority interests in consolidated joint ventures and preferred stock issued by a
    subsidiary ......................................................................       6,290        5,978
  Income taxes payable ..............................................................      17,784       11,903
  Other liabilities .................................................................       1,901        1,727
  Deferred income taxes .............................................................         435        2,073
  Net liabilities of discontinued operations ........................................      26,783       26,533
                                                                                        ---------    ---------
          Total liabilities .........................................................     258,277      268,398

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.001, authorized 10,000 shares, none issued .............          --           --
Common stock, par value $.001, 150,000 shares authorized, 49,638 shares issued and
    outstanding .....................................................................          50           50
Additional paid-in capital ..........................................................     427,353      427,357
Accumulated deficit .................................................................    (349,214)    (350,429)
                                                                                        ---------    ---------
          Total stockholders' equity ................................................      78,189       76,978
                                                                                        ---------    ---------
          Total liabilities and stockholders' equity ................................   $ 336,466    $ 345,376
                                                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                     2001         2000         1999
                                                                                   ---------    ---------    ---------
       Net revenue .............................................................   $ 393,629    $ 464,820    $ 521,196
       Cost of service .........................................................     279,275      341,656      408,878
                                                                                   ---------    ---------    ---------
       Gross profit ............................................................     114,354      123,164      112,318
       Operating expenses:
         Selling, general and administrative expenses ..........................      83,836       90,329       96,809
         Provision for estimated uncollectible accounts ........................      17,533        9,773       28,310
         Amortization of goodwill ..............................................       9,822       10,227       10,784
         Restructuring cost (recovery) expense .................................        (679)        (322)       5,831
         Losses on impairments of long-lived assets ............................       3,255        8,323        9,100
                                                                                   ---------    ---------    ---------
                 Total operating expenses ......................................     113,767      118,330      150,834
                                                                                   ---------    ---------    ---------
       Operating income (loss) from continuing operations ......................         587        4,834      (38,516)
       Other income (expenses):
         Interest income .......................................................       1,216          991          655
         Interest expense (excluding post-petition contractual interest of
            $14.0 million for the year ended December 31, 2001) ................      (6,652)     (26,788)     (29,763)
         Equity in net income of unconsolidated joint ventures .................         730          759          442
         Gains on sales of businesses ..........................................          --       18,649           --
         Gains (losses) on dispositions of property and equipment, net .........           1         (224)        (107)
         Other income, net .....................................................          55        2,473          405
                                                                                   ---------    ---------    ---------
       Income (loss) from continuing operations
           before reorganization expenses, income taxes, minority
           interests and extraordinary gains on troubled debt restructurings...       (4,063)         694      (66,884)
       Reorganization expenses, net ............................................      14,397        8,264           --
                                                                                   ---------    ---------    ---------
       Loss from continuing operations before income taxes, minority
         interests and extraordinary gains on troubled debt restructurings .....     (18,460)      (7,570)     (66,884)
         Income tax expense ....................................................         150          250          440
         Minority interests in net income of consolidated joint ventures .......         631          571        1,470
                                                                                   ---------    ---------    ---------
       Loss from continuing operations before extraordinary gains on troubled
        debt restructurings ....................................................     (19,241)      (8,391)     (68,794)
                                                                                   ---------    ---------    ---------

       Discontinued Operations:
         Loss from operations ..................................................          --           --      (28,411)
         Loss from disposal ....................................................        (250)        (662)     (17,618)
                                                                                   ---------    ---------    ---------
       Total discontinued operations ...........................................        (250)        (662)     (46,029)
                                                                                   ---------    ---------    ---------
       Extraordinary gains on troubled debt restructurings, net of income
         tax expense of $400 for the year ended December 31, 2000 ..............      20,706      107,772           --
                                                                                   ---------    ---------    ---------
       Net income (loss) .......................................................   $   1,215    $  98,719    $(114,823)
                                                                                   =========    =========    =========

       Earnings (Loss) Per Share
         Basic and Diluted:
           Loss from continuing operations .....................................   $   (0.39)   $   (0.17)   $   (1.39)
           Loss from discontinued operations ...................................       (0.01)       (0.01)       (0.93)
           Extraordinary gains on troubled debt restructurings .................        0.42         2.17           --
                                                                                   ---------    ---------    ---------
           Net income (loss) per common share ..................................   $    0.02    $    1.99    $   (2.32)
                                                                                   =========    =========    =========
       Weighted average common shares used in computation of basic and diluted
             earnings (loss) per share .........................................      49,638       49,638       49,512
                                                                                   =========    =========    =========

          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                         COMMON STOCK        ADDITIONAL
                                     ---------------------    PAID-IN    ACCUMULATED
                                      SHARES      AMOUNT      CAPITAL      DEFICIT       TOTALS
                                     ---------   ---------   ---------    ---------    ---------
Balances at January 1, 1999 ......      49,201   $      49   $ 427,133    $(334,325)   $  92,857
  Issuances of common stock and
     warrants, net ...............         437           1         266           --          267
  Net loss .......................          --          --          --     (114,823)    (114,823)
                                     ---------   ---------   ---------    ---------    ---------
Balances at December 31, 1999 ....      49,638          50     427,399     (449,148)     (21,699)
  Other ..........................          --          --         (42)          --          (42)
  Net income .....................          --          --          --       98,719       98,719
                                     ---------   ---------   ---------    ---------    ---------
Balances at December 31, 2000 ....      49,638          50     427,357     (350,429)      76,978
  Other ..........................          --          --          (4)          --           (4)
  Net income .....................          --          --          --        1,215        1,215
                                     ---------   ---------   ---------    ---------    ---------
Balances at December 31, 2001 ....      49,638   $      50   $ 427,353    $(349,214)   $  78,189
                                     =========   =========   =========    =========    =========



          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                    2001         2000         1999
                                                                                  ---------    ---------    ---------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations ......................................   $ (19,241)   $  (8,391)   $ (68,794)
     Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
       Provision for estimated uncollectible accounts .........................      17,533        9,773       28,310
       Depreciation and amortization (including accelerated write-off
         of deferred debt issuance costs in 2000) .............................      20,708       23,227       23,892
       Reorganization expenses, net ...........................................      14,397        8,264           --
       Minority interest in net income of consolidated joint ventures, net ....         631          571        1,470
       (Gains) losses on dispositions of property and equipment ...............          (1)         224          107
       Gains on sales of businesses ...........................................          --      (18,649)          --
       Cash distributions from equity investees ...............................         398          883          922
       Equity in net income of unconsolidated joint ventures, net .............        (730)        (759)        (442)
       Losses on impairments of long-lived assets .............................       3,255        8,323        9,100
       Changes in operating assets and liabilities, net:
         Accounts receivable ..................................................     (28,713)       3,490      (36,828)
         Prepaid expenses, inventories and other assets .......................      (1,112)       8,275        3,136
         Current and other liabilities, including accrued interest ............       8,786       12,418       26,203
         Accrued merger and restructuring costs ...............................      (1,718)      (3,505)       3,456
                                                                                  ---------    ---------    ---------
     Net cash provided by (used in) continuing operations before
         reorganization items..................................................      14,193       44,144       (9,468)
     Operating cash flows used by reorganization items ........................     (10,776)      (1,581)          --
                                                                                  ---------    ---------    ---------
     Net cash provided by (used in) continuing operations (net of
         reorganization items).................................................       3,417       42,563       (9,468)
                                                                                  ---------    ---------    ---------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment ......................................      (7,587)      (3,527)      (6,947)
     Investment in a joint venture ............................................          --         (249)          --
     Proceeds from sales (payments for acquisitions) of businesses, net .......          --       41,513         (481)
     Proceeds from dispositions of property and equipment .....................          74           60          159
                                                                                  ---------    ---------    ---------
     Net cash (used in) provided by investing activities ......................      (7,513)      37,797       (7,269)
                                                                                  ---------    ---------    ---------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from promissory notes and other debt obligations ................          --        1,500       50,000
     Principal payments of debt obligations ...................................        (296)     (55,562)      (6,061)
     Cash paid for debtor-in-possession financing costs .......................          --         (536)          --
     Deposits to collateralize letters of credit, net .........................      (1,116)          --           --
     Cash distributions to minority interests .................................        (412)      (1,405)        (796)
     Purchases of stock and exercises of warrants and options, net ............          --           --          210
                                                                                  ---------    ---------    ---------
     Net cash (used in) provided by financing activities ......................      (1,824)     (56,003)      43,353
                                                                                  ---------    ---------    ---------
     NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS ...............      (5,920)      24,357       26,616
     NET CASH USED IN DISCONTINUED OPERATIONS .................................          --       (3,731)     (20,186)
     CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............................      27,259        6,633          203
                                                                                  ---------    ---------    ---------

     CASH AND CASH EQUIVALENTS, END OF YEAR ...................................   $  21,339    $  27,259    $   6,633
                                                                                  =========    =========    =========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest ...............................................................   $     226    $   9,175    $   9,974
       Income taxes ...........................................................         724          513          554

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
       ACTIVITIES:
       Extraordinary gains on troubled debt restructurings (long-term debt conversion to subsidiary preferred stock), net of income tax expense
        of $400 for the year ended December 31, 2000 ..........................   $  20,706    $ 107,772    $      --


          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1. DESCRIPTION OF BUSINESS

    Business Activity. As of December 31, 2001 Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. On such date, the Debtors commenced operations as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"); however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002, at which time, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the proceeding. See Note 3 for further details.

    In December 1999, Coram announced that it was repositioning its business to focus on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, pain management and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. Additionally, a reimbursement site consolidation plan was initiated and completed during 2001. See Note 6 for further details. Most of the company's net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers.

    Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services for chronically ill patients through its Coram Prescription Services ("CPS") business from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. The pharmacy benefit management service provided on-line claims administration, formulary management and certain drug utilization review services through a nationwide network of retail pharmacies. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. On July 31, 2000, Coram completed the sale of its CPS business to a management-led group financed by GTCR Golder Rauner, L.L.C. for a one-time payment of $41.3 million. See Note 5 for further details.

    Prior to January 1, 2000, the company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Coram and Aetna were previously involved in litigation over the Master Agreement; however, the litigation was amicably resolved and the case was dismissed on April 20, 2000. See Note 13 for further details. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code, and the Resource Network Subsidiaries are being liquidated pursuant to such proceedings. See Notes 4 and 13 for further details.

    Company History. The company was formed on July 8, 1994, as a result of a merger (the "Four-Way Merger") by and among T2 Medical, Inc. ("T2 Medical"), Curaflex Health Services, Inc. ("Curaflex"), HealthInfusion, Inc.
("HealthInfusion") and Medisys, Inc. ("Medisys") (collectively the "Merged Entities").

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Concentration of Credit Risk. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. At December 31, 2001 substantially all of the company's cash was deposited with Harris Trust and Savings Bank. Daily cash balances may be in excess of the FDIC insurance limits, but credit risk is mitigated as deposits are kept only with high credit quality institutions. Accounts receivable are primarily from third-party payers, including private indemnity insurers, managed care organizations and state and federal governmental payers such as Medicare and Medicaid, and are unsecured. Accounts receivable under the Medicare program represented approximately 32% and 24% of the company's consolidated accounts receivable at December 31, 2001 and December 31, 2000, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. Credit risk is mitigated by the large number of entities that comprise the third-party payer base and credit evaluations of patients and third-party payers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    Basis of Presentation. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan of reorganization filed in the Chapter 11 proceedings could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 3 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet obligations.

    Principles of Consolidation. The consolidated financial statements include the accounts of CHC, its subsidiaries and joint ventures which are considered to be under the control of CHC, including those of CHC's direct subsidiary CI. As discussed in Note 1, CI is a party to the bankruptcy proceedings that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

    Bankruptcy Reporting. Effective August 8, 2000, the company began presenting its consolidated financial statements in accordance with the provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

    Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company's revenue is billed to third-party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded and billed net of contractual allowances and related discounts. Contractual allowances represent adjustments to established rates (e.g., Average Wholesale Price for pharmaceutical drugs, etc.) to reflect the amounts expected to be realized from third-party payers under contractual agreements. For non-contracted payers (excluding Medicare and Medicaid), pricing is either negotiated prior to rendering services or the payer is billed at list price. In the former circumstance, contractual allowances are recorded at the time of revenue recognition based upon the pre-negotiated rates. If the payer is billed at list price, a contractual allowance is recorded based upon management's estimates until a payment history is established with the payer, at which time the contractual allowances are prospectively modified. In the case of Medicare and Medicaid, contractual allowances are recorded at the time of revenue recognition based upon the allowable recoverable amount pursuant to the underlying federal and state regulations for such governmental programs.

    In certain cases, the company accepts fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services. As of December 31, 2001, Coram was a party to only four capitated arrangements. Such

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


agreements represented approximately 6%, 4% and 2% of the company's consolidated net revenue from continuing operations for the years ended December 31, 2001, 2000 and 1999, respectively. Of the capitated revenue agreements, approximately 90% of the 2001 activity (5.5% of the company's total net revenue for 2001) relates to an agreement that provides services to members in the California marketplace. The aforementioned capitated agreement's risk to the company is somewhat mitigated by the inclusion of contractual stop-loss provisions that protect the company when member utilization for identified therapies exceeds contractual thresholds. Once stop-loss provisions are met in any given month, the services provided by Coram are reimbursed at agreed-upon fee-for-service rates.

    Management fees, which are collected from entities managed by the company, are a fixed fee or are based on a percentage of the entities' operating results or number of active patients. Management fees were immaterial for all periods presented in the consolidated statements of income.

    Revenue from the Medicare and Medicaid programs accounted for approximately 25%, 22%, and 21% of the company's consolidated net revenue from continuing operations for the years ended December 31, 2001, 2000 and 1999, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

    From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new enhanced payer contracts. In connection therewith, the company recorded bad debt expense, net of recoveries, aggregating approximately $0.6 million for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, the company recorded net bad debt recoveries of $0.4 million and $0.1 million, respectively. Furthermore, management is aware of certain claims, disputes or unresolved matters with third-party payers in the normal course of business. Although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company's financial position, results of operations or cash flows.

    Cash and Cash Equivalents. Cash equivalents include all highly liquid investments with an original maturity of three months or less. The company's cash balance that was limited as to its use includes cash which has restrictions imposed on its use by third parties.

    Inventories. Inventories, consisting primarily of pharmaceutical drugs and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

    Capitalized Software Development Costs. Costs related to software developed and obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed For or Obtained for Internal-Use ("SOP 98-1"). Amortization is computed using the straight-line method over estimated useful lives of one to five years.

    Goodwill and other Long-Lived Assets. Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over 25 years. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. In the period these payments become probable, they are recorded as additional goodwill. See Note 13 for further details concerning contingencies relative to earn-out payments.

    The carrying value of goodwill and other long-lived assets is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows, their carrying value is reduced to estimated fair value based on discounted cash flow estimates. Impairment indicators include, among other conditions, cash flow deficits; historical or anticipated declines in revenue or operating profit; adverse legal, regulatory or reimbursement developments; or a material decrease in the fair value of some or all of the assets. A review is done separately for each of the identifiable markets in which the company operates. During the years ended December 31, 2001, 2000 and 1999, Coram recognized losses on impairments of goodwill and long-lived assets (primarily goodwill) of

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


approximately $3.3 million, $8.3 million and $9.1 million, respectively. These impairment charges resulted primarily from recurring operating losses or substandard financial performance at the infusion branches to which the associated goodwill and other long-lived assets related. The amount of impairment charges were determined using forecasted discounted cash flows of those branches with indicators of potential impairment of allocated long-lived assets. The forecasted cash flows were based on earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), with an effective 8% growth rate, offset by corporate administrative cost allocations with an estimated growth rate of 2%. A discount rate of 10% was used to calculate the net present value of the forecasted future annual cash flows projected over 25 years, plus a terminal value equal to 3.5 times EBITDA.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 142 requires that goodwill and indefinite long-lived intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. Statements 142 and 144 are effective for the company for the year ending December 31, 2002. Management is currently evaluating the impact that the adoption of these accounting pronouncements will have on the company's financial position and results of operations. For the years ended December 31, 2001, 2000 and 1999, the company recognized goodwill amortization of $9.8 million, $10.2 million and $10.8 million, respectively.

    Coram may be required to record additional write-downs of its goodwill and other long-lived assets. Any such write-down could have a material adverse effect on the company's financial position and results of operations.

    Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the allowance for estimated uncollectible accounts. Additionally, the company establishes appropriate supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy filings. The allowance for estimated uncollectible accounts is adjusted as needed to reflect current collection, write-offs and other trends, including changes in assessment of realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has adequate provisions for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and maximize integration efficiencies related to reimbursement site consolidations and system changes.

    In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were being eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management does not expect this change to affect Coram's patients or payers, but believes, instead, that in the long-term they will receive better, more consistent service. The transition was accomplished in stages commencing April 1, 2001 and ending July 2001. Management had taken certain actions to mitigate the potential shortfall in cash collections during and after the transition period, including, but not limited to, offering incentives for personnel to stay with the company until the completion of their corresponding regional consolidation. Notwithstanding management's efforts, the company experienced deterioration in its days sales outstanding ("DSO") since the commencement of the reimbursement consolidation plan and a substantial growth in accounts receivable. No assurances can be given that the consolidation of the company's Patient Financial Service Centers will be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections after the transition period or that the aforementioned deterioration in DSO and accounts receivable will not continue.

    Earnings per Share. Basic and diluted earnings (loss) per share were identical for each year in the three year period ended December 31, 2001. In each such year, the company experienced losses from continuing operations and, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share, the denominator utilized to calculate earnings (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive.

    Comprehensive Income. The FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), establishing rules for reporting and displaying comprehensive income. Comprehensive income is defined as essentially all changes in stockholders' equity exclusive of transactions with owners (e.g., dividends, stock options, etc.) and

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


includes net income plus changes in certain assets and liabilities that are reported directly in equity, referred to as "Other Comprehensive Income." Other Comprehensive Income includes unrealized gains or losses on available-for-sale securities, translation adjustments on investments in foreign subsidiaries and certain changes in minimum pension liabilities. The company has no material activity that requires disclosure under Statement 130.

    Derivatives and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 was initially effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB No. 133, which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. Accordingly, the company adopted the new pronouncement effective January 1, 2001; however, it had no effect on the company's financial position or operating results.

   Business Combinations. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement 141 is effective for the company for the year ending December 31, 2002. The adoption of this accounting pronouncement is not anticipated to have a material impact on the company's financial position or results of operations.

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

3. REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

    Background and Certain Important Bankruptcy Court Activity

    On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Following the filing of the voluntary Chapter 11 petitions, the Debtors commenced operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II") (see discussion of Stark II in Note 13), after December 31, 2000 and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

    On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 8 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado;
(iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations. Additionally, in January 2002, the Bankruptcy Court approved a motion to extend the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including May 2, 2002. Certain other motions filed by the Debtors have been granted and others are presently pending.

    In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay the remaining portion of the first installment of approximately $0.5 million to the company's Chief Executive Officer and Executive Vice President and the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as the all remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's Chief Executive Officer because such payments are disputed by the Official Committee of the Equity Security Holders. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court has deferred its ruling on the Debtors' motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer's retention amounts until a hearing on May 9, 2002. The company has fully accrued the remaining amounts under the first and second installments of the retention plans as of December 31, 2001.

    On September 7, 2001, the Bankruptcy Court approved payments of up to $2.7 million for management incentive plan compensation bonuses (the "MIP") related to the year ended December 31, 2000 for all individuals participating in the MIP, except for the company's Chief Executive Officer. In connection therewith, payments were made to those individuals in September 2001.

    On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was secured by the unearned premiums and loss payments under the insurance policies covered by the Financing Agreement. The amount financed was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%.

    On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of a proposed asset purchase agreement which would provide the authority for a non-debtor subsidiary of the company to sell certain durable medical equipment located at its New Orleans branch to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement.

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

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. See Note 13 for further details. Additionally, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions to lift the automatic bankruptcy stay to pursue claims against the Debtors and certain of their operating subsidiaries. Through April 12, 2002, the Bankruptcy Court has not granted any relief of the automatic stay provisions of the Bankruptcy Code in favor of the R-Net estates. See Note 13 for further details.

    The Debtors' First Joint Plan of Reorganization and Related Activities

    On the same day that the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Debtors' Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the company's Series A Notes and Series B Notes. Representatives of the company negotiated the principal aspects of the Joint Plan with representatives of the holders of the company's Series A Notes and Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Joint Plan.

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that are not receiving any distribution, which were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the company's Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court.

    In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 8 and 11 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 13 for further discussion regarding Stark II.

    The Debtors' Second Joint Plan of Reorganization and Related Activities

    On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of CHC's Board of Directors and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Independent Committee of the Board of Directors (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion,
(ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

    Based upon Goldin's findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C (the "Goldin Report"), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the "Second Disclosure Statement"), with respect to their Second Joint Plan of Reorganization, as amended (the "Second Joint Plan"). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin's recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

         o the payment of up to $3.0 million to the holders of allowed general unsecured claims of CHC;

         o the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

         o cancellation of the issued and outstanding CI Series A Cumulative Preferred Stock; and

         o a $7.5 million reduction in certain performance bonuses payable to the company's Chief Executive Officer.

    Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    In order to become effective, the Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions protesting and objecting to the Debtors' Second Joint Plan. Notwithstanding the aforementioned protests and objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests who are entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

    On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors have the exclusive right to file a plan of reorganization before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusive period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001).

    The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. The Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, if certain conditions of the Bankruptcy Code are satisfied. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Debtors' Second Joint Plan.

    In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Cumulative Preferred Stock (see Notes 8 and 11 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. See Note 13 for further discussion regarding Stark II.

APPOINTMENT OF CHAPTER 11 TRUSTEE AND BANKRUPTCY RELATED ACTIVITIES SUBSEQUENT TO DECEMBER 31, 2001

    On December 28, 2001, the Debtors filed a Notice of Appeal in the United States District Court for the District of Delaware (the "District Court") appealing the December 21, 2001 Bankruptcy Court decision denying confirmation of the Debtors' Second Joint Plan and, on February 6, 2002, the Debtors perfected their appeal. On February 25, 2002, the Equity Committee filed a Motion to Strike Appeal with the District Court wherein it was requested that the District Court dismiss the Debtors' appeal on the grounds that certain of the Debtors' required briefs were filed after the statutory deadline. On March 7, 2002, the Debtors filed an Opposition to Motion to Strike Appeal whereby the Debtors assert, among other things, that the required briefs were filed on a timely basis. A stipulation agreement between the Equity Committee and the Chapter 11 trustee was effectuated on March 22, 2002 and, in connection therewith, the parties resolved the aforementioned dispute and the Debtors will file their opening briefs on or before April 25, 2002. Management of the company cannot predict what impact the Equity Committee or other interested parties will have on the Debtors' pending appeal in the District Court.

    On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied without prejudice a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against the company's chief executive officer, the Board of Directors, Cerberus Partners, L.P. ("Cerberus"), a Cerberus principal and the company's other noteholders. Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (1) requiring the company to call a stockholders' meeting and (2) modifying certain aspects of CI's corporate governance structure (see Notes 11 and 13 for further details regarding the Equity Committee's motion regarding CI voting rights and related activities).

    On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee is obligated to investigate the debtor's operations, financial condition and any other matter relevant to the formulation of a plan of reorganization. The Bankruptcy Code also provides that a Chapter 11 trustee must either file a plan of reorganization as soon as practicable or an explanation as to why he/she is unable to file a

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


plan of reorganization. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code.

    Furthermore, the Bankruptcy Code makes a Chapter 11 trustee responsible for the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing in the presiding bankruptcy court; however, non-ordinary course actions still require the authorization of the presiding bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, the Chapter 11 trustee may retain and oversee this management.

    After a Chapter 11 trustee is appointed, the debtor's Board of Directors does not retain any management powers. While Mr. Adams has assumed the Board of Directors' management rights and responsibilities, he is doing so, as of April 12, 2002, without any other changes to the company's management or organizational structure.

    On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court granted the motion to the extent that it extended exclusivity to January 2, 2002. Thereafter, the Debtors' exclusivity period terminated.

OTHER BANKRUPTCY-RELATED DISCLOSURES

    Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the Consolidated Balance Sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date from the rejection of executory contracts, including certain leases, and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts. Parties affected by the rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to remove the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers.

    The principal categories and balances of Chapter 11 bankruptcy claims accrued in the Consolidated Balance Sheets and included in liabilities subject to compromise are summarized as follows (in thousands):

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                     2001           2000
                                                                  ------------   ------------
Series A and Series B Notes in default and other long-term
  debt obligations ............................................   $    132,422   $    153,422
Liabilities of discontinued operations subject to compromise ..          2,936          2,936
Earn-out obligation ...........................................          1,268          1,268
Accounts payable ..............................................          1,088            111
Accrued merger and restructuring costs (primarily severance
  liabilities) ................................................            468            468
Legal and professional liabilities ............................             98            113
Other .........................................................            764            809
                                                                  ------------   ------------
  Total liabilities subject to compromise .....................   $    139,044   $    159,127
                                                                  ============   ============

    Subsequent to December 31, 2000, one of the Debtors' creditors issued pre-petition credit memoranda of approximately $1.1 million. These credits have been filed as claims against the Debtors' estates in the bankruptcy proceedings and have therefore been recorded as liabilities subject to compromise in the company's Consolidated Balance Sheets.

    In addition to the amounts disclosed in the table above, the holders of CI's Series A Cumulative Preferred Stock continue to maintain a claim position within the Debtors' bankruptcy proceedings in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchanges, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchanges.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan of reorganization

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2001 and 2000 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

    Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures incurred relating to the Chapter 11 proceedings, offset by interest earned on cash accumulated related to the Debtors not paying their pre-petition liabilities during the pendency of the Chapter 11 proceedings. The principal components of reorganization expenses for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                                   DECEMBER 31,    DECEMBER 31,
                                                      2001             2000
                                                   ------------    ------------
Legal, accounting and consulting fees ..........   $     13,002    $      5,299
Success bonus and retention plan expenses ......          1,769           2,491
Resource Network Subsidiary settlement amount ..             --             500
Office of the United States Trustee fees .......             41              21
Interest income ................................           (415)            (47)
                                                   ------------    ------------
  Total reorganization expenses, net ...........   $     14,397    $      8,264
                                                   ============    ============

4. DISCONTINUED OPERATIONS

    Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries and the plan to liquidate the R-Net division, Coram accounted for such division as a discontinued operation and disclosed the excess of R-Net's liabilities over its assets as Net Liabilities of Discontinued Operations in the Consolidated Financial Statements. Coram also separately reflected R-Net's operating results in the Consolidated Statements of Income as Discontinued Operations; however, R-Net had no operating activity for the years ended December 31, 2001 and 2000. The Loss from Operations of Discontinued Operations of R-Net reflected in the company's Consolidated Statements of Income for the year ended December 31, 1999 is as follows (in thousands):

  Net revenue ......................................................   $ 74,432
                                                                       ========
  Gross profit (loss) ..............................................   $ (8,003)
                                                                       ========
  Loss from operations of discontinued operations ..................   $(28,411)
                                                                       ========

    The $17.6 million Loss from Disposal of Discontinued Operations for the year ended December 31, 1999 includes $1.5 million of loss from operations for the period from the November 12, 1999 measurement date to December 31, 1999, including $2.9 of net revenue during this period. The 1999 Loss from Operations of Discontinued Operations also includes $5.5 million of reserves for severance, litigation, facility costs and other wind-down costs, and $10.6 million for asset impairment reserves.

    The 2000 Loss from Disposal of Discontinued Operations of approximately $0.7 million includes additional reserves for litigation and other wind-down costs, net of certain insurance recoveries, facility cost reserve reductions resulting from the Debtors' bankruptcy proceedings, reserve adjustments due to changes in the estimated amounts of legal and professional fees necessary to complete R-Net's Chapter 11 bankruptcy proceedings and the $0.5 million settlement with the Debtors for a certain substantive consolidation matter.

    For the year ended December 31, 2001, Coram recorded a $0.3 million Loss from Disposal of Discontinued Operations related to certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries (see Note 13 for further details).

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The components of the net liabilities of discontinued operations included in the Consolidated Balance Sheets are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Cash ...................................................   $  1,146    $  1,162
Intercompany receivable ................................         --         500
Accounts payable .......................................    (29,566)    (28,619)
Accrued expenses .......................................     (1,299)     (1,512)
Other long-term liabilities ............................         --      (1,000)
                                                           --------    --------
                                                            (29,719)    (29,469)
Net liabilities subject to compromise under
  Debtors' Chapter 11 case .............................      2,936       2,936
                                                           --------    --------
Net liabilities of Discontinued Operations .............   $(26,783)   $(26,533)
                                                           ========    ========

    As of December 31, 2001, approximately $27.2 million of the liabilities related to the discontinued operations was subject to compromise under the R-Net Chapter 11 bankruptcy proceedings.

    All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000. Currently, only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business.

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

6. MERGER AND RESTRUCTURING RESERVES

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

    During January 1999, the company undertook an organizational realignment to affect a functional reporting structure (the "Field Reorganization Plan") and charged $1.0 million to operations as a restructuring cost. The Field Reorganization Plan's restructuring cost related to severance payments, fringe benefits and taxes for approximately 25 severed employees. This plan was completed in the first quarter of the year ended December 31, 2000.

    During July 1999, the company adopted a restructuring plan associated with the reorganization of the R-Net call center operations responsible for managing the Master Agreement with Aetna (the "R-Net Restructure Plan"). The R-Net Restructure Plan resulted in an initial charge to operations of approximately $5.1 million. In November 1999, prior to the R-Net decision to file voluntary Chapter 11 bankruptcy petitions, the company re-evaluated the estimated cost to complete the R-Net Plan and revised the initial charge to approximately $4.3 million, which consisted of accruals for restructuring of $2.8 million for facility costs and $0.6 million for personnel reduction costs, and a loss on impairment of long-lived assets charge of $0.9 million. As a result of the R-Net liquidation described in Notes 1 and 4, these charges are included in the Loss from Discontinued Operations for the year ended December 31,

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1999 and the related restructuring accrual and impairment of long-lived assets are reflected in the net liability of discontinued operations.

    During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates. Such operations were closed during the first half of 2001, including the severance of approximately 80 related employees.

    Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through December 31, 2001, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

                                                       CHARGES THROUGH DECEMBER 31, 2001      BALANCES AT DECEMBER 31, 2001
                                                    ---------------------------------------  ------------------------------
                                                                                              ESTIMATED
                                                       CASH         NON-CASH                 FUTURE CASH           TOTAL
                                                    EXPENDITURES    CHARGES       TOTAL      EXPENDITURES         CHARGES
                                                    ------------   ----------  ------------  ------------        ----------

Caremark Business Consolidation Plan:
  Personnel reduction costs ....................... $     11,300   $       --  $     11,300  $         --        $   11,300
  Facility reduction costs ........................       10,325        3,900        14,225           372            14,597
                                                    ------------   ----------  ------------  ------------        ----------
     Subtotal .....................................       21,625        3,900        25,525           372            25,897

Coram Restructure Plan:
  Personnel reduction costs .......................        2,361           --         2,361           104             2,465
  Facility reduction costs ........................        1,055           --         1,055           575             1,630
                                                    ------------   ----------  ------------  ------------        ----------
     Subtotal .....................................        3,416           --         3,416           679             4,095
                                                    ------------   ----------  ------------  ------------        ----------
Totals ............................................ $     25,041   $    3,900  $     28,941         1,051        $   29,992
                                                    ============   ==========  ============  ------------        ==========
                     Restructuring costs subject to compromise ............................          (468)
                                                                                             ============
                     Accrued merger and restructuring costs per the Consolidated
                        Balance Sheets ....................................................  $        583
                                                                                             ============

    During the year ended December 31, 2001, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

                      Balance at December 31, 2000 .........................................  $ 2,301
                      Activity during the year ended December 31, 2001:
                          Payments under the plans .........................................   (1,039)
                          Reversals principally due to changes in estimates
                            attributable to leased facilities (e.g., lease assumption by a
                            third party, etc.) and severance obligations ...................     (679)
                                                                                              -------
                      Balance at December 31, 2001 .........................................  $   583
                                                                                              =======

    The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 62% through December 31, 2002, 21% through December 31, 2003, 10% through December 31, 2004 and 7% thereafter.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows (in thousands):

                                                       December 31,
                                                   -------------------
                                                     2001       2000
                                                   --------   --------
Work in process .................................  $  1,526   $     --
Leasehold improvements ..........................     4,993      4,200
Computer equipment ..............................     6,281      3,455
Equipment and other .............................    38,830     38,766
Furniture and fixtures ..........................     7,160      6,390
                                                   --------   --------
                                                     58,790     52,811
Less accumulated depreciation and amortization ..   (43,760)   (37,519)
                                                   --------   --------
                                                   $ 15,030   $ 15,292
                                                   ========   ========

    The above table includes immaterial amounts of equipment under capital leases. The work in process balance includes software, computer equipment, hardware and other costs capitalizable in accordance with SOP 98-1 (principally related to upgrades of Coram's company-wide information systems).

8.DEBT OBLIGATIONS

    Debt obligations are as follows (in thousands):

                                                                      December 31,
                                                                  ---------------------
                                                                    2001        2000
                                                                  ---------   ---------
Series A Senior Subordinated Unsecured Notes ...................  $  40,208   $  61,208
Series B Senior Subordinated Unsecured Convertible Notes .......     92,084      92,084
Accreditation note payable .....................................        185          --
Other obligations, including capital leases, at interest rates
  Ranging from 7.5% to 13.1% ...................................        155         333
                                                                  ---------   ---------
                                                                    132,632     153,625
Less: Debt obligations subject to compromise ...................   (132,422)   (153,422)
Less: Current scheduled maturities .............................        (60)       (179)
                                                                  ---------   ---------
                                                                  $     150   $      24
                                                                  =========   =========

    As a result of the Debtors' Chapter 11 Bankruptcy Court filings, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the accompanying Consolidated Balance Sheets in accordance with SOP 90-7. Under the United States Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the "Securities Exchange Agreement"), with Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P. and Foothill Capital Corporation (collectively the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners, L.P. (collectively the "Lenders") and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with an affiliate of Cerberus Partners, L.P. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors' voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors' ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

    The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Chapter 11 proceedings if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Debtors' Second Joint Plan (see Note 3), which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan of reorganization put forth by the Debtors' Chapter 11 trustee or any other interested party may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required.

    Accreditation Note Payable. In August 2001, CI entered into an agreement (the "ACHC Agreement") with the Accreditation Commission for Health Care, Inc. ("ACHC") whereby ACHC is to, among other things, provide national accreditation for Coram as deemed appropriate by ACHC. Under the terms of the ACHC Agreement, which commenced on the date that it was executed and

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


expires in November 2004, Coram made an upfront payment and is obligated to make twelve equal non-interest bearing quarterly payments of approximately $17,000. The total payments to be made under the ACHC Agreement will aggregate approximately $0.3 million. In the event of breach or default by either of the parties, CI and/or ACHC may immediately terminate the ACHC Agreement if the breach or default is not cured within fifteen days of receipt of written notice from the non-breaching party.

    Debtor-In-Possession ("DIP") Financing Agreement. Effective August 30, 2000, the Debtors entered into a secured debtor-in-possession financing agreement, approved by the Bankruptcy Court on September 12, 2000, with Madeleine L.L.C. ("Madeleine"), an affiliate of Cerberus Partners, L.P. The DIP financing agreement provided that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. Maximum borrowings were generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined, and (ii) 95%. The DIP financing agreement was secured by the capital stock of the Debtors' subsidiaries, as well as the accounts receivable and certain other assets held by the Debtors and their subsidiaries. No borrowings were ever made under DIP financing agreement, which expired under its terms on August 31, 2001. To secure the DIP financing agreement, the Debtors paid an origination fee of 1% or $0.4 million in 2000, plus commitment fees on the unused facility at the rate of 0.5% per annum, payable monthly in arrears, totaling $0.1 million in 2000 and $0.2 million in 2001.

    Senior Credit Facility. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. In connection with the sale of CPS, effective July 31, 2000, the company reduced its outstanding borrowing under the Senior Credit Facility by $28.5 million, leaving outstanding only irrevocable letter of credit obligations totaling $2.7 million. Furthermore, on September 21, 2000 and January 29, 2001, the company permanently reduced the Senior Credit Facility commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not able to borrow against due to the Debtors' bankruptcy proceedings. Effective February 6, 2001, the Lenders and the company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established new letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"). Such new letters of credit have been reduced to approximately $1.1 million at December 31, 2001 and are fully secured by interest-bearing cash deposits of the company held by Wells Fargo. Subsequent to December 31, 2001, the irrevocable letters of credit were reduced to approximately $0.9 million and the maturity dates thereon were extended to February 2003.

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

    Among other fees, the company incurred approximately $0.6 million upon consummation of the Senior Credit Facility and was thereafter liable for commitment fees on the unused facility at 0.375% per annum, due quarterly in arrears. Additionally, the terms of the agreement provided for the issuance of warrants to purchase up to 1.9 million shares of the company's common stock at $0.01 per share, subject to customary anti-dilution adjustments (the "1998 Warrants"). The estimated fair value of the 1998 Warrants was determined on the date of issuance and capitalized as deferred debt issuance costs. Such costs were amortized ratably to interest expense over the life of the Senior Credit Facility; however, contemporaneous with the permanent reduction of the borrowing capacity on September 21, 2000, the company charged to interest expense approximately $1.1 million of remaining deferred debt issuance costs related to the Senior Credit Facility. The 1998 Warrants expired on February 6, 2001 when the Senior Credit Facility was terminated.

    Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and related warrants to purchase up to 20% of the outstanding common stock of the company on a fully diluted basis in an exchange for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of 8.0% Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the company's Board of Directors. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    On April 9, 1999, the company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of the Series B Notes is convertible into shares of the company's common stock at a conversion price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into common stock at a conversion price of $3.00 per share, which was subject to downward (but not upward) adjustment based on prevailing market prices for the company's common stock on April 13, 1999 and October 13, 1999. Based on reported market closing prices for the company's common stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum.

    On December 28, 2000, the Bankruptcy Court approved the Debtors' request to exchange a sufficient amount of debt and related accrued interest for Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"). On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate contractual unpaid interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock (see Note 11 for further details regarding the preferred stock). Following the exchange, the Holders retained approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes was adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, were both modified to June 30, 2001. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS No. 15"). In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax.

    On December 27, 2001, the Bankruptcy Court approved the Debtors' request to exchange an additional amount of debt and related contractual unpaid interest for Coram, Inc. Series A Cumulative Preferred Stock in an amount sufficient to maintain compliance with the Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was amended ("Amendment No. 5") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of Coram, Inc. Series A Cumulative Preferred Stock. Following this second exchange, the Holders retain approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the Series A Notes' and Series B Notes' scheduled maturity date of June 30, 2001 have both been modified to June 30, 2002. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to SFAS No. 15. In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2001 of approximately $20.7 million.

    Although the principal amounts under the Series A Notes and Series B Notes were not paid on their scheduled maturity date of June 30, 2001 and the company was in technical default of the Securities Exchange Agreement from that date until the execution of Amendment No. 5, the Holders were stayed from any remedies pursuant to the provisions of the United States Bankruptcy Code. Moreover, the default was effectively cured by Amendment No. 5.

    The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains customary covenants and events of default. Upon the Debtors' Chapter 11 bankruptcy filings, the company was in violation of certain covenants and conditions thereunder; however, such bankruptcy proceedings have stayed any remedial actions by either the Debtors or the Holders. Additionally, the company was not in compliance with other covenants relating to certain contractual relationships its wholly-owned Resource Network Subsidiaries had with certain parties that were contracted to provide services pursuant to the Aetna Master Agreement, effective May 1, 1998, and to other covenants relating to the capitalization of subsidiaries. The company received waivers from its lenders regarding such events of noncompliance. The voluntary filing of Chapter 11 bankruptcy petitions by the Resource Network Subsidiaries caused further defaults under the Securities Exchange Agreement; however, such defaults were waived by the Holders. In connection with these waivers and the waivers provided for certain matters of noncompliance under the Senior Credit Facility, the company and the Holders entered into a Securities Credit Agreement amendment on November 15, 1999

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

pursuant to which the Holders agreed that no interest on the Series A Notes and the Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A Notes and the Series B Notes resumed on such date. However, due to the Debtors' Chapter 11 bankruptcy filings, no interest has been paid subsequent to August 8, 2000.

    Notwithstanding the aforementioned default for non-payment of principal on the Series A Notes and the Series B Notes on June 30, 2001, subsequently cured by Amendment No. 5, management believes that at December 31, 2001 the company was in compliance with all covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

    The Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of parri passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the Debtors' ongoing bankruptcy proceedings. Pursuant to the troubled debt restructuring rules promulgated under SFAS No. 15 and other accounting rules under SOP 90-7, no interest expense was recognized in the company's consolidated financial statements relative to the Series A Notes and the Series B Notes from December 29, 2000 through December 31, 2001.

    The Series A Notes and the Series B Notes are redeemable, in whole or in part, at the option of the Holders in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the notes are redeemable at 103% of the then outstanding principal amount, plus accrued interest. Upon maturity of the Series A Notes, the Series B Notes are also redeemable, at the option of the Holders, at the outstanding principal amount thereof, plus accrued interest. In addition, the Series A Notes are redeemable at 103% of the then outstanding principal amount, plus accrued interest at the option of the company.

    In connection with the disposition of CPS, effective July 31, 2000, the company applied $9.5 million of the net cash proceeds derived therefrom to prepay a portion of the principal amount outstanding under the Series A Notes. The Holders of the Series A Notes waived the 103% prepayment premium thereby permitting the company to reduce the then outstanding principal balance by the full amount of the $9.5 million payment.

9.INCOME TAXES

     The amount of income tax expense allocated to continuing operations, discontinued operations and the extraordinary gains on troubled debt restructurings is as follows (in thousands):

                                                          Years Ended December 31,
                                                        ----------------------------
                                                         2001      2000      1999
                                                        --------  --------  --------
Continuing operations ................................  $    150  $    250  $    440
Discontinued operations ..............................        --        --        --
Extraordinary gains on troubled debt restructurings ..        --       400        --
                                                        --------  --------  --------
          Total income tax expense ...................  $    150  $    650  $    440
                                                        ========  ========  ========

    The components of consolidated income tax expense attributable to continuing operations are as follows (in thousands):

                                                        Years Ended December 31,
                                                       ----------------------------
                                                         2001      2000      1999
                                                       --------  --------  --------
Current:
  Federal ...........................................  $     --  $     --  $     41
  State .............................................       150       250       399
                                                       --------  --------  --------
          Total current .............................       150       250       440
                                                       --------  --------  --------
Deferred:
  Federal ...........................................        --        --        --
  State .............................................        --        --        --
                                                       --------  --------  --------
          Total deferred ............................        --        --        --
                                                       --------  --------  --------
  Income tax expense ................................  $    150  $    250  $    440
                                                       ========  ========  ========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The following table reconciles the federal statutory rate to the effective income tax expense rate attributable to continuing operations:

                                                     YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                   2001        2000        1999
                                                 --------    --------    --------
Federal statutory rate ........................     (35.0)%     (35.0)%     (35.0)%
Valuation allowances ..........................      (1.1)      (12.2)       31.1
State income taxes, net of federal income tax
  benefit .....................................       0.5         2.0         0.4
Goodwill amortization .........................      13.3        31.2         3.7
Reorganization expenses .......................      22.3        20.2          --
Other .........................................       0.8        (3.1)        0.4
                                                 --------    --------    --------
Effective income tax expense rate .............       0.8%        3.1%        0.6%
                                                 ========    ========    ========

    The effective income tax rates for each of the years in the three year period ended December 31, 2001 are higher than the statutory rate because the company is not recognizing the deferred income tax benefits of annual losses.

    The temporary differences, tax effected, which give rise to the company's net deferred tax assets (liabilities) were as follows (in thousands):

                                                              December 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
Deferred tax assets:
  Goodwill .............................................  $  40,356   $  46,096
  Restructuring costs ..................................      2,153       3,107
  Net operating loss carryforwards .....................     69,816      62,936
  AMT credit carryforwards .............................      4,113       4,213
  Allowance for doubtful accounts ......................     10,708      10,074
  Intangible assets ....................................      3,812       3,585
  Resource Network Subsidiaries' reserves ..............      5,227       6,475
  Accrued interest .....................................      2,866         451
  Accrued bonuses ......................................      7,345       6,535
  Accrued vacation .....................................        833         674
  Other accruals .......................................      2,489       2,806
  Other ................................................      1,308       1,350
                                                          ---------   ---------
          Total gross deferred tax assets ..............    151,026     148,302
  Less valuation allowance .............................   (150,129)   (146,177)
                                                          ---------   ---------
          Total deferred tax assets ....................        897       2,125
Deferred tax liabilities:
  Property and equipment ...............................       (435)     (2,073)
  Other ................................................       (462)        (52)
                                                          ---------   ---------
          Total deferred tax liabilities ...............       (897)     (2,125)
                                                          ---------   ---------
          Net deferred tax asset (liability) ...........  $      --   $      --
                                                          =========   =========


    Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time, they have been wholly offset by valuation allowances at both December 31, 2001 and 2000.

    As of December 31, 2001, the company had net operating loss carryforwards ("NOLs") for federal income taxes of approximately $176.8 million, which are available to offset future federal taxable income and expire in varying amounts in the years 2002 through 2021. This NOL balance includes approximately $35.7 million generated prior to the Four-Way Merger and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $176.8 million of NOLs is uncertain due to income tax rules related to the exchange of debt and related accrued interest for Coram, Inc. Series A Cumulative Preferred Stock in December 2000 (see Note
11).

    As a result of the issuance of Coram, Inc. Series A Cumulative Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000, income tax returns will be filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation will file its own separate income tax returns. The issuance of the preferred stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates under the jurisdiction of the Bankruptcy Court and it meets certain bankruptcy related conditions of the Internal Revenue Code ("IRC"). The bankruptcy provisions of Section 382 of the IRC impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings that resulted from the issuance of Coram, Inc. Series A Cumulative Preferred Stock during the years ended December, 31 2001 and December 31, 2000 are generally not subject to tax pursuant to the cancellation of debt provisions included in IRC Section 108.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

    Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company has tentatively reached a settlement agreement with the IRS Appeals office on the aforementioned issues. The settlement, if approved by the Joint Committee of Taxation and, if necessary, the Debtor's Chapter 11 trustee and the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest. In connection therewith, the accompanying Consolidated Financial Statements include long-term liability reserves for the proposed settlement, including approximately $5.9 million and $1.1 million of incremental interest expense recorded during the years ended December 31, 2001 and 2000, respectively. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment plan with the IRS with respect to the proposed settlement amount or if the Joint Committee of Taxation or the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected.

10. RELATED PARTY TRANSACTIONS

    A director of the company also served on the Board of Directors of Sabratek Corporation ("Sabratek") from October 1992 through August 23, 1999. During 1999, the company purchased equipment and supplies aggregating approximately $2.8 million from Sabratek. Sabratek filed for Chapter 11 bankruptcy protection on December 17, 1999 and, in connection therewith, Coram filed a $1.3 million proof of claim in Sabratek's bankruptcy proceedings for vendor rebates earned but not paid. In January 2000, the assets and certain liabilities of Sabratek's Device Business were acquired by Baxter Healthcare Corporation ("Baxter"). Baxter subsequently filed a proof claim of approximately $0.3 million in the Debtors' bankruptcy proceedings for products purchased from Sabratek. Management continues to evaluate the validity of Baxter's proof of claim. No assurances can be given regarding the recoverability of the company's proof of claim against Sabratek. Notwithstanding the separate proofs of claim filings, Baxter and the company have an ongoing business relationship involving drugs, supplies and pumps sold by Baxter to the company.

    The company's Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC ("DHS"), a management consulting firm from which the company purchased services. For the years ended December 31, 2000 and 1999, the company paid approximately $0.7 million and $0.2 million, respectively, to DHS for consulting services and reimbursable expenses. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Since January 1, 2001, DHS has continued to bill the Company the actual costs it attributes to the DHS Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. Subsequent to December 31, 2001 and through April 12, 2002, approximately $0.1 million was further paid to DHS for overhead costs.

    Effective August 2, 2000, the company's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 3 and 8, the company recorded a $1.8 million reorganization expense for the success bonus in 2000. The success bonus will not be payable until such time as the Debtors' Chapter 11 trustee or another interested party's plan of reorganization is fully approved by the Bankruptcy Court. Mr. Crowley is also entitled to a performance bonus based on overall company performance and he participates in the company's key employee retention plan. In connection with the Debtors' Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 3, the Debtors' Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the Consolidated Financial Statements, will be proposed in a new plan of reorganization submitted by the Chapter 11 trustee or any other interested party.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley is paid approximately $1 million per annum plus potential performance-related bonuses, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court's denial of the Second Joint Plan of reorganization on December 21, 2001, and the contract remains suspended through April 12, 2002. Moreover, Mr. Crowley was the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company in which an interest was owned by an affiliate of Cerberus. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of California. On December 12, 2001, such bankruptcy court approved the sale of substantially all of the assets of Winterland to Signatures Network, Inc. Since that date, Winterland has been liquidated and Mr. Crowley is no longer a director or officer of the company.

    As further discussed in Note 13, in November 2001 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as, several related parties, including Foothill Capital Corporation, Foothill Income Trust, L.P., Goldman Sachs Credit Partners, L.P., Cerberus, one of Cerberus' principals, current management, former management and former members of the company's Board of Directors.

11. MINORITY INTERESTS

    The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                                                      December, 31,
                                                                   --------------------
                                                                     2001       2000
                                                                   ---------  ---------
Series A Cumulative Preferred Stock of Coram, Inc
      (hereinafter referred to as the "Preferred Stock") ........  $   5,618  $   5,522
Majority-owned companies ........................................        672        456
                                                                   ---------  ---------
Total minority interests ........................................  $   6,290  $   5,978
                                                                   =========  =========


    On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI's Securities Exchange Agreement (collectively the "Holders") (see Note 8 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million. The shares of Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, net to approximately $5.5 million.

    On December 31, 2001, CI executed a second Exchange Agreement with the Holders (see Note 8 for further details) to exchange $21.0 million of the Series A Notes and approximately $1.9 million of contractual but unpaid interest on the Series A Notes for approximately 189.6 shares of Preferred Stock, having a liquidation preference of approximately $22.9 million. Such shares of Preferred Stock were issued to the Holders on a pro rata basis. Utilizing an updated independent valuation, it was determined that the aggregate issued and outstanding Preferred Stock, consisting of approximately 1,241.1 shares at December 31, 2001, had a fair value of approximately $1.9 million. Approximately $0.3 million of fair value was allocated to the shares issued in conjunction with the second Exchange Agreement. Net of certain legal and other closing costs, the cumulative minority interest attributable to the Preferred Stock at December 31, 2001 is approximately $5.6 million.

    The authorized CI Preferred Stock consists of 10,000 shares, and the only shares issued and outstanding at December 31, 2001 are those issued to the Holders pursuant to the two aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors' plan of reorganization, dividends are to be paid in the form of additional shares of Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, dividends will be payable, at CI's election, in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default,

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the dividend rate shall increase to 16% per annum until such time that the event of default is cured. All dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company's tax fiscal year end in connection with the preparation of the company's income tax returns) as are appropriate for transactions of this nature. In-kind dividends earned during the year ended December 31, 2001, exclusive of any tax indemnities and gross-up provisions, aggregated approximately 146.5 shares and had a liquidation preference of approximately $17.7 million.

    The organizational documents and other agreements underlying the Preferred Stock include usual and customary affirmative and negative covenants for a security of this nature, including, but not limited to (i) providing timely access to certain financial and business information; (ii) authorization to communicate with the company's independent certified public accountants with respect to the financial condition and other affairs of the company; (iii) maintaining tax compliance; (iv) maintaining adequate insurance coverage; (v) adherence to limitations on transactions with affiliates; (vi) adherence to limitations on acquisitions or investments; (vii) adherence to limitations on the liquidation of assets or businesses; and (viii) adherence to limitations on entering into additional indebtedness.

    The organizational documents and other agreements underlying the Preferred Stock also include special provisions regarding the Preferred Stock's voting rights. These provisions include terms and conditions pertaining to certain triggering events whereby the Preferred Stock voting rights would become effective. Generally, such triggering events include notice of a meeting, distribution of a written consent in lieu of a meeting, or entry of an order of court compelling a meeting, of the stockholders or the Board of Directors of CI or CHC: (i) to approve appointment, removal or termination of any member of the Board of Directors of CI or CHC; or (ii) to approve any change in the rights of any person to do so. Triggering events related to a notice of a meeting or the distribution of a written consent of the stockholders or Board of Directors of CI cannot occur without a majority of the independent directors of CHC previously approving such meeting or written consent. Substantial consummation of a plan of reorganization will also constitute a triggering event.

    Subsequent to the occurrence of a triggering event, each share of Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the stockholders of CI. As of December 31, 2001, the Holders had contingent voting rights aggregating approximately 55.4% of CI's total voting power. As of such date, upon the occurrence of a triggering event, the Holders would have also had the right to appoint four of the seven directors to CI's Board of Directors (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, the Holders have the right to appoint two directors to CI's Board of Directors. However, on April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities (the "Waiver"), regardless of the number of shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders can only elect or appoint up to a number of directors that constitutes less than half of the total number of directors of CI. Alternatively, if the holders of the Preferred Stock elect no Board of Directors' representation, then each of the three Holders shall have the right to appoint an observer to CI's Board of Directors. The Waiver can only be modified or amended with the written consent of the Debtors.

    The Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may be made in the form of cash payments only. As of April 12, 2002, the aggregate Preferred Stock liquidation preference was approximately $155.4 million.

12. STOCK-BASED COMPENSATION

    The company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options as permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123").

    In connection with the Four-Way Merger, the company assumed the outstanding obligations under the various stock option and stock purchase plans of the Merged Entities. No further options will be granted under these plans, unless so determined by the company's Board of Directors or the Chapter 11 trustee. In addition, the company implemented the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was suspended in December 1999; however, at December 31, 2001, 0.4 million common shares are reserved for future issuance under the Purchase Plan.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The 1994 Plan contains three separate incentive programs which provide for the granting of stock options to certain officers, key employees, consultants and non-employee members of the company's Board of Directors. Coram's 1994 Plan has authorized the grant of options for up to 10.0 million shares of the company's common stock. Options granted under the 1994 Plan may constitute either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options may be granted at exercise prices ranging from 85% to 100% of the fair market value of the company's stock at the date of grant. All options granted expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. Until the appointment of the Chapter 11 trustee, the 1994 Plan was administered by a committee of the Board of Directors, which had the authority to determine the employees to whom awards would be made and the incentive program to be utilized.

    Pro forma information regarding net losses from continuing operations and net losses per share is required by Statement 123, and has been determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that accounting pronouncement. The fair value for the options granted in 2000 and 1999 was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following assumptions: risk free interest rates ranging from 6.42% to 6.59% for 2000 and from 5.28% to 6.03% for 1999, volatility factors of the expected market price of the company's common stock ranging from 1.0 to 2.0 for 2000 and equal to 0.95 for 1999. For both 2000 and 1999, the expected lives of the options are one year past vesting and the dividend yield is 0%. No stock options were granted in 2001.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net loss from continuing operations disclosed below may not be representative of compensation expense in future pro forma years. The company's pro forma information is as follows (in thousands, except for earnings per share information):

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   ----------
Pro forma net loss from continuing operations ..  $  (19,637)  $   (8,947)  $  (70,295)
Pro forma loss net from continuing operations
  per common share (basic and diluted) .........  $    (0.40)  $    (0.18)  $    (1.42)

    A summary of the company's stock option activity and related information for the years ended December 31 is as follows (in thousands, except per share amounts):

                                                  2001                       2000                       1999
                                       -------------------------  -------------------------  -------------------------
                                                       WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                       EXERCISE                  EXERCISE                   EXERCISE
                                         OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                       -----------   -----------  -----------   -----------  -----------   -----------
Outstanding--beginning of year ......        7,341   $      2.18        9,904   $      2.42        9,221   $      2.77
  Granted:
     Price equal to fair value ......           --            --        1,133          0.59        3,302          1.41
     Forfeited ......................       (1,108)         2.36       (3,696)         2.33       (2,619)         2.41
                                       -----------                -----------                -----------
Outstanding--end of year ............        6,233          2.15        7,341          2.18        9,904          2.42
                                       ===========                ===========                ===========

Exercisable at end of year ..........        5,099                      4,924                      5,669
                                       ===========                ===========                ===========
Weighted-average fair value of
  Options granted during the year:
  Price equal to fair value .........  $        --                $      0.42                $      0.91
                                       ===========                ===========                ===========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Exercise prices for options outstanding and the weighted-average remaining contractual life of those options at December 31, 2001 are as follows:

                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                      ----------------------------------------------------   ------------------------------
                                      WEIGHTED-AVERAGE
  RANGE OF              NUMBER            REMAINING        WEIGHTED-AVERAGE    NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICES       OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE   EXERCISABLE     EXERCISE PRICE
---------------       -----------     ----------------     ----------------  -----------    ---------------
$0.33-$0.69 .......        651,666           8.16              $0.58           238,221            $0.58
0.75-0.75 .........      1,000,000           7.91               0.75           666,666             0.75
0.81-1.69 .........        783,500           7.52               1.12           576,957             1.17
2.00-2.25 .........        828,279           6.86               2.14           649,774             2.15
2.38-2.63 .........        723,980           4.96               2.59           722,417             2.59
3.40-3.40 .........      2,200,000           3.78               3.40         2,200,000             3.40
4.38-20.58 ........         45,216           5.21               5.83            45,216             5.83
                       -----------                                         -----------
0.33-20.58 ........      6,232,641           5.93               2.15         5,099,251             2.42
                       ===========                                         ===========

    Common shares reserved for future issuance include approximately 1.0 million shares related to options outside of the 1994 Plan. Certain warrants issued by the Merged Entities prior to the Four-Way-Merger to purchase 1,193 shares of common stock for $12.58 per share are still outstanding and have no expiration date.

    The Debtors' Second Joint Plan of reorganization, which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all options and warrants to purchase CHC stock because CHC would be dissolved as soon as practicable after the effective date of the plan and all equity interests in CHC would be completely eliminated. Another plan put forth by the Chapter 11 trustee or other interested parties may have a similar effect, however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required (see Note 3).

13. COMMITMENTS AND CONTINGENCIES

    Leases. The company leases office and other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments, including real estate taxes and other operating costs. Total rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $9.7 million, $10.3 million and $12.2 million, respectively, exclusive of amounts charged to restructuring reserves. At December 31, 2001 the aggregate future minimum lease commitments were as follows (in thousands):

                                                                CAPITAL  OPERATING
  YEARS ENDING DECEMBER 31,                                     LEASES    LEASES
-------------------------------------------------------------  --------  -------
2002 ........................................................  $    11   $10,120
2003 ........................................................       11     9,095
2004 ........................................................        6     7,080
2005 ........................................................       --     5,026
2006 ........................................................       --     2,087
Thereafter ..................................................       --       903
                                                               -------   -------
      Total minimum lease payments ..........................       28   $34,311
                                                                         =======
Less amounts representing interest ..........................       (3)
                                                               -------
Net minimum lease payments ..................................  $    25
                                                               =======

    Capital lease obligations are included in other debt obligations (see Note 8 for further details). Operating lease obligations are net of sublease rentals. Operating lease obligations include $0.8 million, less $0.1 million of sublease rentals, accrued as part of the restructuring costs under the Caremark Business Consolidation Plan and the Coram Restructure Plan (see Note 6 for further details). Certain operating leases of the company provide for standard escalations of lease payments as the lessors' maintenance costs and taxes increase. As a result of the Debtors' Chapter 11 bankruptcy proceedings, certain lease agreements are subject to automatic stay provisions, which preclude the parties under such agreements from taking remedial action in response to any defaults. Moreover, no amounts are included in the table above for lease rejections that have been approved by the Bankruptcy Court (see Note 3 for further details).

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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


All matching contributions have been in the form of CHC common stock. During the year ended December 31, 1999, the company's matching contributions to the plan were approximately $1.3 million.

LITIGATION

    Bankruptcy Proceedings. On August 8, 2000, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware In Re Coram Healthcare Corporation and Coram, Inc., Case No. 00-3299 (MFW) and 00-3300 (MFW) (collectively the "Chapter 11 Cases"). The proceedings have been consolidated for administrative purposes only by the Bankruptcy Court and are being administered under the docket of In Re Coram Healthcare Corporation, Case No. 00-3299 (MFW). None of the Debtors' other subsidiaries are debtors in the proceedings. See Note 3 for further details.

    Except as may otherwise be determined by the Bankruptcy Court overseeing the Chapter 11 Cases, the protection afforded by Chapter 11 generally provides for an automatic stay relative to any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Chapter 11 Cases. The automatic stay would not, however, apply to actions brought against the company's non-debtor subsidiaries.

    Official Committee of the Equity Security Holders' Matters. A committee of persons claiming to own shares of the company's publicly traded common stock (the "Equity Committee") objected to the Restated Joint Plan and the Second Joint Plan, contending, among other things, that the company valuations upon which the Restated Joint Plan and the Second Joint Plan were premised and the underlying projections and assumptions were flawed. At various times during 2001, the Debtors and the Equity Committee reviewed certain company information regarding, among other things, the Equity Committee's contentions. In connection therewith, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors' exclusivity period and file its own plan of reorganization. The Equity Committee's exclusivity motion was denied by the Bankruptcy Court.

    Additionally, in February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors and Cerberus (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee's proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named Cerberus' principal and the company's other noteholders. On February 12, 2002, in connection with the authorization of the Chapter 11 trustee, the Bankruptcy Court again denied the renewed motion without prejudice.

    Management cannot predict whether any future objections of the Equity Committee will be forthcoming or if they might impact confirmation of any plan of reorganization proposed by the Chapter 11 trustee or any other interested party. Management also cannot predict if any other actions taken by the Equity Committee will have consequences adverse to the company.

    Resource Network Subsidiaries' Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary bankruptcy petition under Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy CodeBankruptcy Court, Case No. 99-2889 (MFW). The two proceedings were consolidated by stipulation of the parties and the case is pending under the docket of In Re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to these proceedings.

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have both the Debtors' and the Resource Network Subsidiaries' bankruptcy proceedings substantively consolidated into one proceeding. If this motion had been granted, the Chapter 11 proceedings involving the Resource Network Subsidiaries and the Chapter 11 estate and proceedings involving the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would have been joined with the assets and liabilities of the Debtors, the liabilities of the combined entity would have been satisfied from combined funds and all intercompany claims would have been eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and then reached a settlement

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and, in connection therewith, the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries in January 2001.

    Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain proofs-of-claim in excess of $41 million against each of the Debtors' estates and the company maintains a claim of approximately the same amount against the Resource Network Subsidiaries' estate. Additionally, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed objections to confirmation of the Debtors' Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors' bankruptcy proceedings to pursue their claims against the Debtors. Through April 12, 2002, the Bankruptcy Court has not granted any relief from the automatic stay provisions of the Bankruptcy Code in favor of the Resource Network Subsidiaries' estates.

    In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed an adversary complaint in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint also named as defendants Cerberus, Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., the Debtors' principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments at the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' proofs-of-claim against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believes that the complaint constitutes an attempt to circumvent the automatic stay protecting the estates of the Debtors; however, the non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations. The company notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations. Principally due to the early stages of this matter and the issues pending before the Bankruptcy Court, the company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

    The ultimate outcome of the aforementioned claims related to the Resource Network Subsidiaries' bankruptcy cannot be predicted with any degree of certainty.

    TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. See Note 5 for further details. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.2 million as of December 31, 2001, using the contractual rate of 18%, has not been recorded in the company's Consolidated Financial Statements because TBOB's claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Internal Revenue Service Negotiations. CHC and the Internal Revenue Service have been negotiating over a notice of deficiency issued by the Internal Revenue Service. See Note 9 for further details.

    Aetna U.S. Healthcare, Inc. On June 30, 1999, the company filed a complaint (the "Coram Complaint") against Aetna in the United States District Court for the Eastern District of Pennsylvania setting forth claims against Aetna for fraud, misrepresentation, breach of contract and rescission relating to the Master Agreement between the parties for ancillary network management services through the Resource Network Subsidiaries. On June 30, 1999, the company received a copy of a complaint (the "Aetna Complaint") that had been filed by Aetna on June 29, 1999 in the Court of Common Pleas of Montgomery County, Pennsylvania. The Aetna Complaint sought specific performance, injunctive relief and declaratory relief to compel the company to perform under the Master Agreement, including the payment of compensation to the healthcare providers that had rendered and continued to render services to Aetna's health plan members. As stated in the Aetna Complaint, Aetna disputed the company's right to terminate the Master Agreement. The company removed the Aetna Complaint to federal court. On July 20, 1999, Aetna filed a counterclaim against the company in the federal court lawsuit brought by the company. In its counterclaim, Aetna sued the company for, among other allegations, breach of the Master Agreement and fraudulent misrepresentation, contending the company never intended to perform under the Master Agreement, defamation, interference with contractual relations with providers and interference with prospective contractual relations with other companies that allegedly bid for the Master Agreement.

    On April 20, 2000, the company and Aetna reached an amicable resolution to the then outstanding disputes and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The final resolution of these matters did not have a material effect on the company's consolidated financial position or results of operations. The impact of this dispute resolution has been charged to discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2000.

    Alan Furst et. al. v. Stephen Feinberg, et. al. A complaint was filed in the United States District Court for the District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint (the "Second Amended Complaint") was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and another current member of the Board of Directors and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman Sachs & Co. as defendants. The plaintiffs allege that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. The plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the "Third Amended Complaint") was filed naming the same defendants as the Second Amended Complaint. The plaintiffs' allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of Coram. The defendants filed motions to dismiss the Third Amended Complaint, as they believe the claims are inadequately pleaded and meritless. These motions have not yet been adjudicated. The company notified its insurance carrier of the lawsuit and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are vigorously contesting the allegations. The company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

    General. Management of the company and its subsidiaries intends to vigorously defend the company in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification of other parties, the ultimate disposition of such matters cannot presently be determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the financial position, results of operations and liquidity of the company.

    The company and its subsidiaries are also parties to various other legal actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports submitted to Medicare and examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Financing Administration). Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

    PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgement with regard to a portion of Caremark's claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial is scheduled to commence after June 22, 2002. There can be no assurance of any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

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

    In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 8), at December 31, 2001 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2001, management's ability to maintain an appropriate level of stockholders' equity at December 31, 2002, for compliance as of January 1, 2003, cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances upon the referring physician, regardless of whether the company intended to violate the law.

    Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with such government-sponsored benefit programs comprise approximately 25% of the company's consolidated net revenue for the year ended December 31, 2001, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The financial instruments included in the company's current assets and current liabilities (excluding the current portion of long-term debt and liabilities subject to compromise) are reflected in the financial statements at amounts approximating their fair value due to their short-term nature.

    The company's ability to borrow is limited. At December 31, 2001 and 2000, total long-term debt, including current maturities, had a carrying value of approximately $132.6 million and $153.6 million, respectively. As a result of the Debtors' Chapter 11 filings under the United States Bankruptcy Code and in accordance with the provisions of SOP 90-7, the company classified the Series A Notes and

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the Series B Notes as liabilities subject to compromise in the Consolidated Balance Sheets. See Notes 3 and 8 for further details of the Debtors' bankruptcy proceedings and the components of long-term debt, respectively. As of December 31, 2001 and 2000, due to the Chapter 11 bankruptcy proceedings and the absence of an approved plan of reorganization, the fair value of the company's long-term debt cannot be reasonably estimated.

15. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

    The quarterly results have been restated from the amounts previously reported by the company on Form 10-Q in order to provide for consistent presentation herein whereby the R-Net division is reflected as Discontinued Operations.

                                                                             FOURTH     THIRD       SECOND      FIRST
                                                                            QUARTER     QUARTER    QUARTER     QUARTER
                                                                           ---------   ---------   ---------   ---------
Year Ended December 31, 2001
  Net revenue ...........................................................  $ 106,183   $  93,762   $  98,938   $  94,746
                                                                           =========   =========   =========   =========
  Gross profit ..........................................................  $  34,217   $  25,111   $  29,778   $  25,248
                                                                           =========   =========   =========   =========
  Loss from continuing operations before extraordinary gain on troubled debt restructuring .........................................  $  (7,777)  $  (7,110)  $  (1,139)  $  (3,215)
  Income (loss) from discontinued operations ............................       (250)         --          --          --
  Extraordinary gain on troubled debt restructuring .....................     20,706          --          --          --
                                                                           ---------   ---------   ---------   ---------
  Net income (loss) .....................................................  $  12,679   $  (7,110)  $  (1,139)  $  (3,215)
                                                                           =========   =========   =========   =========
Earnings (Loss) Per Share:
  Basic and Diluted:
     Loss from continuing operations ....................................  $   (0.17)  $   (0.14)  $   (0.02)  $   (0.06)
     Loss from discontinued operations ..................................      (0.01)         --          --          --
     Extraordinary gain on troubled debt restructuring ..................       0.42          --          --          --
                                                                           ---------   ---------   ---------   ---------
     Net income (loss) ..................................................  $    0.24   $   (0.14)  $   (0.02)  $   (0.06)
                                                                           =========   =========   =========   =========

                                                                             FOURTH     THIRD       SECOND      FIRST
                                                                            QUARTER     QUARTER    QUARTER     QUARTER
                                                                           ---------   ---------   ---------   ---------
Year Ended December 31, 2000
  Net revenue ...........................................................  $  96,934   $ 102,866   $ 130,224   $ 134,796
                                                                           =========   =========   =========   =========
  Gross profit ..........................................................  $  27,669   $  27,199   $  34,155   $  34,141
                                                                           =========   =========   =========   =========
  Income (loss) from continuing operations before extraordinary gain on
    Troubled debt restructuring .........................................  $ (12,238)  $   9,200   $  (3,864)  $  (1,489)
  Income (loss) from discontinued operations ............................      2,495         324         (98)     (3,383)
  Extraordinary gain on troubled debt restructuring, net of tax .........    107,772          --          --          --
                                                                           ---------   ---------   ---------   ---------
  Net income (loss) .....................................................  $  98,029   $   9,524   $  (3,962)  $  (4,872)
                                                                           =========   =========   =========   =========
Earnings (Loss) Per Share:
  Basic:
     Income (loss) from continuing operations ...........................  $   (0.25)  $    0.18   $   (0.08)  $   (0.03)
     Income (loss) from discontinued operations .........................       0.05        0.01          --       (0.07)
     Extraordinary gain on troubled debt restructuring, net of tax ......       2.17          --          --          --
                                                                           ---------   ---------   ---------   ---------
     Net income (loss) ..................................................  $    1.97   $    0.19   $   (0.08)  $   (0.10)
                                                                           =========   =========   =========   =========
  Diluted:
     Income (loss) from continuing operations ...........................  $   (0.25)  $    0.17   $   (0.08)  $   (0.03)
     Income (loss) from discontinued operations .........................       0.05        0.01          --       (0.07)
     Extraordinary gain on troubled debt restructuring, net of tax ......       2.17          --          --          --
                                                                           ---------   ---------   ---------   ---------
     Net income (loss) ..................................................  $    1.97   $    0.18   $   (0.08)  $   (0.10)
                                                                           =========   =========   =========   =========

                                                                             FOURTH     THIRD       SECOND      FIRST
                                                                            QUARTER     QUARTER    QUARTER     QUARTER
                                                                           ---------   ---------   ---------   ---------
Year Ended December 31, 1999
  Net revenue ...........................................................  $ 134,338   $ 132,939   $ 129,571   $ 124,348
                                                                           =========   =========   =========   =========
  Gross profit ..........................................................  $  25,700   $  30,569   $  28,421   $  27,628
                                                                           =========   =========   =========   =========
  Loss from continuing operations .......................................  $ (45,530)  $  (7,210)  $ (10,152)  $  (5,902)
  Income (loss) from discontinued operations ............................    (15,748)     (7,957)    (27,841)      5,517
                                                                           ---------   ---------   ---------   ---------
  Net loss ..............................................................  $ (61,278)  $ (15,167)  $ (37,993)  $    (385)
                                                                           =========   =========   =========   =========
Earnings per share:
  Basic and Diluted:
     Loss from continuing operations ....................................  $   (0.91)  $   (0.15)  $   (0.21)  $   (0.12)
     Income (loss) from discontinued operations .........................      (0.32)      (0.16)      (0.56)       0.11
                                                                           ---------   ---------   ---------   ---------
     Net loss ...........................................................  $   (1.23)  $   (0.31)  $   (0.77)  $   (0.01)
                                                                           =========   =========   =========   =========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    In the fourth quarter of 2001, Coram recognized an impairment of goodwill and other long-lived assets of $3.3 million, incremental bad debt expense of approximately $5.6 million (principally specific reserves related to certain payers and an overall deterioration in cash collections, accounts receivable and DSO (see Note 2 for further details)), expense of approximately $0.7 million related to a temporary change in the company's policy regarding the carryover of earned vacation and sick time (selling, general and administrative expenses) and an extraordinary gain on troubled debt restructuring of approximately $20.7 million. See Notes 8 and 11 for further details.

    In the fourth quarter of 2000, Coram recognized an impairment of goodwill and other long-lived assets of $8.3 million, a success bonus accrual of $1.8 million (reorganization expense), a recovery of a non-operating receivable of approximately $2.0 million (other income), life insurance proceeds of $1.0 million (other income), an escrow deposit receivable reserve of approximately $0.7 million (other expense) and an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax. In addition, in the fourth quarter's discontinued operations, Coram recognized $1.3 million in facility cost reserve reductions as a result of the Debtors' bankruptcy proceedings and $0.8 million in legal and professional fee reserve reductions due to changes in the estimated amounts necessary to complete the Resource Network Subsidiaries' Chapter 11 bankruptcy proceedings. See Notes 2, 4, 8 and 11.

    In fourth quarter of 1999, Coram initiated three restructuring plans and charged $5.8 million to continuing operations as restructuring charges and recognized an impairment of goodwill and other long-lived assets of $9.1 million.

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

    Management uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. Corporate costs are allocated on a revenue basis. EBITDA excludes net reorganization expenses, merger and restructuring charges and results from discontinued operations. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets.

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Summary information by segment is as follows (in thousands):

                                                         As of and for the
                                                      Years Ended December 31,
                                                 ---------------------------------
                                                   2001        2000        1999
                                                 ---------   ---------   ---------
INFUSION
Revenue from external customers ...............  $ 392,954   $ 400,601   $ 432,823
Intersegment revenue ..........................        145       1,217      22,284
Interest income ...............................        140          84          78
Equity in net income of unconsolidated joint
  ventures ....................................        730         759         442
Segment EBITDA profit .........................     25,893      38,631       3,174
Segment assets ................................    117,793     108,861     131,893
Segment asset expenditures ....................      5,862       3,271       5,302
CPS
Revenue from external customers ...............  $      --   $  61,377   $  86,625
Intersegment revenue ..........................         --          11       2,452
Interest income ...............................         --          --          --
Equity in net income of unconsolidated joint
  ventures ....................................         --          --          --
Segment EBITDA profit (loss) ..................         --      (1,903)     (5,600)
Segment assets ................................         --          --      24,003
Segment asset expenditures ....................         --         256       1,645
ALL OTHER
Revenue from external customers ...............  $     675   $   2,842   $   1,748
Intersegment revenue ..........................         --          --          --
Interest income ...............................         --          --          --
Equity in net income of unconsolidated joint
  ventures ....................................         --          --          --
Segment EBITDA profit (loss) ..................       (337)        535         145
Segment assets ................................         29         212         492
Segment asset expenditures ....................         --          --          --

    A reconciliation of the company's segment revenue, segment EBITDA profit
(loss) and segment assets to the corresponding amounts in the Consolidated Financial Statements are as follows (in thousands):

                                                                                  AS OF AND FOR THE
                                                                                YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                             2001        2000        1999
                                                                           ---------   ---------   ---------
NET REVENUE
Total for reportable segments ...........................................  $ 393,099   $ 463,206   $ 544,184
Other revenue ...........................................................        675       2,842       1,748
Elimination of intersegment revenue .....................................       (145)     (1,228)    (24,736)
                                                                           ---------   ---------   ---------
Total consolidated revenue ..............................................  $ 393,629   $ 464,820   $ 521,196
                                                                           =========   =========   =========

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY GAINS ON TROUBLED DEBT RESTRUCTURINGS
Total EBITDA profit (loss) for reportable segments ......................  $  25,893   $  36,728   $  (2,426)
Other EBITDA profit (loss) ..............................................       (337)        535         145
Goodwill amortization expense ...........................................     (9,822)    (10,227)    (10,784)
Depreciation and other amortization expense .............................    (10,105)    (10,032)    (10,598)
Losses on impairment of long-lived assets ...............................     (3,255)     (8,323)     (9,100)
Interest expense ........................................................     (6,652)    (26,788)    (29,763)
Gains on sales of businesses ............................................         --      18,649          --
Restructuring expense ...................................................         --          --      (5,831)
Reorganization expenses, net ............................................    (14,397)     (8,264)         --
All other income, net ...................................................        215         152       1,473
                                                                           ---------   ---------   ---------
Loss from continuing operations before income taxes, minority interests and extraordinary gains on troubled debt restructurings ................  $ (18,460)  $  (7,570)  $ (66,884)
                                                                           =========   =========   =========

ASSETS
Total assets for reportable segments ....................................  $ 117,793   $ 108,861   $ 155,896
Other assets ............................................................    218,673     236,515     246,855
                                                                           ---------   ---------   ---------
   Consolidated total assets ............................................  $ 336,466   $ 345,376   $ 402,751
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

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17.  DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

    The following Condensed Consolidating Financial Statements as of and for the years ended December 31, 2001 and 2000 are presented in accordance with SOP 90-7 (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001

                                                                            DEBTORS    NON-DEBTORS  ELIMINATIONS   CONSOLIDATED
                                                                           ----------  -----------  ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents .............................................  $   20,796  $       543  $         --   $    21,339
  Cash limited as to use ................................................         185           84            --           269
  Accounts receivable, net ..............................................          --       88,567            --        88,567
  Inventories ...........................................................          --       13,557            --        13,557
  Deferred income taxes, net ............................................          --          178            --           178
  Other current assets ..................................................       2,990        1,833            --         4,823
                                                                           ----------  -----------  ------------   -----------
          Total current assets ..........................................      23,971      104,762            --       128,733
Property and equipment, net .............................................       3,639       11,391            --        15,030
Deferred income taxes, net ..............................................          --          719            --           719
Other deferred costs and intangible assets, net .........................         271        5,999            --         6,270
Goodwill, net ...........................................................          --      180,871            --       180,871
Investment in and advances to wholly-owned subsidiaries, net ............     231,642           --      (231,642)           --
Other assets ............................................................       3,559        1,284            --         4,843
                                                                           ----------  -----------  ------------   -----------
          Total assets ..................................................  $  263,082  $   305,026  $   (231,642)  $   336,466
                                                                           ==========  ===========  ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities not subject to compromise:
  Accounts payable ......................................................  $   11,642  $    12,500  $         --   $    24,142
  Accrued compensation and related liabilities ..........................      17,926        8,423            --        26,349
  Current maturities of long-term debt ..................................          51            9            --            60
  Income taxes payable ..................................................           1          315            --           316
  Deferred income taxes .................................................          --          462            --           462
  Accrued merger and restructuring costs ................................         435          148            --           583
  Accrued reorganization costs ..........................................       7,742           --            --         7,742
  Other accrued liabilities, including interest payable .................       2,299        4,187          (250)        6,236
                                                                           ----------  -----------  ------------   -----------
   Total current liabilities not subject to compromise ..................      40,096       26,044          (250)       65,890
Total current liabilities subject to compromise .........................     139,044           --            --       139,044
                                                                           ----------  -----------  ------------   -----------
Total current liabilities ...............................................     179,140       26,044          (250)      204,934
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ...............................         135           15            --           150
  Minority interests in consolidated joint ventures and preferred
     stock issued by a subsidiary .......................................       5,618          672            --         6,290
  Income taxes payable ..................................................          --       17,784            --        17,784
  Other liabilities .....................................................          --        1,901            --         1,901
  Deferred income taxes .................................................          --          435            --           435
Net liabilities of discontinued operations ..............................          --       26,533           250        26,783
                                                                           ----------  -----------  ------------   -----------
          Total liabilities .............................................     184,893       73,384            --       258,277

Net assets, including amounts due to Debtors ............................          --      231,642      (231,642)           --
Total stockholders' equity ..............................................      78,189           --            --        78,189
                                                                           ----------  -----------  ------------   -----------
          Total liabilities and stockholders' equity ....................  $  263,082  $   305,026  $   (231,642)  $   336,466
                                                                           ==========  ===========  ============   ===========

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                                                                             DEBTORS    NON-DEBTORS    ELIMINATIONS   CONSOLIDATED
                                                                           ----------  -------------  -------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents .............................................  $   26,831  $         428  $          --   $       27,259
  Cash limited as to use ................................................         233            154             --              387
  Accounts receivable, net ..............................................          --         77,387             --           77,387
  Inventories ...........................................................          --         12,796             --           12,796
  Deferred income taxes, net ............................................          --            428             --              428
  Other current assets ..................................................       2,823          1,936             --            4,759
                                                                           ----------  -------------  -------------   --------------
          Total current assets ..........................................      29,887         93,129             --          123,016
Property and equipment, net .............................................         437         14,855             --           15,292
Deferred income taxes, net ..............................................          --          1,697             --            1,697
Other deferred costs and intangible assets, net .........................          --          8,448             --            8,448
Goodwill, net ...........................................................          --        193,855             --          193,855
Investment in and advances to wholly-owned subsidiaries, net ............     244,361             --       (244,361)              --
Other assets ............................................................       2,117            951             --            3,068
                                                                           ----------  -------------  -------------   --------------
          Total assets ..................................................  $  276,802  $     312,935  $    (244,361)  $      345,376
                                                                           ==========  =============  =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable ......................................................  $    9,024  $      12,426  $          --   $       21,450
  Accrued compensation and related liabilities ..........................      17,029          7,569             --           24,598
  Current maturities of long-term debt ..................................          --            179             --              179
  Income taxes payable ..................................................         428            345             --              773
  Deferred income taxes .................................................          --             52             --               52
  Accrued merger and restructuring costs ................................       1,036          1,265             --            2,301
  Accrued reorganization costs ..........................................       4,831             --             --            4,831
  Other accrued liabilities, including interest payable .................       2,827          4,022             --            6,849
                                                                           ----------  -------------  -------------   --------------
   Total current liabilities not subject to compromise ..................      35,175         25,858             --           61,033
Total current liabilities subject to compromise .........................     159,127             --             --          159,127
                                                                           ----------  -------------  -------------   --------------
Total current liabilities ...............................................     194,302         25,858             --          220,160
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ...............................          --             24             --               24
  Minority interests in consolidated joint ventures and preferred
     stock issued by a subsidiary .......................................       5,522            456             --            5,978
  Income taxes payable ..................................................          --         11,903             --           11,903
  Other liabilities .....................................................          --          1,727             --            1,727
  Deferred income taxes .................................................          --          2,073             --            2,073
Net liabilities of discontinued operations ..............................          --         26,533             --           26,533
                                                                           ----------  -------------  -------------   --------------
          Total liabilities .............................................     199,824         68,574             --          268,398

Net assets, including amounts due to Debtors ............................          --        244,361       (244,361)              --
Total stockholders' equity ..............................................      76,978             --             --           76,978
                                                                           ----------  -------------  -------------   --------------
          Total liabilities and stockholders' equity ....................  $  276,802  $     312,935  $    (244,361)  $      345,376
                                                                           ==========  =============  =============   ==============

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                                  DEBTORS   NON-DEBTORS  ELIMINATIONS  CONSOLIDATED
                                                                                  --------  -----------  ------------  ------------
Net revenue ..................................................................... $     --  $   393,629  $         --  $    393,629
Cost of service .................................................................       --      279,275            --       279,275
                                                                                  --------  -----------  ------------  ------------
Gross profit ....................................................................       --      114,354            --       114,354
Operating expenses:
  Selling, general and administrative expenses ..................................   18,076       65,760            --        83,836
  Provision for estimated uncollectible accounts ................................       --       17,533            --        17,533
  Amortization of goodwill ......................................................       --        9,822            --         9,822
  Restructuring cost recovery ...................................................       --         (679)           --          (679)
  Losses on impairments of long-lived assets ....................................       --        3,255            --         3,255
                                                                                  --------  -----------  ------------  ------------
          Total operating expenses ..............................................   18,076       95,691            --       113,767
                                                                                  --------  -----------  ------------  ------------
Operating income (loss) from continuing operations ..............................  (18,076)      18,663            --           587
Other income (expenses):
  Interest income ...............................................................    1,075          141            --         1,216
  Interest expense ..............................................................     (734)      (5,918)           --        (6,652)
  Equity in net income of wholly-owned subsidiaries .............................   12,891           --       (12,891)           --
  Equity in net income of unconsolidated joint ventures .........................       --          730            --           730
  Gains on dispositions of property and equipment, net ..........................       --            1            --             1
  Other income, net .............................................................       --           55            --            55
                                                                                  --------  -----------  ------------  ------------
Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests and extraordinary gain on troubled
  debt restructuring ............................................................   (4,844)      13,672       (12,891)       (4,063)
Reorganization expenses, net ....................................................   14,397           --            --        14,397
                                                                                  --------  -----------  ------------  ------------
Income (loss) from continuing operations before income taxes, minority
    interests and extraordinary gain on troubled debt restructuring .............  (19,241)      13,672       (12,891)      (18,460)
  Income tax expense ............................................................       --          150            --           150
  Minority interests in net income of consolidated joint ventures ...............       --          631            --           631
                                                                                  --------  -----------  ------------  ------------
Income (loss) from continuing operations before extraordinary gain on
  troubled debt restructuring ...................................................  (19,241)      12,891       (12,891)      (19,241)
                                                                                  --------  -----------  ------------  ------------
Discontinued Operations:
  Loss from disposal ............................................................     (250)          --            --          (250)
                                                                                  --------  -----------  ------------  ------------
Total discontinued operations ...................................................     (250)          --            --          (250)
                                                                                  --------  -----------  ------------  ------------
Extraordinary gain on troubled debt restructuring ...............................   20,706           --            --        20,706
                                                                                  --------  -----------  ------------  ------------
Net income ...................................................................... $  1,215  $    12,891  $    (12,891) $      1,215
                                                                                  ========  ===========  ============  ============

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                  DEBTORS  NON-DEBTORS  ELIMINATIONS  CONSOLIDATED
                                                                                  -------  -----------  ------------  ------------
Net revenue ..................................................................... $    --  $   464,820  $         --  $    464,820
Cost of service .................................................................      --      341,656            --       341,656
                                                                                  -------  -----------  ------------  ------------
Gross profit ....................................................................      --      123,164            --       123,164
Operating expenses:
  Selling, general and administrative expenses ..................................  27,231       63,098            --        90,329
  Provision for estimated uncollectible accounts ................................      --        9,773            --         9,773
  Amortization of goodwill ......................................................      --       10,227            --        10,227
  Restructuring cost recovery ...................................................      --         (322)           --          (322)
  Losses on impairments of long-lived assets ....................................      --        8,323            --         8,323
                                                                                  -------  -----------  ------------  ------------
          Total operating expenses ..............................................  27,231       91,099            --       118,330
                                                                                  -------  -----------  ------------  ------------
Operating income (loss) from continuing operations .............................. (27,231)      32,065            --         4,834
Other income (expenses):
  Interest income ...............................................................     991           --            --           991
  Interest expense .............................................................. (26,754)         (34)           --       (26,788)
  Equity in net income of wholly-owned subsidiaries .............................  51,915           --       (51,915)           --
  Equity in net income of unconsolidated joint ventures .........................      --          759            --           759
  Gains on sales of businesses ..................................................      --       18,649            --        18,649
  Gains/(losses) on dispositions of property and equipment, net .................       9         (233)           --          (224)
  Other income, net .............................................................     281        2,192            --         2,473
                                                                                  -------  -----------  ------------  ------------
Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests and extraordinary gain on troubled
  debt restructuring ............................................................    (789)      53,398       (51,915)          694
Reorganization expenses, net ....................................................   8,264           --            --         8,264
                                                                                  -------  -----------  ------------  ------------
Income (loss) from continuing operations before income taxes, minority
  interests and extraordinary gain on troubled debt restructuring ...............  (9,053)      53,398       (51,915)       (7,570)
  Income tax expense ............................................................      --          250            --           250
  Minority interests in net income of consolidated joint ventures ...............      --          571            --           571
                                                                                  -------  -----------  ------------  ------------
Income (loss) from continuing operations before extraordinary gain on
  troubled debt restructuring ...................................................  (9,053)      52,577       (51,915)       (8,391)
                                                                                  -------  -----------  ------------  ------------
Discontinued Operations:
  Loss from disposal ............................................................      --         (662)           --          (662)
                                                                                  -------  -----------  ------------  ------------
Total discontinued operations ...................................................      --         (662)           --          (662)
                                                                                  -------  -----------  ------------  ------------
Extraordinary gain on troubled debt restructuring, net of taxes ................. 107,772           --            --       107,772
                                                                                  -------  -----------  ------------  ------------
Net income ...................................................................... $98,719  $    51,915  $    (51,915) $     98,719
                                                                                  =======  ===========  ============  ============

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                DEBTORS      NON-DEBTORS  CONSOLIDATED
                                                              ------------  ------------  ------------
Net cash provided by (used in) continuing operations before
   reorganization expenses .................................. $    (16,442) $     30,635  $     14,193
Net cash used by reorganization expenses ....................      (10,776)           --       (10,776)
                                                              ------------  ------------  ------------
Net cash provided by (used in) continuing operations (net
   of reorganization expenses) ..............................      (27,218)       30,635         3,417
                                                              ------------  ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment ......................       (2,949)       (4,638)       (7,587)
   Cash advances from wholly-owned subsidiaries .............       25,359       (25,359)           --
   Other ....................................................            6            68            74
                                                              ------------  ------------  ------------
Net cash provided by (used in) investing activities .........       22,416       (29,929)       (7,513)
                                                              ------------  ------------  ------------
Cash flows from financing activities:
   Principal payments of debt obligations ...................         (117)         (179)         (296)
   Deposits to collateralize letter of credits ..............       (1,116)           --        (1,116)
   Cash distributions to minority interests .................           --          (412)         (412)
                                                              ------------  ------------  ------------
Net cash used in financing activities .......................       (1,233)         (591)       (1,824)
                                                              ------------  ------------  ------------
Net decrease in cash from continuing operations ............. $     (6,035) $        115  $     (5,920)
                                                              ============  ============  ============
Net cash used in discontinued operations .................... $         --  $         --  $         --
                                                              ============  ============  ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                            DEBTORS     NON-DEBTORS  CONSOLIDATED
                                                                         ------------  ------------  ------------
Net cash provided by (used in) continuing operations before
   reorganization expenses ............................................. $    (26,598) $     70,742  $     44,144
Net cash used by reorganization expenses ...............................       (1,581)           --        (1,581)
                                                                         ------------  ------------  ------------
Net cash provided by (used in) continuing operations (net
   of reorganization expenses) .........................................      (28,179)       70,742        42,563
                                                                         ------------  ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment .................................          (90)       (3,437)       (3,527)
   Proceeds from sales of businesses ...................................           --        41,513        41,513
   Cash advances from wholly-owned subsidiaries ........................      103,120      (103,120)           --
   Other ...............................................................           --          (189)         (189)
                                                                         ------------  ------------  ------------
Net cash provided by (used in) investing activities ....................      103,030       (65,233)       37,797
                                                                         ------------  ------------  ------------
Cash flows from financing activities:
   Proceeds from promissory notes and other debt obligations ...........        1,500            --         1,500
   Principal payments of debt obligations ..............................      (55,130)         (432)      (55,562)
   Cash paid for debtor-in-possession financing costs  (post-petition) .         (536)           --          (536)
   Cash distributions to minority interests ............................           --        (1,405)       (1,405)
                                                                         ------------  ------------  ------------
Net cash used in financing activities ..................................      (54,166)       (1,837)      (56,003)
                                                                         ------------  ------------  ------------
Net increase in cash from continuing operations ........................ $     20,685  $      3,672  $     24,357
                                                                         ============  ============  ============
Net cash used in discontinued operations ............................... $         --  $     (3,731) $     (3,731)
                                                                         ============  ============  ============

                          CORAM HEALTHCARE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           BALANCE AT   CHARGED TO      CHARGED TO                       BALANCE AT
                                                           BEGINNING    COSTS AND        OTHER                             END OF
DESCRIPTION                                                OF PERIOD     EXPENSES       ACCOUNTS        DEDUCTIONS         PERIOD
                                                          ------------ ------------    ------------     -----------     ------------
Year ended December 31, 2001:
  Reserves and allowances deducted from asset accounts:
        Allowance for uncollectible accounts ............ $     17,912 $     17,533    $        316(6)  $   (16,304)(1) $     19,457
        Allowance for long-term receivable ..............          739           --              --              --              739
        Valuation allowance for inventories .............          250           --              --              --              250
Year ended December 31, 2000:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible accounts ............ $     30,920 $      9,773    $     (3,137)(2) $   (19,644)(1) $     17,912
        Allowance for long-term receivable ..............        1,072          739(5)           --          (1,072)(3)          739
        Valuation allowance for inventories .............          525           --              --            (275)(4)          250
Year ended December 31, 1999:
  Reserves and allowances deducted
    from asset accounts:
        Allowance for uncollectible accounts ............ $     14,297 $     28,310    $        472     $   (12,159)(1) $     30,920
        Allowance for long-term receivable ..............        1,763           --              --            (691)           1,072
        Valuation allowance for inventories .............           --          525              --              --              525

(1)   Accounts receivable written off, net of recoveries.

(2) Reclassify certain reserves and adjustments for the disposition of the Coram Prescription Services division.

(3)   Fully reserved vendor rebate receivables written off.

(4)   Obsolete inventories written off during the year ended December 31, 2000.

(5) Full reserve for escrow deposit receivable related to dispositions of lithotripsy partnerships.

(6)   Revenue adjustments.

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         3.1   -- Certificate of Incorporation of registrant, as amended, through May 1, 1994 (Incorporated by reference to Exhibit 3.1 of Registration No. 33-53957 on Form S-4).

         3.2   -- Bylaws of registrant (Incorporated by reference to Exhibit
                  3.2 of Registration No. 33-53957 on Form S-4).

         3.3 -- Certificate of Amendment of the registrant's Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

         4.1 -- Form of Common Stock Certificate for the registrant's common stock, $0.001 par value per share. (Incorporated by reference to Exhibit 4.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

         4.2 -- Form of Common Stock Certificate for the registrant's common stock, par value $0.001, including legend thereon in respect of the Stockholder Rights Agreement. (Incorporated by reference to Exhibit 4.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

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

         10.8 -- Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 of Registration No. 33-53957 on
                  Form S-4).

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.9  -- 401(k) Plan of T2 Medical, Inc. dated December 8, 1989
                  (Incorporated herein by Reference to Exhibit 10(s) of T2
                  Annual Report on Form 10-K for the fiscal year ended September
                  30, 1989, filed with the Commission on or about December 29,
                  1988.)

         10.10 -- 1988 Stock Option Plan of T2 Medical, Inc., as amended and restated as of July 31, 1990 and as further amended as of (i)
                  August 20, 1991; (ii) November 12, 1991; and (iii) July 6,
                  1992 (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on Form S-4).

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.23 -- Warrant Agreement dated as of October 13, 1995, among the registrant, Coram Inc., and the other parties specified
                  therein (Incorporated by reference to the company's Current
                  Report on Form 8-K as filed October 24, 1995).

         10.24 -- Amendment and Limited Waiver to Bridge Securities Purchase
                  Agreement, dated as of October 13, 1995, by and among the registrant, Coram Inc. and Donaldson, Lufkin & Jenrette.
                  (Incorporated by reference to Exhibit 10.24 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).(a)

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
                  Agent. (Incorporated by reference to Exhibit 99.1 of the
                  registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).(a)

         10.34 -- Eighth Amendment to Credit Agreement dated as of December 3,
                  1996, by and among the registrant, Coram Inc., each Subsidiary
                  Guarantor as defined therein), the Financial Institutions (as described therein), and Chase Manhattan Bank as Agent.
                  (Incorporated by reference to Exhibit 10.34 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996).(a)

         10.35 -- Ninth Amendment and Limited Waiver to the Credit Agreement dated as of March 14, 1997, by and among the registrant, Coram
                  Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.35 of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996).(a)

         10.36 -- Amended Agreement, dated as of March 28, 1997, by and among the Registrant, Coram Inc. and Donaldson, Lufkin & Jenrette.
                  (Incorporated by reference to Exhibit 10.36 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996).(a)

         10.37 -- Sabratek Corporation and Coram Healthcare Exclusive Supply
                  Agreement for IV Infusion Pumps, IV Disposable Sets and
                  Related Items, dated as of February 26, 1997. (Incorporated by reference to Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

         10.41 -- Prime Vendor Agreement and Letter Amendment, dated October
                  14, 1999, between Coram Healthcare Corporation and Cardinal
                  Health, Inc. Certain portions of the Prime Vendor Agreement have been omitted pursuant to a request for confidential treatment. The entire Prime Vendor Agreement has been filed confidentially with the Securities and Exchange Commission.
                  (Incorporated by reference to Exhibit 10.1 of the registrant's
                  Quarterly Report on Form 10-Q for the quarters ended September
                  30, 1998 and 1999, respectively).

         10.42 -- Amendment No. 1 and Waiver to the Securities Exchange
                  Agreement among the registrant, Cerberus Partners, L.P.,
                  Goldman Sachs Credit Partners L.P. and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.43 -- Promissory Notes and Security Agreement dated July 21, 1998 among the registrant and Foothill Capital Corporation, as collateral agent for Cerberus Partners, L.P., Goldman Sachs
                  Credit Partners L.P. and Foothill Partners III, L.P. and their respective successors and assigns. (Incorporated by reference

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
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

         10.45 -- Securities Exchange Agreement among the registrant,
                  Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P.
                  and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1998).(a)

         10.46 -- Form of Letter of Credit required by the Master Agreement by and between the registrant and its applicable affiliates and Aetna U.S. Healthcare, Inc. and its applicable affiliates
                  (Incorporated by reference to Exhibit 10.02 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         10.47 -- Addendum amendment to Sabratek Corporation and Coram
                  Healthcare Exclusive Supply Agreement for IV Infusion pumps,
                  IV Disposable Sets and Related Items, dated as of February 26,
                  1997, as of December 7, 1998. (Incorporated by reference to Exhibit 10.47 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

         10.48 -- Employment Agreements between Coram Healthcare Corporation and
                  Richard M. Smith, dated as of April 26, 1999 and November 11,
                  1999, respectively. (Incorporated by reference to Exhibits
                  10.4 and 10.2, respectively, of the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999).

         10.49 -- Employment Agreement, between Coram Healthcare Corporation and
                  Wendy L. Simpson, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         10.50 -- Employment Agreement, between Coram Healthcare Corporation and
                  Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         10.51 -- Employment Agreement, between Coram Healthcare Corporation and
                  Daniel D. Crowley, dated as of November 30, 1999, together with Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.51 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.52 -- Employment Agreement, between Coram Healthcare Corporation and
                  Allen J. Marabito, dated as of November 30, 1999, together with amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.52 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.53 -- First Amendment to Prime Vendor Agreement, dated as of January
                  1, 2000 by and between the company and Cardinal Health, Inc.
                  (Incorporated by reference to Exhibit 10.53 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000).

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

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.57 -- Exchange Agreement, dated December 29, 2000, among Coram,
                  Inc., Goldman Sachs Credit Partners, L.P., Cerberus Partners,
                  L.P. and Foothill Capital Corporation. (Incorporated by
                  reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

         10.58 -- Third Amendment to Employment Agreement, between Coram
                  Healthcare Corporation and Daniel D. Crowley, dated August 2,
                  2000. (Incorporated by reference to Exhibit 10.58 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000).

         10.59 -- Employment Agreement, between Coram, Inc. and Scott R. Danitz, dated August 1, 2000. (Incorporated by reference to Exhibit
                  10.59 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.60 -- Employment Agreement, between Coram Healthcare Corporation and
                  Vito Ponzio, Jr, dated April 26, 1999. (Incorporated by reference to Exhibit 10.60 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.61 -- Consulting Services Agreement, between Coram Healthcare
                  Corporation and Joseph D. Smith, dated June 30, 2000.
                  (Incorporated by reference to Exhibit 10.61 of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2000).

         10.62 -- Consulting Services Agreement, between the company and
                  Donald J. Amaral, dated May 16, 2000. (Incorporated by reference to Exhibit 10.62 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.63 -- Exchange Agreement and related schedules dated as of December
                  31, 2001, among Coram Inc., Goldman Sachs Credit Partners,
                  L.P., Cerberus Partners, L.P. and Foothill Capital
                  Corporation. (Incorporated by reference to Exhibits 99.4 and 99.4a through 99.4f of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of January 10, 2002 and
                  January 14, 2002, respectively).

         10.64 -- Amendment No. 1 to Stockholder Agreement, dated as of December
                  31, 2001, among Coram, Inc., Goldman Sachs & Co., Cerberus
                  Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.5 of the registrant's Current
                  Reports on Form 8-K and Form 8-K/A dated as of January 10,
                  2002 and January 14, 2002, respectively).

         10.65 -- Amendment No. 5 to Securities Exchange Agreement, dated as of
                  December 31, 2001, among Coram, Inc., Coram Healthcare
                  Corporation, Goldman Sachs Credit Partners, L.P., Cerberus
                  Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.6 and 99.6a through 99.6.b of the registrant's Current Report on Form 8-K and Form 8-K/A dated as of January 10, 2002 and January 14, 2002, respectively).

         10.66 -- Certificate of Amendment of the Certificate of Designation of Coram Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2001, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibits 99.7 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of January 10, 2002 and January 14, 2002, respectively).

         10.67 -- Bylaws of Coram, Inc., as amended and restated on December 31,
                  2001. (Incorporated by reference to Exhibits 99.8 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of January 10, 2002 and January 14, 2002, respectively).

       EXHIBIT
       NUMBER                         EXHIBIT
       -------                        -------
         10.68 -- Product Purchase Agreement, dated September 1, 2001, between Coram, Inc. and FFF Enterprises, Inc. Certain
                  portions of the Product Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire
                  Product Purchase Agreement has been filed confidentially
                  with the Securities and Exchange Commission.*

         10.69 -- Prime Vendor Agreement, dated April 19, 2001, between Coram
                  Healthcare Corporation and Cardinal Distribution, Inc.*

         10.70 -- I.V. Systems Division Purchase Agreement, dated October 23,
                  2000, between Coram, Inc., and Baxter Healthcare Corporation.
                  Certain portions of the I.V. Systems Division Purchase
                  Agreement have been omitted pursuant to a request for confidential treatment. The entire I.V. Systems Division
                  Purchase Agreement has been filed confidentially with the Securities and Exchange Commission.*

         10.71 -- Letter Amendment, dated October 25, 2000, between Coram,
                  Inc., and Baxter Healthcare Corporation. Certain portions of the Letter Amendment have been omitted pursuant to a request for confidential treatment. The entire Letter Amendment has been filed confidentially with the Securities and Exchange
                  Commission.*

         10.72 -- Amendment to I.V. Systems Division Purchase Agreement, dated
                  January 28, 2002, between Coram, Inc., and Baxter Healthcare
                  Corporation.*

         10.73 -- Therapeutics Purchase Agreement, dated January 7, 2002, between Coram, Inc., and Baxter Healthcare Corporation.
                  Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The entire Agreement has been filed confidentially with the Securities and Exchange
                  Commission.*

         10.74 -- Hemophilia Product Volume Commitment Agreement, dated
                  December 19, 2001, between Coram, Inc., and Baxter Healthcare
                  Corporation. Certain portions of the Hemophilia Product Volume
                  Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire Hemophilia Product
                  Volume Commitment Agreement has been filed confidentially with the Securities and Exchange Commission.*

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