Form 10-Q
period 2002-03-31
CORAM HEALTHCARE CORP
filed 2002-05-20
CIK 924174

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                   ----------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 17, 2002 was 49,638,452.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              MARCH 31,      DECEMBER 31,
                                                                                2002            2001
                                                                            -----------      ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................       $  16,709        $  21,339
  Cash limited as to use .............................................             351              269
  Accounts receivable, net of allowances of $19,532 and $19,457  .....          96,296           88,567
  Inventories ........................................................          12,093           13,557
  Deferred income taxes, net .........................................             221              178
  Other current assets ...............................................           4,037            4,823
                                                                             ---------        ---------
        Total current assets .........................................         129,707          128,733
Property and equipment, net ..........................................          14,090           15,030
Deferred income taxes, net ...........................................             868              719
Other deferred costs and intangible assets, net (See Note 1) .........           5,653            6,270
Goodwill, net (See Note 1) ...........................................         180,871          180,871
Other assets .........................................................           4,986            4,843
                                                                             ---------        ---------
        Total assets .................................................       $ 336,175        $ 336,466
                                                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable ...................................................       $  24,959        $  24,142
  Accrued compensation and related liabilities .......................          22,748           26,349
  Current maturities of long-term debt ...............................              60               60
  Income taxes payable ...............................................             358              316
  Deferred income taxes ..............................................             654              462
  Accrued merger and restructuring costs .............................             448              583
  Accrued reorganization costs .......................................           8,181            7,742
  Other accrued liabilities, including interest payable ..............           6,278            6,236
                                                                             ---------        ---------
Total current liabilities not subject to compromise ..................          63,686           65,890
Total current liabilities subject to compromise (See Note 2) .........         139,044          139,044
                                                                             ---------        ---------
Total current liabilities ............................................         202,730          204,934
Long-term liabilities not subject to compromise:
  Long-term debt, less current maturities ............................             131              150
  Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ..........................           6,414            6,290
  Income taxes payable ...............................................          18,142           17,784
  Other liabilities ..................................................           1,901            1,901
  Deferred income taxes ..............................................             435              435
  Net liabilities of discontinued operations .........................          26,783           26,783
                                                                             ---------        ---------
        Total liabilities ............................................         256,536          258,277

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.001, authorized
     10,000 shares, none issued ......................................              --               --
  Common stock, par value $.001, 150,000 shares
     authorized, 49,638 shares issued and outstanding ................              50               50
  Additional paid-in capital .........................................         427,353          427,353
  Accumulated deficit ................................................        (347,764)        (349,214)
                                                                             ---------        ---------
        Total stockholders' equity ...................................          79,639           78,189
                                                                             ---------        ---------
        Total liabilities and stockholders' equity ...................       $ 336,175        $ 336,466
                                                                             =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              ---------------------
                                                                                2002         2001
                                                                              ---------    --------
Net revenue ...............................................................   $ 101,982    $ 94,746
Cost of service ...........................................................      74,301      69,498
                                                                              ---------    --------
Gross profit ..............................................................      27,681      25,248
Operating expenses:
  Selling, general and administrative expenses ............................      21,020      20,676
  Provision for estimated uncollectible accounts ..........................       3,118       2,904
  Amortization of goodwill ................................................          --       2,424
  Restructuring cost recovery .............................................         (13)       (562)
                                                                              ---------    --------
        Total operating expenses ..........................................      24,125      25,442
                                                                              ---------    --------

Operating income (loss) from continuing operations ........................       3,556        (194)
Other income (expense):
  Interest income .........................................................          85         458
  Interest expense (excluding  post-petition contractual interest of
    $3.5 million for the three months ended March 31, 2002) ...............        (365)       (585)
  Gain on sale of business ................................................          46          --
  Equity in net income of unconsolidated joint ventures ...................         387         174
  Other income, net .......................................................          12           1
                                                                              ---------    --------
Income (loss) from continuing operations before reorganization
  expenses, income taxes and minority interests ...........................       3,721        (146)
Reorganization expenses, net ..............................................       2,010       2,820
                                                                              ---------    --------
Income (loss) from continuing operations before income taxes
  and minority interests ..................................................       1,711      (2,966)
Income tax expense ........................................................          38          50
Minority interests in net income of consolidated joint ventures ...........         223         199
                                                                              ---------    --------
Income (loss) from continuing operations ..................................       1,450      (3,215)
Income (loss) from disposal of discontinued operations ....................          --          --
                                                                              ---------    --------
Net income (loss) .........................................................   $   1,450    $ (3,215)
                                                                              =========    ========
Income (Loss) Per Share:
  Basic and Diluted:
   Income (loss) from continuing operations ...............................   $    0.03    $  (0.06)
   Discontinued operations ................................................          --          --
                                                                              ---------    --------
   Net income (loss) per share ............................................   $    0.03    $  (0.06)
                                                                              =========    ========
Weighted average common shares used in computation of basic income
   (loss) per share .......................................................      49,638      49,638
                                                                              =========    ========
Weighted average common shares used in computation of diluted income
   (loss) per share .......................................................      49,674      49,638
                                                                              =========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ------------------
                                                                               2002       2001
                                                                              -------    -------
Net cash provided by (used in) continuing operations before
  reorganization items ....................................................   $(1,208)   $ 2,685
Net cash used by reorganization items .....................................    (2,380)    (1,815)
                                                                              -------    -------
Net cash provided by (used in) continuing operations (net of
  reorganization items) ...................................................    (3,588)       870
                                                                              -------    -------
Cash flows from investing activities:
  Purchases of property and equipment .....................................    (1,125)      (798)
  Proceeds from dispositions of property and equipment ....................        --         23
                                                                              -------    -------
Net cash used in investing activities .....................................    (1,125)      (775)
                                                                              -------    -------
Cash flows from financing activities:
  Principal payments of debt obligations ..................................       (19)       (62)
  Refund of deposits (payments to) collateralize letters of credit, net ...       200     (2,095)
  Cash distributions to minority interests ................................       (98)       (96)
                                                                              -------    -------
Net cash provided by (used in) financing activities .......................        83     (2,253)
                                                                              -------    -------
Net decrease in cash from continuing operations ...........................   $(4,630)   $(2,158)
                                                                              =======    =======
Net cash used in discontinued operations ..................................   $    --    $    --
                                                                              =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Business Activity. As of March 31, 2002, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on August 8, 2000. On such date, the Debtors commenced operations as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"); however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the proceeding. See Note 2 for further details.

    Coram's focus is on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, management's primary business strategy is to focus Coram's efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapy for persons receiving transplants, pain management and coagulant and blood clotting therapies for persons with hemophilia. Coram has also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. Additionally, a reimbursement site consolidation plan was initiated and completed during 2001. See Note 5 for further details.

    For each of the periods presented, the company's primary operations and assets were within the United States. The company maintains infusion operations in Canada; however, the assets and revenue generated from this business are not material to the company's consolidated operations.

    Prior to January 1, 2000, the company provided ancillary network management services through its subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. R-Net served its customers through two primary call centers and three satellite offices. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. ("Aetna") (the "Master Agreement") for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna's disease management programs. The agreements that R-Net had for the provision of ancillary network management services, including the Aetna Master Agreement, have been terminated and R-Net is no longer providing any ancillary network management services. The Resource Network Subsidiaries filed voluntary bankruptcy petitions on November 12, 1999 with the Bankruptcy Court under the Bankruptcy Code, and the Resource Network Subsidiaries are being liquidated pursuant to such proceedings. See Notes 3 and 9 for further details.

    Concentrations of Revenue and Credit Risk. Most of the company's net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers. Net revenue from the Medicare and Medicaid programs accounted for approximately 25% of the company's consolidated net revenue for both the three months ended March 31, 2002 and 2001. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs. Accounts receivable under the Medicare program represented approximately 33% and 32% of the company's consolidated accounts receivable as of March 31, 2002 and December 31, 2001, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates.

    In certain cases, the company accepts fixed fee or capitated fee arrangements. As of March 31, 2002, Coram was a party to only three capitated arrangements. Capitated agreements represented approximately 8.4% and 8.2% of the company's consolidated net

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


revenue for the three months ended March 31, 2002 and 2001, respectively. Approximately 7.1% and 6.5% of the company's consolidated net revenue for the three months ended March 31, 2002 and 2001, respectively, relate to a capitated agreement that provides services to members in the California marketplace.

    From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new enhanced payer contracts. In connection therewith, the company has not recorded any material bad debt expense or bad debt recovery for the three months ended March 31, 2002 or 2001. Furthermore, management is aware of certain claims, disputes or unresolved matters with third-party payers in the normal course of business. Although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company's financial position, results of operations or cash flows.

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments pursuant to the adoption of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan of reorganization filed in the Chapter 11 bankruptcy proceedings could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 2 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

    Reclassifications. Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

    SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The condensed consolidated financial statements include the accounts of CHC, its subsidiaries and joint ventures which are considered to be under the control of CHC, including those of CHC's direct subsidiary CI. As discussed above, CI is a party to the bankruptcy proceedings that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Business Combinations. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of this accounting pronouncement on January 1, 2002 had no effect on the company's financial position or results of operations.

    Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The company adopted Statement 142 on January 1, 2002.

    Through December 31, 2001, the company had recorded accumulated goodwill amortization of $97.6 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $9.7 million ($0.20 per share) for the year ending December 31, 2002. Net income (loss) and net income (loss) per share, adjusted to exclude amortization of goodwill, are as follows (in thousands, except per share amounts):



                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2002       2001
                                                              ---------   ---------
    Reported net income (loss) ............................   $   1,450   $  (3,215)
    Add back: amortization of goodwill ....................          --       2,424
                                                              ---------   ---------
    Adjusted net income (loss) ............................   $   1,450   $    (791)
                                                              =========   =========

    Basic and diluted income (loss) per share .............   $    0.03   $   (0.06)
    Add back: amortization of goodwill ....................          --        0.04
                                                              ---------   ---------
    Adjusted basic and diluted income (loss) per share ....   $    0.03   $   (0.02)
                                                              =========   =========

    Management plans to test goodwill for impairment using the two-step process described in Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Management expects to perform the first of the required goodwill impairment tests as of January 1, 2002 in the second quarter of 2002. Management has not yet determined what the effect of these tests will be on the results of operations and financial position of the company. Any impairment charge resulting from these transitional impairment tests would be reflected as a cumulative effect of a change in an accounting principle in a restated first quarter 2002. Accordingly, the results of operations and financial position of the company for the first quarter of 2002 reported in the condensed consolidated financial statements included herein could be restated.

    The principal components of intangible assets other than goodwill were as follows (in thousands):



                                                                   MARCH 31, 2002                  DECEMBER 31, 2001
                                                       --------------------------------    ---------------------------------
                                                       GROSS CARRYING      ACCUMULATED     GROSS CARRYING        ACCUMULATED
                                                           AMOUNT          AMORTIZATION       AMOUNT            AMORTIZATION
                                                       --------------      ------------    --------------       ------------
          Commercial payor contracts .................   $  13,683         $ (13,683)        $  13,683           $ (13,193)
          Patient outcomes database ..................       8,386            (2,984)            8,386              (2,880)
          Employee noncompete agreements .............       3,343            (3,340)            3,343              (3,340)
                                                         ---------         ---------         ---------           ---------
          Total intangible assets ....................      25,412           (20,007)           25,412             (19,413)
          Other deferred costs .......................         302               (54)              302                 (31)
                                                         ---------         ---------         ---------           ---------
          Total other deferred costs and other
            intangible assets ........................   $  25,714         $ (20,061)        $  25,714           $ (19,444)
                                                         =========         =========         =========           =========

    Amortization expense related to intangible assets, included in selling, general and administrative expenses, was $0.6 million in both the three-month periods ended March 31, 2002 and 2001.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Estimated future amortization expense for each of the five years beginning on or after January 1, 2002 is as follows (in thousands):



                                                                     ESTIMATED FUTURE
                             YEARS ENDING DECEMBER 31,             AMORTIZATION EXPENSE
                            -------------------------------        --------------------
                              2002.........................             $    907
                              2003.........................                  417
                              2004.........................                  416
                              2005.........................                  416
                              2006.........................                  416

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as far as they relate to the disposal of a segment of a business. The company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the company's results of operations or financial position.

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

    Capitalized Software Development Costs. Costs related to software developed and obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use. Amortization is computed using the straight-line method over estimated useful lives generally ranging from one to five years.

    Income (Loss) per Share. Basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. The company experienced a loss from continuing operations for the three months ended March 31, 2001 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive. However, the company experienced income from continuing operations for the three months ended March 31, 2002.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    The following table sets forth the computations of basic and diluted income
(loss) per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -------------------
                                                                          2002       2001
                                                                        --------   --------
    Numerator for basic and diluted income (loss) per share:
     Income (loss) from continuing operations .......................   $  1,450   $ (3,215)
                                                                        ========   ========

    Weighted average shares - denominator for basic
        income (loss) per share .....................................     49,638     49,638
    Effect of dilutive securities:
     Stock options ..................................................         36         --
                                                                        --------   --------
    Denominator for diluted income (loss) per share - adjusted
        weighted average shares .....................................     49,674     49,638
                                                                        ========   ========

      Basic income (loss) per share .................................      $0.03   $  (0.06)
                                                                        ========   ========

      Diluted income (loss) per share ...............................      $0.03   $  (0.06)
                                                                        ========   ========

2.  REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

    Background and Certain Important Bankruptcy Court Activity

    On August 8, 2000, CHC and CI filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the filing of the voluntary Chapter 11 petitions, the Debtors commenced operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in Note 9) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors of CHC unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

    On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado;
(iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations. Additionally, in January 2002, the Bankruptcy Court approved a motion to extend the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including May 2, 2002. On May 1, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to extend the period through August 27, 2002 (such real property motion is currently pending before the Bankruptcy Court).

    In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company's Chief Executive Officer and Executive Vice President and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's Chief Executive Officer because such payments are disputed by the Official Committee of the Equity Security Holders. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court has postponed its rulings on the Debtors' motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer's retention amounts. The company had fully accrued the remaining amounts under the first and second installments of the retention plans as of March 31, 2002.

    On September 7, 2001, the Bankruptcy Court approved payments of up to $2.7 million for management incentive plan compensation bonuses (the "MIP") related to the year ended December 31, 2000 for all individuals participating in the MIP, except for the company's Chief Executive Officer. In connection therewith, payments were made to those individuals in September 2001.

    On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "2001 Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the 2001 Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%.

    On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of an agreement providing a non-debtor subsidiary of the company with the authority to sell a durable medical equipment business located in New Orleans, Louisiana to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement. The sale of such business equipment was finalized in January 2002.

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

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. Additionally, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions to lift the automatic bankruptcy stay to pursue claims against the Debtors and certain of their operating subsidiaries. Through May 17, 2002, the Bankruptcy Court has not granted any relief of the automatic stay provisions of the Bankruptcy Code in favor of the R-Net estates. See Note 9 for further details.

    The Debtors' First Joint Plan of Reorganization and Related Activities

    On the same day that the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


entity would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, which were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 6 and 8 for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Preferred Stock." The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption for the year ended December 31, 2001. See Note 9 for further discussion regarding Stark II.

    The Second Joint Plan of Reorganization and Related Activities

    On or about February 6, 2001, the Official Committee of the Equity Security Holders (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors of CHC and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisors to the Independent Committee of the Board of Directors of CHC (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion,
(ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

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

         o     cancellation of the issued and outstanding CI Preferred Stock;
               and

         o a $7.5 million reduction in certain performance bonuses payable to the company's Chief Executive Officer.

    Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

    In order to become effective, the Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions protesting and objecting to the Second Joint Plan. Notwithstanding the aforementioned protests and objections, the Second Disclosure Statement was approved by the

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

    On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusive period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001).

    The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. The Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, if certain conditions of the Bankruptcy Code are satisfied. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan.

    In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of the CI Preferred Stock (see Notes 6 and 8 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. As a result, the company is covered by the public company exemption through the year ending December 31, 2002. See Note 9 for further discussion regarding Stark II.

Appointment of Chapter 11 Trustee and Bankruptcy Related Activities Subsequent to December 31, 2001

     On December 28, 2001, the Debtors filed a Notice of Appeal in the United States District Court for the District of Delaware (the "District Court") appealing the December 21, 2001 Bankruptcy Court decision denying confirmation of the Second Joint Plan and, on February 6, 2002, the Debtors perfected their appeal. On February 25, 2002, the Equity Committee filed a Motion to Strike Appeal with the District Court wherein it was requested that the District Court dismiss the Debtors' appeal on the grounds that certain of the Debtors' required briefs were filed after the statutory deadline. On March 7, 2002, the Debtors filed an Opposition to Motion to Strike Appeal whereby the Debtors asserted, among other things, that the required briefs were filed on a timely basis. A stipulation agreement extending certain procedural dates was entered into between the Equity Committee and the Chapter 11 trustee on March 22, 2002 whereby the Debtors were to have filed their opening briefs on or before April 25, 2002. The Debtors have not yet filed such briefs, but management continues to evaluate the merits of pursuing this appeal. Management of the company cannot predict what impact the Equity Committee or other interested parties will have on the Debtors' pending appeal in the District Court.

    On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied without prejudice a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against the company's Chief Executive Officer, the Board of Directors of CHC, Cerberus Partners, L.P. ("Cerberus"), a Cerberus principal and the company's other noteholders. Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders' meeting and
(ii) to modify certain aspects of CI's corporate governance structure.

    On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court granted the motion to the extent that it extended exclusivity to January 2, 2002. Thereafter, the Debtors' exclusivity period terminated.

    On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee is obligated to investigate the debtor's operations, financial condition and any other matter relevant to the formulation of a plan of reorganization. The Bankruptcy Code also provides that a Chapter 11 trustee must either file a plan of reorganization as soon as practicable or an explanation as to why he/she is unable to file a plan of reorganization. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

    After a Chapter 11 trustee is appointed, a debtor's board of directors does not retain any management powers. While Mr. Adams has assumed board of directors management rights and responsibilities, he is doing so without any other changes to the company's management or organizational structure through May 17, 2002.

    Since the appointment of the Chapter 11 trustee on March 7, 2002, no amounts have been paid to professionals in connection with the bankruptcy proceedings.

     On May 9, 2002, pursuant to a motion previously approved by the Bankruptcy Court, CHC entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2002 Financing Agreement") to finance the payment of premiums under certain insurance policies. Under the terms of the 2002 Financing Agreement, CHC made down payments of approximately $1.5 million. The amount financed is approximately $2.7 million and is secured by the unearned premiums and any loss payments under the insurance policies covered by the 2002 Financing Agreement. The amount financed is being paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%, commencing on May 15, 2002. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if CHC does as not make the monthly payments called for by the 2002 Financing Agreement.

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

    The principal categories and balances of Chapter 11 bankruptcy claims accrued in the condensed consolidated balance sheets and included in liabilities subject to compromise at both March 31, 2002 and December 31, 2001 are summarized as follows (in thousands):



         Series A and Series B Notes and other long-term debt obligations .......   $132,422
         Liabilities of discontinued operations subject to compromise ...........      2,936
         Earn-out obligation ....................................................      1,268
         Accounts payable .......................................................      1,088
         Accrued merger and restructuring costs (primarily severance liabilities)        468
         Legal and professional liabilities .....................................         98
         Other ..................................................................        764
                                                                                    --------
           Total liabilities subject to compromise ..............................   $139,044
                                                                                    ========

    In addition to the amounts disclosed in the table above, the holders of the CI Preferred Stock continue to maintain a claim position within the Debtors' bankruptcy proceedings in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchanges, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchanges.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at March 31, 2002 and December 31, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

    Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures incurred relating to the Chapter 11 proceedings, offset by interest earned on cash accumulated as a result of the Debtors not paying their pre-petition liabilities during the pendency of the Chapter 11 proceedings.

    The principal components of reorganization expenses for the three months ended March 31, 2002 and 2001 are as follows (in thousands):


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                           2002            2001
                                                                                        ------------    ------------
         Legal, accounting and consulting fees ......................................   $      2,092    $      2,157
         Success bonus and retention plan expenses ..................................             --             717
         Office of the United States Trustee fees ...................................             10              10
         Interest income ............................................................            (92)            (64)
                                                                                        ------------    ------------
           Total reorganization expenses, net .......................................   $      2,010    $      2,820
                                                                                        ============    ============

3.  DISCONTINUED OPERATIONS

    Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries and the plan to liquidate the R-Net division, Coram accounted for such division as a discontinued operation and disclosed the excess of R-Net's liabilities over its assets as net liabilities of discontinued operations in the condensed consolidated financial statements. Coram also separately reflected R-Net's operating results in the condensed consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the three months ended March 31, 2002 and 2001. The components of the net liabilities of discontinued operations included in the condensed consolidated balance sheets are summarized as follows (in thousands):



                                                                                       MARCH 31,  DECEMBER 31,
                                                                                         2002         2001
                                                                                       --------   ------------
         Cash ......................................................................   $  2,996    $  1,146
         Accounts payable ..........................................................    (29,699)    (29,566)
         Accrued expenses ..........................................................     (3,016)     (1,299)
                                                                                       --------    --------
                                                                                        (29,719)    (29,719)
         Net liabilities subject to compromise under Debtors' Chapter 11 case ......      2,936       2,936
                                                                                       --------    --------
         Net liabilities of Discontinued Operations ................................   $(26,783)   $(26,783)
                                                                                       ========    ========

    As of March 31, 2002, approximately $27.2 million of the liabilities related to the discontinued operations was subject to compromise under the R-Net Chapter 11 bankruptcy proceedings.

    All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business.

4.  RELATED PARTY TRANSACTIONS

    The company's Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC ("DHS"), a management consulting firm from which the company purchased services. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Since January 1, 2001, DHS has continued to bill the company the actual costs it attributes to the DHS Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. For each of the three months ended March 31, 2002 and 2001, the company paid approximately $0.1 million to DHS for such costs. Subsequent to March 31, 2002 and through May 17, 2002, less than $0.1 million was paid to DHS for such costs.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Effective August 2, 2000, the Board of Directors of CHC approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 2 and 6, the company recorded a $1.8 million reorganization expense for the success bonus in 2000. The success bonus will not be payable until such time as the Debtors' Chapter 11 trustee or another interested party's plan of reorganization is fully approved by the Bankruptcy Court. Mr. Crowley is also entitled to a performance bonus based on overall company performance and he participates in the company's key employee retention plan. In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements, will be proposed in a new plan of reorganization submitted by the Chapter 11 trustee or any other interested party.

    Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley is paid approximately $1 million per annum plus potential performance-related bonuses, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court's denial of the Second Joint Plan of reorganization on December 21, 2001, and the contract remains suspended through May 17, 2002.

    As further discussed in Note 9, in November 2001 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as, several related parties, including Foothill Capital Corporation, Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus' principals, current management, former management and current and former members of the Board of Directors of CHC.

5.  MERGER AND RESTRUCTURING RESERVES

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

    Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through March 31, 2002, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):


                                                      CHARGES THROUGH MARCH 31, 2002..        BALANCES AT MARCH 31, 2002
                                                     ---------------------------------        --------------------------
                                                         CASH      NON-CASH                     ESTIMATED      TOTAL
                                                     EXPENDITURES  CHARGES     TOTAL           FUTURE CASH    CHARGES
                                                     -----------   --------   --------        -------------   --------
Caremark Business Consolidation Plan:
  Personnel reduction costs ................           $ 11,300    $     --   $ 11,300         $     --       $ 11,300
  Facility reduction costs .................             10,391       3,900     14,291              306         14,597
                                                       --------    --------   --------         --------       --------
     Subtotal ..............................             21,691       3,900     25,591              306         25,897

Coram Restructure Plan:
  Personnel reduction costs ................              2,361          --      2,361              104          2,465
  Facility reduction costs .................              1,111          --      1,111              506          1,617
                                                       --------    --------   --------         --------       --------
     Subtotal ..............................              3,472          --      3,472              610          4,082
                                                       --------    --------   --------         --------       --------
Totals .....................................           $ 25,163    $  3,900   $ 29,063              916       $ 29,979
                                                       ========    ========   ========                        ========
       Restructuring costs subject to compromise .....................................             (468)
                                                                                               --------
       Accrued merger and restructuring costs per the condensed
          consolidated balance sheet..................................................         $    448
                                                                                               ========


    During the three months ended March 31, 2002, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

         Balance at December 31, 2001 ....................................   $ 583
         Activity during the three months ended March 31, 2002:
           Payments under the plans ......................................    (122)
           Early termination of a leased facility ........................     (13)
                                                                             -----
         Balance at March 31, 2002........................................   $ 448
                                                                             =====

    The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 60% through March 31, 2003, 23% through March 31, 2004, 11% through March 31, 2005 and 6% thereafter.

6.  DEBT OBLIGATIONS

    Debt obligations are as follows (in thousands):

                                                                                                           MARCH 31,   DECEMBER 31,
                                                                                                             2002         2001
                                                                                                           ---------   ------------
         Series A Senior Subordinated Unsecured Notes ..................................................   $  40,208    $  40,208
         Series B Senior Subordinated Unsecured Convertible Notes ......................................      92,084       92,084
         Accreditation note payable ....................................................................         169          185
         Other obligations, including capital leases, at interest rates ranging from 7.5% to 13.1% .....         152          155
                                                                                                           ---------    ---------
                                                                                                             132,613      132,632
         Less:  Debt obligations subject to compromise .................................................    (132,422)    (132,422)
         Less:  Current scheduled maturities ...........................................................         (60)         (60)
                                                                                                           ---------    ---------
                                                                                                           $     131    $     150
                                                                                                           =========    =========

    As a result of the Debtors' Chapter 11 Bankruptcy Court filings, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets in accordance with SOP 90-7. Under the United States Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the "Securities Exchange Agreement"), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the "Lenders") and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine LLC, an affiliate of Cerberus Partners, L.P. (the "DIP Agreement"). No borrowings were made under the DIP Agreement prior to its expiration on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors' voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors' ability to

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

    The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Chapter 11 proceedings if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Second Joint Plan (see Note
2), which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan of reorganization put forth by the Debtors' Chapter 11 trustee or any other interested party may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required.

    Accreditation Note Payable. In August 2001, CI entered into an agreement (the "ACHC Agreement") with the Accreditation Commission for Health Care, Inc. ("ACHC") whereby ACHC is to, among other things, provide national accreditation for Coram as deemed appropriate by ACHC. Under the terms of the ACHC Agreement, which commenced on the date that it was executed and expires in November 2004, Coram made an upfront payment and is obligated to make twelve equal non-interest bearing quarterly payments of approximately $17,000. The total payments to be made under the ACHC Agreement will aggregate approximately $0.3 million. In the event of breach or default by either of the parties, CI and/or ACHC may immediately terminate the ACHC Agreement if the breach or default is not cured within fifteen days of receipt of written notice from the non-breaching party.

    Debtor-In-Possession Financing Agreement. Effective August 30, 2000, and approved by the Bankruptcy Court on September 12, 2000, the Debtors entered into the DIP Agreement. The DIP Agreement provided that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. Maximum borrowings were generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined, and (ii) 95%. The DIP Agreement was secured by the capital stock of the Debtors' subsidiaries, as well as the accounts receivable and certain other assets held by the Debtors and their subsidiaries. No borrowings were ever made under DIP Agreement, which expired under its terms on August 31, 2001. To secure the DIP Agreement, the Debtors paid an origination fee of 1% of the total committed line of credit in 2000, plus commitment fees on the unused facility at the rate of 0.5% per annum, payable monthly in arrears, totaling $0.1 million for the three months ended March 31, 2001.

    Senior Credit Facility. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. Effective February 6, 2001, the Lenders and the company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"). Such letters of credit have a balance of approximately $0.9 million at March 31, 2002 and are fully secured by interest-bearing cash deposits of the company held by Wells Fargo. The letters of credit have maturity dates of February 2003.

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

    Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and related warrants to purchase up to 20% of the outstanding common stock of the company on a fully diluted basis in an exchange for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount of the Series A Notes and (ii) $87.9 million in principal amount of the Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the Board of Directors of CHC. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

    On December 28, 2000, the Bankruptcy Court approved the Debtors' request to exchange a sufficient amount of debt and related accrued interest for CI Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of Stark II. On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate contractual unpaid interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of the CI Preferred Stock (see Note 8 for further details regarding the preferred stock). Following the exchange, the Holders retained approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes was adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, were both modified to June 30, 2001. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("Statement 15"). In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax.

    On December 27, 2001, the Bankruptcy Court approved the Debtors' request to exchange an additional amount of debt and related contractual unpaid interest for CI Preferred Stock in an amount sufficient to maintain compliance with the Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was amended ("Amendment No. 5") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of the CI Preferred Stock. Following this second exchange, the Holders retain approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the Series A Notes' and Series B Notes' scheduled maturity date of June 30, 2001 have both been modified to June 30, 2002. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement 15. In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2001 of approximately $20.7 million.

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

    The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains customary covenants and events of default. Upon the Debtors' Chapter 11 bankruptcy filings, the company was in violation of certain covenants and conditions thereunder; however, such bankruptcy proceedings have stayed any remedial actions by either the Debtors or the Holders. Additionally, the company was not in compliance with other covenants relating to certain contractual relationships its wholly-owned Resource Network Subsidiaries had with certain parties that were contracted to provide services pursuant to the Aetna Master Agreement, effective May 1, 1998, and to other covenants relating to the capitalization of subsidiaries. The company received waivers from its lenders regarding such events of noncompliance. The voluntary filing of Chapter 11 bankruptcy petitions by the Resource Network Subsidiaries caused further defaults under the Securities Exchange Agreement; however, such defaults were waived by the Holders. In connection with these waivers and the waivers provided for certain matters of noncompliance under the Senior Credit Facility, the company and the Holders entered into a Securities Credit Agreement amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A Notes and the Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A Notes and the Series B Notes resumed on such date. However, due to the Debtors' Chapter 11 bankruptcy filings, no interest has been paid subsequent to August 8, 2000.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Notwithstanding the aforementioned default for non-payment of principal on the Series A Notes and the Series B Notes on June 30, 2001, subsequently cured by Amendment No. 5, management believes that at March 31, 2002 the company was in compliance with all covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

    The Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of pari passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the Debtors' ongoing bankruptcy proceedings. Pursuant to the troubled debt restructuring rules promulgated under Statement 15 and other accounting rules under SOP 90-7, no interest expense has been recognized in the company's condensed consolidated financial statements relative to the Series A Notes and the Series B Notes since December 29, 2000.

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

7.  INCOME TAXES

    During the three months ended March 31, 2002 and 2001, the company recorded income tax expense of approximately $40,000 and $50,000, respectively. The effective income tax rate for the three months ended March 31, 2002 is lower than the statutory rate because the company is able to utilize net operating loss carryforwards ("NOLs") which are fully reserved in the valuation allowance. The effective income tax rate for the three months ended March 31, 2001 is higher than the statutory rate because the company is not recognizing the potential deferred income tax benefits generated by the current period loss. As of March 31, 2002, deferred tax assets were net of a $148.8 million valuation allowance. Realization of deferred tax assets is dependent upon the company's ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the deferred tax assets is sufficiently uncertain at this time, the balances were fully offset by valuation allowances at both March 31, 2002 and December 31, 2001.

    Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, the charge for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and NOLs that may be deductible against future taxable income. As of March 31, 2002, the company had NOLs for federal income taxes of approximately $176.8 million, which are available to offset future federal taxable income and expire in varying amounts in the years 2002 through 2021. This NOL balance includes approximately $35.7 million generated prior to the creation of Coram through the merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. Such pre-merger NOL amounts are subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $176.8 million of NOLs is uncertain due to income tax rules related to the exchange of debt and related accrued interest for CI Preferred Stock in December 2000 (see Note 8).

    As a result of the issuance of CI Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000, income tax returns will be filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation will file its own separate income tax returns. The issuance of the preferred stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the Internal Revenue Code ("IRC"). The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings that resulted from the issuance of CI Preferred Stock in December 2000 and December 2001 are generally not subject to tax pursuant to the cancellation of debt provisions included in IRC Section 108.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

    Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company has tentatively reached a settlement agreement with the IRS Appeals office on the aforementioned issues. The settlement, if approved by the Joint Committee of Taxation and, if necessary, the Debtors' Chapter 11 trustee and the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest. In connection therewith, the accompanying condensed consolidated financial statements include long-term liability reserves for the proposed settlement, including approximately $0.4 million and $0.3 million of incremental interest expense recorded during the three months ended March 31, 2002 and 2001, respectively. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment plan with the IRS with respect to the proposed settlement amount or if the Joint Committee of Taxation, the Chapter 11 trustee or the Bankruptcy Court do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected.

8.  MINORITY INTERESTS

    The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2002            2001
                                                                       --------       ------------
         Series A Cumulative Preferred Stock of Coram, Inc.
             (hereafter referred to as the "CI Preferred Stock") ....   $5,618           $5,618

         Majority-owned companies ...................................      796              672
                                                                        ------           ------
         Total minority interests ...................................   $6,414           $6,290
                                                                        ======           ======

    On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI's Securities Exchange Agreement (collectively the "Holders") (see Note 6 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million. The shares of the CI Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of CI Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, net to approximately $5.5 million.

    On December 31, 2001, CI executed a second Exchange Agreement with the Holders (see Note 6 for further details) to exchange $21.0 million of the Series A Notes and approximately $1.9 million of contractual but unpaid interest on the Series A Notes for approximately 189.6 shares of the CI Preferred Stock, having a liquidation preference of approximately $22.9 million. Such shares of the CI Preferred Stock were issued to the Holders on a pro rata basis. Utilizing an updated independent valuation, it was determined that the aggregate issued and outstanding CI Preferred Stock, consisting of approximately 1,241.1 shares at December 31, 2001, had a fair value of approximately $1.9 million. Approximately $0.3 million of fair value was allocated to the shares issued in conjunction with the second Exchange Agreement. Net of certain legal and other closing costs, the cumulative minority interest attributable to the CI Preferred Stock at March 31, 2002 and December 31, 2001 is approximately $5.6 million.

    The authorized CI Preferred Stock consists of 10,000 shares, and the only shares issued and outstanding at March 31, 2002 are those issued to the Holders pursuant to the two aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors' plan of reorganization, dividends are to be paid in the form of additional shares of

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, dividends will be payable, at CI's election, in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate shall increase to 16% per annum until such time that the event of default is cured. All dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company's tax fiscal year end in connection with the preparation of the company's income tax returns) as are appropriate for transactions of this nature. In-kind dividends earned during the three-month periods ended March 31, 2002 and 2001, exclusive of any tax indemnities and gross-up provisions, aggregated approximately 45.5 shares and
34.3 shares and had a liquidation preferences of approximately $5.5 million and $4.1 million, respectively.

    The organizational documents and other agreements underlying the CI Preferred Stock include usual and customary affirmative and negative covenants for a security of this nature, including, but not limited to (i) providing timely access to certain financial and business information; (ii) authorization to communicate with the company's independent certified public accountants with respect to the financial condition and other affairs of the company; (iii) maintaining tax compliance; (iv) maintaining adequate insurance coverage; (v) adherence to limitations on transactions with affiliates; (vi) adherence to limitations on acquisitions or investments; (vii) adherence to limitations on the liquidation of assets or businesses; and (viii) adherence to limitations on entering into additional indebtedness.

    The organizational documents and other agreements underlying the CI Preferred Stock also include special provisions regarding the CI Preferred Stock's voting rights. These provisions include terms and conditions pertaining to certain triggering events whereby the CI Preferred Stock voting rights would become effective. Generally, such triggering events include notice of a meeting, distribution of a written consent in lieu of a meeting, or entry of an order of court compelling a meeting, of the stockholders or the Board of Directors of CI or CHC: (i) to approve appointment, removal or termination of any member of the Board of Directors of CI or CHC; or (ii) to approve any change in the rights of any person to do so. Triggering events related to a notice of a meeting or the distribution of a written consent of the stockholders or Board of Directors of CI cannot occur without a majority of the independent directors of CHC previously approving such meeting or written consent. Substantial consummation of a plan of reorganization will also constitute a triggering event.

    Subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the stockholders of CI. As of March 31, 2002, the Holders had contingent voting rights aggregating approximately 56.3% of CI's total voting power. As of such date, upon the occurrence of a triggering event, the Holders would have also had the right to appoint four of the seven directors to the Board of Directors of CI (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, the Holders have the right to appoint two directors to the Board of Directors of CI.

    However, on April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the "Waiver"), regardless of the number of shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of directors of CI. Alternatively, if the holders of the CI Preferred Stock elect no Board of Directors' representation, then each of the three Holders shall have the right to appoint an observer to the Board of Directors of CI. The Waiver can only be modified or amended with the written consent of the Debtors.

    The CI Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may be made in the form of cash payments only. As of May 17, 2002, the aggregate CI Preferred Stock liquidation preference was approximately $155.4 million.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

    Additionally, in February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors of CHC and Cerberus (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee's proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named Cerberus' principal and the company's other noteholders. On February 12, 2002, in connection with the authorization of the Chapter 11 trustee, the Bankruptcy Court again denied the renewed motion without prejudice.

    Management cannot predict whether any future objections of the Equity Committee will be forthcoming or if they might impact confirmation of any plan of reorganization proposed by the Chapter 11 trustee or any other interested party. Management also cannot predict if any other actions taken by the Equity Committee will have consequences adverse to the company.

    Resource Network Subsidiaries' Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary bankruptcy petition under Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code Bankruptcy Court, Case No. 99-2889 (MFW). The two proceedings were consolidated by stipulation of the parties and the case is pending under the docket of In Re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to these proceedings.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain proofs-of-claim in excess of $41 million against each of the Debtors' estates and the company maintains a claim of approximately the same amount against the Resource Network Subsidiaries' estate. Additionally, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed objections to confirmation of the Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors' bankruptcy proceedings to pursue their claims against the Debtors. Through May 17, 2002, the Bankruptcy Court has not granted any relief from the automatic stay provisions of the Bankruptcy Code in favor of the Resource Network Subsidiaries' estates.

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

    TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.2 million as of December 31, 2001, using the contractual rate of 18%, has not been recorded in the company's condensed consolidated financial statements because TBOB's claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

    Internal Revenue Service Negotiations. CHC and the Internal Revenue Service have been negotiating over a notice of deficiency issued by the Internal Revenue Service. See Note 7 for further details.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     Alan Furst et. al. v. Stephen Feinberg, et. al. A complaint was filed in the United States District Court for the District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A second Amended Class Action Complaint (the "Second Amended Complaint") was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company's Chief Executive Officer and a former member of the Board of Directors of CHC, and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co. as defendants. The plaintiffs allege that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. The plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the "Third Amended Complaint") was filed naming the same defendants as the Second Amended Complaint. The plaintiffs' allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of Coram. The defendants filed motions to dismiss the Third Amended Complaint, as they believe the claims are inadequately pleaded and meritless and, in connection therewith, on May 6, 2002 the judge dismissed the plaintiffs' claims in this case with prejudice. On May 13, 2002 the plaintiffs filed a Notice of Appeal in this matter with the United States Court of Appeals for the Third Circuit. The company has notified its insurance carrier of the lawsuit and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are vigorously contesting the allegations. The company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier.

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

    PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgement with regard to a portion of Caremark's claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial is scheduled to commence in December 2002. There can be no assurance of any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

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

    In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note
6), at December 31, 2001 the company's stockholders' equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2002. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2001, management's ability to maintain an appropriate level of stockholders' equity at December 31, 2002, for compliance as of January 1, 2003, cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances upon the referring physician. Some of such penalties can be imposed regardless of whether the company intended to violate the law.

    Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with such government-sponsored benefit programs comprise approximately 25% of the company's consolidated net revenue for the three months ended March 31, 2002, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration, but such waiver request was denied.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



10. DEBTOR/NON-DEBTOR CONDENSED FINANCIAL STATEMENTS

    The following Condensed Consolidating Financial Statements are presented in accordance with SOP 90-7 (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)


                                                                          DEBTORS    NON-DEBTORS    ELIMINATIONS     CONSOLIDATED
                                                                         ---------   ------------   -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................  $  16,002   $        707   $          --    $     16,709
  Cash limited as to use ..............................................        182            169              --             351
  Accounts receivable, net ............................................         --         96,296              --          96,296
  Inventories .........................................................         --         12,093              --          12,093
  Deferred income taxes, net ..........................................         --            221              --             221
  Other current assets ................................................      2,861          1,176              --           4,037
                                                                         ---------   ------------   -------------    ------------
  Total current assets ................................................     19,045        110,662              --         129,707
Property and equipment, net ...........................................      4,146          9,944              --          14,090
Deferred income taxes, net ............................................         --            868              --             868
Other deferred costs and intangible assets, net .......................        248          5,405              --           5,653
Goodwill, net .........................................................         --        180,871              --         180,871
Investments in and advances to wholly-owned subsidiaries, net .........    236,087             --        (236,087)             --
Other assets ..........................................................      3,359          1,627              --           4,986
                                                                         ---------   ------------   -------------    ------------
  Total assets ........................................................  $ 262,885   $    309,377   $    (236,087)   $    336,175
                                                                         =========   ============   =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
  Accounts payable ....................................................  $  10,589   $     14,370   $          --    $     24,959
  Accrued compensation and related liabilities ........................     16,782          5,966              --          22,748
  Current maturities of long-term debt ................................         51              9              --              60
  Income taxes payable ................................................         39            319              --             358
  Deferred income taxes ...............................................         --            654              --             654
  Accrued merger and restructuring costs ..............................        376             72              --             448
  Accrued reorganization costs ........................................      8,181             --              --           8,181
  Other accrued liabilities, including interest payable ...............      2,448          4,080            (250)          6,278
                                                                         ---------   ------------   -------------    ------------
Total current liabilities not subject to compromise ...................     38,466         25,470            (250)         63,686
Total current liabilities subject to compromise .......................    139,044             --              --         139,044
                                                                         ---------   ------------   -------------    ------------
Total current liabilities .............................................    177,510         25,470            (250)        202,730
  Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities ............................        118             13              --             131
   Minority interests in consolidated joint ventures and preferred
      stock issued by a subsidiary ....................................      5,618            796              --           6,414
   Income taxes payable ...............................................         --         18,142              --          18,142
   Other liabilities ..................................................         --          1,901              --           1,901
   Deferred income taxes ..............................................         --            435              --             435
   Net liabilities of discontinued operations .........................         --         26,533             250          26,783
                                                                         ---------   ------------   -------------    ------------
     Total liabilities ................................................    183,246         73,290              --         256,536
   Net assets, including amounts due to Debtors .......................         --        236,087        (236,087)             --
   Total stockholders' equity .........................................     79,639             --              --          79,639
                                                                         ---------   ------------   -------------    ------------
     Total liabilities and stockholders' equity .......................  $ 262,885   $    309,377   $    (236,087)   $    336,175
                                                                         =========   ============   =============    ============

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001



                                                                           DEBTORS      NON-DEBTORS    ELIMINATIONS    CONSOLIDATED
                                                                          ---------     -----------    ------------    ------------
    ASSETS
    Current assets:
      Cash and cash equivalents ........................................  $  20,796      $     543      $      --       $  21,339
      Cash limited as to use ...........................................        185             84             --             269
      Accounts receivable, net .........................................         --         88,567             --          88,567
      Inventories ......................................................         --         13,557             --          13,557
      Deferred income taxes, net .......................................         --            178             --             178
      Other current assets .............................................      2,990          1,833             --           4,823
                                                                          ---------      ---------      ---------       ---------
        Total current assets ...........................................     23,971        104,762             --         128,733
    Property and equipment, net ........................................      3,639         11,391             --          15,030
    Deferred income taxes, net .........................................         --            719             --             719
    Other deferred costs and intangible assets, net ....................        271          5,999             --           6,270
    Goodwill, net ......................................................         --        180,871             --         180,871
    Investments in and advances to wholly-owned subsidiaries, net ......    231,642             --       (231,642)             --
    Other assets .......................................................      3,559          1,284             --           4,843
                                                                          ---------      ---------      ---------       ---------
        Total assets ...................................................  $ 263,082      $ 305,026      $(231,642)      $ 336,466
                                                                          =========      =========      =========       =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities not subject to compromise:
      Accounts payable .................................................  $  11,642      $  12,500      $      --       $  24,142
      Accrued compensation and related liabilities .....................     17,926          8,423             --          26,349
      Current maturities of long-term debt .............................         51              9             --              60
      Income taxes payable .............................................          1            315             --             316
      Deferred income taxes ............................................         --            462             --             462
      Accrued merger and restructuring costs ...........................        435            148             --             583
      Accrued reorganization costs .....................................      7,742             --             --           7,742
      Other accrued liabilities, including interest payable ............      2,299          4,187           (250)          6,236
                                                                          ---------      ---------      ---------       ---------
      Total current liabilities not subject to compromise ..............     40,096         26,044           (250)         65,890
    Total current liabilities subject to compromise ....................    139,044             --             --         139,044
                                                                          ---------      ---------      ---------       ---------
    Total current liabilities ..........................................    179,140         26,044           (250)        204,934
    Long-term liabilities not subject to compromise:
      Long-term debt, less current maturities ..........................        135             15             --             150
      Minority interests in consolidated joint ventures and preferred
          stock issued by a subsidiary .................................      5,618            672             --           6,290
      Income taxes payable .............................................         --         17,784             --          17,784
      Other liabilities ................................................         --          1,901             --           1,901
      Deferred income taxes ............................................         --            435             --             435
      Net liabilities of discontinued operations .......................         --         26,533            250          26,783
                                                                          ---------      ---------      ---------       ---------
       Total liabilities ...............................................    184,893         73,384             --         258,277
    Net assets, including amounts due to Debtors .......................         --        231,642       (231,642)             --
    Total stockholders' equity .........................................     78,189             --             --          78,189
                                                                          ---------      ---------      ---------       ---------
       Total liabilities and stockholders' equity ......................  $ 263,082      $ 305,026      $(231,642)      $ 336,466
                                                                          =========      =========      =========       =========

                          CORAM HEALTHCARE CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS-(CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                                        DEBTORS    NON-DEBTORS   ELIMINATIONS  CONSOLIDATED
                                                                       ---------   -----------   ------------  ------------
Net revenue ........................................................   $      --    $ 101,982      $      --    $ 101,982
Cost of service ....................................................          --       74,301             --       74,301
                                                                       ---------    ---------      ---------    ---------
Gross profit .......................................................          --       27,681             --       27,681
Operating expenses:
 Selling, general and administrative expenses ......................       4,238       16,782             --       21,020
 Provision for estimated uncollectible accounts ....................          --        3,118             --        3,118
 Restructuring cost recovery .......................................          --          (13)            --          (13)
                                                                       ---------    ---------      ---------    ---------
  Total operating expenses .........................................       4,238       19,887             --       24,125
                                                                       ---------    ---------      ---------    ---------

Operating income (loss) from continuing operations .................      (4,238)       7,794             --        3,556
Other income (expense):
 Interest income ...................................................          62           23             --           85
 Interest expense ..................................................          (8)        (357)            --         (365)
 Gain on sale of business ..........................................          --           46             --           46
 Equity in net income of wholly-owned subsidiaries .................       7,644           --         (7,644)          --
 Equity in net income of unconsolidated joint ventures .............          --          387             --          387
 Other income, net .................................................          --           12             --           12
                                                                       ---------    ---------      ---------    ---------
Income from continuing operations before reorganization
    expenses, income taxes and minority interests ..................       3,460        7,905         (7,644)       3,721
Reorganization expenses, net .......................................       2,010           --             --        2,010
                                                                       ---------    ---------      ---------    ---------
Income from continuing operations before income taxes and
    minority interests .............................................       1,450        7,905         (7,644)       1,711
Income tax expense .................................................          --           38             --           38
Minority interests in net income of consolidated joint ventures ....          --          223             --          223
                                                                       ---------    ---------      ---------    ---------
Net income .........................................................   $   1,450    $   7,644      $  (7,644)   $   1,450
                                                                       =========    =========      =========    =========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                        DEBTORS    NON-DEBTORS   ELIMINATIONS  CONSOLIDATED
                                                                       ---------   -----------   ------------  ------------
Net revenue ........................................................   $      --    $  94,746    $      --      $  94,746
Cost of service ....................................................          --       69,498           --         69,498
                                                                       ---------    ---------    ---------      ---------
Gross profit .......................................................          --       25,248           --         25,248
Operating expenses:
 Selling, general and administrative expenses ......................       4,199       16,477           --         20,676
 Provision for estimated uncollectible accounts ....................          --        2,904           --          2,904
 Amortization of goodwill ..........................................          --        2,424           --          2,424
 Restructuring cost recovery .......................................          --         (562)          --           (562)
                                                                       ---------    ---------    ---------      ---------
  Total operating expenses .........................................       4,199       21,243           --         25,442
                                                                       ---------    ---------    ---------      ---------

Operating income (loss) from continuing operations .................      (4,199)       4,005           --           (194)
Other income (expense):
 Interest income ...................................................         446           12           --            458
 Interest expense ..................................................        (247)        (338)          --           (585)
 Equity in net income of wholly-owned subsidiaries .................       3,604           --       (3,604)            --
 Equity in net income of unconsolidated joint ventures .............          --          174           --            174
 Other income, net .................................................           1           --           --              1
                                                                       ---------    ---------    ---------      ---------
Income (loss) from continuing operations before reorganization
   expenses, income taxes and minority interests ...................        (395)       3,853       (3,604)          (146)
Reorganization expenses, net .......................................       2,820           --           --          2,820
                                                                       ---------    ---------    ---------      ---------
Income (loss) from continuing operations before income taxes and
   minority interests ..............................................      (3,215)       3,853       (3,604)        (2,966)
Income tax expense .................................................          --           50           --             50
Minority interests in net income of consolidated joint ventures ....          --          199           --            199
                                                                       ---------    ---------    ---------      ---------
Net income (loss) ..................................................   $  (3,215)   $   3,604    $  (3,604)     $  (3,215)
                                                                       =========    =========    =========      =========

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)



                                                                        DEBTORS    NON-DEBTORS  CONSOLIDATED
                                                                       ---------   -----------  ------------
   Net cash provided by (used in) continuing operations before
       reorganization items ........................................   $  (5,047)   $   3,839    $  (1,208)
   Net cash used by reorganization items ...........................      (2,380)          --       (2,380)
                                                                       ---------    ---------    ---------
   Net cash provided by (used in) continuing operations (net
       of reorganization items) ....................................      (7,427)       3,839       (3,588)
                                                                       ---------    ---------    ---------
   Cash flows from investing activities:
    Purchases of property and equipment ............................        (749)        (376)      (1,125)
    Cash advances from wholly-owned subsidiaries ...................       3,199       (3,199)          --
                                                                       ---------    ---------    ---------
   Net cash provided by (used in) investing activities .............       2,450       (3,575)      (1,125)
                                                                       ---------    ---------    ---------
   Cash flows from financing activities:
    Principal payments of debt obligations .........................         (17)          (2)         (19)
    Refund of deposits to collateralize letters of credit ..........         200           --          200
    Cash distributions to minority interests .......................          --          (98)         (98)
                                                                       ---------    ---------    ---------
   Net cash provided by (used in) financing activities .............         183         (100)          83
                                                                       ---------    ---------    ---------
   Net increase (decrease) in cash from continuing operations ......   $  (4,794)   $     164    $  (4,630)
                                                                       =========    =========    =========



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)



                                                                        DEBTORS    NON-DEBTORS  CONSOLIDATED
                                                                       ---------   -----------  ------------
   Net cash provided by (used in) continuing operations before
       reorganization items ........................................   $  (2,017)   $   4,702    $   2,685
   Net cash used by reorganization items ...........................      (1,815)          --       (1,815)
                                                                       ---------    ---------    ---------
   Net cash provided by (used in) continuing operations (net
       of reorganization items) ....................................      (3,832)       4,702          870
                                                                       ---------    ---------    ---------
   Cash flows from investing activities:
    Purchases of property and equipment ............................          --         (798)        (798)
    Cash advances from wholly-owned subsidiaries ...................       3,654       (3,654)          --
    Proceeds from dispositions of property and equipment ...........           6           17           23
                                                                       ---------    ---------    ---------
   Net cash provided by (used in) investing activities .............       3,660       (4,435)        (775)
                                                                       ---------    ---------    ---------
   Cash flows from financing activities:
    Principal payments of debt obligations .........................          --          (62)         (62)
    Payments to collateralize letters of credit, net ...............      (2,095)          --       (2,095)
    Cash distributions paid to minority interests ..................          --          (96)         (96)
                                                                       ---------    ---------    ---------
   Net cash used in financing activities ...........................      (2,095)        (158)      (2,253)
                                                                       ---------    ---------    ---------
   Net increase (decrease) in cash from continuing operations ......   $  (2,267)   $     109    $  (2,158)
                                                                       =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that are based on the beliefs of, assumptions made by, and information currently available to, the management of Coram. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of bankruptcy proceedings of CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI") (CHC and CI are henceforth collectively referred to as the "Debtors") and certain other factors, which are described in greater detail in Coram's Annual Report on Form 10-K for the year ended December 31, 2001 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan of reorganization filed in the Chapter 11 bankruptcy proceedings could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 2 to the company's condensed consolidated financial statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

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

    BACKGROUND

    During 2001 and 2002, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials.

    Coram's wholly-owned subsidiaries, Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net") are being liquidated through proceedings that are currently pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. in such court. All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business. See Note 3 to the company's condensed consolidated financial statements.

    REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

(I) BACKGROUND AND CERTAIN IMPORTANT BANKRUPTCY COURT ACTIVITY

    On August 8, 2000, the Debtors filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Following the filing of the voluntary Chapter 11 petitions, the Debtors commenced operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the proceeding. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of Stark II after December 31, 2000 and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors of CHC unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

    On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 to the company's condensed consolidated financial statements for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations. Additionally, in January 2002, the Bankruptcy Court approved a motion to extend the period of time in which the Debtors can reject unexpired leases of non-residential real property up to and including May 2, 2002. On May 1, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to extend the period through August 27, 2002 (such real property motion is currently pending before the Bankruptcy Court).

    In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company's Chief Executive Officer and Executive Vice President and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's Chief Executive Officer because such payments are disputed by the Official Committee of the Equity Security Holders (the "Equity Committee"). The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court has postponed its rulings on the Debtors' motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer's retention amounts. The company has fully accrued the remaining amounts under the first and second installments of the retention plans as of March 31, 2002.

    On September 7, 2001, the Bankruptcy Court approved payments of up to $2.7 million for management incentive plan compensation bonuses (the "MIP") related to the year ended December 31, 2000 for all individuals participating in the MIP, except for the company's Chief Executive Officer. In connection therewith, payments were made to those individuals in September 2001.

    On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "2001 Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the 2001 Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%.

    On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of an agreement to provide the authority for a non-debtor subsidiary of the company to sell a durable medical equipment business located in New Orleans, Louisiana to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement. The sale of such business equipment was finalized in January 2002.

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

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Debtors' Chapter 11 proceedings seeking, among other things, to have the two separate bankruptcy proceedings substantively consolidated into one proceeding. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. See Note 9 to the company's condensed consolidated financial statements for further details. Additionally, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions to lift the automatic bankruptcy stay to pursue claims against the Debtors and certain of their operating subsidiaries. Through May 17, 2002, the Bankruptcy Court has not granted any relief of the automatic stay provisions of the Bankruptcy Code in favor of the R-Net estates. See Note 9 to the company's condensed consolidated financial statements for further details.

(II)  THE DEBTORS' FIRST JOINT PLAN OF REORGANIZATION AND RELATED ACTIVITIES

    On the same day that the Chapter 11 cases were filed, the Debtors filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would have been dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that are not receiving any distribution, which were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Restated Joint Plan was not approved by the Bankruptcy Court.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 6 and 8 to the company's condensed consolidated financial statements for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Preferred Stock." The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption for the year ended December 31, 2001. See Note 9 to the company's condensed consolidated financial statements for further discussion regarding Stark II.

(III)  THE SECOND JOINT PLAN OF REORGANIZATION AND RELATED ACTIVITIES

    On or about February 6, 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the Board of Directors of CHC and Cerberus Partners, L.P. (a party to the company's debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion was denied without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisor to the Independent Committee of the Board of Directors of CHC (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee respecting an appropriate course of action calculated to bring the Debtors' bankruptcy proceedings to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

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

         o    cancellation of the issued and outstanding CI Preferred Stock; and

         o a $7.5 million reduction in certain performance bonuses payable to the company's Chief Executive Officer.

    Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

    In order to become effective, the Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and final approval of the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries' bankruptcy proceedings filed motions protesting and objecting to the Second Joint Plan. Notwithstanding the aforementioned protests and objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

    On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization before the Bankruptcy Court to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusive period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001).

    The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. The Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, if certain conditions of the Bankruptcy Code are satisfied. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan.

    In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of the CI Preferred Stock (see Notes 6 and 8 to the company's condensed consolidated financial statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. As a result, the company is covered by the public company exemption through the year ending December 31, 2002. See Note 9 to the company's condensed consolidated financial statements for further discussion regarding Stark II.

(IV) APPOINTMENT OF CHAPTER 11 TRUSTEE AND BANKRUPTCY-RELATED ACTIVITIES SUBSEQUENT TO DECEMBER 31, 2001

     On December 28, 2001, the Debtors filed a Notice of Appeal in the United States District Court for the District of Delaware (the "District Court") appealing the December 21, 2001 Bankruptcy Court decision denying confirmation of the Second Joint Plan and, on February 6, 2002, the Debtors perfected their appeal. On February 25, 2002, the Equity Committee filed a Motion to Strike Appeal with the District Court wherein it was requested that the District Court dismiss the Debtors' appeal on the grounds that certain of the Debtors' required briefs were filed after the statutory deadline. On March 7, 2002, the Debtors filed an Opposition to Motion to Strike Appeal whereby the Debtors asserted, among other things, that the required briefs were filed on a timely basis. A stipulation agreement extending certain procedural dates was entered into between the Equity Committee and the Chapter 11 trustee on March 22, 2002 whereby the Debtors were to have filed their opening briefs on or before April 25, 2002. The Debtors have not yet filed such briefs, but management continues to evaluate the merits of pursuing this appeal. Management of the company cannot predict what impact the Equity Committee or other interested parties will have on the Debtors' pending appeal in the District Court.

    On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied without prejudice a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against the company's chief executive officer, the Board of Directors of CHC, Cerberus Partners, L.P. ("Cerberus"), a Cerberus principal and the company's other noteholders. Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders' meeting and
(ii) to modify certain aspects of CI's corporate governance structure.

    On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court granted the motion to the extent that it extended exclusivity to January 2, 2002. Thereafter, the Debtors' exclusivity period terminated.

    On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee is obligated to investigate the debtors' operations, financial condition and any other matters relevant to the formulation of a plan of reorganization. The Bankruptcy Code also provides that a Chapter 11 trustee must either file a plan of reorganization as soon as practicable or an explanation as to why he/she is unable to file a plan of reorganization. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code.

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

    After a Chapter 11 trustee is appointed, a debtor's board of directors does not retain any management powers. While Mr. Adams has assumed board of directors management rights and responsibilities, he is doing so without any other changes to the company's management or organizational structure through May 17, 2002.

    Since the appointment of the Chapter 11 trustee on March 7, 2002, no amounts have been paid to professionals in connection with the bankruptcy proceedings.

    On May 9, 2002, pursuant to a motion previously approved by the Bankruptcy Court, CHC entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2002 Financing Agreement") to finance the payment of premiums under certain insurance policies. Under the terms of the 2002 Financing Agreement, CHC made down payments of approximately $1.5 million. The amount financed is approximately $2.7 million and is secured by the unearned premiums and any loss payments under the insurance policies covered by the 2002 Financing Agreement. The amount financed is being paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%, commencing on May 15, 2002. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if CHC does not make the monthly payments called for by the 2002 Financing Agreement.

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

    The holders of the CI Preferred Stock continue to maintain a claim position within the Debtors' bankruptcy proceedings in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchanges, the aforementioned holders' priority in the Debtors' bankruptcy proceedings will be no less than it was immediately prior to said exchanges.

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

    CRITICAL ACCOUNTING POLICIES

    The company's condensed consolidated financial statements include the accounts of CHC, its subsidiaries and its joint ventures which are considered to be under the control of CHC, including those of CHC's direct subsidiary CI. CI is a party to the bankruptcy proceedings that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

    The company's management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical policies in relation to the company's condensed consolidated financial statements, as well as, those that most require management's judgment. Refer to "Critical Accounting Policies" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Coram's Annual Report on Form 10-K for the year ended December 31, 2001 for a description of these critical accounting policies. Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairment of goodwill and other long-lived assets. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving its enterprise-wide information systems.

    Goodwill and Other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The company adopted Statement 142 on January 1, 2002.

    Through December 31, 2001, the company had recorded accumulated goodwill amortization of $97.6 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $9.7 million for the year ending December 31, 2002. For the three months ended March 31, 2001, the company recognized goodwill amortization expense of approximately $2.4 million, with no comparable expense for the three months ended March 31, 2002.

    Coram's management plans to test goodwill for impairment using the two-step process described in Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Management expects to perform the first of the required goodwill impairment tests as of January 1, 2002 in the second quarter of 2002. Management has not yet determined what the effect of these tests will be on the results of operations and financial position of the company. Any impairment charge resulting from these transitional impairment tests would be reflected as a cumulative effect of a change in an accounting principle in a restated first quarter 2002. Accordingly, the results of operations and financial position of the company for the first quarter of 2002 reported in the condensed consolidated financial statements could be restated.

    The impairment tests described above require that the company obtain a fair value estimate of the applicable reporting unit, and possibly fair value estimates of such reporting unit's assets and liabilities in order to measure any potential impairment. Management plans to rely primarily on outside valuation services in order to obtain fair value estimates of significant reporting segments, assets and liabilities. Certain less significant assets and liabilities may be valued based on management's estimates of fair value, using market comparables, quoted values and discounted cash flows models or other appropriate methods applied on a consistent basis from period to period. Estimating fair value, always a subjective process, is complicated by the uncertainty surrounding the ultimate amount and settlement terms of the Debtors' liabilities subject to compromise in connection with the Debtors' Chapter 11 bankruptcy proceedings. Refer to "Bankruptcy Proceedings" under "Liquidity and Capital Resources" below for further details.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions as far as they relate to the disposal of a segment of a business. The company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the company's results of operations or financial position.

    Capitalized Software Development Costs. Costs related to software developed and obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use ("SOP 98-1"). Amortization is computed using the straight-line method over estimated useful lives generally ranging from one to five years. For the three months ended March 31, 2002, software development costs totaling $0.4 million have been capitalized in accordance with SOP 98-1.

RESULTS OF OPERATIONS

    As discussed in Note 3 to the company's condensed consolidated financial statements, the company considers R-Net's operating results as part of discontinued operations; however, for the three months ended March 31, 2002 and 2001, the Resource Network Subsidiaries had no operations.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

    Net Revenue. Net revenue increased $7.3 million or 7.7% to $102.0 million in the three months ended March 31, 2002 from $94.7 million in the three months ended March 31, 2001. The increase is primarily due to revenue increases in the company's core infusion therapies, including a combined $7.4 million increase in net revenue from coagulant and blood clotting, intravenous immunoglobulin and anti-infective therapies. Such revenue increases were offset by adverse changes in the average wholesale prices ("AWP") for certain anti-infective drugs, as discussed further below.

    Effective July 1, 2001, the AWPs for a certain brand of the antibiotic drug Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $1.9 million or 52.8% to $1.7 million in the three months ended March 31, 2002 from $3.6 million in the three months ended March 31, 2001. The net revenue reduction included an unfavorable pricing variance of $3.1 million related to the adverse AWP changes, which was offset by an increase in volume.

    Gross Profit. Gross profit increased $2.5 million to $27.7 million or a gross margin of 27.2% in the three months ended March 31, 2002 from $25.2 million or a gross margin of 26.6% in the three months ended March 31, 2001. The gross margin percentage increase is primarily due to a more favorable product/therapy mix, as well as, a $0.3 million decrease in clinical expenses. However, during the three months ended March 31, 2002, there was an offsetting decrease in gross margin percentage due to reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company's operations. Also, the gross margin percentage in the three months ended March 31, 2002, when compared to the three months ended March 31, 2001, was adversely affected by the larger proportion of coagulant and blood clotting therapies in the company's therapy mix. Coagulant and blood clotting therapies generally have a higher product cost, as a percentage of net revenue, than the company's other core therapies.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $0.3 million or 1.4% to $21.0 million in the three months ended March 31, 2002 from $20.7 million in the three months ended March 31, 2001. This increase reflects compensation and consulting expenses incurred in the course of improving the company's company-wide information systems. Such expenses totaled $0.7 million in the three months ended March 31, 2002 and $0.2 million during the three months ended March 31, 2001. The company also incurred an incremental $0.8 million to enhance its sales force in the three months ended March 31, 2002 compared to the corresponding 2001 period. The aforementioned expense increases were partially offset by a $1.0 million decrease in expenses related to management incentive compensation.

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

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $3.1 million or 3.1% of net revenue in the three months ended March 31, 2002, compared to $2.9 million or 3.1% of net revenue in the three months ended March 31, 2001. For the year ended December 31, 2001, the provision for estimated uncollectible accounts was $17.5 million or 4.4% of net revenue. The higher full-year 2001 provision for estimated uncollectible accounts as a percentage of net revenue reflected a deterioration in cash collections and accounts receivable related to the consolidation of several of the company's infusion business Patient Financial Service Centers (reimbursement sites), as well as, poor cash collections in the company's durable medical equipment operations and corresponding higher write-offs. Refer to "Results of Operations - Year Ended December 31, 2001 Compared to Year Ended December 31, 2000" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Coram's Annual Report on Form 10-K for the year ended December 31, 2001. Beginning in the second half of 2001 and continuing into 2002, Coram's management put in place action plans aimed at enhancing timely reimbursements by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement personnel and concentration of the company's expertise and managerial resources into the most affected reimbursement locations. The lower provision for estimated uncollectible accounts as a percentage of net revenue for the three months ended March 31, 2002 as compared to the percentage for the year ended December 31, 2001 reflects management's best estimate of bad debt expense for the year ending December 31, 2002. However, there can be no assurances that the factors which adversely affected the company's bad debt expense during 2001 will not continue to adversely impact the company in the future.

    Interest Income. Interest income decreased $0.4 million to $0.1 million in the three months ended March 31, 2002 from $0.5 million in the three months ended March 31, 2001, principally reflecting lower average cash balances and lower available returns on overnight cash investments.

    Interest Expense. Interest expense decreased $0.2 million to $0.4 million in the three months ended March 31, 2002 from $0.6 million in the three months ended March 31, 2001. Both periods primarily reflect the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 7 to the company's condensed consolidated financial statements. Both periods also reflect the non-recognition of interest expense related to the Series A Notes and the Series B Notes subsequent to the execution of exchange agreements on December 29, 2000 and December 31, 2001, which qualified as troubled debt restructurings (see Notes 6 and 8 to the company's condensed consolidated financial statements).

    Other Income, Net. In the three months ended March 31, 2002, the company recognized $0.4 million in other income, net, compared to $0.2 million in the three months ended March 31, 2001. This increase primarily reflects higher equity in net income of unconsolidated joint ventures in the 2002 period. Additionally, in January 2002, the company finalized the sale of a durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain (see Note 2 to the company's condensed consolidated financial statements).

    Reorganization Expenses, Net. In the three months ended March 31, 2002, the company recognized $2.0 million in net reorganization expenses related to the Debtors' Chapter 11 bankruptcy proceedings, compared to $2.8 million during the three months ended March 31, 2001. These expenses include, but are not limited to, professional fees, expenses related to employee retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The higher expenses in the 2001 period included $0.7 million accrued by the Debtors under employee retention plans, whereas no comparable expense was incurred in the three months ended March 31, 2002. See Note 2 to the company's condensed consolidated financial statements for further details.

    Income Tax Expense. See Note 7 to the company's condensed consolidated financial statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    Bankruptcy Proceedings. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000. Following the filing of the voluntary Chapter 11 petitions, the Debtors commenced operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the proceeding. Although the filing of the Chapter 11 cases constitutes defaults under the company's principal debt instruments,
Section 362 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and applicable rules. See Note 2 to the company's condensed consolidated financial statements for further details.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at March 31, 2002 and December 31, 2001 due to the Debtors' Chapter 11 cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

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

    The Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility and the Securities Exchange Agreement), as of August 30, 2000 (the "DIP Agreement"). The DIP Agreement provided that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP Agreement. The DIP Agreement expired by its terms on August 31, 2001 with the company making no draw-downs thereunder through the term of the financing. See Note 6 to the company's condensed consolidated financial statements for further details.

    In connection with the termination of the Senior Credit Facility and pursuant to an order of the Bankruptcy Court, in February 2001, the company established irrevocable letters of credit aggregating $2.1 million through Wells Fargo Bank Minnesota, NA ("Wells Fargo"). Such letters of credit have been reduced to approximately $0.9 million at March 31, 2002 and are fully secured by interest-bearing cash deposits of the company held by Wells Fargo. These letters of credit have maturity dates of February 2003. Due to certain hemophilia and intravenous immunoglobulin product shortages and the pendency of the Debtors' bankruptcy proceedings, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients' medical needs.

    General. The company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan of reorganization filed in the Chapter 11 bankruptcy proceedings could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization (see Note 2 of the company's condensed consolidated financial statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

    Coram used cash on hand to fund its reorganization activities, working capital requirements and operations for the three months ended March 31, 2002. Working capital at March 31, 2002 was a deficit of $73.0 million compared to a working capital deficit of $76.2 million at December 31, 2001, a reduction in the working capital deficit of $3.2 million. This change in working capital is primarily due to: (i) an increase in net accounts receivable of $7.7 million,
(ii) a $4.6 million decrease in cash and cash equivalents, (iii) a $1.5 million decrease in inventories, (iv) a $3.6 million decrease in accrued compensation and related liabilities and (v) a $1.3 million increase in accounts payable and accrued reorganization costs.

    Cash used in investing activities for the three months ended March 31, 2002 was $1.1 million. Of that amount, $0.6 million related to capital expenditures to upgrade Coram's company-wide information systems, with the balance reflecting purchases of property and equipment in the normal course of business.

     Management believes that the net costs for the Debtors' reorganization and bankruptcy proceedings will result in significant use of cash for the remainder of the year ending December 31, 2002. These costs principally consist of professional fees and expenses and employee retention payments. Subsequent to the appointment of the Chapter 11 trustee on March 7, 2002, no amounts have been paid to professionals in connection with the bankruptcy proceedings. However, management believes that such costs, when authorized for payment, will primarily be funded through available cash balances and cash provided by operations.

    Management cannot predict whether any future objections of the Official Committee of the Equity Security Holders or other interested parties in the Debtors' bankruptcy proceedings will be forthcoming. Outcomes unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 2 and 9 to the company's condensed consolidated financial statements.

    The company sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally sales in the company's core infusion therapies, cash collections and earnings before interest expense, taxes, reorganization expenses, restructuring costs, depreciation and amortization), as well as, individual performance targets and objectives. On March 20, 2001, the Compensation Committee of the Board of Directors of CHC approved an overall award of approximately $13.6 million for the year ended December 31, 2000 for those individuals participating in the MIP. On September 10, 2001, the Bankruptcy Court approved payment of up to approximately $2.7 million for the 2000 MIP to all individuals participating in the MIP, except for the amounts due to Daniel D. Crowley, the company's Chief Executive Officer. In connection therewith, such payments to those individuals were made in September 2001. Related to the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2 to the company's condensed consolidated financial statements, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which were accrued at March 31, 2002 in the company's condensed consolidated financial statements, will be proposed in a new plan of reorganization submitted by the Chapter 11 trustee or any other interested party. For the three months ended March 31, 2001 and the year ended December 31, 2001 the company recorded MIP expense of $0.9 million and $2.9 million, respectively. For the three months ended March 31, 2002, the company did not record any MIP expense. Payment of the remaining 2000 MIP amount, the entire 2001 MIP amount and any additional MIP amount that may accrue to individuals participating in the MIP in 2002 is subject to approval by the Debtors' Chapter 11 trustee and, if necessary, the Bankruptcy Court. If approved, the company intends to fund such payments with available cash balances and cash provided by operations.

    In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers ("D&O"), General and Professional Liability ("GLPL") and certain other risk management insurance policies. In connection therewith, in 2001 the Bankruptcy Court approved a motion made by the Debtors to enter into insurance premium financing agreements to finance certain GLPL premiums. Effective May 9, 2002, management negotiated the company's second insurance premium financing agreement related to certain 2002 GLPL premiums; however, no assurances can be given that the Debtors will be able to negotiate such new financing arrangements in the future. Additionally, no assurances can be given that the Debtors will be able to obtain and/or maintain adequate D&O and GLPL insurance coverage beyond the expiration of the current policies, which generally terminate in early 2003. In the event that the Debtors are unable to obtain and/or maintain such insurance at a price that will be economically viable, there could be a material adverse effect on the company's operations.

    The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be a part of R-Net's bankruptcy estate. While management does not expect that such amounts, if any, will be material to the financial condition or cash flows of the company, no assurances can be given as to an estimate of the company's aggregate future expenditures related to the Resource Network Subsidiaries' bankruptcy. See Notes 2, 3 and 9 to the company's condensed consolidated financial statements for further details.

    In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed an adversary complaint in the Bankruptcy Court against the Debtors, several non-debtor subsidiaries and certain current and former directors and officers of the company seeking damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' proofs-of-claim against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believes that the complaint constitutes an attempt to circumvent the automatic stay protecting the estates of the Debtors; however, the non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations. The company notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers. Principally due to the early stages of this matter and the issues pending before the Bankruptcy Court, the company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company's insurance carrier. An unfavorable outcome would have a material adverse impact on the company's financial position and liquidity. See Note 9 to the company's condensed consolidated financial statements for further details.

     The Board of Directors of CHC approved management's request to upgrade Coram's company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll (collectively the "Back Office") software package and related licenses are being procured. The total estimated purchase price for the Back Office software, which is scheduled to become operational during the quarter ended June 30, 2002, is approximately $1.3 million. Additionally, management is negotiating with a third party vendor to upgrade and/or replace its billing, accounts receivable, clinical and pharmacy systems (collectively the "Front Office"). Management expects to implement the Front Office systems during 2002 and 2003. In addition to the aforementioned Back Office software package, substantial internal and external costs have been and will continue to be incurred to implement the Back Office and Front Office software solutions. Management estimates that internal personnel time and expenses and external vendor consultation costs of approximately $3.0 million have been expended from January 1, 2001 through March 31, 2002 on these projects. Through March 31, 2002, the company also purchased certain hardware necessary to run the new information systems aggregating approximately $2.8 million; however, supplemental hardware and peripheral equipment will be required in order to make the new software suites fully functional. The company intends to fund its current and future information system capital requirements with its available cash balances and cash provided by operations.

    Coram reached a tentative settlement agreement with the Internal Revenue Service to resolve a dispute regarding certain tax refunds previously received by the company. The settlement, if approved by the Joint Committee of Taxation, the Debtors' Chapter 11 trustee and, if necessary, the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $7.9 million at May 17, 2002. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment payment plan with the Internal Revenue Service with respect to the proposed settlement amount or if the Joint Committee of Taxation, the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected. See Note 7 to the company's condensed consolidated financial statements for further details.

    The Balanced Budget Act of 1997 (the "BBA") required Part A certified home health agencies, as a condition of their participation in Part A of the Medicare program, to post surety bonds. The bonds are to be used to secure performance and compliance with Medicare program rules and requirements. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "BBRA") modified the annual surety bond amounts for home health agencies to require the lesser of 10% of the amount Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Financing Administration) reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after the publication of the final rule. Management believes, based upon currently available information derived from its discussions with surety bond brokers and organizations that issue surety bonds, that the necessary bonds will not be generally available to home health providers until CMS revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of May 17, 2002, the company had only one Medicare certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Part B suppliers. Virtually all of Coram's branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being reviewed by state Medicaid programs, and at least one state requires Medicaid suppliers to maintain a surety bond. However, there are currently no federal surety bond requirements. If such a requirements become effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. Such bond amounts may be funded in whole or in part through cash generated from operations. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting a bonding requirement may be to obtain bonds through a qualified insurance carrier. No assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements, when finalized.

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

    Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lapse between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and the time that the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core therapies, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from the company's accounts receivable may not be sufficient to cover the expenses associated with its business growth.

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

RISK FACTORS

    Refer to the caption "Risk Factors" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the company's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of certain risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The following discusses the company's exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates.

    As of March 31, 2002, the company had outstanding long-term debt of $132.6 million, including $132.3 million which is scheduled to mature on June 30, 2002 and bears interest at 9.0% per annum. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 6 to the company's condensed consolidated financial statements for further details regarding long-term debt.

    The debt to equity exchange transactions described in Note 6 to the company's condensed consolidated financial statements qualified as a troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and the provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors did not recognize any interest expense on the Series A Notes and the Series B Notes during three months ended March 31, 2002 and the company will not recognize any interest thereon until a plan of reorganization is accepted by the Bankruptcy Court.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Descriptions of the material legal proceedings to which the company is a party are set forth in Note 9 to the company's condensed consolidated financial statements, and are incorporated herein by reference.

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

ITEM 5. OTHER INFORMATION


    On April 12, 2002, the holders of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (the "CI Preferred Stock"), Cerberus Partners, L.P., Goldman, Sachs & Co. and Foothill Capital Corporation (collectively the "Holders") executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the "Waiver"), regardless of the number of shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of directors of Coram, Inc. Alternatively, if the Holders elect no Board of Directors' representation, then each of the three Holders shall have the right to appoint an observer to the Board of Directors of Coram, Inc. The Waiver can only be modified or amended with the written consent of Coram Healthcare Corporation and Coram, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

        4.5    --    Irrevocable Waiver, dated as of April 12, 2002, by
                     Cerberus Partners, L.P., Foothill Capital Corporation and
                     Goldman, Sachs & Co. in favor of Coram, Inc.

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


                            CORAM HEALTHCARE CORPORATION

                            By: /s/ SCOTT R. DANITZ
                               ----------------------------------------------
                                         Scott R. Danitz
                               Senior Vice President, Chief Financial Officer
                                         and Treasurer

May 20, 2002

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 4.5     --     Irrevocable Waiver, dated as of April 12, 2002, by
                Cerberus Partners, L.P., Foothill Capital Corporation and
                Goldman, Sachs & Co. in favor of Coram, Inc.