Form 10-Q
period 2002-06-30
CORAM HEALTHCARE CORP
filed 2002-08-19
CIK 924174

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-11343

____________

CORAM HEALTHCARE CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	33-0615337
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1675 Broadway
Suite 900
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 292-4973

____________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of August 16, 2002 was 49,638,452.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$24,650	$21,339
Cash limited as to use	280	269
Accounts receivable, net of allowances of $21,686 and $19,457	95,895	88,567
Inventories	13,535	13,557
Deferred income taxes, net	374	178
Other current assets	7,844	4,823

Total current assets	142,578	128,733
Property and equipment, net	12,923	15,030
Deferred income taxes, net	1,506	719
Other deferred costs and intangible assets, net (See Note 1)	5,525	6,270
Goodwill, net (See Note 1)	180,871	180,871
Other assets	4,994	4,843

Total assets	$348,397	$336,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$26,266	$24,142
Accrued compensation and related liabilities	24,827	26,349
Current maturities of long-term debt	60	60
Insurance note payable	1,927	—
Income taxes payable	113	316
Deferred income taxes	1,753	462
Accrued merger and restructuring costs	370	583
Accrued reorganization costs	8,518	7,742
Other accrued liabilities, including interest payable	6,967	6,236

Total current liabilities not subject to compromise	70,801	65,890
Total current liabilities subject to compromise (See Note 2)	139,044	139,044

Total current liabilities	209,845	204,934
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	112	150
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	6,277	6,290
Income taxes payable	18,510	17,784
Other liabilities	1,901	1,901
Deferred income taxes	127	435
Net liabilities of discontinued operations	26,783	26,783

Total liabilities	263,555	258,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.001, 150,000 shares authorized, 49,638 shares issued and outstanding	50	50
Additional paid-in capital	427,367	427,353
Accumulated deficit	(342,575)	(349,214)

Total stockholders’ equity	84,842	78,189

Total liabilities and stockholders’ equity	$348,397	$336,466

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenue	$108,431	$98,938	$210,413	$193,684
Cost of service	77,128	69,160	151,429	138,658

Gross profit	31,303	29,778	58,984	55,026
Operating expenses:
Selling, general and administrative expenses	21,303	21,063	42,323	41,739
Provision for estimated uncollectible accounts	5,102	3,024	8,220	5,928
Amortization of goodwill	—	2,425	—	4,849
Restructuring cost recovery	—	(21)	(13)	(583)

Total operating expenses	26,405	26,491	50,530	51,933

Operating income from continuing operations	4,898	3,287	8,454	3,093
Other income (expense):
Interest income	124	499	209	957
Interest expense (excluding post-petition contractual interest of $3.0 million and $6.1 million for the three and six months ended June 30, 2002, respectively, and $3.4 million and $6.9 million for the three and six months ended June 30, 2001, respectively)	(396)	(1,627)	(761)	(2,212)
Gain on sale of business	—	—	46	—
Equity in net income of unconsolidated joint ventures	251	294	638	468
Other income, net	987	37	999	38

Income from continuing operations before reorganization expenses, income taxes and minority interests	5,864	2,490	9,585	2,344
Reorganization expenses, net	523	3,444	2,533	6,264

Income (loss) from continuing operations before income taxes and minority interests	5,341	(954)	7,052	(3,920)
Income tax expense	—	50	38	100
Minority interests in net income of consolidated joint ventures	152	135	375	334

Income (loss) from continuing operations	5,189	(1,139)	6,639	(4,354)
Income (loss) from disposal of discontinued operations	—	—	—	—

Net income (loss)	$5,189	$(1,139)	$6,639	$(4,354)

Income (Loss) Per Share:
Basic and Diluted:
Income (loss) from continuing operations	$0.10	$(0.02)	$0.13	$(0.09)
Discontinued operations	—	—	—	—

Net income (loss) per share	$0.10	$(0.02)	$0.13	$(0.09)

Weighted average common shares used in computation of basic income (loss) per share	49,638	49,638	49,638	49,638

Weighted average common shares used in computation of diluted income (loss) per share	49,674	49,638	49,674	49,638

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Net cash provided by continuing operations before reorganization items	$8,581	$8,284
Net cash used by reorganization items	(2,282)	(5,708)

Net cash provided by continuing operations (net of reorganization items)	6,299	2,576

Cash flows from investing activities:
Purchases of property and equipment	(2,843)	(2,664)
Proceeds from sale of business	85	—
Proceeds from dispositions of property and equipment	5	65

Net cash used in investing activities	(2,753)	(2,599)

Cash flows from financing activities:
Principal payments of debt obligations	(38)	(155)
Refund of deposits (payments to) collateralize letters of credit, net	200	(2,095)
Cash distributions to minority interests	(397)	(308)

Net cash used in financing activities	(235)	(2,558)

Net increase (decrease) in cash from continuing operations	$3,311	$(2,581)

Net cash used in discontinued operations	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2002

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Business Activity. As of June 30, 2002, Coram Healthcare Corporation (“CHC”) and its subsidiaries (“Coram” or the “company”) were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. (“CI”) (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of the company’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Coram’s focus is on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, management’s primary business strategy is to focus Coram’s efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin (“IVIG”), therapies for persons receiving transplants, pain management and coagulant and blood clotting therapies for persons with hemophilia. Coram also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. Additionally, a reimbursement site consolidation plan was initiated and completed during 2001. See Note 5 for further details.

     For each of the periods presented, the company’s primary operations and assets were within the United States. The company maintains infusion operations in Canada; however, the assets and revenue generated from this business are not material to the company’s consolidated operations.

     Prior to January 1, 2000, the company provided ancillary network management services through the Resource Network Subsidiaries, which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. (“Aetna”) (the “Master Agreement”) for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna’s disease management programs. The agreements that R-Net had for the provision of ancillary network management services, including the Aetna Master Agreement, have been terminated and R-Net is no longer providing any ancillary network management services. On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In connection with these bankruptcy proceedings, the Resource Network Subsidiaries are being liquidated pursuant to a plan of liquidation. See Notes 3 and 9 for further details.

     Concentrations of Revenue and Credit Risk. Most of the company’s net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers. The aggregate net revenue from the Medicare and Medicaid programs accounted for approximately 26% and 25% of the company’s consolidated net revenue for the three months ended June 30, 2002 and 2001, respectively. Moreover, such programs comprised approximately 25% of the company’s consolidated net revenue for both the six months ended June 30, 2002 and 2001. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as,

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs. Accounts receivable under the Medicare program represented approximately 33% and 32% of the company’s consolidated accounts receivable as of June 30, 2002 and December 31, 2001, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates.

     The company occasionally accepts fixed fee or capitated fee arrangements. As of June 30, 2002, Coram was a party to only three capitated arrangements. Certain information regarding the company’s capitated agreements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Capitated agreements as a percentage of consolidated net revenue	8.2%	7.5%	8.3%	7.0%

     Approximately 6.9% and 6.2% of the company’s consolidated net revenue for the three months ended June 30, 2002 and 2001, respectively, and 7.0% and 5.6% for the six months ended June 30, 2002 and 2001, respectively, relate to a capitated agreement that provides services to members in the California marketplace.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company has not recorded any material bad debt expense or bad debt recovery for the three and six months ended June 30, 2002 or 2001. Furthermore, management is aware of certain claims, disputes or unresolved matters with third-party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company’s financial position, results of operations or cash flows.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments pursuant to the adoption of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”)) that are, in the opinion of management, necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors’ bankruptcy filings and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization filed in the Bankruptcy Cases could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications. Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

     Significant Accounting Policies

     Principles of Consolidation. The condensed consolidated financial statements include the accounts of CHC, its subsidiaries, including CI (CHC’s wholly-owned direct subsidiary), and joint ventures that are considered to be under the control of CHC. As discussed above, CI is a party to the bankruptcy proceedings that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

     Business Combinations. In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of this accounting pronouncement on January 1, 2002 had no effect on the company’s financial position or results of operations.

     Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which eliminated the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The company adopted Statement 142 on January 1, 2002.

     Through December 31, 2001, the company recorded accumulated goodwill amortization of $97.6 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $9.7 million ($0.20 per share) for the year ending December 31, 2002. Net income (loss) and net income (loss) per share, adjusted to exclude amortization of goodwill in 2001, are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss)	$5,189	$(1,139)	$6,639	$(4,354)
Add back: amortization of goodwill	—	2,425	—	4,849

Adjusted net income	$5,189	$1,286	$6,639	$495

Reported basic and diluted income (loss) per share	$0.10	$(0.02)	$0.13	$(0.09)
Add back: amortization of goodwill	—	0.05	—	0.10

Adjusted basic and diluted income per share	$0.10	$0.03	$0.13	$0.01

     Management is in the process of testing goodwill for impairment using the two-step process prescribed by Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the second quarter of 2002, management utilized estimates of the enterprise value of the company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the company’s corresponding net assets as of that date. Based on the results of such test, management believes that a potentially significant impairment of the company’s $180.9 million goodwill exists. However, determining the amount of such impairment, which constitutes the second step of the process described in Statement 142, requires management to identify the implied fair value of the company’s goodwill. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to a plan or plans of reorganization set forth by the company’s Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

As a result, the amount of the goodwill impairment charge, if any, will consider the Debtors’ plan or plans of reorganization and the underlying enterprise valuation. Management anticipates recording any required goodwill impairment charge during the quarter ending December 31, 2002. Moreover, any goodwill impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in an accounting principle in a restated first quarter 2002. Accordingly, the results of operations and financial position of the company for the first quarter of 2002 could be restated.

     Further, if the company recognizes a material goodwill impairment charge during 2002, stockholders’ equity may be less than $75 million as of December 31, 2002, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2003. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail in Note 9.

     The principal components of intangible assets other than goodwill were as follows (in thousands):

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Commercial payor contracts	$13,683	$(13,683)	$13,683	$(13,193)
Patient outcomes database	8,386	(3,088)	8,386	(2,880)
Employee noncompete agreements	3,343	(3,341)	3,343	(3,340)

Total intangible assets	25,412	(20,112)	25,412	(19,413)
Other deferred costs	302	(77)	302	(31)

Total other deferred costs and other intangible assets	$25,714	$(20,189)	$25,714	$(19,444)

     Amortization expense related to intangible assets, included in selling, general and administrative expenses, was $0.1 million and $0.6 million during the three months ended June 30, 2002 and 2001, respectively, and $0.7 million and $1.2 million during the six months ended June 30, 2002 and 2001, respectively

     Estimated future amortization expense related to intangible assets for each of the five years beginning on or after January 1, 2002 is as follows (in thousands):

Estimated Future
Years Ending December 31	Amortization Expense

2002	$907
2003	417
2004	416
2005	416
2006	416

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as far as they relate to the disposal of a segment of a business. The company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the company’s results of operations or financial position.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the provision for estimated uncollectible accounts. Additionally, the company establishes supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy filings. The provision for estimated uncollectible accounts is periodically adjusted to reflect current collection, write-off and other trends, including changes in realizable value. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has adequate provisions for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts, or how they will compare to the levels

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

experienced in the past. The company’s ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and maximize integration efficiencies related to reimbursement site consolidations and system changes.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of the continuing efforts to improve efficiency and overall performance, several Patient Financial Services Centers (reimbursement sites) were consolidated and the related reimbursement positions were eliminated in 2001. By consolidating to fewer sites, management expects to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, over the long-term, patients and payers will receive improved service. Management took certain actions in 2001 to mitigate the potential shortfall in cash collections during and after the transition period. Notwithstanding management’s efforts, since the completion of the reimbursement consolidation plan, the company experienced deterioration in its days sales outstanding (“DSO”), an increase in potentially uncollectible accounts receivable and substantial growth in accounts receivable. No assurances can be given that the consolidation of the company’s Patient Financial Service Centers will ultimately be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections or that the aforementioned deterioration in DSO and accounts receivable will not continue.

     Capitalized Software Development Costs. Costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use. Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the three and six months ended June 30, 2002, software development costs totalling $0.5 million and $0.9 million, respectively, have been capitalized in accordance with SOP 98-1.

     Income (Loss) per Share. Basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. The company experienced losses from continuing operations for the three and six months ended June 30, 2001 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive. However, the company experienced income from continuing operations for the three and six months ended June 30, 2002.

     The following table sets forth the computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$5,189	$(1,139)	$6,639	$(4,354)

Weighted average shares – denominator for basic income (loss) per share	49,638	49,638	49,638	49,638
Effect of dilutive securities:
Stock options	36	—	36	—

Denominator for diluted income (loss) per share – adjusted weighted average shares	49,674	49,638	49,674	49,638

Basic income (loss) per share	$0.10	$(0.02)	$0.13	$(0.09)

Diluted income (loss) per share	$0.10	$(0.02)	$0.13	$(0.09)

     Other Income. During the three months ended June 30, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. Such income recognition was predicated on a settlement agreement that is scheduled to be heard in the Bankruptcy Court on August 22, 2002.

     Reporting Extinguishments of Debt. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

operations rather than as extraordinary items, as previously required under Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses From Extinguishments of Debt. Extraordinary treatment will be required for certain extinguishments of debt as provided in Accounting Practice Bulletin Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 145 also amends Statement of Financial Accounting Standards No. 13, Accounting for Leases, to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Statement 145, as it relates to the rescission of Statement of Financial Accounting Standards No. 4, is effective for the company’s year ending December 31, 2003. The provisions of Statement 145 related to Statement of Financial Accounting Standards No. 13 are effective for all transactions entered into subsequent to May 15, 2002. Management is currently reviewing the detail provisions of Statement 145 to determine the impact of this new accounting pronouncement on the company’s financial statement presentation, financial position and results of operations.

2. REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

     Background and Certain Important Bankruptcy Court Activity

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. The Debtors’ need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain in compliance with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in Note 9) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors of CHC unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors’ motions for: (i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors’ motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations. The Bankruptcy Court granted the Debtors five extensions of the period of time in which they must assume or reject unexpired leases of non-residential real property, which expired at the end of January 4, 2001, May 4, 2001, September 3, 2001, January 1, 2002 and May 2, 2002. On May 1, 2002, the Chapter 11 trustee moved the Bankruptcy Court to grant a sixth extension through and including August 27, 2002. The Chapter 11 trustee filed a certificate of no objection on May 21, 2002 and is awaiting issuance of the appropriate order by the Bankruptcy Court. On August 16, 2002, the Chapter 11 trustee filed a motion to further extend the period of time through and including December 31, 2002. This motion is currently pending before the Bankruptcy Court.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and (ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors’ anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company’s Chief Executive Officer and Executive Vice President and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Court declined to rule on the Debtors’ motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors’ motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company’s Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court postponed its rulings on the Debtors’ motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer’s retention amounts. As discussed below, the Chapter 11 trustee has filed a motion which, if granted, would withdraw the Debtors’ motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amount. The company had fully accrued the remaining amounts under the first and second installments of the retention plans as of June 30, 2002.

     On September 7, 2001, the Bankruptcy Court authorized the Debtors to pay up to $2.7 million for management incentive plan compensation bonuses pursuant to the management incentive plan for the year ended December 31, 2000 (the “2000 MIP”). As of September 2001, the Debtors paid all participants of the 2000 MIP, except for the company’s Chief Executive Officer.

     On March 21, 2001, CHC’s Compensation Committee of the Board of Directors approved a management incentive program for the year ending December 31, 2001 (the “2001 MIP”). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, except as indicated below. The Chapter 11 trustee agreed separately with each of the company’s Chief Executive Officer and its Executive Vice President: (i) not to request any 2001 MIP payment to the Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company’s Executive Vice President is otherwise entitled. If granted, the motion would (i) withdraw a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdraw the Debtors’ previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) the company’s Chief Executive Officer and Executive Vice President will retain the right to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee does not intend to seek approval of a key employee retention plan for the year ending December 31, 2002. Additionally, the Chapter 11 trustee will retain the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization. Pursuant to the proposed motion, individuals participating in the MIP must enter into an agreement with CI whereby any amounts paid under the 2001 MIP will be returned in their entirety (less applicable withholdings) in the event that the individual leaves the company voluntarily or is terminated for cause within six months from the effective date of such agreement.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors’ motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the “2001 Financing Agreement”) to finance the payment of premiums under certain of the Debtors’ insurance policies. Under the terms of the 2001 Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%. On May 9, 2002, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Chapter 11 trustee and the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “2002 Financing Agreement”) to finance the payment of premiums under certain insurance policies. Under the terms of the 2002 Financing Agreement, CHC made down payments of approximately $1.5 million. The amount financed was approximately $2.7 million and is secured by the unearned premiums and any loss payments under the insurance polices covered by the 2002 Financing Agreement. Commencing on May 15, 2002, the amount financed is being paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if CHC does not make the monthly payments called for by the 2002 Financing Agreement.

     On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of an agreement providing a non-debtor subsidiary of the company with the authority to sell a durable medical equipment business located in New Orleans, Louisiana to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement. The sale of such business was finalized in January 2002 for at a sales price of approximately $0.1 million.

     The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court, causing their subsidiaries to pay their own debts in the ordinary course of business. Even though the commencement of the Bankruptcy Cases constituted defaults under the company’s principal debt instruments, the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such resulting default without prior Bankruptcy Court authorization.

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries’ bankruptcy cases substantively consolidated with the Bankruptcy

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Cases. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. Under the terms of the settlement agreement, the Resource Network Subsidiaries withdrew the substantive consolidation motion with prejudice. Additionally, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries’ bankruptcy proceedings filed motions for relief from the automatic stay to pursue claims against the Debtors and certain of their operating subsidiaries. The Bankruptcy Court granted such motion on June 6, 2002. See Note 9 for further details.

     The Debtors’ First Joint Plan of Reorganization and Related Activities

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the “Joint Plan”) and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the “Restated Joint Plan”) and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company’s Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC’s obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors’ Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors’ largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 6 and 8 for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the “CI Preferred Stock.” The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company’s stockholders’ equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption for the year ended December 31, 2001. See Note 9 for further discussion regarding Stark II.

     The Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of the Equity Security Holders (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s Chief Executive Officer, a former member of the Board of Directors of CHC and Cerberus Partners, L.P. (a party to the company’s debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court denied said motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors’ motion to appoint Goldin Associates, L.L.C. (“Goldin”) as independent restructuring advisor to the Independent Committee of the Board of Directors of CHC (the “Independent Committee”). Among other things, the scope of Goldin’s services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee’s motion to terminate the Debtors’ exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors’ exclusive period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC’s equity holders was subsequently extended to November 12, 2001).

     On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court extended exclusivity to January 2, 2002. Thereafter, the Debtors’ exclusivity period terminated.

     Based upon Goldin’s findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the “Goldin Report”), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the “Second Disclosure Statement”), with respect to their Second Joint Plan of Reorganization, as amended (the “Second Joint Plan”). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin’s recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

•	the payment of up to $3.0 million to the holders of allowed general unsecured claims of CHC;
•	the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);
•	cancellation of the issued and outstanding CI Preferred Stock; and
•	a $7.5 million reduction in certain performance bonuses payable to the company’s Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries’ bankruptcy cases filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

     The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. The Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, if certain conditions of the Bankruptcy Code are satisfied. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan for the reasons set forth in an accompanying opinion. The Debtors appealed the Bankruptcy Court’s order denying confirmation of the Second Joint Plan; however, such appeal was subsequently dismissed.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of the CI Preferred Stock (see Notes 6 and 8 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company’s stockholders’ equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. As a result, the company is covered by the Stark II public company exemption through the year ending December 31, 2002. See Note 9 for further discussion regarding Stark II.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Appointment of Chapter 11 Trustee and Bankruptcy Related Activities Subsequent to December 31, 2001

     On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors’ noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied, without prejudice, a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against the company’s Chief Executive Officer, the Board of Directors of CHC, Cerberus Partners, L.P. (“Cerberus”), a Cerberus principal and the company’s other noteholders. Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders’ meeting and (ii) to modify certain aspects of CI’s corporate governance structure.

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the Bankruptcy Court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code.

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee this management.

     After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any other changes to the company’s existing management or organizational structure through August 16, 2002, including retaining Daniel D. Crowley as Chief Executive Officer.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Moreover, subsequent to the appointment of the Chapter 11 trustee on March 7, 2002 and through August 16, 2002, no amounts have been paid to professionals in connection with the Bankruptcy Cases. Additionally, on or about July 24, 2002, the Bankruptcy Court approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors’ existing bank accounts, (ii) continued use of the company’s business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

Other Bankruptcy-Related Disclosures

     Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from the determination by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 9 for further details regarding the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries’ bankruptcy proceedings.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The principal categories and balances of Chapter 11 bankruptcy claims accrued in the condensed consolidated balance sheets and included in liabilities subject to compromise at both June 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

Series A and Series B Notes in default and other long-term debt obligations	$132,422
Liabilities of discontinued operations subject to compromise	2,936
Earn-out obligation	1,268
Accounts payable	1,088
Accrued merger and restructuring costs (primarily severance liabilities)	468
Legal and professional liabilities	98
Other	764

Total liabilities subject to compromise	$139,044

     In addition to the amounts disclosed in the table above, the holders of the CI Preferred Stock continue to maintain a claim position within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchanges, the aforementioned holders’ priority in the Bankruptcy Cases will be no less than it was immediately prior to said exchanges.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at June 30, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the company as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures incurred relating to the Bankruptcy Cases, offset by interest earned on cash accumulated as a result of the Debtors not paying their pre-petition liabilities during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Legal, accounting and consulting fees	$620	$3,089	$2,712	$5,246
Key employee retention plan expenses	—	368	—	1,085
Office of the United States Trustee fees	11	9	21	19
Interest income	(108)	(22)	(200)	(86)

Total reorganization expenses, net	$523	$3,444	$2,533	$6,264

3. DISCONTINUED OPERATIONS

     Following the filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries and the plan to liquidate the R-Net division, Coram accounted for such division as a discontinued operation and disclosed the excess of R-Net’s liabilities over its assets as net liabilities of discontinued operations in the condensed consolidated financial statements. Coram also separately reflected R-Net’s operating results in the condensed consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the three and six months ended June 30, 2002 and 2001. The components of the net liabilities of discontinued operations included in the condensed consolidated balance sheets are summarized as follows (in thousands):

	June 30,	December 31,
	2002	2001

Cash	$2,724	$1,146
Accounts payable	(29,464)	(29,566)
Accrued expenses	(2,979)	(1,299)

	(29,719)	(29,719)
Net liabilities subject to compromise under Debtors’ Chapter 11 case	2,936	2,936

Net liabilities of Discontinued Operations	$(26,783)	$(26,783)

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     As of June 30, 2002, approximately $27.1 million of the liabilities related to the discontinued operations was subject to compromise under the R-Net Chapter 11 bankruptcy proceedings.

     All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries’ Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the R-Net Board of Directors to manage and operate the liquidation of the R-Net business.

4. RELATED PARTY TRANSACTIONS

     The company’s Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC (“DHS”), a management consulting firm from which the company purchased services. Effective with the commencement of the Bankruptcy Cases in the Bankruptcy Court, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Since January 1, 2001, DHS has continued to bill the company the actual costs it attributes to the DHS, Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. Subsequent to December 31, 2001 and through August 16, 2002, approximately $0.2 million was paid to DHS for such overhead costs. Additionally, for the six months ended June 30, 2001, the company paid approximately $0.1 million to DHS for such costs. DHS provides consulting services to third party entities other than the company.

     Effective August 2, 2000, the Board of Directors of CHC approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company’s debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 2 and 6, the company recorded a $1.8 million reorganization expense for the success bonus in 2000. The success bonus will not be payable unless and until such time as the Chapter 11 trustee’s or another interested party’s plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Mr. Crowley is also entitled to a performance bonus based on overall company performance under the Management Incentive Plan and he participates in the company’s key employee retention plan. In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements, will be proposed or opposed in a new plan or plans of reorganization submitted by the Chapter 11 trustee or any other interested party. However, Mr. Crowley has indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation.

     Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. (“Cerberus”), a party to the company’s former debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley was paid approximately $1 million per annum plus potential performance-related bonuses, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court’s denial of the Second Joint Plan of reorganization on December 21, 2001. The contract remains suspended through August 16, 2002.

     As further discussed in Note 9, in November 2001 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as, several related parties, including Foothill Capital Corporation, Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus’ principals, current management, former management and current and former members of the Board of Directors of CHC.

5. MERGER AND RESTRUCTURING RESERVES

     As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc. (the “Caremark Business”), during May 1995, the company initiated a restructuring plan (the “Caremark Business Consolidation Plan”) and charged approximately $25.8 million to operations as a restructuring cost.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the “Coram Restructure Plan”) and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates. Such operations were closed during the first half of 2001, including the severance of approximately 80 related employees.

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through June 30, 2002, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

	Charges Through June 30, 2002			Balances At June 30, 2002

	Cash	Non-Cash		Estimated	Total
	Expenditures	Charges	Total	Future Cash	Charges

Caremark Business Consolidation Plan:
Personnel reduction costs	$11,300	$—	$11,300	$—	$11,300
Facility reduction costs	10,427	3,900	14,327	270	14,597

Subtotal	21,727	3,900	25,627	270	25,897
Coram Restructure Plan:
Personnel reduction costs	2,361	—	2,361	104	2,465
Facility reduction costs	1,153	—	1,153	464	1,617

Subtotal	3,514	—	3,514	568	4,082

Totals	$25,241	$3,900	$29,141	838	$29,979

	Restructuring costs subject to compromise			(468)

	Accrued merger and restructuring costs per the condensed consolidated balance sheet			$370

     During the six months ended June 30, 2002, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

Balance at December 31, 2001	$583
Activity during the six months ended June 30, 2002:
Payments under the plans	(200)
Early termination of a leased facility	(13)

Balance at June 30, 2002	$370

     The company estimates that the future cash expenditures related to the restructuring plans stated above will be made in the following periods: 60% through June 30, 2003, 25% through June 30, 2004, 11% through June 30, 2005 and 4% thereafter.

6. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Series A Senior Subordinated Unsecured Notes in default	$40,208	$40,208
Series B Senior Subordinated Unsecured Convertible Notes in default	92,084	92,084
Accreditation note payable	151	185
Other obligations, including capital leases, at interest rates ranging from 7.5% to 13.1%	151	155

	132,594	132,632
Less: Debt obligations subject to compromise	(132,422)	(132,422)
Less: Current scheduled maturities	(60)	(60)

	$112	$150

     As a result of the Debtors’ Chapter 11 Bankruptcy Court filings, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets in accordance with SOP 90-7. Under the United States Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company’s principal credit and debt

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the “Securities Exchange Agreement”), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the “Holders”) and the related Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the “Lenders”) and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the “DIP Agreement”). No borrowings were made under the DIP Agreement prior to its expiration on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors’ voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors’ ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

     The recognition of interest expense pursuant to SOP 90-7 is appropriate during the pendency of the Bankruptcy Cases if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Second Joint Plan (see Note 2), which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan or plans of reorganization put forth by the Debtors’ Chapter 11 trustee or any other interested party may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required.

     Accreditation Note Payable. In August 2001, CI entered into an agreement (the “ACHC Agreement”) with the Accreditation Commission for Health Care, Inc. (“ACHC”) whereby ACHC is to, among other things, provide national accreditation for Coram as deemed appropriate by ACHC. Under the terms of the ACHC Agreement, which commenced on the date that it was executed and expires in November 2004, Coram made an upfront payment and is obligated to make twelve equal non-interest bearing quarterly payments of approximately $17,000. The total payments to be made under the ACHC Agreement will aggregate approximately $0.3 million. In the event of breach or default by either of the parties, CI and/or ACHC may immediately terminate the ACHC Agreement if the breach or default is not cured within fifteen days of receipt of written notice from the non-breaching party.

     Debtor-In-Possession Financing Agreement. Effective August 30, 2000, and approved by the Bankruptcy Court on September 12, 2000, the Debtors entered into the DIP Agreement. The DIP Agreement provided that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. Maximum borrowings were generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined, and (ii) 95%. The DIP Agreement was secured by the capital stock of the Debtors’ subsidiaries, as well as, the accounts receivable and certain other assets held by the Debtors and their subsidiaries. No borrowings were ever made under DIP Agreement, which expired under its terms on August 31, 2001. To secure the DIP Agreement, the Debtors paid an origination fee of 1% of the total committed line of credit in 2000, plus commitment fees on the unused facility at the rate of 0.5% per annum, payable monthly in arrears, totaling $0.1 million for the six months ended June 30, 2001.

     Senior Credit Facility. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. Effective February 6, 2001, the Lenders and the company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”). Such letters of credit have a balance of approximately $0.9 million at June 30, 2002 and are fully secured by interest-bearing cash deposits of the company held by Wells Fargo. The letters of credit have maturity dates in February 2003.

     The Senior Credit Facility provided for interest on outstanding indebtedness at the rate of prime plus 1.5%, payable in arrears. Additionally, the terms of the agreement provided for a fee of 1.0% per annum on the outstanding letter of credit obligations, also payable in arrears. The Senior Credit Facility further provided for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit are issued. The Senior Credit Facility was secured by the capital stock of the company’s subsidiaries, as well as, the accounts receivable and certain other assets held by the company and its subsidiaries. The Senior Credit Facility contained other customary covenants and events of default.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and related warrants to purchase up to 20% of the outstanding common stock of the company on a fully diluted basis in an exchange for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount of the Series A Notes and (ii) $87.9 million in principal amount of the Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the CHC Board of Directors. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

     On April 9, 1999, the company entered into Amendment No. 2 (the “Note Amendment”) to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of the Series B Notes is convertible into shares of the company’s common stock at a conversion price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into common stock at a conversion price of $3.00 per share, which was subject to downward (but not upward) adjustment based on prevailing market prices for the company’s common stock on April 13, 1999 and October 13, 1999. Based on reported market closing prices for the company’s common stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum.

     On December 28, 2000, the Bankruptcy Court approved the Debtors’ request to exchange a sufficient amount of debt and related accrued interest for Coram, Inc. Series A Cumulative Preferred Stock (the “CI Preferred Stock”) in order to maintain compliance with the physician ownership and referral provisions of Stark II. On December 29, 2000, the Securities Exchange Agreement was amended (“Amendment No. 4”) and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate contractual unpaid interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of the CI Preferred Stock (see Note 8 for further details regarding the preferred stock). Following the exchange, the Holders retained approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes was adjusted to 9.0%. Moreover, the Series A Notes’ and Series B Notes’ original scheduled maturity dates of May 2001 and April 2008, respectively, were both modified to June 30, 2001. Due to the Holders’ receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“Statement 15”). In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax.

     On December 27, 2001, the Bankruptcy Court approved the Debtors’ request to exchange an additional amount of debt and related contractual unpaid interest for CI Preferred Stock in an amount sufficient to maintain compliance with Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was amended (“Amendment No. 5”) and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of the CI Preferred Stock. Following this second exchange, the Holders retain approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the Series A Notes’ and Series B Notes’ scheduled maturity date of June 30, 2001 have both been modified to June 30, 2002. Due to the Holders’ receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transactions qualified as a troubled debt restructuring pursuant to Statement 15. In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2001 of approximately $20.7 million.

     Although the principal amounts under the Series A Notes and the Series B Notes were not paid on their scheduled maturity date of June 30, 2002 and, as a result, the company is in default of the Securities Exchange Agreement, the Holders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court.

     The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains customary covenants and events of default. Upon the Debtors’ Chapter 11 bankruptcy filings, the company was in violation of certain covenants and conditions thereunder; however, such bankruptcy proceedings have stayed any remedial actions by either the Debtors or the Holders. Additionally, the company was not in compliance with other covenants relating to certain contractual relationships its

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

wholly-owned Resource Network Subsidiaries had with certain parties that were contracted to provide services pursuant to the Aetna Master Agreement, effective May 1, 1998, and to other covenants relating to the capitalization of subsidiaries. The company received waivers from its lenders regarding such events of noncompliance. The voluntary filing of Chapter 11 bankruptcy petitions by the Resource Network Subsidiaries caused further defaults under the Securities Exchange Agreement; however, such defaults were waived by the Holders. In connection with these waivers and the waivers provided for certain matters of noncompliance under the Senior Credit Facility, the company and the Holders entered into a Securities Credit Agreement amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A Notes and the Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A Notes and the Series B Notes resumed on such date. However, due to the Debtors’ Chapter 11 bankruptcy filings, no interest has been paid subsequent to August 8, 2000.

     Other than the aforementioned default for non-payment of principal on June 30, 2002, management believes that at June 30, 2002 the company was in compliance with all other covenants of the Securities Exchange Agreement. There can be no assurances as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

     The Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of pari passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the Debtors’ ongoing Bankruptcy Cases. Pursuant to the troubled debt restructuring rules promulgated under Statement 15 and other accounting rules under SOP 90-7, no interest expense has been recognized in the company’s condensed consolidated financial statements relative to the Series A Notes and the Series B Notes since December 29, 2000.

     The Series A Notes and the Series B Notes are redeemable, in whole or in part, at the option of the Holders in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries, or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the notes are redeemable, subject to prior authorization by the Bankruptcy Court, at 103% of the then outstanding principal amount, plus accrued interest. Upon maturity of the Series A Notes and subject to prior authorization by the Bankruptcy Court, the Series B Notes are also redeemable, at the option of the Holders, at the outstanding principal amount thereof, plus accrued interest. In addition, the Series A Notes are redeemable, subject to prior authorization by the Bankruptcy Court, at 103% of the then outstanding principal amount, plus accrued interest, at the option of the company.

7. INCOME TAXES

     During the six months ended June 30, 2002 and 2001, the company recorded income tax expense of approximately $38,000 and $100,000, respectively. The effective income tax rate for the six months ended June 30, 2002 is lower than the statutory rate because the company is able to utilize net operating loss carryforwards (“NOLs”) which are fully reserved in the valuation allowance. The effective income tax rate for the six months ended June 30, 2001 is higher than the statutory rate because the company is not recognizing the potential deferred income tax benefits generated by the current period loss. As of June 30, 2002, deferred tax assets were net of a $153.8 million valuation allowance. Realization of deferred tax assets is dependent upon the company’s ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the deferred tax assets is sufficiently uncertain at this time, the balances were fully offset by valuation allowances at both June 30, 2002 and December 31, 2001.

     Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and NOLs that may be deductible against future taxable income. As of June 30, 2002, the company had NOLs for federal income tax purposes of approximately $197.8 million, which are available to offset future federal taxable income and expire in varying amounts in the years 2002 through 2022. This NOL balance includes approximately $38.2 million generated prior to the creation of Coram through the merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. Such pre-merger NOL amounts are subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $197.8 million of NOLs is uncertain due to income tax rules related to the exchange of debt and related accrued interest for CI Preferred Stock in December 2000 (see Note 8).

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     As a result of the issuance of CI Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000, income tax returns have been filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation filed its own separate income tax returns. The issuance of the preferred stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the Internal Revenue Code (“IRC”). The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings that resulted from the issuance of CI Preferred Stock in December 2000 and December 2001 are generally not subject to tax pursuant to the cancellation of debt provisions included in IRC Section 108.

     In January 1999, the Internal Revenue Service (“IRS”) completed an examination of the company’s federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to the prior tax liabilities. The company previously agreed to adjustments of $24.4 million that only affect available NOLs. The issues involve the deductibility of warrants, write-offs of goodwill and the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years. In May 1999, the company received a statutory notice of deficiency totaling approximately $12.7 million (obtained from federal tax refunds), plus interest and penalties to be determined, with respect to certain proposed adjustments seeking to recover taxes previously refunded. In August 1999, the company filed a petition with the United States Tax Court (“Tax Court”) contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The Tax Court proceeding is currently stayed by reason of the Debtors’ bankruptcy proceedings.

     Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company reached a tentative settlement agreement with the IRS Appeals office on the aforementioned issues. The settlement, if approved by the Joint Committee of Taxation and, if necessary, the Debtors’ Chapter 11 trustee and the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest. In connection therewith, the accompanying condensed consolidated financial statements include long-term liability reserves for the proposed settlement, including approximately $0.7 million of interest expense recorded during each of the six months ended June 30, 2002 and 2001. In addition, during the six months ended June 30, 2001 a change of estimate related to the aggregate accumulated interest on the proposed settlement with the IRS was recognized, resulting in an incremental $0.8 million interest expense adjustment. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment plan with the IRS with respect to the proposed settlement amount or if the Joint Committee of Taxation, the Chapter 11 trustee or the Bankruptcy Court do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected.

8. MINORITY INTERESTS

     The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

	June 30,	December 31,
	2002	2001

Series A Cumulative Preferred Stock of Coram, Inc. (hereafter referred to as the “CI Preferred Stock”)	$5,618	$5,618
Majority-owned companies	659	672

Total minority interests	$6,277	$6,290

     On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI’s Securities Exchange Agreement (collectively the “Holders”) (see Note 6 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million. The shares of the CI Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of CI Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, net to approximately $5.5 million.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     On December 31, 2001, CI executed a second Exchange Agreement with the Holders (see Note 6 for further details) to exchange $21.0 million of the Series A Notes and approximately $1.9 million of contractual but unpaid interest on the Series A Notes for approximately 189.6 shares of the CI Preferred Stock, having a liquidation preference of approximately $22.9 million. Such shares of the CI Preferred Stock were issued to the Holders on a pro rata basis. Utilizing an updated independent valuation, it was determined that the aggregate issued and outstanding CI Preferred Stock, consisting of approximately 1,241.1 shares at December 31, 2001, had a fair value of approximately $1.9 million. Approximately $0.3 million of fair value was allocated to the shares issued in conjunction with the second Exchange Agreement. Net of certain legal and other closing costs, the cumulative minority interest attributable to the CI Preferred Stock at June 30, 2002 and December 31, 2001 is approximately $5.6 million.

     The authorized CI Preferred Stock consists of 10,000 shares and the only shares issued and outstanding at June 30, 2002 are those issued to the Holders pursuant to the two aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors’ plan of reorganization, dividends are to be paid in the form of additional shares of CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, dividends will be payable, at CI’s election, in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate shall increase to 16% per annum until such time that the event of default is cured. All dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company’s tax fiscal year end in connection with the preparation of the company’s income tax returns) as are appropriate for transactions of this nature. In-kind dividends earned during the six months ended June 30, 2002 and 2001, exclusive of any tax indemnities and gross-up provisions, aggregated approximately 94.3 shares and 69.9 shares and had liquidation preferences of approximately $11.4 million and $8.4 million, respectively.

     The organizational documents and other agreements underlying the CI Preferred Stock include usual and customary affirmative and negative covenants for a security of this nature, including, but not limited to (i) providing timely access to certain financial and business information; (ii) authorization to communicate with the company’s independent certified public accountants with respect to the financial condition and other affairs of the company; (iii) maintaining tax compliance; (iv) maintaining adequate insurance coverage; (v) adherence to limitations on transactions with affiliates; (vi) adherence to limitations on acquisitions or investments; (vii) adherence to limitations on the liquidation of assets or businesses; and (viii) adherence to limitations on entering into additional indebtedness.

     The organizational documents and other agreements underlying the CI Preferred Stock also include special provisions regarding the CI Preferred Stock voting rights. These provisions include terms and conditions pertaining to certain triggering events whereby the CI Preferred Stock voting rights would become effective. Generally, such triggering events include notice of a meeting, distribution of a written consent in lieu of a meeting, or entry of an order of court compelling a meeting, of the stockholders or the Board of Directors of CI or CHC: (i) to approve appointment, removal or termination of any member of the Board of Directors of CI or CHC; or (ii) to approve any change in the rights of any person to do so. Triggering events related to a notice of a meeting or the distribution of a written consent of the stockholders or Board of Directors of CI cannot occur without a majority of the independent directors of CHC previously approving such meeting or written consent. Substantial consummation of a plan of reorganization will also constitute a triggering event.

     Subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the stockholders of CI. As of June 30, 2002, the Holders had contingent voting rights aggregating approximately 57.2% of CI’s total voting power. As of such date, upon the occurrence of a triggering event, the Holders would have also had the right to appoint four of the seven directors to the Board of Directors of CI (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, the Holders have the right to appoint two directors to the Board of Directors of CI.

     However, on April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the “Waiver”), regardless of the number of shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of directors of CI. Alternatively, if

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the holders of the CI Preferred Stock elect no Board of Directors’ representation, then each of the three Holders shall have the right to appoint an observer to the Board of Directors of CI. The Waiver can only be modified or amended with the written consent of the Debtors.

     The CI Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may be made in the form of cash payments only. As of August 16, 2002, the aggregate CI Preferred Stock liquidation preference was approximately $161.3 million.

9. LITIGATION AND CONTINGENCIES

     Bankruptcy Cases. On August 8, 2000, the Debtors commenced the Bankruptcy Cases. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Except as may otherwise be determined by the Bankruptcy Court, the protection afforded by Chapter 11 of the Bankruptcy Code generally provides for an automatic stay relative to any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings applicable to the Bankruptcy Cases. The automatic stay would not, however, apply to actions brought against the company’s non-debtor subsidiaries.

     Official Committee of the Equity Security Holders’ Matters. A committee of persons claiming to own shares of the company’s publicly traded common stock (the “Equity Committee”) objected to the Restated Joint Plan and the Second Joint Plan, contending, among other things, that the company valuations upon which the Restated Joint Plan and the Second Joint Plan were premised and the underlying projections and assumptions were flawed. At various times during 2001, the Debtors and the Equity Committee reviewed certain company information regarding, among other things, the Equity Committee’s contentions. In connection therewith, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors’ exclusivity period and file its own plan of reorganization. The Equity Committee’s exclusivity motion was denied by the Bankruptcy Court.

     Additionally, in February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s Chief Executive Officer, a former member of the Board of Directors of CHC and Cerberus (a party to the company’s debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). The Equity Committee’s proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company’s creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court denied the Equity Committee’s motion without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named Cerberus’ principal and the company’s other noteholders. On February 12, 2002, the Bankruptcy Court again denied the renewed motion without prejudice.

     Management is aware that the Chapter 11 trustee is currently engaged in settlement discussions and negotiations with the company’s noteholders, the Equity Committee and other interested parties in connection with settling disputes and attempting to negotiate a consensual plan of reorganization. Management is not directly involved in such discussions and negotiations and, accordingly, cannot predict whether an amicable settlement will be reached, whether any future objections of the Equity Committee will be forthcoming, or how a future settlement or objections thereto might impact confirmation of any plan or plans of reorganization proposed by the Chapter 11 trustee or any other interested party. Management also cannot predict if any other actions taken by the Equity Committee will have consequences adverse to the company.

     Resource Network Subsidiaries’ Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case No.s 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). The Resource Network Subsidiaries are now being liquidated pursuant to a plan of liquidation.

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries’ bankruptcy cases substantively consolidated with the Bankruptcy Cases. If this motion had been granted, the bankruptcy proceedings involving the Resource Network Subsidiaries and the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would have been joined

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

with the assets and liabilities of the Debtors, the liabilities of the combined entity would have been satisfied from combined funds and all intercompany claims would have been eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and then reached a settlement agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and, in connection therewith, the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries’ estate in January 2001 and the substantive consolidation motion was withdrawn with prejudice.

     Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain claims against each of the Debtors’ estates and the company maintains claims against the Resource Network Subsidiaries’ estate. Additionally, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed objections to confirmation of the Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors’ bankruptcy proceedings to pursue its claims against the Debtors. On June 6, 2002, the Bankruptcy Court granted the motion of the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries and lifted the automatic stay in the Bankruptcy Cases to allow the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries and pursue its claims against the Debtors.

     In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus, Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., the Debtors’ principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the Official Committee of the Unsecured Creditors of the Resource Network Subsidiaries for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries, the Bankruptcy Court authorized the Official Committee of the Unsecured Creditors of the Resource Network Subsidiaries to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors’ motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries’ objections to the Debtors’ proof of claims are proceeding with discovery under a case management order. Currently pending before the United States District Court for the District of Delaware are motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations. Principally due to the early stages of this matter, the company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company’s insurance carrier.

     The ultimate outcome of the aforementioned claims relating to the Resource Network Subsidiaries cannot be predicted with any degree of certainty.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. (“TBOB”) filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant’s prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services (“CPS”) and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

certain expenses to the CPS business and failing to fulfill the company’s commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.3 million as of June 30, 2002, using the contractual rate of 18%, has not been recorded in the company’s condensed consolidated financial statements because TBOB’s claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC’s estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of Chapter 11 of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB’s legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the bankruptcy proceedings. Management does not believe that final resolution of this matter will have a material adverse impact on the company’s financial position or results of operations.

     Internal Revenue Service Negotiations. CHC and the Internal Revenue Service have been negotiating over a notice of deficiency issued by the Internal Revenue Service. See Note 7 for further details.

     Alan Furst et al. v. Stephen Feinberg, et al. Alan Furst and Michael S. Harrison, individually and on behalf of all persons similarly situated, filed a complaint in the United States District Court for the District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company’s principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A Second Amended Class Action Complaint (the “Second Amended Complaint”) was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except the company’s Chief Executive Officer and a former member of the Board of Directors of CHC, and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co. as defendants. The plaintiffs’ purported class action suit alleges that the defendants artificially depressed the trading price of the company’s publicly traded shares and created the false impression that stockholders’ equity was decreasing in value and was ultimately worthless. The plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the “Third Amended Complaint”) was filed naming the same defendants as the Second Amended Complaint. The plaintiffs’ allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of Coram. All defendants moved to dismiss the Third Amended Complaint for failure to state a claim upon which relief can be granted and, in connection therewith, on May 6, 2002 the judge granted the motion and denied plaintiffs’ request for leave to replead. The plaintiffs filed a timely appeal to the United States Court of Appeals for the Third Circuit and filed their brief in that court on July 24, 2002. Defendants have until August 23, 2002 to file and serve the appellee’s brief. To date, the company’s directors and officers liability insurance carrier has paid the costs of defense of the officers and directors who are defendants in this matter. Management cannot predict the outcome of the pending appeal nor any subsequent proceeding should the appellate court reverse the judge’s ruling, and management cannot predict the scope and nature of any indemnity obligation the insurance carrier may have.

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

     The company and its subsidiaries are also parties to various other legal actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports submitted to Medicare and examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare and Medicaid Services (“CMS”) (formerly the Health Care Financing Administration). Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively “Caremark”), Caremark assigned and transferred to the company all of Caremark’s claims and causes of action against Caremark’s independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company’s lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999, and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgment with regard to a portion of Caremark’s claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial date is being rescheduled from a previously scheduled preliminary date in December 2002. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician’s family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company’s common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 6), at December 31, 2001 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2002. However, in light of the company’s recurring operational losses during each of the years in the three year period ended December 31, 2001 and the potential significant goodwill impairment charge discussed in Note 1, management’s ability to maintain an appropriate level of stockholders’ equity at December 31, 2002, for compliance as of January 1, 2003, cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances upon the referring physician. Some of such penalties can be imposed regardless of whether the company intended to violate the law.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Because referrals of the company’s patients with such government-sponsored benefit programs comprised approximately 25% of the company’s consolidated net revenue for both the six months ended June 30, 2002 and the year ended December 31, 2001, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company’s business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration (the predecessor to The Centers for Medicare and Medicaid Services), but such waiver request was denied.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10. DEBTOR/NON-DEBTOR CONDENSED FINANCIAL STATEMENTS

     The following Condensed Consolidating Financial Statements are presented in accordance with SOP 90-7 (in thousands):

Condensed Consolidating Balance Sheet
As of June 30, 2002
(Unaudited)

	Debtors	Non-Debtors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$24,017	$633	$—	$24,650
Cash limited as to use	196	84	—	280
Accounts receivable, net	—	95,895	—	95,895
Inventories	—	13,535	—	13,535
Deferred income taxes, net	—	374	—	374
Other current assets	5,710	2,134	—	7,844

Total current assets	29,923	112,655	—	142,578
Property and equipment, net	4,026	8,897	—	12,923
Deferred income taxes, net	—	1,506	—	1,506
Other deferred costs and intangible assets, net	225	5,300	—	5,525
Goodwill, net	—	180,871	—	180,871
Investments in and advances to wholly-owned subsidiaries, net	236,975	—	(236,975)	—
Other assets	3,459	1,535	—	4,994

Total assets	$274,608	$310,764	$(236,975)	$348,397

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities not subject to compromise:
Accounts payable	$14,464	$11,802	$—	$26,266
Accrued compensation and related liabilities	16,777	8,050	—	24,827
Current maturities of long-term debt	51	9	—	60
Insurance note payable	1,927	—	—	1,927
Income taxes payable	17	96	—	113
Deferred income taxes	—	1,753	—	1,753
Accrued merger and restructuring costs	341	29	—	370
Accrued reorganization costs	8,518	—	—	8,518
Other accrued liabilities, including interest payable	2,908	4,309	(250)	6,967

Total current liabilities not subject to compromise	45,003	26,048	(250)	70,801
Total current liabilities subject to compromise	139,044	—	—	139,044

Total current liabilities	184,047	26,048	(250)	209,845
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	101	11	—	112
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,618	659	—	6,277
Income taxes payable	—	18,510	—	18,510
Other liabilities	—	1,901	—	1,901
Deferred income taxes	—	127	—	127
Net liabilities of discontinued operations	—	26,533	250	26,783

Total liabilities	189,766	73,789	—	263,555
Net assets, including amounts due to Debtors	—	236,975	(236,975)	—
Total stockholders’ equity	84,842	—	—	84,842

Total liabilities and stockholders’ equity	$274,608	$310,764	$(236,975)	$348,397

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2001

	Debtors	Non-Debtors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$20,796	$543	$—	$21,339
Cash limited as to use	185	84	—	269
Accounts receivable, net	—	88,567	—	88,567
Inventories	—	13,557	—	13,557
Deferred income taxes, net	—	178	—	178
Other current assets	2,990	1,833	—	4,823

Total current assets	23,971	104,762	—	128,733
Property and equipment, net	3,639	11,391	—	15,030
Deferred income taxes, net	—	719	—	719
Other deferred costs and intangible assets, net	271	5,999	—	6,270
Goodwill, net	—	180,871	—	180,871
Investments in and advances to wholly-owned subsidiaries, net	231,642	—	(231,642)	—
Other assets	3,559	1,284	—	4,843

Total assets	$263,082	$305,026	$(231,642)	$336,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$11,642	$12,500	$—	$24,142
Accrued compensation and related liabilities	17,926	8,423	—	26,349
Current maturities of long-term debt	51	9	—	60
Income taxes payable	1	315	—	316
Deferred income taxes	—	462	—	462
Accrued merger and restructuring costs	435	148	—	583
Accrued reorganization costs	7,742	—	—	7,742
Other accrued liabilities, including interest payable	2,299	4,187	(250)	6,236

Total current liabilities not subject to compromise	40,096	26,044	(250)	65,890
Total current liabilities subject to compromise	139,044	—	—	139,044

Total current liabilities	179,140	26,044	(250)	204,934
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	135	15	—	150
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,618	672	—	6,290
Income taxes payable	—	17,784	—	17,784
Other liabilities	—	1,901	—	1,901
Deferred income taxes	—	435	—	435
Net liabilities of discontinued operations	—	26,533	250	26,783

Total liabilities	184,893	73,384	—	258,277
Net assets, including amounts due to Debtors	—	231,642	(231,642)	—
Total stockholders’ equity	78,189	—	—	78,189

Total liabilities and stockholders’ equity	$263,082	$305,026	$(231,642)	$336,466

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2002
(Unaudited)

	Debtors	Non-Debtors	Eliminations	Consolidated

Net revenue	$—	$210,413	$—	$210,413
Cost of service	—	151,429	—	151,429

Gross profit	—	58,984	—	58,984
Operating expenses:
Selling, general and administrative expenses	9,017	33,306	—	42,323
Provision for estimated uncollectible accounts	—	8,220	—	8,220
Restructuring cost recovery	—	(13)	—	(13)

Total operating expenses	9,017	41,513	—	50,530

Operating income (loss) from continuing operations	(9,017)	17,471	—	8,454
Other income (expense):
Interest income	117	92	—	209
Interest expense	(28)	(733)	—	(761)
Gain on sale of business	—	46	—	46
Equity in net income of wholly-owned subsidiaries	18,099	—	(18,099)	—
Equity in net income of unconsolidated joint ventures	—	638	—	638
Other income, net	1	998	—	999

Income from continuing operations before reorganization expenses, income taxes and minority interests	9,172	18,512	(18,099)	9,585
Reorganization expenses, net	2,533	—	—	2,533

Income from continuing operations before income taxes and minority interests	6,639	18,512	(18,099)	7,052
Income tax expense	—	38	—	38
Minority interests in net income of consolidated joint ventures	—	375	—	375

Net income	$6,639	$18,099	$(18,099)	$6,639

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2001
(Unaudited)

	Debtors	Non-Debtors	Eliminations	Consolidated

Net revenue	$—	$193,684	$—	$193,684
Cost of service	—	138,658	—	138,658

Gross profit	—	55,026	—	55,026
Operating expenses:
Selling, general and administrative expenses	8,961	32,778	—	41,739
Provision for estimated uncollectible accounts	—	5,928	—	5,928
Amortization of goodwill	—	4,849	—	4,849
Restructuring cost recovery	—	(583)	—	(583)

Total operating expenses	8,961	42,972	—	51,933

Operating income (loss) from continuing operations	(8,961)	12,054	—	3,093
Other income (expense):
Interest income	863	94	—	957
Interest expense	(700)	(1,512)	—	(2,212)
Equity in net income of wholly-owned subsidiaries	10,707	—	(10,707)	—
Equity in net income of unconsolidated joint ventures	—	468	—	468
Other income, net	1	37	—	38

Income from continuing operations before reorganization expenses, income taxes and minority interests	1,910	11,141	(10,707)	2,344
Reorganization expenses, net	6,264	—	—	6,264

Income (loss) from continuing operations before income taxes and minority interests	(4,354)	11,141	(10,707)	(3,920)
Income tax expense	—	100	—	100
Minority interests in net income of consolidated joint ventures	—	334	—	334

Net income (loss)	$(4,354)	$10,707	$(10,707)	$(4,354)

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002
(Unaudited)

	Debtors	Non-Debtors	Consolidated

Net cash provided by (used in) continuing operations before reorganization items	$(5,667)	$14,248	$8,581
Net cash used by reorganization items	(2,282)	—	(2,282)

Net cash provided by (used in) continuing operations (net of reorganization items)	(7,949)	14,248	6,299

Cash flows from investing activities:
Purchases of property and equipment	(1,779)	(1,064)	(2,843)
Cash advances from wholly-owned subsidiaries	12,782	(12,782)	—
Proceeds from sale of business	—	85	85
Proceeds from dispositions of property and equipment	1	4	5

Net cash provided by (used in) investing activities	11,004	(13,757)	(2,753)

Cash flows from financing activities:
Principal payments of debt obligations	(34)	(4)	(38)
Refund of deposits to collateralize letters of credit	200	—	200
Cash distributions to minority interests	—	(397)	(397)

Net cash provided by (used in) financing activities	166	(401)	(235)

Net increase in cash from continuing operations	$3,221	$90	$3,311

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2001
(Unaudited)

	Debtors	Non-Debtors	Consolidated

Net cash provided by (used in) continuing operations before reorganization items	$(4,579)	$12,863	$8,284
Net cash used by reorganization items	(5,708)	—	(5,708)

Net cash provided by (used in) continuing operations (net of reorganization items)	(10,287)	12,863	2,576

Cash flows from investing activities:
Purchases of property and equipment	(558)	(2,106)	(2,664)
Cash advances from wholly-owned subsidiaries	10,707	(10,707)	—
Proceeds from dispositions of property and equipment	6	59	65

Net cash provided by (used in) investing activities	10,155	(12,754)	(2,599)

Cash flows from financing activities:
Principal payments of debt obligations	—	(155)	(155)
Deposits to collateralize letters of credit, net	(2,095)	—	(2,095)
Cash distributions paid to minority interests	—	(308)	(308)

Net cash used in financing activities	(2,095)	(463)	(2,558)

Net decrease in cash from continuing operations	$(2,227)	$(354)	$(2,581)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) that are based on the beliefs of, assumptions made by, and information currently available to, the management of Coram. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. The company’s actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”) (CHC and CI are henceforth collectively referred to as the “Debtors”) and certain other factors, which are described in greater detail in Coram’s Annual Report on Form 10-K for the year ended December 31, 2001 under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors’ bankruptcy filings and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors’ Chapter 11 bankruptcy cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization filed in the Chapter 11 bankruptcy cases could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 to the company’s condensed consolidated financial statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Background and Certain Important Bankruptcy Court Activities

     During 2002 and 2001, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada.

(I) Reorganization Under Chapter 11 of Title 11 of the United States Code

     The Debtors’ filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the

Bankruptcy Code. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases, and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of the company’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 to the company’s condensed consolidated financial statements for further details.

     On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under the Bankruptcy Code, Case No.s 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). The Resource Network subsidiaries are now being liquidated pursuant to a plan of liquidation. All of the R-Net locations have been closed in connection with the pending liquidation of the Resource Network Subsidiaries. Additionally, Coram employees who were members of the Resource Network Subsidiaries’ Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the R-Net Board of Directors to manage and operate the liquidation of the R-Net business. See Notes 1 and 3 to the company’s condensed consolidated financial statements for further details.

(II) The Debtors’ First Joint Plan of Reorganization and Related Activities

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the “Joint Plan”) and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the “Restated Joint Plan”) and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company’s Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) into (a) a four-year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC’s obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would have been dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI as the surviving entity would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors’ Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors’ largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 6 and 8 to the company’s condensed consolidated financial statements for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the “CI Preferred Stock.” The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company’s stockholders’ equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption for the year ended December 31, 2001. See Note 9 to the company’s condensed consolidated financial statements for further discussion regarding Stark II.

(III) The Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of Equity Security Holders (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s Chief Executive Officer, a former member of the Board of Directors of CHC and Cerberus Partners, L.P. (a party to the company’s debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement). On February 26, 2001, the Bankruptcy Court denied said motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors’ motion to appoint Goldin Associates, L.L.C. (“Goldin”) as independent restructuring advisor to the Independent Committee of the Board of Directors of CHC (the “Independent Committee”). Among other things, the scope of Goldin’s services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee’s motion to terminate the Debtors’ exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors’ exclusive period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC’s equity holders was subsequently extended to November 12, 2001).

     On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court extended exclusivity to January 2, 2002. Thereafter, the Debtors’ exclusivity period terminated.

     Based upon Goldin’s findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C (the “Goldin Report”), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the “Second Disclosure Statement”), with respect to their Second Joint Plan of Reorganization, as amended (the “Second Joint Plan”). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin’s recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

•	the payment of up to $3.0 million to the holders of allowed general unsecured claims of CHC;

•	the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

•	cancellation of the issued and outstanding CI Preferred Stock; and

•	a $7.5 million reduction in certain performance bonuses payable to the company’s Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as, the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries’ bankruptcy cases filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

     The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. The Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders, if certain conditions of the Bankruptcy Code are satisfied. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan for the reasons set forth in an accompanying opinion. The Debtors appealed the Bankruptcy Court’s order denying confirmation of the Second Joint Plan; however, such appeal was subsequently dismissed.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of the CI Preferred Stock (see Notes 6 and 8 to the company’s condensed consolidated financial statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company’s stockholders’ equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. As a result, the company is covered by the Stark II public company exemption through the year ending December 31, 2002. See Note 9 to the company’s condensed consolidated financial statements for further discussion regarding Stark II.

(IV) Appointment of Chapter 11 Trustee and Bankruptcy-Related Activities Subsequent to December 31, 2001

     On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors’ noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied without prejudice a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against the company’s Chief Executive Officer, the Board of Directors of CHC, Cerberus Partners, L.P. (“Cerberus”), a Cerberus principal and the company’s other noteholders. Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders’ meeting and (ii) to modify certain aspects of CI’s corporate governance structure.

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the Bankruptcy Court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization or file a report as to why a plan of reorganization would not be filed. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under the Bankruptcy Code.

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee this management.

     After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any other changes to the company’s existing management or organizational structure through August 16, 2002, including retaining Daniel D. Crowley as Chief Executive Officer.

     On or about July 24, 2002, the Bankruptcy Court approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors’ existing bank accounts, (ii) continued use of the company’s business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

(V) Other Bankruptcy-Related Matters

     Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from the determination by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 9 to the company’s condensed consolidated financial statements regarding the Official Committee of Unsecured Creditors in the Resource Network Subsidiaries’ bankruptcy proceedings.

     The holders of the CI Preferred Stock continue to maintain a claim position within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preference. Notwithstanding the debt to equity exchanges, the aforementioned holders’ priority in the Bankruptcy Cases will be no less than it was immediately prior to said exchanges.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee.

     Critical Accounting Policies

     The condensed consolidated financial statements include the accounts of CHC, its subsidiaries, including CI (CHC’s wholly-owned direct subsidiary), and joint ventures that are considered to be under the control of CHC. As discussed above, CI is a party to the Bankruptcy Cases that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

     The company’s management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical policies in relation to the company’s condensed consolidated financial statements, as well as, those that most require management’s judgment. Refer to Note 2 to the consolidated financial statements and “Critical Accounting Policies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Coram’s Annual Report on Form 10-K for the year ended December 31, 2001 for a description of these critical accounting policies. Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving its enterprise-wide information systems.

     Goodwill and Other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which eliminated the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The company adopted Statement 142 on January 1, 2002.

     Through December 31, 2001, the company recorded accumulated goodwill amortization of approximately $97.6 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $9.7 million ($0.20 per share) for the year ending December 31, 2002. For the three and six months ended June 30, 2001, the company recognized goodwill amortization expense of approximately $2.4 million and $4.8 million, respectively, with no comparable expense for the three and six months ended June 30, 2002.

     Management is in the process of testing goodwill for impairment using the two-step process prescribed by Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the second quarter of 2002, management utilized estimates of the enterprise value of the company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the company’s corresponding net assets as of that date. Based on the results of such test, management believes that a potentially significant impairment of the company’s $180.9 million goodwill exists. However, determining the amount of such impairment, which constitutes the second step of the process described in Statement 142, requires management to identify the implied fair value of the company’s goodwill. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to a plan or plans of reorganization set forth by the company’s Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the amount of the goodwill impairment charge, if any, will consider the Debtors’ plan or plans of reorganization and the underlying enterprise valuation. Management anticipates recording any required goodwill impairment charge during the quarter ending December 31, 2002. Moreover, any goodwill impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in an accounting principle in a restated first quarter 2002. Accordingly, the results of operations and financial position of the company for the first quarter of 2002 could be restated.

     Further, if the company recognizes a material goodwill impairment charge during 2002, stockholders’ equity may be less than $75 million as of December 31, 2002, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2003. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail in Note 9 of the company’s condensed consolidated financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as far as they relate to the disposal of a segment of a business. The company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the company’s results of operations or financial position.

     Capitalized Software Development Costs. Costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use (“SOP 98-1”). Amortization is computed using the straight-line method over estimated useful lives generally ranging from one to five years. For the three and six months ended June 30, 2002, software development costs totaling $0.5 million and $0.9 million, respectively, have been capitalized in accordance with SOP 98-1.

RESULTS OF OPERATIONS

     As discussed in Note 3 to the company’s condensed consolidated financial statements, the company considers R-Net’s operating results as part of discontinued operations; however, for the three and six months ended June 30, 2002 and 2001, the Resource Network Subsidiaries had no operations.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net Revenue. Net revenue increased $9.5 million or 9.6% to $108.4 million during the three months ended June 30, 2002 from $98.9 million during the three months ended June 30, 2001. The increase is primarily attributable to revenue increases in the company’s core infusion therapies, including a combined $10.2 million increase in net revenue from coagulant and blood clotting, intravenous immunoglobulin and anti-infective therapies. Such net revenue increases were offset by adverse changes in the average wholesale price (“AWP”) reimbursement rates for certain anti-infective drugs, as further discussed below.

     Effective July 1, 2001, the AWP reimbursement rates for a certain brand of the antibiotic drug, Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $2.8 million or 60.9% to $1.8 million during the three months ended June 30, 2002 from $4.6 million during the three months ended June 30, 2001. The net revenue reduction included an unfavorable pricing variance of $3.6 million related to the adverse AWP reimbursement rate changes, which was offset by an increase in volume.

     Gross Profit. Gross profit increased $1.5 million to $31.3 million or a gross margin of 28.9% during the three months ended June 30, 2002 from $29.8 million or a gross margin of 30.1% during the three months ended June 30, 2001. The gross margin percentage decrease is primarily due to the larger proportion of coagulant and blood clotting therapies in the company’s therapy mix. Such therapies generally have a higher product cost as a percentage of net revenue than the company’s other core therapies. Also contributing to the gross margin percentage decrease were the reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company’s operations.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.2 million or 0.9% to $21.3 million during the three months ended June 30, 2002 from $21.1 million during the three months ended June 30, 2001. This increase reflects compensation and consulting expenses incurred to improve the company’s information systems. Such expenses totaled $0.8 million and $0.2 million during the three months ended June 30, 2002 and 2001, respectively. Additionally, in connection with the implementation of the new information systems, the company recognized increased depreciation and amortization costs of approximately $0.4 million during the three months ended June 30, 2002. The company also incurred an incremental $0.8 million to enhance its sales force during the three months ended June 30, 2002 compared to the corresponding 2001 period.

     Offsetting the above expense increases were a $1.7 million decrease in expenses related to management incentive compensation and a $0.5 million decrease in amortization expense related to the company’s commercial payor contracts intangible asset, which became fully amortized during the three months ended March 31, 2002.

     In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to net revenue growth.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $5.1 million or 4.7% of net revenue during the three months ended June 30, 2002, compared to $3.0 million or 3.0% of net revenue during the three months ended June 30, 2001. The increased provision for estimated uncollectible accounts as a percentage of net revenue reflects a deterioration in cash collections and accounts receivable related to the consolidation of several of the company’s infusion business Patient Financial Service Centers (reimbursement sites) during the first and second quarters of 2001 and correspondingly higher reserve requirements. See Note 1 to the company’s condensed consolidated financial statements for further details. During 2001 and continuing into 2002, Coram’s management put in place action plans aimed at enhancing timely reimbursements by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement personnel and concentration of the company’s expertise and managerial resources into the most affected reimbursement locations. The higher provision for estimated uncollectible accounts as a percentage of net revenue reflects management’s best estimate of bad debt expense for the year ending December 31, 2002. However, there can be no assurances that such provisions will be adequate or that the factors adversely affecting the company’s bad debt expense will not continue in the future.

     Interest Income. Interest income decreased $0.4 million to $0.1 million during the three months ended June 30, 2002 from $0.5 million during the three months ended June 30, 2001, principally reflecting lower available returns on overnight cash investments and a greater interest income allocation to reorganization costs.

     Interest Expense. Interest expense decreased $1.2 million to $0.4 million during the three months ended June 30, 2002 from $1.6 million during the three months ended June 30, 2001. Both periods primarily reflect the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 7 to the company’s condensed consolidated financial statements. Moreover, during the three months ended June 30, 2001, a change of estimate related to the aggregate cumulative interest on the proposed settlement with the Internal Revenue Service was recognized, resulting in an incremental $0.8 million interest expense adjustment. In addition, during the three months ended June 30, 2001 the company recognized approximately $0.4 million of interest expense related to its debtor-in-possession financing agreement. Both periods reflect the non-recognition of interest expense related to the Series A Notes and the Series B Notes subsequent to the execution of exchange agreements on December 29, 2000 and December 31, 2001, which qualified as troubled debt restructurings (see Notes 6 and 8 to the company’s condensed consolidated financial statements for further details).

     Other Income, Net. During the three months ended June 30, 2002, the company recognized $1.0 million in other income, net, compared to a nominal amount during the three months ended June 30, 2001. During the three months ended June 30, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. Such income recognition was predicated on a settlement agreement that is scheduled to be heard in the Bankruptcy Court on August 22, 2002.

     Reorganization Expenses, Net. During the three months ended June 30, 2002, the company recognized $0.5 million in net reorganization expenses related to the Bankruptcy Cases, compared to $3.4 million during the three months ended June 30, 2001. These expenses include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The greater expense in the 2001 period included $0.4 million accrued by the Debtors under key employee retention plans, whereas no comparable expense was incurred during the three months ended June 30, 2002. Moreover, the company recorded $0.6 million and $3.1 million of professional fees during the three months ended June 30, 2002 and 2001, respectively. The Chapter 11 trustee has been evaluating the needs for services of the professionals previously engaged by the Debtors while debtors-in-possession. In some cases, certain of these professionals will no longer render services on behalf of the Debtors. See Note 2 to the company’s condensed consolidated financial statements for further details, including motions submitted by the Chapter 11 trustee related to administrative professionals that have been granted by the Bankruptcy Court.

     Income Tax Expense. See Note 7 to the company’s condensed consolidated financial statements for discussion of the variance between the statutory income tax rate and the company’s effective income tax rate.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net Revenue. Net revenue increased $16.7 million or 8.6% to $210.4 million during the six months ended June 30, 2002 from $193.7 million during the six months ended June 30, 2001. The increase is primarily attributable to revenue increases in the company’s core infusion therapies, including a combined $17.6 million increase in net revenue from coagulant and blood clotting, intravenous immunoglobulin and anti-infective therapies. Such net revenue increases were offset by adverse changes in the average wholesale price (“AWP”) reimbursement rates for certain anti-infective drugs, as further discussed below.

     Effective July 1, 2001, the AWP reimbursement rates for a certain brand of the antibiotic drug Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $4.7 million or 57.3% to $3.5 million during the six months ended June 30, 2002 from $8.2 million during the six months ended June 30, 2001. The net revenue reduction included an unfavorable pricing variance of $6.7 million related to the adverse AWP reimbursement rate changes, which was offset by an increase in volume.

     Gross Profit. Gross profit increased $4.0 million to $59.0 million or a gross margin of 28.0% during the six months ended June 30, 2002 from $55.0 million or a gross margin of 28.4% during the six months ended June 30, 2001. The gross margin percentage decrease is primarily due to the larger proportion of coagulant and blood clotting therapies in the company’s therapy mix. Such therapies generally have a higher product cost as a percentage of net revenue than the company’s other core therapies. Also contributing to the gross margin percentage decrease were the reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company’s operations.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.6 million or 1.4% to $42.3 million during the six months ended June 30, 2002 from $41.7 million during the six months ended June 30, 2001. This increase reflects compensation and consulting expenses incurred to improve the company’s information systems. Such expenses totaled $1.5 million and $0.3 million during the six months ended June 30, 2002 and 2001, respectively. Additionally, in connection with the implementation of the new information systems, the company recognized increased depreciation and amortization costs of approximately $0.4 million during the six months ended June 30, 2002. The company also incurred an incremental $1.6 million to enhance its sales force during the six months ended June 30, 2002 compared to the corresponding 2001 period.

     Offsetting the above expense increases were a $2.8 million decrease in expenses related to management incentive compensation and a $0.5 million decrease in amortization expense related to the company’s commercial payor contracts intangible asset, which became fully amortized during the six months ended June 30, 2002.

     In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to net revenue growth.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $8.2 million or 3.9% of net revenue during the six months ended June 30, 2002, compared to $5.9 million or 3.1% of net revenue during the six months ended June 30, 2001. The increased provision for estimated uncollectible accounts as a percentage of net revenue reflects a deterioration in cash collections and accounts receivable related to the consolidation of several of the company’s infusion business Patient Financial Service Centers (reimbursement sites) during the first and second quarters of 2001 and correspondingly higher reserve requirements. See Note 1 to the company’s condensed consolidated financial statements for further details. During 2001 and continuing into 2002, Coram’s management put in place action plans aimed at enhancing timely reimbursements by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement personnel and concentration of the company’s expertise and managerial resources into the most affected reimbursement locations. The higher provision for estimated uncollectible accounts as a percentage of net revenue reflects management’s best estimate of bad debt expense for the year ending December 31, 2002. However, there can be no assurances that such provisions will be adequate or that the factors adversely affecting the company’s bad debt expense will not continue in the future.

     Restructuring Cost Recovery. During the six months ended June 30, 2001, the company recognized restructuring cost recoveries of $0.6 million related to the assumption of one of the company’s real property leases by a third party and certain changes in estimates attributable to severance liabilities. Such items were previously reserved for as part of accrued merger and restructuring costs.

     Interest Income. Interest income decreased $0.8 million to $0.2 million during the six months ended June 30, 2002 from $1.0 million during the six months ended June 30, 2001, principally reflecting lower available returns on overnight cash investments and a greater interest income allocation to reorganization costs.

     Interest Expense. Interest expense decreased $1.4 million to $0.8 million during the six months ended June 30, 2002 from $2.2 million in the six months ended June 30, 2001. Both periods primarily reflect the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 7 to the company’s condensed consolidated financial statements. Moreover, during the six months ended June 30, 2001, a change of estimate related to the aggregate cumulative interest on the proposed settlement with the Internal Revenue Service was recognized, resulting in an incremental $0.8 million interest expense adjustment. In addition, during the six months ended June 30, 2001 the company recognized approximately $0.5 million of interest expense related to its debtor-in-possession financing agreement. Both periods also reflect the non-recognition of interest expense related to the Series A Notes and the Series B Notes subsequent to the execution of exchange agreements on December 29, 2000 and December 31, 2001, which qualified as troubled debt restructurings (see Notes 6 and 8 to the company’s condensed consolidated financial statements for further details).

     Gain on Sale of Business. During January 2002, the company finalized the sale of a durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain (see Note 2 to the company’s condensed consolidated financial statements).

     Other Income, Net. During the six months ended June 30, 2002, the company recognized $1.0 million in other income, net, compared to a nominal amount during the six months ended June 30, 2001. During the six months ended June 30, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. Such income recognition was predicated on a settlement agreement that is scheduled to be heard in the Bankruptcy Court on August 22, 2002.

     Reorganization Expenses, Net. During the six months ended June 30, 2002, the company recognized $2.5 million in net reorganization expenses related to the Bankruptcy Cases, compared to $6.3 million during the six months ended June 30, 2001. These expenses include, but are not limited to, professional fees, expenses related to key employee retention plans,

Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The greater expense during the 2001 period included $1.1 million accrued by the Debtors under key employee retention plans, whereas no comparable expense was incurred during the six months ended June 30, 2002. Moreover, the company recorded $2.7 million and $5.2 million of professional fees during the six months ended June 30, 2002 and 2001, respectively. The Chapter 11 trustee has been evaluating the needs for services of the professionals previously engaged by the Debtors while debtors-in-possession. In some cases, certain of these professionals will no longer render services on behalf of the Debtors. See Note 2 to the company’s condensed consolidated financial statements for further details, including motions submitted by the Chapter 11 trustee related to administrative professionals that have been granted by the Bankruptcy Court.

     Income Tax Expense. See Note 7 to the company’s condensed consolidated financial statements for discussion of the variance between the statutory income tax rate and the company’s effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Bankruptcy Cases. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on August 8, 2000. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. Although the filing of the Bankruptcy Cases constitutes a default under the company’s principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases. Parties affected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. See Note 2 to the company’s condensed consolidated financial statements for further details.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at June 30, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and other Debt Obligations. The Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility and the Securities Exchange Agreement), as of August 30, 2000 (the “DIP Agreement”). The DIP Agreement provided that the Debtors could access, as necessary, up to $40 million depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP Agreement. The DIP Agreement expired by its terms on August 31, 2001 with the company making no draw-downs thereunder through the term of the financing. See Note 6 to the company’s condensed consolidated financial statements for further details.

     On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. Effective February 6, 2001, the lenders thereto and the company terminated the Senior Credit Facility. See Note 6 to the company’s condensed consolidated financial statements for further details. In connection with the termination of the Senior Credit Facility and pursuant to an order of the Bankruptcy Court, in February 2001, the company established irrevocable letters of credit aggregating $2.1 million through Wells Fargo Bank Minnesota, NA (“Wells Fargo”). Such letters of credit have been reduced to approximately $0.9 million at June 30, 2002 and are fully secured by interest-bearing cash deposits of the company held by Wells Fargo. These letters of credit have maturity dates in February 2003. Due to certain hemophilia and intravenous immunoglobulin product shortages and the pendency of the Bankruptcy Cases, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients’ medical needs.

     The company’s Series A Notes and Series B Notes were not paid on their June 30, 2002 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. See Note 6 to the company’s condensed consolidated financial statements for further details.

     General. The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors’ bankruptcy filings and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization filed in the Bankruptcy Cases could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 of the company’s condensed consolidated financial statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

     Coram used cash on hand to fund its reorganization activities, working capital requirements and operations for the six months ended June 30, 2002. Working capital at June 30, 2002 was a deficit of $67.3 million compared to a working capital deficit of $76.2 million at December 31, 2001, a reduction in the working capital deficit of $8.9 million. This change in working capital is primarily due to: (i) an increase in net accounts receivable of $7.3 million, (ii) a $3.3 million increase in cash and cash equivalents, (iii) a $3.0 million increase in other current assets, (iv) a $1.5 million decrease in accrued compensation and related liabilities, (v) a $2.9 million increase in accounts payable and accrued reorganization costs, (vi) a $1.9 million insurance note payable and (vii) a $1.3 million increase in deferred income tax liabilities.

     Cash used in investing activities for the six months ended June 30, 2002 was $2.8 million. Of that amount, $1.6 million related to capital expenditures to upgrade Coram’s company-wide information systems, with the balance reflecting purchases of property and equipment to support the new information systems at the branch level and purchases in the normal course of business, partially offset by $0.1 million from the proceeds on the sale of a durable medical equipment business located in New Orleans, Louisiana.

     Management believes that the net costs for the Bankruptcy Cases will result in significant use of cash for the remainder of the year ending December 31, 2002. These costs principally consist of professional fees and expenses and certain proposed employee retention payments. On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Moreover, subsequent to the appointment of the Chapter 11 trustee on March 7, 2002 and through August 16, 2002, no amounts have been paid to professionals in connection with the Bankruptcy Cases. Management believes that such costs, when authorized for payment by the Chapter 11 trustee, will be funded through available cash balances and cash provided by operations.

     Management cannot predict whether any future objections of the Official Committee of the Equity Security Holders or other interested parties in the Bankruptcy Cases will be forthcoming. Outcomes unfavorable to the company or unknown additional actions could require the company and the Debtors to access significant additional funds. See Notes 2 and 9 to the company’s condensed consolidated financial statements for further details.

     In August 2002, the Chapter 11 trustee filed two motions with the Bankruptcy Court wherein settlements were proposed that would result in cash proceeds of approximately $2.0 million for the benefit of the Debtors’ estates, including the settlement relating to the escrow deposit in connection with certain 1997 dispositions of lithotripsy partnerships. Although there can be no assurances, management believes that, after the corresponding Bankruptcy Court hearing scheduled for August 22, 2002, such settlement amounts will be realized during the quarter ending September 30, 2002.

     In July 2002, the Chapter 11 trustee filed motions with the Bankruptcy Court requesting approval to (i) relocate the Debtors’ Santa Barbara, California facility to a new location at a cost of approximately $0.2 million and (ii) make a settlement payment of approximately $0.4 million to a former Chief Executive Officer of the company to resolve certain contractual disputes relating to severance obligations. If approved by the Bankruptcy Court, the company intends to fund such payments with available cash balances and cash provided by operations.

     The company sponsors a Management Incentive Plan (“MIP”), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally sales in the company’s core infusion therapies, cash collections and earnings before interest expense, taxes, reorganization expenses, restructuring costs, depreciation and amortization), as well as, individual performance targets and objectives. On March 20, 2001, the CHC Compensation Committee of the Board of Directors approved an overall award of approximately $13.6 million for the year ended December 31, 2000 for those individuals participating in the MIP. On September 7, 2001, the Bankruptcy Court approved payment of up to approximately $2.7 million for the 2000 MIP to all individuals participating in the MIP, except for the amounts due to Daniel D. Crowley, the company’s Chief Executive Officer. In connection therewith, payments to those individuals were made in September 2001. Pursuant to the provisions of the 2001 MIP, which was previously approved by CHC’s Compensation Committee of the Board of Directors, the executives included thereunder are entitled to an aggregate payment of approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, except as indicated below. The Chapter 11 trustee agreed separately with each of the company’s Chief Executive Officer and its Executive Vice President: (i) not to request any 2001 MIP payment to the Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company’s Executive Vice President is otherwise entitled. If granted, the motion would (i) withdraw a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdraw the Debtors’ previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) the company’s Chief Executive Officer and Executive Vice President will retain the right to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee does not intend to seek approval of a key employee retention plan for the year ending December 31, 2002. Additionally, the Chapter 11 trustee will retain the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization. Pursuant to the proposed motion, individuals participating in the MIP must enter into an agreement with CI whereby any amounts paid under the 2001 MIP will be returned in their entirety (less applicable withholdings) in the event that the individual leaves the company voluntarily or is terminated for cause within six months from the effective date of such agreement. Payment of the remaining 2000 MIP amount, the entire 2001 MIP amount and any additional amounts that may accrue to individuals participating in the incentive compensation plans for the year ending December 31, 2002 remains subject to approval by the Bankruptcy Court and, in most cases, the Debtors’ Chapter 11 trustee. If approved, the company intends to fund such incentive compensation plans with available cash balances and cash provided by operations.

     In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2 to the company’s condensed consolidated financial statements, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the company’s condensed consolidated financial statements, will be proposed or opposed in a new plan or plans of reorganization submitted by the Chapter 11 trustee or any other interested party. However, Mr. Crowley has indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation.

     In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers (“D&O”), General and Professional Liability (“GLPL”) and certain other risk management insurance policies. In connection therewith, in 2001 the Bankruptcy Court approved a motion made by the Debtors to enter into an insurance premium financing agreement to finance certain GLPL premiums for the 2001 policy year. On May 9, 2002, pursuant to an order previously entered by the Bankruptcy Court, the Chapter 11 trustee and the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “Financing Agreement”) to finance the payment of premiums under certain insurance policies. Under the terms of the Financing Agreement, CHC made down payments of approximately $1.5 million. The amount financed is approximately $2.7 million and is secured by the unearned premiums and any loss payments under the insurance policies covered by the Financing Agreement. Commencing on May 15, 2002, the amount financed is being paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if CHC does not make the monthly payments called for by the Financing Agreement. No assurances can be given that the Debtors will be able to obtain and/or maintain adequate D&O and GLPL insurance coverage beyond the expiration of the current policies, which generally terminate in early 2003. In the event that the Debtors are unable to obtain and/or maintain such insurance at a price that will be economically viable, there could be a material adverse effect on the company’s operations.

     The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be a part of R-Net’s bankruptcy estate. While management does not expect that such amounts, if any, will be material to the financial condition or cash flows of the company, no assurances can be given as to an estimate of the company’s aggregate future expenditures related to the Resource Network Subsidiaries’ bankruptcy. See Notes 2, 3 and 9 to the company’s condensed consolidated financial statements for further details.

     On June 6, 2002, the Bankruptcy Court granted a motion of the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries and lifted the automatic stay in the Bankruptcy Cases to allow the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries to pursue its claims against the Debtors.

     In November 2001, the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus, Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., the Debtors’ principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the Official Committee of the Unsecured Creditors of the Resource Network Subsidiaries for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the Official Committee of Unsecured Creditors of the Resource Network Subsidiaries, the Bankruptcy Court authorized the Official Committee of the Unsecured Creditors of the Resource Network Subsidiaries to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors’ motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries’ objections to the Debtors’ proof of claims are proceeding with discovery under a case management order. Currently pending before the United States District Court for the District of Delaware are motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations. Principally due to the early stages of this matter, the company cannot predict the outcome of this case nor can it predict the scope and nature of any indemnification that the directors and officers may have with the company’s insurance carrier.

     The ultimate outcome of the aforementioned claims relating to the Resource Network Subsidiaries’ cannot be predicted with any degree of certainty. However, an adverse outcome in some or all of the aforementioned matters could have a materially adverse impact on the financial position and liquidity of the company.

     The CHC Board of Directors approved management’s request to upgrade Coram’s company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll (collectively the “Back Office”) software package and related licenses were procured. The total purchase price for the Back Office software was approximately $1.3 million. All of the Back Office modules were operational before the end of the second quarter, except for the human resource and payroll software modules, which are scheduled to become operational during the quarter ending September 30, 2002. Additionally, management is negotiating with a third party vendor to upgrade and/or replace its billing, accounts receivable, clinical and pharmacy systems (collectively the “Front Office”). Management expects to begin implementation of the Front Office systems during 2002 and 2003. In addition to the aforementioned Back Office software package, substantial internal and external costs have been and will continue to be incurred to implement the Back Office (human resource and payroll modules) and Front Office software solutions. Internal personnel time and expenses and external vendor consultation costs of approximately $4.2 million were expended from January 1, 2001 through June 30, 2002 on these projects. Through June 30, 2002, the company also purchased certain hardware necessary to run the new information systems aggregating approximately $2.9 million; however, supplemental hardware and peripheral equipment will be required in order to make the new software suites fully functional. The company intends to fund its current and future information system capital requirements with its available cash balances and cash provided by operations.

     Coram reached a tentative settlement agreement with the Internal Revenue Service to resolve a dispute regarding certain tax refunds previously received by the company. The settlement, if approved by the Joint Committee of Taxation, the Debtors’ Chapter 11 trustee and, if necessary, the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $8.2 million at August 16, 2002. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment payment plan on favorable terms with the Internal Revenue Service with respect to the proposed settlement amount and payment terms or if the Joint Committee of Taxation, the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount, the financial position and liquidity of the company could be materially adversely affected. See Note 7 to the company’s condensed consolidated financial statements for further details.

     The Balanced Budget Act of 1997 (the “BBA”) required Part A certified home health agencies, as a condition of their participation in the Medicare program, to post surety bonds. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 modified the annual surety bond amounts for home health agencies to require the lesser of 10% of the amount Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare and Medicaid Services (“CMS”) (formerly the Health Care Financing Administration) reviews the bonding requirements. As of August 16, 2002, the company had only one Medicare certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Part B suppliers, although these requirements also are on hold administratively. Virtually all of Coram’s branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being reviewed by state Medicaid programs, and at least one state requires Medicaid suppliers to maintain a surety bond. If such additional state or federal requirements become effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and/or Medicaid programs for some or all of its branch locations. Such bond amounts may be funded in whole or in part through cash generated from operations. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting a bonding requirement may be to obtain bonds through a qualified insurance carrier. No assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements, when they are finalized.

     The principal supplier of Coram’s infusion pumps, Sabratek Corporation (“Sabratek”), filed for protection under Chapter 11 of the United States Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation (“Baxter”) purchased certain Sabratek assets, including Sabratek’s pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek infusion pumps used by Coram. Beginning in January 2000, Coram’s fleet of approximately 5,000 Sabratek 6060 Homerun pumps began to experience malfunctions and failures of various sorts due to inherent flaws in the design of the pump. Pumps needing repair were sent back to Baxter for repair at no cost due to a five-year warranty on pump repairs. Repairs have been made to these pumps and management believes the pump lives have been extended. Management expects that Baxter will extend the period during which it will produce the related tubing and infusion sets necessary for operation of the 6060 Homerun pumps; however, no assurances can be made that Baxter will make such an extension. In a separate matter, Baxter announced that effective March 2003 it will cease production of Sabratek stationary 3030 pumps, related tubing and infusion sets necessary for repairs and operation of these pumps. Management is currently evaluating the company’s options regarding the fleet of approximately 3,000 Sabratek 3030 pumps, including the purchase or leasing of new technology. Although management believes that the company will be able to replace the Sabratek 3030 pumps, no assurances can be given that the sufficient cash generated by operations or other sources of funding will be available.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lapse between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and the time that the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core therapies, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from the company’s accounts receivable may not be sufficient to cover the expenses associated with its business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of the continuing efforts to improve efficiency and overall performance, several Patient Financial Services Centers (reimbursement sites) were consolidated and the related reimbursement positions were eliminated in 2001. By consolidating to fewer sites, management expects to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, over the long-term, patients and payers will receive improved service. Management took certain actions in 2001 to mitigate the potential shortfall in cash collections during and after the transition period. Notwithstanding management’s efforts, since the completion of the reimbursement consolidation plan, the company experienced deterioration in its days sales outstanding (“DSO”), an increase in potentially uncollectible accounts receivable and substantial growth in account receivable. No assurances can be given that the consolidation of the company’s Patient Financial Service Centers will ultimately be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections or that the aforementioned deterioration in DSO and accounts receivable will not continue. If Coram continues to experience these unfavorable trends, the company’s liquidity could be materially adversely affected.

RELATED PARTY TRANSACTIONS

     Refer to Note 4 of the company’s condensed consolidated financial statements, as well as, Part III and Note 10 to the consolidated financial statements included in Coram’s Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion of related party transactions.

RISK FACTORS

     Refer to the caption “Risk Factors” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Coram’s Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of certain risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the company’s exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including, but not limited to, changes in interest rates.

     As of June 30, 2002, the company had outstanding long-term debt of $132.6 million, including $132.3 million which matured on June 30, 2002 and bore interest at 9.0% per annum; however, the $132.3 million was not paid on such date and the creditors’ remedies are currently stayed pursuant to the Bankruptcy Cases. Because substantially all of the interest on the company’s debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 6 to the company’s condensed consolidated financial statements for further details regarding long-term debt.

     The debt to equity exchange transactions described in Note 6 to the company’s condensed consolidated financial statements qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and the provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors did not recognize any interest expense on the Series A Notes and the Series B Notes during six months ended June 30, 2002 and the company will not recognize any interest thereon until a plan or plans of reorganization are approved by the Bankruptcy Court.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 9 to the company’s condensed consolidated financial statements and are incorporated herein by reference.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company’s principal debt agreements is set forth in Note 6 to the company’s condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

	99.1 —	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	99.2 —	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORAM HEALTHCARE CORPORATION

By:	/s/ SCOTT R. DANITZ Scott R. Danitz Senior Vice President, Chief Financial Officer and Treasurer

August 19, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Description

99.1 —	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 —	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002