Form 10-Q
period 2002-09-30
CORAM HEALTHCARE CORP
filed 2002-11-19
CIK 924174

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11343

CORAM HEALTHCARE CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (State of other jurisdiction of incorporation or organization)	33-0615337 (I.R.S. Employer Identification No.)

1675 Broadway Suite 900 Denver, CO (Address of principal executive offices)	80202 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 292-4973

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of November 15, 2002 was 49,638,452.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
Chief Executive Officer Certification
Chief Financial Officer Certification
Settlement, General Release and Waiver of Claims
Settlement and Mutual Release Agreement
Settlement Agreement dated August 26, 2002

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$25,896	$21,339
Cash limited as to use	258	269
Accounts receivable, net of allowances of $22,580 and $19,457	94,340	88,567
Inventories	11,896	13,557
Deferred income taxes, net	256	178
Other current assets	8,424	4,823

Total current assets	141,070	128,733
Property and equipment, net	11,656	15,030
Deferred income taxes, net	1,025	719
Other deferred costs and intangible assets, net (See Note 1)	5,397	6,270
Goodwill, net (See Note 1)	180,871	180,871
Other assets	5,129	4,843

Total assets	$345,148	$336,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$25,153	$24,142
Accrued compensation and related liabilities	21,107	26,349
Current maturities of long-term debt	61	60
Insurance note payable	771	—
Income taxes payable	3,473	316
Deferred income taxes	1,154	462
Accrued merger and restructuring costs	225	583
Accrued reorganization costs	7,324	7,742
Other accrued liabilities, including interest payable	7,318	6,236

Total current liabilities not subject to compromise	66,586	65,890
Total current liabilities subject to compromise (See Note 2)	138,620	139,044

Total current liabilities	205,206	204,934
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	92	150
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	6,243	6,290
Income taxes payable	15,814	17,784
Other liabilities	3,565	1,901
Deferred income taxes	127	435
Net liabilities of discontinued operations	27,313	26,783

Total liabilities	258,360	258,277
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.001, 150,000 shares authorized, 49,638 shares issued and outstanding	50	50
Additional paid-in capital	427,353	427,353
Accumulated deficit	(340,615)	(349,214)

Total stockholders’ equity	86,788	78,189

Total liabilities and stockholders’ equity	$345,148	$336,466

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue	$107,922	$93,762	$318,335	$287,446
Cost of service	77,749	68,651	229,178	207,309

Gross profit	30,173	25,111	89,157	80,137
Operating expenses:
Selling, general and administrative expenses	21,689	19,383	64,012	61,122
Provision for estimated uncollectible accounts	5,131	2,859	13,351	8,787
Amortization of goodwill	—	2,424	—	7,273
Restructuring cost recovery	(100)	—	(113)	(583)

Total operating expenses	26,720	24,666	77,250	76,599

Operating income from continuing operations	3,453	445	11,907	3,538
Other income (expense):
Interest income	97	113	306	1,070
Interest expense (excluding post-petition contractual interest of $3,000 and $9,100 for the three and nine months ended September 30, 2002, respectively, and $3,500 and $10,400 for the three and nine months ended September 30, 2001, respectively)	(404)	(4,072)	(1,165)	(6,284)
Gain on sale of business	—	—	46	—
Equity in net income of unconsolidated joint ventures	394	259	1,032	727
Other income, net	7	9	1,006	47

Income (loss) from continuing operations before reorganization expenses, income taxes and minority interests	3,547	(3,246)	13,132	(902)
Reorganization expenses, net	847	3,739	3,380	10,003

Income (loss) from continuing operations before income taxes and minority interests	2,700	(6,985)	9,752	(10,905)
Income tax expense	33	50	71	150
Minority interests in net income of consolidated joint ventures	177	75	552	409

Income (loss) from continuing operations	2,490	(7,110)	9,129	(11,464)
Loss from disposal of discontinued operations	(530)	—	(530)	—

Net income (loss)	$1,960	$(7,110)	$8,599	$(11,464)

Income (Loss) Per Share:
Basic and Diluted:
Income (loss) from continuing operations	$0.05	$(0.14)	$0.18	$(0.23)
Loss from disposal of discontinued operations	(0.01)	—	(0.01)	—

Net income (loss) per share	$0.04	$(0.14)	$0.17	$(0.23)

Weighted average common shares used in computation of basic income (loss) per share	49,638	49,638	49,638	49,638

Weighted average common shares used in computation of diluted income (loss) per share	49,664	49,638	49,669	49,638

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Net cash provided by continuing operations before reorganization items	$12,896	$5,336
Net cash used by reorganization items	(4,327)	(6,962)

Net cash provided by (used in) continuing operations (net of reorganization items)	8,569	(1,626)

Cash flows from investing activities:
Purchases of property and equipment	(3,639)	(4,792)
Proceeds from sale of business	85	—
Proceeds from dispositions of property and equipment	6	69

Net cash used in investing activities	(3,548)	(4,723)

Cash flows from financing activities:
Principal payments of debt obligations	(57)	(277)
Refund of deposits (payments to) collateralize letters of credit, net	200	(2,095)
Cash distributions to minority interests	(607)	(308)

Net cash used in financing activities	(464)	(2,680)

Net increase (decrease) in cash from continuing operations	$4,557	$(9,029)

Net cash used in discontinued operations	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Business Activity. As of September 30, 2002, Coram Healthcare Corporation (“CHC”) and its subsidiaries (“Coram” or the “company”) were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. (“CI”) (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of the company’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Coram’s focus is on its core alternate site infusion therapy business and the clinical research business operated by its subsidiary, CTI Network, Inc. Accordingly, management’s primary business strategy is to focus Coram’s efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin (“IVIG”), therapies for persons receiving transplants, pain management and coagulant and blood clotting therapies for persons with hemophilia. Management also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. Additionally, a reimbursement site consolidation plan was initiated and completed during 2001. See Note 5 for further details.

     For each of the periods presented, the company’s primary operations and assets were within the United States. The company maintains infusion operations in Canada; however, the assets and revenue from this business are not material to the company’s consolidated operations.

     Prior to January 1, 2000, the company provided ancillary network management services through the Resource Network Subsidiaries, which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. In April 1998, the company entered into a five-year capitated agreement with Aetna U.S. Healthcare, Inc. (“Aetna”) (the “Master Agreement”) for the management and provision of certain home health services, including home infusion, home nursing, respiratory therapy, durable medical equipment, hospice care and home nursing support for several of Aetna’s disease management programs. The agreements that R-Net had for the provision of ancillary network management services, including the Aetna Master Agreement, have been terminated and R-Net is no longer providing any ancillary network management services. On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and on November 12, 1999 the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Resource Network Subsidiaries are proposed to be liquidated, however, as of November 15, 2002, a plan effecting liquidation has not been confirmed by the Bankruptcy Court. See Notes 3 and 9 for further details.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Concentrations of Revenue and Credit Risk. Most of the company’s net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers. The aggregate net revenue from the Medicare and Medicaid programs accounted for approximately 24% and 25% of the company’s consolidated net revenue for the three months ended September 30, 2002 and 2001, respectively. Moreover, such programs comprised approximately 25% and 23% of the company’s consolidated net revenue for the nine months ended September 30, 2002 and 2001, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs. Accounts receivable under the Medicare program represented approximately 35% and 32% of the company’s consolidated accounts receivable as of September 30, 2002 and December 31, 2001, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates.

     The company occasionally accepts fixed fee or capitated fee arrangements. As of September 30, 2002, Coram was a party to only three capitated arrangements. Certain information regarding the company’s capitated agreements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Capitated agreements as a percentage of consolidated net revenue	8.1%	7.2%	8.2%	7.1%

     Approximately 6.6% and 5.9% of the company’s consolidated net revenue for the three months ended September 30, 2002 and 2001, respectively, and 6.9% and 5.7% for the nine months ended September 30, 2002 and 2001, respectively, relate to a capitated agreement that provides services to members in the California marketplace. Such two-year agreement expires by its terms on December 31, 2002 but it is subject to automatic annual renewals absent written notice from one of the contracting parties. Management is currently negotiating a permanent extension and/or renewal contract with the payer’s management.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. However, the company has not recorded any material bad debt expense or bad debt recoveries for the three and nine months ended September 30, 2002 or 2001. Furthermore, management is aware of certain claims, disputes or unresolved matters with third-party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company’s financial position, results of operations or cash flows.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments pursuant to the adoption of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”)) that are, in the opinion of management, necessary for a fair presentation of the company’s financial position, results of operations and cash flows as of and for the interim period presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed consolidated financial statements should be read

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

in conjunction with the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors’ Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization filed in the Bankruptcy Cases could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to obtain necessary financing to fund a recent proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which eliminated the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives. The company adopted Statement 142 on January 1, 2002.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$1,960	$(7,110)	$8,599	$(11,464)
Add back: amortization of goodwill	—	2,424	—	7,273

Adjusted net income (loss)	$1,960	$(4,686)	$8,599	$(4,191)

Reported basic and diluted income (loss) per share	$0.04	$(0.14)	$0.17	$(0.23)
Add back: amortization of goodwill	—	0.05	—	0.15

Adjusted basic and diluted income (loss) per share	$0.04	$(0.09)	$0.17	$(0.08)

     Management is in the process of testing goodwill for impairment using the two-step process prescribed by Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the second quarter of 2002, management utilized estimates of the enterprise value of the company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the company’s corresponding net assets as of that date. Based on the results of such test, management believes that a potentially significant impairment of the company’s $180.9 million goodwill exists. However, determining the amount of such impairment, which constitutes the second step of the process described in Statement 142, requires management to identify the implied fair value of the company’s goodwill. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to a plan or plans of reorganization set forth by the Debtors’ Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the amount of the goodwill impairment charge, if any, will consider, among other things, the company’s enterprise value and management’s best estimates regarding the final disposition of the company’s pre-petition liabilities. Management anticipates recording any required goodwill impairment charge during the quarter ending December 31, 2002. Moreover, any goodwill impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in an accounting principle in a restated first quarter 2002. Accordingly, the results of operations and financial position of the company for the first quarter of 2002 could be restated.

     Further, if the company recognizes a material goodwill impairment charge during 2002, stockholders’ equity may be less than $75 million as of December 31, 2002, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2003. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail in Note 9. In order to determine if there will be a goodwill impairment charge and corresponding Stark II noncompliance, the Chapter 11 trustee is seeking to, among other things, retain investment bankers and financial advisors to provide a valuation of the company. Moreover, the Chapter 11 trustee has initiated discussions with the holders of the Series A Senior Subordinated Unsecured Notes and the Series B Senior Subordinated Unsecured Convertible Notes regarding an exchange of such notes for Coram, Inc. Series A Cumulative Preferred Stock prior to December 31, 2002. However, no assurances can be given at this time that a note exchange, if necessary, would be successfully consummated on or before such date.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The principal components of intangible assets other than goodwill were as follows (in thousands):

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Commercial payor contracts	$13,683	$(13,683)	$13,683	$(13,193)
Patient outcomes database	8,386	(3,192)	8,386	(2,880)
Employee noncompete agreements	3,343	(3,341)	3,343	(3,340)

Total intangible assets	25,412	(20,216)	25,412	(19,413)
Other deferred costs	302	(101)	302	(31)

Total other deferred costs and other intangible assets	$25,714	$(20,317)	$25,714	$(19,444)

     Amortization expense related to intangible assets, included in selling, general and administrative expenses, was $0.1 million and $0.6 million during the three months ended September 30, 2002 and 2001, respectively, and $0.9 million and $1.8 million during the nine months ended September 30, 2002 and 2001, respectively.

     Estimated future amortization expense related to intangible assets for each of the five years beginning on or after January 1, 2002 is as follows (in thousands):

Estimated Future
Years Ending December 31	Amortization Expense

2002	$907
2003	417
2004	416
2005	416
2006	416

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, insofar as they relate to the disposal of a segment of a business. The company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the company’s results of operations or financial position.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the provision for estimated uncollectible accounts. Additionally, the company establishes supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy filings. The provision for estimated uncollectible accounts is periodically adjusted to reflect current collection, write-off and other trends. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has adequate provisions for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. The company’s ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and maximize integration efficiencies related to reimbursement site consolidations and system changes.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of the continuing efforts to improve efficiency and overall performance, several Patient Financial Services Centers (reimbursement sites) were consolidated and the related reimbursement positions were eliminated in 2001. By consolidating to fewer sites, management expects to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, over the long-term, patients and payers will receive improved service. Management took certain actions in 2001 to mitigate the potential shortfall in cash collections during and after the transition period. Notwithstanding management’s efforts, the company experienced deterioration in its days sales outstanding (“DSO”), an increase in potentially uncollectible accounts receivable and substantial growth in accounts receivable. No assurances can be given that the consolidation of the company’s Patient Financial Service Centers will ultimately be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections or that the aforementioned deterioration in DSO and accounts receivable will not continue.

     Capitalized Software Development Costs. Costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use (“SOP 98-1”). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the three and nine months ended September 30, 2002, software development costs aggregating $0.2 million and $1.1 million, respectively, have been capitalized in accordance with SOP 98-1.

     Income (Loss) Per Share. Basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. The company experienced losses from continuing operations for the three and nine months ended September 30, 2001 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive. However, the company experienced income from continuing operations for the three and nine months ended September 30, 2002.

     The following table sets forth the computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator for basic and diluted income per share:
Income (loss) from continuing operations	$2,490	$(7,110)	$9,129	$(11,464)
Loss from disposal of discontinued operations	(530)	—	(530)	—

Net income (loss)	$1,960	$(7,110)	$8,599	$(11,464)

Weighted average shares — denominator for basic income (loss) per share	49,638	49,638	49,638	49,638
Effect of dilutive securities:
Stock options	26	—	31	—

Denominator for diluted income (loss) per share — adjusted weighted average shares	49,664	49,638	49,669	49,638

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.14)	$0.18	$(0.23)
Loss from disposal of discontinued operations	(0.01)	—	(0.01)	—

Net income (loss)	$0.04	$(0.14)	$0.17	$(0.23)

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Other Income. During the nine months ended September 30, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The Bankruptcy Court approved the settlement agreement on August 21, 2002 and, on October 17, 2002, the company received the settlement proceeds.

     Reporting Extinguishments of Debt. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items, as previously required under Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses From Extinguishments of Debt. Extraordinary treatment will be required for certain extinguishments of debt as provided in Accounting Practice Bulletin Opinion No. 30, Reporting the Result of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 145 also amends Statement of Financial Accounting Standards No 13, Accounting for Leases, to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Statement 145, as it relates to the rescission of Statement of Financial Accounting Standards No. 4, is effective for the company’s year ending December 31, 2003. The provisions of Statement 145 related to Statement of Financial Accounting Standards No. 13 are effective for all transactions entered into subsequent to May 15, 2002. Management is currently reviewing the detail provisions of Statement 145 to determine the impact of this new accounting pronouncement on the company’s financial statement presentation, financial position and results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities. In October 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 will supersede the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF Issue No. 94-3”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the entity’s commitment to an exit plan, as prescribed in EITF Issue No. 94-3. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this accounting pronouncement is not currently anticipated to have a material impact on the company’s financial position or results of operations.

2. REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES CODE

Background and Certain Important Bankruptcy Court Activity

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. The Debtors’ need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain compliant with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in Note 9) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, the Independent Committee of the Board of Directors of CHC unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors’ motions for: (i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 6 for details of the executed agreement); and (iv) use of all company

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors’ motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations. The Bankruptcy Court granted the Debtors five extensions of the period of time that they must assume or reject unexpired leases of non-residential real property, which expired at the end of January 4, 2001, May 4, 2001, September 3, 2001, January 1, 2002 and May 2, 2002. On May 1, 2002, the Chapter 11 trustee moved the Bankruptcy Court to grant a sixth extension through and including August 27, 2002. The Chapter 11 trustee filed a certificate of no objection on May 21, 2002 and is awaiting issuance of the enabling order by the Bankruptcy Court. However, on September 6, 2002, the Bankruptcy Court granted a separate motion of the Chapter 11 trustee, dated August 16, 2002, to further extend the period of time to assume or reject the aforementioned real property leases through and including December 31, 2002.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and (ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors’ anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company’s Chief Executive Officer and Executive Vice President and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors’ motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors’ motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company’s Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court postponed its rulings on the Debtors’ motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer’s retention amounts. However, as discussed below, the Chapter 11 trustee subsequently filed, and the Bankruptcy Court approved, a motion to withdraw the Debtors’ motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amount. The company has accrued the Chief Executive Officer’s retention amounts as of September 30, 2002.

     On September 7, 2001, the Bankruptcy Court authorized the Debtors to pay up to $2.7 million for management incentive plan compensation bonuses pursuant to the management incentive plan for the year ended December 31, 2000 (the “2000 MIP”). In September 2001, the Debtors paid all participants of the 2000 MIP, except for the company’s Chief Executive Officer.

     On March 21, 2001, CHC’s Compensation Committee of the Board of Directors approved a management incentive program for the year ending December 31, 2001 (the “2001 MIP”). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002 the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with each of the company’s Chief Executive Officer and its Executive Vice President: (i) not to request any 2001 MIP payment to the Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company’s Executive Vice President is otherwise entitled. The Bankruptcy Court’s order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors’ previous motion requesting permission to pay the remaining

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

amounts under the first key employee retention plan and (iii) preserved the company’s Chief Executive Officer’s and Executive Vice President’s rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee does not intend to seek approval of a key employee retention plan for the year ending December 31, 2002 and the Chapter 1l trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization. Pursuant to the approved motion, individuals participating in the 2001 MIP entered into an agreement with CI whereby amounts paid under the 2001 MIP must be returned in their entirety (less applicable withholdings) in the event that the individual leaves the company voluntarily or is terminated for cause within six months from the effective date of such agreement.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors’ motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the “2001 Financing Agreement”) to finance the payment of premiums under certain of the Debtors’ insurance policies. Under the terms of the 2001 Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%. On May 9, 2002, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Chapter 11 trustee and the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “2002 Financing Agreement”) to finance the premiums under certain insurance policies. Under the terms of the 2002 Financing Agreement, CHC made down payments of approximately $1.5 million and financed approximately $2.7 million. The 2002 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance polices. Commencing on May 15, 2002, the amount financed is being paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if CHC does not make the monthly payments called for by the 2002 Financing Agreement; however, the final payment under the 2002 Financing Agreement was made on November 14, 2002.

     On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of an agreement providing a non-debtor subsidiary of the company with the authority to sell a durable medical equipment business located in New Orleans, Louisiana to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement. The sale of such business was finalized in January 2002 at a sale price of approximately $0.1 million.

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

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries’ bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. Under the terms of the settlement agreement, the Resource Network Subsidiaries withdrew the substantive consolidation motion with prejudice. Additionally, the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy proceedings filed motions for relief from the automatic stay to pursue claims against the Debtors and certain of their operating subsidiaries. The Bankruptcy Court granted such motion on June 6, 2002. See Note 9 for further details.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The Debtors’ First Joint Plan of Reorganization and Related Activities

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the “Joint Plan”) and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the “Restated Joint Plan”) and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company’s Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) into (a) a four year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC’s obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI, as the surviving entity, would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

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

The Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of the Equity Security Holders (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied said motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors’ motion to appoint Goldin Associates, L.L.C. (“Goldin”) as independent restructuring advisor to the Independent Committee of the Board of Directors of CHC (the “Independent Committee”). Among other things, the scope of Goldin’s services included (i) assessing the appropriateness of the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee’s motion to terminate the Debtors’ exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors’ exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC’s equity holders was subsequently extended to November 12, 2001).

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

     Based upon Goldin’s findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the “Goldin Report”), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the “Second Disclosure Statement”), with respect to their Second Joint Plan of Reorganization, as amended (the “Second Joint Plan”). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin’s recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

•	the payment of up to $3.0 million to the holders of allowed CHC general unsecured claims;
•	the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);
•	cancellation of the issued and outstanding CI Preferred Stock, and
•	a $7.5 million reduction in certain performance bonuses payable to the company’s Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as, the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy cases filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

     The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. If certain conditions of Chapter 11 of the Bankruptcy Code are satisfied, the Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan for the reasons set forth in an accompanying opinion. The Debtors appealed the Bankruptcy Court’s order denying confirmation of the Second Joint Plan; however, such appeal was subsequently dismissed.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Preferred Stock (see Notes 6 and 8 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company’s stockholders’ equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. As a result, the company is covered by the Stark II public company exemption through the year ending December 31, 2002. See Note 9 for further discussion regarding Stark II.

Appointment of Chapter 11 Trustee and Bankruptcy Related Activities Subsequent to December 31, 2001

     On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors’ noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied, without prejudice, a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against certain of the company’s current and former directors and officers, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C., Craig Court, Inc., Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Harrison J. Goldin Associates, L.L.C. (sic) (all the aforementioned corporate entities, except for Harrison J. Goldin Associates, L.L.C., being parties to certain of the company’s debt agreements or affiliates of such entities). Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders’ meeting and (ii) to modify certain aspects of CI’s corporate governance structure.

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

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group.

     After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any other changes to the company’s existing management or organizational structure through November 15, 2002, including the retention of Daniel D. Crowley as Chief Executive Officer. However, Mr. Crowley has notified the Chapter 11 trustee that he will not exercise the renewal of his employment contract with the company beyond its initial term which expires on November 29, 2002. Mr. Crowley has stated that the non-renewal is based on Coram’s failure to perform under the contract. The Chapter 11 trustee has conveyed to Mr. Crowley that he also does not wish to continue Mr. Crowley’s employment contract on its existing terms and conditions beyond the initial term. Mr. Crowley has made an offer to the Chapter 11 trustee outlining the terms upon which he would be willing to remain as the Chief Executive Officer of the company. The Chapter 11 trustee remains in discussions and negotiations regarding the offer with Mr. Crowley to determine what Mr. Crowley’s role, if any, in Coram will be following the expiration of his employment contract. The Chapter 11 trustee has expressed to Mr. Crowley that it is unlikely that he will be retained in the capacity of Chief Executive Officer of the company following the expiration of his employment contract. The loss of the services of Mr. Crowley could have a material adverse effect on the company. Further, the employment contract with Allen J. Marabito, Executive Vice President, acting General Counsel and acting Secretary, will expire by its terms on November 29, 2002. The Chapter 11 trustee intends to continue the employment of Mr. Marabito following the expiration of his employment contract, however, the terms of such continued employment have not been negotiated as of November 15, 2002. In the event that the Chapter 11 trustee is unable to retain the services of Mr. Marabito following the expiration of his employment contract, the loss of such services could have a material adverse effect on the company.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors’ existing bank accounts, (ii) continued use of the company’s business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the restructuring and reorganization of the Debtors. The services may include, subject to the Chapter 11 trustee’s discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of the stakeholders’ claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. As of November 15, 2002, such motion remains pending before the Bankruptcy Court.

Other Bankruptcy-Related Disclosures

     Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from the determination by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 9 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries’ bankruptcy proceedings.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The principal categories and balances of Chapter 11 bankruptcy claims accrued in the condensed consolidated balance sheets and included in liabilities subject to compromise are summarized as follows (in thousands):

	September 30,	December 31,
	2002	2001

Series A and Series B Notes in default and other long-term debt obligations	$132,422	$132,422
Liabilities of discontinued operations subject to compromise	2,936	2,936
Earn-out obligation	1,268	1,268
Accounts payable	1,088	1,088
Accrued merger and restructuring costs (primarily severance liabilities)	468	468
Legal and professional liabilities	98	98
Other	340	764

Total liabilities subject to compromise	$138,620	$139,044

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures relating to the Bankruptcy Cases, offset by interest earned on cash accumulated as a result of the Debtors not paying their pre-petition liabilities during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Legal, accounting and consulting fees	$970	$3,527	$3,682	$8,771
Key employee retention plan expenses	—	413	—	1,498
Office of the United States Trustee fees	10	10	31	31
Interest income	(133)	(211)	(333)	(297)

Total reorganization expenses, net	$847	$3,739	$3,380	$10,003

3. DISCONTINUED OPERATIONS

     Following the filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries and their plan to liquidate, Coram accounted for R-Net as a discontinued operation and disclosed the excess of R-Net’s liabilities over its assets as net liabilities of discontinued operations in the condensed consolidated financial statements. Coram also separately reflected R-Net’s operating results in the condensed consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the three and nine months ended September 30, 2002 and

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

2001. The components of the net liabilities of discontinued operations included in the condensed consolidated balance sheets are summarized as follows (in thousands):

	September 30,	December 31,
	2002	2001

Cash	$2,670	$1,146
Accounts payable	(29,750)	(29,566)
Accrued expenses	(3,169)	(1,299)

	(30,249)	(29,719)
Net liabilities subject to compromise in the Bankruptcy Cases	2,936	2,936

Net liabilities of Discontinued Operations	$(27,313)	$(26,783)

     As of September 30, 2002, approximately $26.8 million of the liabilities related to the discontinued operations was subject to compromise under the R-Net Chapter 11 bankruptcy cases.

     All of the R-Net locations have been closed in connection with the proposed liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries’ Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the R-Net Board of Directors to manage and operate the liquidation of the R-Net business.

     On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and the Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) appointed in the R-Net bankruptcy cases filed a competing liquidating Chapter 11 plan and disclosure statement. A hearing is scheduled for November 27, 2002 to determine the adequacy of the disclosures contained in the R-Net Creditors’ Committee disclosure statement.

     During the quarter ended September 30, 2002, the company recorded a $0.5 million loss from disposal of discontinued operations for legal costs related to certain pending litigation between the R-Net Creditors’ Committee and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation.

4. RELATED PARTY TRANSACTIONS

     The company’s Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC (“DHS”), a management consulting firm from which the company purchased services. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Since January 1, 2001, DHS has continued to bill the company the actual costs it attributes to DHS’ Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. Subsequent to December 31, 2001 and through November 15, 2002, approximately $0.3 million was paid to DHS for such overhead costs. Additionally, for the nine months ended September 30, 2001, the company paid approximately $0.4 million to DHS for such costs. DHS also provides management consulting services to third parties and third party entities other than the company.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company’s debt. In connection therewith and the debt to preferred stock exchange discussed in Notes 2 and 6, the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as the Chapter 11 trustee’s or another interested party’s plan or plans of reorganization, which provide for payment of such

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

bonus, are fully approved by the Bankruptcy Court. Mr. Crowley is also entitled to performance bonuses for the years ended December 31, 2000 and 2001 aggregating approximately $11.8 million based on overall company performance under the Management Incentive Plans. Mr. Crowley also participates in the company’s key employee retention plans. In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements, will be proposed or opposed in a new plan or plans of reorganization submitted by the Chapter 11 trustee or any other interested party. However, Mr. Crowley has indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation.

     Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. (“Cerberus”), a party to the company’s former debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley was paid approximately $1 million per annum plus potential performance-related bonuses, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus include, but are not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court’s denial of the Second Joint Plan on December 21, 2001. Mr. Crowley and Cerberus have advised the Chapter 11 trustee that such contract has been terminated and that no payments have been made by Cerberus to Mr. Crowley during 2002.

     As further discussed in Note 9, in November 2001 the R-Net Creditors’ Committee brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as, several related parties, including Foothill Capital Corporation, Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus’ principals, current management, former management and current and former members of CHC’s Board of Directors.

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

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the “Coram Restructure Plan”) and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates. Such operations were closed during the first half of 2001, including the severance of approximately 80 employees.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through September 30, 2002, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

	Charges Through September 30, 2002			Balances at September 30, 2002

	Cash	Non-Cash		Estimated Future	Total
	Expenditures	Charges	Totals	Cash Expenditures	Charges

Caremark Business Consolidation Plan:
Personnel reduction costs	$11,300	$—	$11,300	$—	$11,300
Facility reduction costs	10,437	3,900	14,337	260	14,597

Subtotals	21,737	3,900	25,637	260	25,897
Coram Restructure Plan:
Personnel reduction costs	2,361	—	2,361	104	2,465
Facility reduction costs	1,188	—	1,188	329	1,517

Subtotals	3,549	—	3,549	433	3,982

Totals	$25,286	$3,900	$29,186	693	$29,879

Restructuring costs subject to compromise				(468)

Accrued merger and restructuring costs per the condensed consolidated balance sheet				$225

     During the nine months ended September 30, 2002, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

Balance at December 31, 2001	$583
Activity during the nine months ended September 30, 2002:
Payments under the plans	(245)
Change in estimate attributable to future utilization of a leased facility	(100)
Early termination of a leased facility	(13)

Balance at September 30, 2002	$225

     The company estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 70% through September 30, 2003, 23% through September 30, 2004, 6% through September 30, 2005 and 1% thereafter.

6. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Series A Senior Subordinated Unsecured Notes in default	$40,208	$40,208
Series B Senior Subordinated Unsecured Convertible Notes in default	92,084	92,084
Accreditation note payable	135	185
Other obligations, including capital leases, at interest rates ranging from 7.5% to 13.1%	148	155

	132,575	132,632
Less: Debt obligations subject to compromise	(132,422)	(132,422)
Less: Current scheduled maturities	(61)	(60)

	$92	$150

     As a result of the Bankruptcy Cases, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets in accordance with SOP 90-7. Under Chapter 11 of the United States Bankruptcy Code, actions

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company’s principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the “Securities Exchange Agreement”), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the “Holders”) and the related Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the “Lenders”) and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the “DIP Agreement”). No borrowings were made under the DIP Agreement prior to its expiration on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors’ voluntary Chapter 11 bankruptcy filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors’ ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

     The recognition of interest expense pursuant to SOP 90-7 is appropriate during the pendency of the Bankruptcy Cases if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Second Joint Plan (see Note 2), which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan or plans of reorganization put forth by the Debtors’ Chapter 11 trustee or any other interested party may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with Chapter 11 of the Bankruptcy Code would be required.

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

     Debtor-In-Possession Financing Agreement. Effective August 30, 2000, and approved by the Bankruptcy Court on September 12, 2000, the Debtors entered into the DIP Agreement. The DIP Agreement provided that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. Maximum borrowings were generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined, and (ii) 95%. The DIP Agreement was secured by the capital stock of the Debtors’ subsidiaries, as well as, the accounts receivable and certain other assets held by the Debtors and their subsidiaries. No borrowings were made under the DIP Agreement, which expired under its terms on August 31, 2001. To secure the DIP Agreement, the Debtors paid an origination fee of 1% of the total committed line of credit in 2000, plus commitment fees on the unused facility at the rate of 0.5% per annum, payable monthly in arrears, totaling $0.2 million for the nine months ended September 30, 2001.

     Senior Credit Facility. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. Effective February 6, 2001, the Lenders and the Company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (a party to the Senior Credit Facility and the Securities Exchange Agreement). Such letters of credit aggregated approximately $0.9 million at September 30, 2002 but were reduced to approximately $0.8 million in October 2002. The company’s letters of credit are fully

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

secured by interest-bearing cash deposits held by Wells Fargo. The letters of credit have maturity dates in February 2003.

     The Senior Credit Facility provided for interest on outstanding indebtedness at the rate of prime plus 1.5%, payable in arrears. Additionally, the terms of the agreement provided for a fee of 1.0% per annum on the outstanding letter of credit obligations, also payable in arrears. The Senior Credit Facility further provided for additional fees to be paid on demand to any letter of credit issuer pursuant to the application and related documentation under which such letters of credit were issued. The Senior Credit Facility was secured by the capital stock of the company’s subsidiaries, as well as, the accounts receivable and certain other assets held by the company and its subsidiaries. The Senior Credit Facility contained customary covenants and events of default.

     Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and related warrants to purchase up to 20% of the outstanding common stock of the company on a fully diluted basis in an exchange for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the CHC Board of Directors. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

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

     On December 28, 2000, the Bankruptcy Court approved the Debtors’ request to exchange a sufficient amount of debt and related accrued interest for Coram, Inc. Series A Cumulative Preferred Stock (the “CI Preferred Stock”) in order to maintain compliance with the physician ownership and referral provisions of Stark II. On December 29, 2000, the Securities Exchange Agreement was amended (“Amendment No. 4”) and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate contractual unpaid interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of the CI Preferred Stock (see Note 8 for further details regarding the preferred stock). Following the exchange, the Holders retained approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes was adjusted to 9.0%. Moreover, the Series A Notes’ and Series B Notes’ original scheduled maturity dates of May 2001 and April 2008, respectively, were both modified to June 30, 2001. Due to the Holders’ receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“Statement No. 15”). In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2000 of approximately $107.8 million, net of tax.

     On December 27, 2001, the Bankruptcy Court approved the Debtors’ request to exchange an additional amount of debt and related contractual unpaid interest for CI Preferred Stock in an amount sufficient to maintain compliance with Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was amended (“Amendment No. 5”) and an Exchange Agreement was simultaneously executed among the Debtors and the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of the CI Preferred Stock. Following this second exchange, the Holders retain approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the Series A Notes’ and Series B Notes’ scheduled maturity date of June 30, 2001 have both been modified to June 30, 2002. Due to the Holders’ receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2001 of approximately $20.7 million.

     Although the principal amounts under the Series A Notes and the Series B Notes were not paid on their scheduled maturity date of June 30, 2002 and, as a result, the company is in default of the Securities Exchange Agreement, the Holders are stayed from pursuing any remedies without prior authorization from the Bankruptcy Court.

     The Securities Exchange Agreement, pursuant to which the Series A Notes and the Series B Notes were issued, contains customary covenants and events of default. Upon the Debtors’ Chapter 11 bankruptcy filings, the company was in violation of certain covenants and conditions thereunder; however, such bankruptcy proceedings have stayed any remedial actions by either the Debtors or the Holders. Additionally, the company was not in compliance with other covenants relating to certain contractual relationships its wholly-owned Resource Network Subsidiaries had with certain parties that were contracted to provide services pursuant to the Aetna Master Agreement, effective May 1, 1998, and other covenants relating to the capitalization of subsidiaries. The company received waivers from its lenders regarding such events of noncompliance. The voluntary filing of Chapter 11 bankruptcy petitions by the Resource Network Subsidiaries caused further defaults under the Securities Exchange Agreement; however, such defaults were waived by the Holders. In connection with these waivers and the waivers provided for certain matters of noncompliance under the Senior Credit Facility, the company and the Holders entered into a Securities Credit Agreement amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A Notes and the Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of the litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A Notes and the Series B Notes resumed on such date. However, due to the Bankruptcy Cases, no interest has been paid subsequent to August 8, 2000.

     Other than the aforementioned default for non-payment of principal on June 30, 2002, management believes that at September 30, 2002 the company was in compliance with all other covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

     The Series A Notes and the Series B Notes are scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of pari passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the ongoing Bankruptcy Cases. Pursuant to the troubled debt restructuring rules promulgated under Statement No. 15 and other accounting rules under SOP 90-7, no interest expense has been recognized in the company’s condensed consolidated financial statements relative to the Series A Notes and the Series B Notes since December 29, 2000.

     The Series A Notes and the Series B Notes are redeemable, in whole or in part, at the option of the Holders in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the notes are redeemable, subject to prior authorization by the Bankruptcy Court, at 103% of the then outstanding principal amount, plus accrued interest. Upon maturity of the Series A Notes and subject to prior authorization by the Bankruptcy Court, the Series B Notes are also redeemable, at the option of the Holders, at the outstanding principal amount thereof, plus accrued interest.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

In addition, the Series A Notes are redeemable, subject to prior authorization by the Bankruptcy Court, at 103% of the then outstanding principal amount, plus accrued interest, at the option of the company.

7. INCOME TAXES

     During the nine months ended September 30, 2002 and 2001, the company recorded income tax expense of approximately $71,000 and $150,000, respectively. The effective income tax rate for the nine months ended September 30, 2002 is lower than the statutory rate because the company is able to utilize net operating loss carryforwards (“NOLs”) which are fully reserved in the valuation allowance. The effective income tax rate for the nine months ended September 30, 2001 is higher than the statutory rate because the company is not recognizing the potential deferred income tax benefits generated by the current period loss. As of September 30, 2002, deferred tax assets were net of a $152.3 million valuation allowance. Realization of deferred tax assets is dependent upon the company’s ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the deferred tax assets is sufficiently uncertain at this time, the balances were fully offset by valuation allowances at both September 30, 2002 and December 31, 2001.

     Deferred taxes relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and NOLs that may be deductible against future taxable income. As of September 30, 2002, the company had NOLs for federal income tax purposes of approximately $199.3 million, which are available to offset future federal taxable income and expire in varying amounts in the years 2003 through 2022. This NOL balance includes approximately $34.4 million generated prior to the creation of Coram through the merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., HealthInfusion, Inc. and Medisys, Inc. Such pre-merger NOL amounts are subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $199.3 million of NOLs is uncertain due to income tax rules related to the exchange of debt and related accrued interest for CI Preferred Stock in December 2000 (see Note 8 for further details).

     In connection with recently enacted legislation, during the three months ended September 30, 2002 the company filed a refund claim with the Internal Revenue Service (“IRS”) requesting approximately $1.8 million of previously paid alternative minimum taxes.

     As a result of the issuance of CI Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000, income tax returns have been filed with Coram, Inc. as the parent company of the new consolidated group and Coram Healthcare Corporation filed its own separate income tax returns. The issuance of the CI Preferred Stock also caused an ownership change at Coram, Inc. for federal income tax purposes. However, Coram, Inc. currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the Internal Revenue Code (“IRC”). The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings that resulted from the issuance of CI Preferred Stock in December 2000 and December 2001 are generally not subject to tax pursuant to the cancellation of debt provisions included in IRC Section 108.

     In January 1999, the IRS completed an examination of the company’s federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to prior tax liabilities. The company had previously agreed to adjustments of $24.4 million that only affected available NOLs. The adjustments involve the deductibility of warrants, write-offs of goodwill and the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years. In May 1999, the company received a statutory notice of deficiency totaling approximately $12.7 million (obtained from federal tax refunds), plus interest and penalties to be determined, with respect to certain proposed adjustments seeking to recover taxes previously refunded. In August 1999, the company filed a petition with the United States Tax Court (“Tax Court”) contesting the notice of deficiency. The IRS

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

responded to the petition and requested the petition be denied. The Tax Court proceeding is currently stayed by reason of the Debtors’ bankruptcy proceedings.

     Pursuant to standard IRS procedures, the resolution of the issues in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company reached a tentative settlement agreement with the IRS Appeals office on the aforementioned issues and subsequently entered into proposed Decision and Stipulation agreements with the IRS (collectively the “Proposed Settlement”). Subject to obtaining necessary approvals from the Joint Committee of Taxation, the Debtors’ Chapter 11 trustee and the Bankruptcy Court, the Proposed Settlement will be filed with the Tax Court. In September 2002, the Joint Committee of Taxation approved the Proposed Settlement and the Chapter 11 trustee is currently reviewing such settlement agreement.

     If ultimately approved by all parties, the Proposed Settlement would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $8.4 million at September 30, 2002. In connection therewith, the accompanying condensed consolidated financial statements include short-term and long-term liability reserves for the Proposed Settlement, including approximately $1.1 million and $1.0 million of interest expense recorded during the nine months ended September 30, 2002 and 2001, respectively. In addition, during the nine months ended September 30, 2001 changes of estimate related to the aggregate accumulated interest on the projected settlement with the IRS were recognized, resulting in $4.5 million of incremental interest expense. The federal income tax adjustments would also give rise to additional state tax liabilities.

     In October 2002, the company submitted a proposed payment plan to the IRS. The condensed consolidated balance sheet at September 30, 2002 includes approximately $3.0 million of short-term liabilities which represents management’s estimate of the principal amount that will be due on or before September 30, 2003. If the company is not able to negotiate an installment plan with the IRS with respect to the Proposed Settlement amount or if the Chapter 11 trustee or the Bankruptcy Court do not approve the Proposed Settlement or any such installment plan, the financial position and liquidity of the company could be materially adversely affected.

8. MINORITY INTERESTS

     The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

	September 30,	December 31,
	2002	2001

Series A Cumulative Preferred Stock of Coram, Inc. (hereafter referred to as the “CI Preferred Stock”)	$5,618	$5,618
Majority-owned companies	625	672

Total minority interests	$6,243	$6,290

     On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI’s Securities Exchange Agreement (collectively the “Holders”) (see Note 6 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Preferred Stock, $0.001 par value per share, having an aggregate liquidation preference of approximately $109.3 million. The shares of CI Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of CI Preferred Stock had a fair value of approximately $6.1 million and such amount, offset by certain legal and other closing costs, net to approximately $5.5 million.

     On December 31, 2001, CI executed a second Exchange Agreement with the Holders (see Note 6 for further details) to exchange $21.0 million of the Series A Notes and approximately $1.9 million of contractual but unpaid interest on the Series A Notes for approximately 189.6 shares of the CI Preferred Stock, having a liquidation preference of approximately $22.9 million. Such shares of CI Preferred Stock were issued to the Holders on a pro

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

rata basis. Utilizing an updated independent valuation, it was determined that the aggregate issued and outstanding CI Preferred Stock, consisting of approximately 1,241.1 shares at December 31, 2001, had a fair value of approximately $1.9 million. Approximately $0.3 million of fair value was allocated to the shares issued in conjunction with the second Exchange Agreement. Net of certain legal and other closing costs, the cumulative minority interest attributable to the CI Preferred Stock at September 30, 2002 and December 31, 2001 is approximately $5.6 million.

     The authorized CI Preferred Stock consists of 10,000 shares and the only shares issued and outstanding at September 30, 2002 are those issued to the Holders pursuant to the two aforementioned Exchange Agreements and corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amount. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of the Debtors’ plan of reorganization, dividends are to be paid in the form of additional shares of CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan of reorganization, dividends will be payable, at CI’s election, in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate shall increase to 16% per annum until such time that the default is cured. All dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company’s tax fiscal year end in connection with the preparation of the company’s income tax returns) as are appropriate for transactions of this nature. In-kind dividends earned during the nine months ended September 30, 2002 and 2001, exclusive of any tax indemnities and gross-up provisions, aggregated approximately 146.6 shares and 106.9 shares and had liquidation preferences of approximately $17.7 million and $12.9 million, respectively.

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

     The organizational documents and other agreements underlying the CI Preferred Stock also include special provisions regarding the CI Preferred Stock voting rights. These provisions included terms and conditions pertaining to certain triggering events whereby the CI Preferred Stock voting rights would become effective. Generally, such triggering events include notice of a meeting, distribution of a written consent in lieu of a meeting, or entry of an order of court compelling a meeting, of the stockholders or the Board of Directors of CI or CHC: (i) to approve appointment, removal or termination of any member of the Board of Directors of CI or CHC; or (ii) to approve any change in the rights of any person to do so. Triggering events related to a notice of a meeting or the distribution of a written consent of the stockholders or Board of Directors of CI cannot occur without a majority of the independent directors of CHC previously approving such meeting or written consent. Substantial consummation of a plan of reorganization will also constitute a triggering event.

     Subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the stockholders of CI. As of September 30, 2002, the Holders had contingent voting rights aggregating approximately 58.1% of CI’s total voting power. As of such date, upon the occurrence of a triggering event, the Holders would have also had the right to appoint four of the seven directors to the Board of Directors of CI (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, the Holders have the right to appoint two directors to the Board of Directors of CI.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     However, on April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the “Waiver”), regardless of the number of shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of directors of CI. Alternatively, if the holders of the CI Preferred Stock elect no Board of Directors’ representation, then each of the three Holders shall have the right to appoint an observer to the Board of Directors of CI. The Waiver can only be modified or amended with the written consent of the Debtors.

     The CI Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may only be made in the form of cash payments. As of November 15, 2002, the aggregate CI Preferred Stock liquidation preference was approximately $167.6 million.

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

     Official Committee of the Equity Security Holders’ Matters. A committee of persons claiming to own shares of the company’s publicly traded common stock (the “Equity Committee”) objected to the Restated Joint Plan and the Second Joint Plan, contending, among other things, that the valuations upon which the Restated Joint Plan and the Second Joint Plan were premised and the underlying projections and assumptions were flawed. At various times during 2001, the Debtors and the Equity Committee reviewed certain company information regarding, among other things, the Equity Committee’s contentions. In connection therewith, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors’ exclusivity period and file its own plan of reorganization; however, such motion was denied by the Bankruptcy Court.

     Additionally, in February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). The Equity Committee’s proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company’s creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court denied the Equity Committee’s motion without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named certain current CHC directors, the company’s other Noteholders and Harrison J. Goldin Associates, L.L.C. (sic) as possible defendants. On February 12, 2002, the Bankruptcy Court again denied the renewed motion without prejudice.

     Management is aware that the Chapter 11 trustee continues to be engaged in settlement discussions and negotiations with the company’s noteholders, the Equity Committee and other interested parties in connection with settling disputes and attempting to negotiate a consensual plan or plans of reorganization. The company cannot predict whether an amicable settlement will be reached, whether future objections of any party will be forthcoming

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

to a proposed plan or plans of reorganization or how a future settlement or objections thereto might impact confirmation of any plan or plans of reorganization proposed by the Chapter 11 trustee or any other interested party.

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

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries’ bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. If this motion had been granted, the bankruptcy proceedings involving the Resource Network Subsidiaries and the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would have been joined with the assets and liabilities of the Debtors, the liabilities of the combined entity would have been satisfied from the combined assets and all intercompany claims would have been eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and then reached a settlement agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and, in connection therewith, the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries’ estate in January 2001 and the substantive consolidation motion was withdrawn with prejudice.

     Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain claims against each of the Debtors’ estates and the company maintains claims against the Resource Network Subsidiaries’ estate. Additionally, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed objections to confirmation of the Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors’ bankruptcy proceedings to pursue its claims against the Debtors. On June 6, 2002, the Bankruptcy Court granted the motion of the R-Net Creditors’ Committee and lifted the automatic stay in the Bankruptcy Cases to allow the R-Net Creditors’ Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus, Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors’ motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries’ objections to the Debtors’ proofs of claims are proceeding with discovery under a case management order. Currently pending before the United States District Court for the District of Delaware are motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. Also pending before the Bankruptcy Court are motions by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations.

     Principally due to the early stages of the aforementioned Resource Network Subsidiaries’ matters, the ultimate outcome thereof cannot be predicted with any degree of certainty, nor can management predict the scope and nature of any indemnification that the directors and officers may have with the company’s insurance carrier.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. (“TBOB”) filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant’s prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services (“CPS”) and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company’s commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million. TBOB contends that this amount must be paid in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.3 million as of September 30, 2002 using the contractual interest rate of 18%, has not been recorded in the company’s condensed consolidated financial statements because TBOB’s claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC’s estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of Chapter 11 of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB’s legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the Bankruptcy Cases. Management does not believe that final resolution of this matter will have a material adverse impact on the company’s financial position or results of operations.

     Internal Revenue Service Proposed Settlement. The company has reached a proposed monetary settlement with the Internal Revenue Service regarding a notice of deficiency issued by the Internal Revenue Service. See Note 7 for further details.

     Alan Furst et al. v. Stephen Feinberg, et al. Alan Furst and Michael S. Harrison, individually and on behalf of all persons similarly situated, filed a complaint in the United States District Court for the District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company’s principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A Second Amended Class Action Complaint (the “Second Amended Complaint”) was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except for the company’s Chief Executive Officer and a former member of CHC’s Board of Directors, and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co. as defendants. The plaintiffs’ purported class action suit alleges that the defendants artificially depressed the trading

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

price of the company’s publicly traded shares and created the false impression that stockholders’ equity was decreasing in value and was ultimately worthless. The plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the “Third Amended Complaint”) was filed naming the same defendants as the Second Amended Complaint. The plaintiffs’ allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of the company. All defendants moved to dismiss the Third Amended Complaint for failure to state a claim upon which relief can be granted and, in connection therewith, on May 6, 2002 the judge granted the defendants’ motion to dismiss, with prejudice and also denied plaintiffs’ request for leave to replead. The plaintiffs filed a timely appeal to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) and filed their brief in support of their appeal with that court on July 24, 2002. The defendants filed their opposition brief on August 23, 2002 and the plaintiffs filed a reply brief on September 20, 2002; however, as of November 15, 2002, the Third Circuit has not yet ruled thereon. To date, the company’s directors and officers liability insurance carrier has paid the costs of defense of the officers and directors who are defendants in this matter. Management cannot predict the outcome of the pending appeal nor any subsequent proceeding should the appellate court reverse the judge’s ruling, and management cannot predict the scope and nature of any indemnity obligation the insurance carrier may have.

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

     The company and its subsidiaries are also parties to various other legal actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports submitted to Medicare and examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare and Medicaid Services (“CMS”) (formerly the Health Care Financing Administration). Management believes that the ultimate resolution of such actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively “Caremark”), Caremark assigned and transferred to the company all of Caremark’s claims and causes of action against Caremark’s independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company’s lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999 and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgment with regard to a portion of Caremark’s claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial date is being rescheduled from a previously scheduled preliminary date in December 2002. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician’s family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is broadly defined as an ownership or investment interest in, or any type of

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company’s common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 6), at December 31, 2001 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2002. However, in light of the company’s recurring operational losses during each of the years in the three year period ended December 31, 2001 and the potential significant goodwill impairment charge discussed in Note 1, management’s ability to maintain an appropriate level of stockholders’ equity at December 31, 2002, thereby ensuring Stark II compliance for the year ending December 31, 2003, cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances, upon the referring physician. Some of such penalties can be imposed regardless of whether the company intended to violate the law.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Because referrals of the company’s patients with such government-sponsored benefit programs comprised approximately 25% of the company’s consolidated net revenue for both the nine months ended September 30, 2002 and the year ended December 31, 2001, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company’s business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients. The company previously requested a Stark II waiver from the Health Care Financing Administration (the predecessor to The Centers for Medicare and Medicaid Services), but such waiver request was denied.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10. DEBTOR/NON-DEBTOR CONDENSED FINANCIAL STATEMENTS

     The following Condensed Consolidating Financial Statements are presented in accordance with SOP 90-7 (in thousands):

Condensed Consolidating Balance Sheet
As of September 30, 2002
(Unaudited)

	Debtors	Non-Debtors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$25,135	$761	$—	$25,896
Cash limited as to use	174	84	—	258
Accounts receivable, net	—	94,340	—	94,340
Inventories	—	11,896	—	11,896
Deferred income taxes, net	—	256	—	256
Other current assets	6,150	2,274	—	8,424

Total current assets	31,459	109,611	—	141,070
Property and equipment, net	3,843	7,813	—	11,656
Deferred income taxes, net	—	1,025	—	1,025
Other deferred costs and intangible assets, net	201	5,196	—	5,397
Goodwill, net	—	180,871	—	180,871
Investments in and advances to wholly-owned subsidiaries, net	234,772	—	(234,772)	—
Other assets	3,424	1,705	—	5,129

Total assets	$273,699	$306,221	$(234,772)	$345,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$12,809	$12,344	$—	$25,153
Accrued compensation and related liabilities	15,765	5,342	—	21,107
Current maturities of long-term debt	51	10	—	61
Insurance note payable	771	—	—	771
Income taxes payable	250	3,223	—	3,473
Deferred income taxes	—	1,154	—	1,154
Accrued merger and restructuring costs	206	19	—	225
Accrued reorganization costs	7,486	—	(162)	7,324
Other accrued liabilities, including interest payable	3,587	4,349	(618)	7,318

Total current liabilities not subject to compromise	40,925	26,441	(780)	66,586
Total current liabilities subject to compromise	138,620	—	—	138,620

Total current liabilities	179,545	26,441	(780)	205,206
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	84	8	—	92
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,618	625	—	6,243
Income taxes payable	—	15,814	—	15,814
Other liabilities	1,664	1,901	—	3,565
Deferred income taxes	—	127	—	127
Net liabilities of discontinued operations	—	26,533	780	27,313

Total liabilities	186,911	71,449	—	258,360
Net assets, including amounts due to Debtors	—	234,772	(234,772)
Total stockholders’ equity	86,788	—	—	86,788

Total liabilities and stockholders’ equity	$273,699	$306,221	$(234,772)	$345,148

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2002
(Unaudited)

	Debtors	Non-Debtors	Eliminations	Consolidated

Net revenue	$—	$318,335	$—	$318,335
Cost of service	—	229,178	—	229,178

Gross profit	—	89,157	—	89,157
Operating expenses:
Selling, general and administrative expenses	13,996	50,016	—	64,012
Provision for estimated uncollectible accounts	—	13,351	—	13,351
Restructuring cost recovery	—	(113)	—	(113)

Total operating expenses	13,996	63,254	—	77,250

Operating income (loss) from continuing operations	(13,996)	25,903	—	11,907
Other income (expense):
Interest income	167	139	—	306
Interest expense	(45)	(1,120)	—	(1,165)
Gain on sale of business	—	46	—	46
Equity in net income of wholly-owned subsidiaries	26,382	—	(26,382)	—
Equity in net income of unconsolidated joint ventures	—	1,032	—	1,032
Other income, net	1	1,005	—	1,006

Income from continuing operations before reorganization expenses, income taxes and minority interests	12,509	27,005	(26,382)	13,132
Reorganization expenses, net	3,380	—	—	3,380

Income from continuing operations before income taxes and minority interests	9,129	27,005	(26,382)	9,752
Income tax expense	—	71	—	71
Minority interests in net income of consolidated joint ventures	—	552	—	552

Income from continuing operations	9,129	26,382	(26,382)	9,129
Loss from disposal of discontinued operations	(530)	—	—	(530)

Net income	$8,599	$26,382	$(26,382)	$8,599

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2001
(Unaudited)

	Debtors	Non-Debtors	Eliminations	Consolidated

Net revenue	$—	$287,446	$—	$287,446
Cost of service	—	207,309	—	207,309

Gross profit	—	80,137	—	80,137
Operating expenses:
Selling, general and administrative expenses	12,202	48,920	—	61,122
Provision for estimated uncollectible accounts	—	8,787	—	8,787
Amortization of goodwill	—	7,273	—	7,273
Restructuring cost recovery	—	(583)	—	(583)

Total operating expenses	12,202	64,397	—	76,599

Operating income (loss) from continuing operations	(12,202)	15,740	—	3,538
Other income (expense):
Interest income	955	115	—	1,070
Interest expense	(747)	(5,537)	—	(6,284)
Equity in net income of wholly-owned subsidiaries	10,532	—	(10,532)	—
Equity in net income of unconsolidated joint ventures	—	727	—	727
Other income, net	1	46	—	47

Income (loss) from continuing operations before reorganization expenses, income taxes and minority interests	(1,461)	11,091	(10,532)	(902)
Reorganization expenses, net	10,003	—	—	10,003

Income (loss) from continuing operations before income taxes and minority interests	(11,464)	11,091	(10,532)	(10,905)
Income tax expense	—	150	—	150
Minority interests in net income of consolidated joint ventures	—	409	—	409

Net income (loss)	$(11,464)	$10,532	$(10,532)	$(11,464)

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(Unaudited)

	Debtors	Non-Debtors	Consolidated

Net cash provided by (used in) continuing operations before reorganization items	$(12,716)	$25,612	$12,896
Net cash used by reorganization items	(4,327)	—	(4,327)

Net cash provided by (used in) continuing operations (net of reorganization items)	(17,043)	25,612	8,569

Cash flows from investing activities:
Purchases of property and equipment	(2,021)	(1,618)	(3,639)
Cash advances from wholly-owned subsidiaries	23,252	(23,252)	—
Proceeds from sale of business	—	85	85
Proceeds from dispositions of property and equipment	1	5	6

Net cash provided by (used in) investing activities	21,232	(24,780)	(3,548)

Cash flows from financing activities:
Principal payments of debt obligations	(50)	(7)	(57)
Refund of deposits to collateralize letters of credit	200	—	200
Cash distributions to minority interests	—	(607)	(607)

Net cash provided by (used in) financing activities	150	(614)	(464)

Net increase in cash from continuing operations	$4,339	$218	$4,557

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(Unaudited)

	Debtors	Non-Debtors	Consolidated

Net cash provided by (used in) continuing operations before reorganization items	$(9,558)	$14,894	$5,336
Net cash used by reorganization items	(6,962)	—	(6,962)

Net cash provided by (used in) continuing operations (net of reorganization items)	(16,520)	14,894	(1,626)

Cash flows from investing activities:
Purchases of property and equipment	(1,301)	(3,491)	(4,792)
Cash advances from wholly-owned subsidiaries	11,073	(11,073)	—
Proceeds from dispositions of property and equipment	6	63	69

Net cash provided by (used in) investing activities	9,778	(14,501)	(4,723)

Cash flows from financing activities:
Principal payments of debt obligations	(100)	(177)	(277)
Deposits to collateralize letters of credit, net	(2,095)	—	(2,095)
Cash distributions to minority interests	—	(308)	(308)

Net cash used in financing activities	(2,195)	(485)	(2,680)

Net decrease in cash from continuing operations	$(8,937)	$(92)	$(9,029)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form l0-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) that are based on the beliefs of, assumptions made by, and information currently available to, the management of Coram. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. The company’s actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”) (CHC and CI are henceforth collectively referred to as the “Debtors”) and certain other factors, which are described in greater detail in Coram’s Annual Report on Form 10-K for the year ended December 31, 2001 under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors’ bankruptcy filings and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors’ Chapter 11 bankruptcy cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization filed in the Chapter 11 bankruptcy cases could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 to the company’s condensed consolidated financial statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to obtain necessary financing to fund a recent proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

(I)  Reorganization Under Chapter 11 of Title 11 of the United States Code

     The Debtors’ filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300

(collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company’ other subsidiaries is a debtor in the Bankruptcy Cases, and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of the company’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 to the company’s condensed consolidated financial statements for further details.

     On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under the Bankruptcy Code, Case Nos. 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). The Resource Network subsidiaries are now being liquidated pursuant to a plan of liquidation. All of the R-Net locations have been closed in connection with the pending liquidation of the Resource Network Subsidiaries. Additionally, Coram employees who were members of the Resource Network Subsidiaries’ Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the R-Net Board of Directors to manage and operate the liquidation of the R-Net business. See Notes 1 and 3 to the company’s condensed consolidated financial statements for further details.

(II) The Debtors’ First Joint Plan of Reorganization and Related Activities

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the “Joint Plan”) and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the “Restated Joint Plan”) and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company’s Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) into (a) a four year, interest only note in the principal amount of $180 million, that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC’s obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of the equity interests of CHC. Furthermore, pursuant to the Restated Joint Plan, CHC would have been dissolved as soon as practicable after the effective date of the Restated Joint Plan and the stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI, as the surviving entity, would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

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

(III) The Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of Equity Security Holders (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied said motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors’ motion to appoint Goldin Associates, L.L.C. (“Goldin”) as independent restructuring advisor to the Independent Committee of the Board of Directors of CHC (the “Independent Committee”). Among other things, the scope of Goldin’s services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony, as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee’s motion to terminate the Debtors’ exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors’ exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC’s equity holders was subsequently extended to November 12, 2001).

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

     Based upon Goldin’s findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the “Goldin Report”), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the “Second Disclosure Statement”), with respect to their Second Joint Plan of Reorganization, as amended (the “Second Joint Plan”). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin’s recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

•	the payment of up to $3.0 million to the holders of CHC allowed general unsecured claims;
•	the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);
•	cancellation of the issued and outstanding CI Preferred Stock; and
•	a $7.5 million reduction in certain performance bonuses payable to the company’s Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as, the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy cases filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

     The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. If certain conditions of Chapter 11 of the Bankruptcy Code are satisfied, the Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan for the reasons set forth in an accompanying opinion. The Debtors appealed the Bankruptcy Court’s order denying confirmation of the Second Joint Plan; however, such appeal was subsequently dismissed.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Preferred Stock (see Notes 6 and 8 to the company’s condensed consolidated financial statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company’s stockholders’ equity exceeded the minimum Stark II requirement necessary to comply with the public company exemption. As a result, the company is covered by the Stark II public company exemption through the year ending December 31, 2002. See Note 9 to the company’s condensed consolidated financial statements for further discussion regarding Stark II.

(IV) Appointment of Chapter 11 Trustee and Bankruptcy-Related Activities Subsequent to December 31, 2001

     On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors’ noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied without prejudice, a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against certain of the company’s current and former directors and officers, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C., Craig Court, Inc., Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Harrison J. Goldin Associates, L.L.C. (sic) (all the aforementioned corporate entities, except for Harrison J. Goldin Associates, L.L.C., being parties to certain of the company’s debt agreements or affiliates of such entities). Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders’ meeting and (ii) to modify certain aspects of CI’s corporate governance structure.

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

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group.

     After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any other changes to the company’s existing management or organizational structure through November 15, 2002, including the retention of Daniel D. Crowley as Chief Executive Officer. However, Mr. Crowley has notified the Chapter 11 trustee that he will not exercise the renewal of his employment contract with the company beyond its initial term which expires on November 29, 2002. Mr. Crowley has stated that the non-renewal is based on Coram’s failure to perform under the contract. The Chapter 11 trustee has conveyed to Mr. Crowley that he also does not wish to continue Mr. Crowley’s employment contract on its existing terms and conditions beyond the initial term. Mr. Crowley has made an offer to the Chapter 11 trustee outlining the terms upon which he would be willing to remain as the Chief Executive Officer of the company. The Chapter 11 trustee remains in discussions and negotiations regarding the offer with Mr. Crowley to determine what Mr. Crowley’s role, if any, in Coram will be following the expiration of his employment contract. The Chapter 11 trustee has expressed to Mr. Crowley that it is unlikely that he will be retained in the capacity of Chief Executive Officer of the company following the expiration of his employment contract. The loss of the services of Mr. Crowley could have a material adverse effect on the company. Further, the employment contract with Allen J. Marabito, Executive Vice President, acting General Counsel and acting Secretary, will expire by its terms on November 29, 2002. The Chapter 11 trustee intends to continue the employment of Mr. Marabito following the expiration of his employment contract, however, the terms of such continued employment have not been negotiated as of November 15, 2002. In the event that the Chapter 11 trustee is unable to retain the services of Mr. Marabito following the expiration of his employment contract, the loss of such services could have a material adverse effect on the company.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors’ existing bank accounts, (ii) continued use of the company’s business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the restructuring and reorganization of the Debtors. The services may include, subject to the Chapter 11 trustee’s discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of the stakeholders’ claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. As of November 15, 2002, such motion remains pending before the Bankruptcy Court. Coram’s business depends, in part, on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third-party payers, hospitals, physicians, physician groups, home health agencies, long-term care facilities, other institutional healthcare providers, insurance companies and large self-insured employers. Management will work with the Chapter 11 trustee to avoid and/or mitigate any adverse impact related to the aforementioned parties and the company’s competitors that may result from the retention of the investment bankers, however management cannot predict the business community’s reaction to the appointment of investment bankers to evaluate various alternatives, including the possible sale of the company. Accordingly, there can be no assurances that the company will be successful in improving and maintaining its critical relationships, that additional relationships will be successfully developed and maintained or that the company’s competitors will not utilize these circumstances to further their own strategic objectives. The loss of existing relationships, the failure to continue to develop and maintain ongoing relationships in the future and the actions of the company’s competitors could individually or collectively have a material adverse effect on the company’s business, financial condition and results of operations.

(V) Other Bankruptcy-Related Matters

     Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from the determination by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 9 to the company’s condensed consolidated financial statements regarding activities of the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy proceedings.

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

     Goodwill and Other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which eliminated the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives. The company adopted Statement 142 on January 1, 2002.

     Through December 31, 2001, the company recorded accumulated goodwill amortization of approximately $97.6 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $9.7 million ($0.20 per share) for the year ending December 31, 2002. For the three and nine months ended September 30, 2001, the company recognized goodwill amortization expense of approximately $2.4 million and $7.3 million, respectively, with no comparable expense for the three and nine months ended September 30, 2002.

     Management is in the process of testing goodwill for impairment using the two-step process prescribed by Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the second quarter of 2002, management utilized estimates of the enterprise value of the company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the company’s corresponding net assets as of that date. Based on the results of such test, management believes that a potentially significant impairment of the company’s $180.9 million goodwill exists. However, determining the amount of such impairment, which constitutes the second step of the process described in Statement 142, requires management to identify the implied fair value of the company’s goodwill. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to a plan or plans of reorganization set forth by the company’s Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the amount of the goodwill impairment charge, if any, will consider, among other things, the company’s enterprise value and management’s best estimates regarding the final disposition of the company’s pre-petition liabilities. Management anticipates recording any required goodwill impairment charge during the quarter ending December 31, 2002. Moreover, any goodwill impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in an accounting principle in a restated first quarter 2002. Accordingly, the results of operations and financial position of the company for the first quarter of 2002 could be restated.

     Further, if the company recognizes a material goodwill impairment charge during 2002, stockholders’ equity may be less than $75 million as of December 31, 2002, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2003. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail in Note 9 of the company’s condensed consolidated financial statements. In order to determine if there will be a goodwill impairment charge and corresponding Stark II noncompliance, the Chapter 11 trustee is seeking to retain investment bankers and financial advisors to, among other things, provide a valuation of the company. Moreover, the Chapter 11 trustee has initiated discussions with the holders of the Series A Senior Subordinated Unsecured Notes and the Series B Senior Subordinated Unsecured Convertible Notes regarding an exchange of such notes for Coram, Inc. Series A Cumulative Preferred Stock prior to December 31, 2002. However, no assurances can be given at this time that a note exchange, if necessary, would be successfully consummated on or before such date.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as far as they relate to the disposal of a segment of a business. The company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the company’s results of operations or financial position.

     Capitalized Software Development Costs. Costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use (“SOP 98-1”). Amortization is computed using the straight-line method over estimated useful lives generally ranging from one to five years. For the three and nine months ended September 30, 2002, software development costs totaling $0.2 million and $1.1 million, respectively, have been capitalized in accordance with SOP 98-1.

RESULTS OF OPERATIONS

     As discussed in Note 3 to the company’s condensed consolidated financial statements, the company considers R-Net’s operating results as part of discontinued operations; however, for the three and nine months ended September 30, 2002 and 2001 the Resource Network Subsidiaries had no operations.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Net Revenue. Net revenue increased $14.1 million or 15.0% to $107.9 million during the three months ended September 30, 2002 from $93.8 million during the three months ended September 30, 2001. The increase is primarily attributable to revenue increases in the company’s core infusion therapies, including a combined $11.8 million increase in net revenue from coagulant and blood clotting, intravenous immunoglobulin, anti-infective and total parenteral nutrition therapies, as well as, an incremental increase of approximately $0.7 million in non-core enteral therapies.

     Gross Profit. Gross profit increased $5.1 million to $30.2 million or a gross margin of 28.0% during the three months ended September 30, 2002 from $25.1 million or a gross margin of 26.8% during the three months ended September 30, 2001. The gross margin percentage increase is primarily due to the larger proportion of anti-infective therapies in the company’s therapy mix (such therapies generally have a lower product cost as a percentage of net revenue than the company’s other core therapies), favorable pricing changes in the products related to the company’s intravenous immunoglobulin therapies and favorable changes in the company’s payer mix.

     Selling, General and Administrative (“SG&A”) Expenses, SG&A expenses increased $2.3 million or 11.9% to $21.7 million during the three months ended September 30, 2002 from $19.4 million during the three months ended September 30, 2001. This increase includes a $0.8 million unfavorable variance related to management incentive compensation and a $0.5 million increase in legal fees relating to certain ongoing litigation. See Note 9 to the company’s condensed consolidated financial statements for further details of the company’s litigation and contingencies. Additionally, in connection with costs incurred to improve the company’s information systems, the company recognized increased depreciation and amortization costs of approximately $0.4 million during the three months ended September 30, 2002. The company also incurred incremental costs of $0.5 million to enhance its sales and marketing force and $0.2 million in reimbursement-related consulting costs to improve cash collections during the three months ended September 30, 2002 compared to the corresponding 2001 period.

     Offsetting the above expense increases was a $0.5 million decrease in amortization expense related to the company’s commercial payor contracts intangible asset, which became fully amortized during the three months ended March 31, 2002.

     In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to net revenue growth.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $5.1 million or 4.7% of net revenue during the three months ended September 30, 2002, compared to $2.9 million or 3.1% of net revenue during the three months ended September 30, 2001. The increased provision for estimated uncollectible accounts as a percentage of net revenue reflects a deterioration in cash collections and accounts receivable related to the consolidation of several of the company’s infusion business Patient Financial Service Centers (reimbursement sites) and correspondingly higher reserve requirements. Such consolidation took place during the first and second quarters of 2001. See Note 1 to the company’s condensed consolidated financial statements for further details. During 2001 and continuing into 2002, Coram’s management put in place action plans aimed at enhancing timely reimbursements by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement personnel and concentration of the company’s expertise and managerial resources into the most affected reimbursement locations. The higher provision for estimated uncollectible accounts as a percentage of net revenue reflects management’s estimate of bad debt expense for the year ending December 31, 2002. However, there can be no assurances that such provisions will be adequate or that the factors adversely affecting the company’s bad debt expense will not continue in the future.

     Restructuring Cost Recovery. During the three months ended September 30, 2002, the company recognized a restructuring cost recovery of $0.1 million related to certain new functionality of space previously deemed to be idle and/or excess. This amount was previously included as part of the company’s accrued merger and restructuring costs.

     Interest Expense. Interest expense decreased $3.7 million to $0.4 million during the three months ended September 30, 2002 from $4.1 million during the three months ended September 30, 2001. Both periods primarily reflect the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 7 to the company’s condensed consolidated financial statements. Moreover, during the three months ended September 30, 2001, a change of estimate related to the aggregate cumulative interest on the proposed settlement with the Internal Revenue Service was recognized, resulting in $3.7 million of incremental interest expense. Both periods reflect the non-recognition of interest expense related to the Series A Notes and the Series B Notes subsequent to the execution of exchange agreements on December 29, 2000 and December 31, 2001, which qualified as troubled debt restructurings (see Notes 6 and 8 to the company’s condensed consolidated financial statements for further details).

     Reorganization Expenses, Net. During the three months ended September 30, 2002, the company recognized $0.8 million in net reorganization expenses related to the Bankruptcy Cases, compared to $3.7 million during the three months ended September 30, 2001. These expenses include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The greater expense in the 2001 period included $0.4 million accrued by the Debtors under key employee retention plans, whereas no comparable expense was incurred during the three months ended September 30, 2002. Moreover, the company recorded $1.0 million and $3.5 million of bankruptcy-related professional fees during the three months ended September 30, 2002 and 2001, respectively. The Chapter 11 trustee has been evaluating the needs for services of the professionals previously engaged by the Debtors while debtors-in-possession. The Chapter 11 trustee has re-engaged certain of these professionals and has further determined that the services provided by other professionals previously engaged by the Debtors will no longer be required. See Note 2 to the company’s condensed consolidated financial statements for further details, including motions submitted by the Chapter 11 trustee related to administrative professionals that have been granted by the Bankruptcy Court.

     Loss on Disposal of Discontinued Operations. For the three months ended September 30, 2002, the company recorded a $0.5 million Loss from Disposal of Discontinued Operations for legal costs related to certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation. See Note 3 to the company’s condensed consolidated financial statement for further details.

     Income Tax Expense. See Note 7 to the company’s condensed consolidated financial statements for discussion of the variance between the statutory income tax rate and the company’s effective income tax rate.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Net Revenue. Net revenue increased $30.9 million or 10.8% to $318.3 million during the nine months ended September 30, 2002 from $287.4 million during the nine months ended September 30, 2001. The increase is primarily attributable to revenue increases in the company’s core infusion therapies, including a combined $29.1 million increase in net revenue from coagulant and blood clotting, intravenous immunoglobulin, anti-infective and total parenteral nutrition therapies, as well as, an incremental increase of approximately $3.0 million in non-core enteral therapies. Such net revenue increases were offset by adverse changes in the average wholesale price (“AWP”) reimbursement rates for certain anti-infective drugs, as further discussed below.

     Effective July 1, 2001, the AWP reimbursement rates for a certain brand of the antibiotic drug Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $4.2 million or 42.9% to $5.6 million during the nine months ended September 30, 2002 from $9.8 million during the nine months ended September 30, 2001. The net revenue reduction included an unfavorable pricing variance of $6.5 million related to the adverse AWP reimbursement rate changes, which was offset by an increase in volume relating to such drugs.

     Gross Profit. Gross profit increased $9.1 million to $89.2 million or a gross margin of 28.0% during the nine months ended September 30, 2002 from $80.1 million or a gross margin of 27.9% during the nine months ended September 30, 2001. The gross margin percentage was effectively unchanged. The company experienced favorable trended results during the nine months ended September 30, 2002 from a larger proportion of anti-infective therapies in the company’s therapy mix (such therapies generally have a lower product cost as a percentage of net revenue than the company’s other core therapies), favorable pricing changes in the products related to the company’s intravenous immunoglobulin therapies and favorable changes in the company’s payer mix.

     However, the favorable gross margin trends were offset by larger proportion of coagulant and blood clotting therapies in the company’s therapy mix which, generally have a higher product cost as a percentage of net revenue than the company’s other core therapies. Also adversely impacting gross margin percentage were reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company’s operations.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.9 million or 4.7% to $64.0 million during the nine months ended September 30, 2002 from $61.1 million during the nine months ended September 30, 2001. This increase includes a $0.5 million increase in legal fees relating to certain ongoing litigation. See Note 9 to the company’s condensed consolidated financial statements for further details. Additionally, this increase reflects compensation and consulting expenses incurred to improve the company’s information systems. Such expenses totaled $2.1 million and $0.9 million during the nine months ended September 30, 2002 and 2001, respectively. Moreover, in connection with the implementation of the new information systems, the company recognized increased depreciation and amortization costs of approximately $1.1 million during the nine months ended September 30, 2002. The company also incurred incremental costs of $2.1 million to enhance its sales and marketing force and $0.2 million in reimbursement-related consulting costs to improve cash collections during the nine months ended September 30, 2002 compared to the corresponding 2001 period.

     Offsetting the above expense increases were a $2.0 million decrease in expenses related to management incentive compensation and a $1.0 million decrease in amortization expense related to the company’s commercial payor contracts intangible asset, which became fully amortized during the nine months ended September 30, 2002.

     In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to net revenue growth.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $13.4 million or 4.2% of net revenue during the nine months ended September 30, 2002, compared to $8.8 million or 3.1% of net revenue during the nine months ended September 30, 2001. The increased provision for estimated uncollectible accounts as a percentage of net revenue reflects a deterioration in cash collections and accounts receivable related to the consolidation of several of the company’s infusion business Patient Financial Service Centers (reimbursement sites) and correspondingly higher reserve requirements. Such consolidation took place during the first and second quarters of 2001. See Note 1 to the company’s condensed consolidated financial statements for further details. During 2001 and continuing into 2002, Coram’s management put in place action plans aimed at enhancing timely reimbursements by emphasizing improved billing and cash collection methods, continued assessment of systems support for reimbursement personnel and concentration of the company’s expertise and managerial resources into the most affected reimbursement locations. The higher provision for estimated uncollectible accounts as a percentage of net revenue reflects management’s estimate of bad debt expense for the year ending December 31, 2002. However, there can be no assurances that such provisions will be adequate or that the factors adversely affecting the company’s bad debt expense will not continue in the future.

     Restructuring Cost Recovery. During the nine months ended September 30, 2002, the company recognized restructuring cost recoveries of $0.1 million related to certain new functionality of space that was previously deemed to be idle and/or excess and the early termination of a lease. The nine months ended September 30, 2001 include the recognition of $0.6 million in restructuring cost recoveries related to the assumption of one of the company’s real property leases by a third party and certain changes in estimates attributable to severance liabilities. All of the aforementioned items were previously included as part of the company’s accrued merger and restructuring costs.

     Interest Income. Interest income decreased $0.8 million to $0.3 million during the nine months ended September 30, 2002 from $1.1 million during the nine months ended September 30, 2001, principally reflecting lower available returns on overnight cash investments and a greater interest income allocation to reorganization costs.

     Interest Expense. Interest expense decreased $5.1 million to $1.2 million during the nine months ended September 30, 2002 from $6.3 million in the nine months ended September 30, 2001. Both periods primarily reflect the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 7 to the company’s condensed consolidated financial statements. Moreover, during the nine months ended September 30, 2001, changes of estimate related to the aggregate cumulative interest on the proposed settlement with the Internal Revenue Service were recognized, resulting in $4.5 million of incremental interest expense. In addition, during the nine months ended September 30, 2001 the company recognized approximately $0.5 million of interest expense related to its debtor-in-possession financing agreement. Both periods also reflect the non-recognition of interest expense related to the Series A Notes and the Series B Notes subsequent to the execution of exchange agreements on December 29, 2000 and December 31, 2001, which qualified as troubled debt restructurings (see Notes 6 and 8 to the company’s condensed consolidated financial statements for further details).

     Gain on Sale of Business. During January 2002, the company finalized the sale of a durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain (see Note 2 to the company’s condensed consolidated financial statements for further details).

     Other Income, Net. During the nine months ended September 30, 2002, the company recognized $1.0 million in other income, net, compared to a nominal amount during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The Bankruptcy Court approved the settlement agreement on August 21, 2002 and, on October 17, 2002, the company received the settlement proceeds.

     Reorganization Expenses, Net. During the nine months ended September 30, 2002, the company recognized $3.4 million in net reorganization expenses related to the Bankruptcy Cases, compared to $10.0 million during the nine months ended September 30, 2001. These expenses include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The greater expense during the 2001 period included $1.5 million accrued by the Debtors under key employee retention plans, whereas no comparable expense was incurred during the nine months ended September 30, 2002. Moreover, the company recorded $3.7 million and $8.8 million of bankruptcy-related professional fees during the nine months ended September 30, 2002 and 2001, respectively. The Chapter 11 trustee has been evaluating the needs for services of the professionals previously engaged by the Debtors while debtors-in-possession. The Chapter 11 trustee has re-engaged certain of these professionals and has further determined that the services provided by other professionals previously engaged by the Debtors will no longer be required. See Note 2 to the company’s condensed consolidated financial statements for further details, including motions submitted by the Chapter 11 trustee related to administrative professionals that have been granted by the Bankruptcy Court.

     Loss on Disposal of Discontinued Operations. For the nine months ended September 30, 2002, the company recorded a $0.5 million Loss from Disposal of Discontinued Operations for legal costs related to certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation. See Note 3 to the company’s condensed consolidated financial statements for further details.

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and other Debt Obligations. The Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (a party to the Senior Credit Facility and the Securities Exchange Agreement), as of August 30, 2000 (the “DIP Agreement”). The DIP Agreement provided that the Debtors could access, as necessary, up to $40 million, depending upon borrowing base availability, for use in connection with the operations of their businesses and the businesses of their subsidiaries. On September 12, 2000, the Bankruptcy Court approved the DIP Agreement. The DIP Agreement expired by its terms on August 31, 2001 with the company making no draw-downs thereunder through the term of the financing. See Note 6 to the company’s condensed consolidated financial statements for further details.

     On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. Effective February 6, 2001, the lenders thereto and the company terminated the Senior Credit Facility. See Note 6 to the company’s condensed consolidated financial statements for further details. In connection with the termination of the Senior Credit Facility and pursuant to an order of the Bankruptcy Court, in February 2001, the company established irrevocable letters of credit aggregating $2.1 million through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (a party to the Senior Credit Facility and the Securities Exchange Agreement). Such letters of credit aggregated approximately $0.9 million at September 30, 2002 but were reduced to approximately $0.8 million in October 2002. The company’s letters of credit are fully secured by interest-bearing cash deposits held by Wells Fargo. These letters of credit have maturity dates in February 2003. Due to certain product shortages and the pendency of the Bankruptcy Cases, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients’ medical needs.

     The company’s Series A Notes and Series B Notes were not paid on their June 30, 2002 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. See Note 6 to the company’s condensed consolidated financial statements for further details.

     General. The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors’ bankruptcy filings and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy

Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization filed in the Bankruptcy Cases could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 of the company’s condensed consolidated financial statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to obtain necessary financing to fund a recent proposed settlement with the Internal Revenue Service (“IRS”), the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations.

     Coram used cash on hand and cash generated from operations to fund its reorganization activities and working capital requirements for the nine months ended September 30, 2002. Working capital at September 30, 2002 was a deficit of $64.1 million compared to a working capital deficit of $76.2 million at December 31, 2001, a reduction in the working capital deficit of $12.1 million. This change in working capital is primarily due to: (i) an increase in net accounts receivable of $5.8 million, (ii) a $4.6 million increase in cash and cash equivalents, (iii) a $3.6 million increase in other current assets (reflected in this increase is a $1.8 million refund receivable from the IRS for a federal tax refund applied for during the quarter ended September 30, 2002), (iv) a decrease of $1.7 million in inventories, (v) a $5.2 million decrease in accrued compensation and related liabilities, (vi) a $0.6 million increase in accounts payable and accrued reorganization costs, (vii) the residual $0.8 million of an insurance note payable, (viii) a $3.2 million increase in income taxes payable (primarily due to the reclassification of $3.0 million of long-term liabilities related to the proposed settlement with the IRS), (ix) a $1.1 million increase in other accrued liabilities and (x) a $0.4 million decrease in merger and restructuring charges.

     Cash used in investing activities for the nine months ended September 30, 2002 was $3.5 million. Of that amount, $1.8 million related to capital expenditures to upgrade Coram’s company-wide information systems, with the balance reflecting purchases of property and equipment to support the new information systems at the branch level and purchases in the normal course of business, partially offset by $0.1 million from the proceeds on the sale of a durable medical equipment business located in New Orleans, Louisiana.

     Management believes that the net costs for the Bankruptcy Cases will result in significant use of cash for the remainder of the year ending December 31, 2002 and in the year 2003. These costs principally consist of professional fees and expenses and certain pending employee retention payments. On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Management believes that such costs, when authorized for payment by the Chapter 11 trustee, will be funded through available cash balances and cash provided by operations.

     Management cannot predict whether any future objections of the Official Committee of the Equity Security Holders or any other interested parties in the Bankruptcy Cases will be forthcoming. Outcomes unfavorable to the company or unknown additional actions could require the company to access significant additional funds. See Notes 2 and 9 to the company’s condensed consolidated financial statements for further details.

     In August 2002, the Chapter 11 trustee filed two motions with the Bankruptcy Court wherein settlements were proposed resulting in aggregate cash proceeds of approximately $2.0 million for the benefit of the Debtors’ estates, including the settlement relating to the escrow deposit in connection with certain 1997 dispositions of lithotripsy partnerships. Such settlements were approved by the Bankruptcy Court on August 21, 2002. Approximately $1.0 million was realized during the quarter ended September 30, 2002 and the $1.0 million relating to the escrow deposit was received on October 17, 2002.

     On August 21, 2002, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee requesting approval to make settlement payments of approximately $0.4 million to a former Chief Executive Officer of the company to resolve certain contractual disputes relating to severance obligations. In connection therewith, such payments were made during the quarter ended September 30, 2002.

     On August 21, 2002, the Bankruptcy Court also approved a motion filed by the Chapter 11 trustee requesting approval to relocate the Debtors’ Santa Barbara, California facility to a new location at a cost of approximately $0.2 million. The company intends to fund the cost of this relocation with available cash balances and cash provided by operations.

     The company sponsors a Management Incentive Plan (“MIP”), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally sales in the company’s core infusion therapies, cash collections and earnings before interest expense, taxes, reorganization expenses, restructuring costs, depreciation and amortization), as well as, individual performance targets and objectives. On March 20, 2001, the CHC Compensation Committee of the Board of Directors approved an overall award of approximately $13.6 million for the year ended December 31, 2000 (the “2000 MIP”) for those individuals participating in the MIP. On September 7, 2001, the Bankruptcy Court approved payment of up to approximately $2.7 million of the 2000 MIP to all individuals participating in the MIP, except for the amounts due to Daniel D. Crowley, the company’s Chief Executive Officer. In connection therewith, payments to those individuals were made in September 2001. Pursuant to the provisions of the MIP for the year ended December 31, 2001 (the “2001 MIP”), which was previously approved by CHC’s Compensation Committee of the Board of Directors, the executives included thereunder are entitled to an aggregate payment of approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002, the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with each of the company’s Chief Executive Officer and its Executive Vice President: (i) not to request any 2001 MIP payment to the Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company’s Executive Vice President is otherwise entitled. The Bankruptcy Court’s order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors’ previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved the company’s Chief Executive Officer’s and Executive Vice President’s rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee does not intend to seek approval of a key employee retention plan for the year ending December 31, 2002 and the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization. Pursuant to the approved motion, individuals participating in the 2001 MIP entered into an agreement with CI whereby amounts paid under the 2001 MIP must be returned in their entirety (less applicable withholdings) in the event that the individual leaves the company voluntarily or is terminated for cause within six months from the effective date of such agreement. Payments of the remaining 2000 MIP and 2001 MIP amounts, as well as, any additional amounts that may accrue to individuals participating in the incentive compensation plans for the year ending December 31, 2002 remain subject to approval by the Bankruptcy Court and the Debtors’ Chapter 11 trustee. If approved, the company intends to fund such incentive compensation plans with available cash balances and cash provided by operations.

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

     With the approval of the Chapter 11 trustee, in November 2002 the company modified its paid time off (“PTO”) policy for the year ending December 31, 2002 on a basis similar to the two preceding calendar years. Where state laws permit, employees with aggregate vested PTO time exceeding certain predetermined thresholds will receive cash payouts of either 50% or 100% of their vested PTO balances (depending on the underlying nature of the vested PTO time) or, at their election, they can utilize such time prior to December 31, 2002. After considering projected PTO utilization through December 31, 2002, management anticipates that the company’s cash outlay related to the aforementioned employee benefit change will approximate $1 million (to be paid in two equal installments on December 20, 2002 and April 11, 2003) and will be funded through available cash balances and cash provided by operations. There can be no assurances as to the PTO utilization by employees and the corresponding cash requirements.

     In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers (“D&O”), General and Professional Liability (“GLPL”) and certain other risk management insurance policies. In connection therewith, in 2001 the Bankruptcy Court approved a motion made by the Debtors to enter into an insurance premium financing agreement to finance certain GLPL premiums for the 2001 policy year. On May 9, 2002, pursuant to an order previously entered by the Bankruptcy Court, the Chapter 11 trustee and the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “Financing Agreement”) to finance the premiums under certain insurance policies. Under the terms of the Financing Agreement, CHC made down payments of approximately $1.5 million and financed approximately $2.7 million. The Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies. Commencing on May 15, 2002, the amount financed is being paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if CHC does not make the monthly payments called for by the Financing Agreement; however, the final payment under the Financing Agreement was made on November 14, 2002. No assurances can be given that the Debtors will be able to obtain and/or maintain adequate D&O and GLPL insurance coverage beyond the expiration of the current policies, which generally terminate in early 2003. In the event that the Debtors are unable to obtain and/or maintain such insurance at a price that will be economically viable, there could be a material adverse effect on the company’s operations and liquidity.

     The final liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company beyond the cash accounts already deemed to be part of R-Net’s bankruptcy estate. Although no assurances can be given, after considering the Resource Network Subsidiaries’ proposed plan of liquidation under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court, management does not expect that such additional cash expenditures, if any, will be material to the financial condition or cash flows of the company. See Notes 2, 3 and 9 to the company’s condensed consolidated financial statements for further details.

     On June 6, 2002, the Bankruptcy Court granted a motion of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) and lifted the automatic stay in the Bankruptcy Cases to allow the R-Net Creditors’ Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners, L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection and, accordingly, they plan to vigorously contest the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors’ motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries’ objections to the Debtors’ proofs of claims are proceeding with discovery under a case management order. Currently pending before the United States District Court for the District of Delaware are motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. Also pending before the Bankruptcy Court are motions by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations.

     Principally due to the early stages of the aforementioned Resource Network Subsidiaries’ matters, the ultimate outcome thereof cannot be predicted with any degree of certainty, nor can management predict the scope and nature of any indemnification that the directors and officers may have with the company’s insurance carrier. Through September 30, 2002, the company incurred approximately $0.8 million in legal fees, including legal fees associated with indemnifications of the company’s directors and officers related to the second amended complaint filed by the R-Net Creditors’ Committee. Management expects to incur substantial legal fees in future periods related to this matter, which the company intends to fund with available cash balances and cash provided by operations.

     The CHC Board of Directors approved management’s request to upgrade Coram’s company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll (collectively the “Back Office”) software package and related licenses were procured. The total purchase price for the Back Office software package was approximately $1.3 million. All of the Back Office modules were operational before June 30, 2002, except for the human resource and payroll software modules, which are scheduled to become operational in 2003. Additionally, management is negotiating with a third party vendor to upgrade and/or replace its billing, accounts receivable, clinical and pharmacy systems (collectively the “Front Office”). Management expects to begin substantive implementation of the Front Office modules during 2003. In addition to the cost of the aforementioned Back Office software package, substantial internal and external costs have been and will continue to be incurred to implement the Back Office (human resource and payroll modules) and Front Office software solutions, as well as, remedy problems and deficient performance currently being experienced in the Back Office modules (financial, materials management and procurement). Internal personnel time and expenses and external vendor consultation costs of approximately $5.0 million were expended from January 1, 2001 through September 30, 2002 on these projects. Through September 30, 2002, the company also purchased certain hardware necessary to run the new information systems aggregating approximately $2.9 million; however, supplemental hardware and peripheral equipment will be required in order to make the new software suites fully functional. Although management cannot readily determine the aggregate costs to implement the Back Office and Front Office solutions and remedy the performance issues in the current operating environment, the company plans to manage the timing of such efforts in order to fund its current and future information system requirements, including potentially substantial supplemental consulting services, with its available cash balances and cash provided by operations. Moreover, if there are continued disruptions to Back Office transaction processing, management’s ability to report, analyze and utilize data for purposes of making proactive business decisions and complying with various financial reporting requirements could be adversely impacted.

     Coram entered into a proposed settlement agreement with the Internal Revenue Service to resolve a dispute regarding certain tax refunds previously received by the company. The proposed settlement agreement has been approved by the Joint Committee on Taxation and, if approved by the Debtors’ Chapter 11 trustee and the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $8.6 million at November 15, 2002. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment payment plan on favorable terms with the Internal Revenue Service or if the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount or any such installment payment plan, the financial position and liquidity of the company could be materially adversely affected. See Note 7 to the company’s condensed consolidated financial statements for further details.

     The Balanced Budget Act of 1997 (the “BBA”) required Part A certified home health agencies, as a condition of their participation in the Medicare program, to post surety bonds. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 modified the annual surety bond amounts for home health agencies to require the lesser of 10% of the amount Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare and Medicaid Services (“CMS”) (formerly the Health Care Financing Administration) reviews the bonding requirements. As of November 15, 2002, the company had only one Medicare certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Part B suppliers, although these requirements also are on hold administratively. Virtually all of Coram’s branch offices participate as suppliers in the Part B Medicare program. Similar bonding requirements are being reviewed by state Medicaid programs, and at least one state requires Medicaid suppliers to maintain a surety bond. If additional state or federal requirements become effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and/or Medicaid programs for some or all of its branch locations. Such bond amounts may be funded in whole or in part through available cash balances and cash generated from operations. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting a bonding requirement may be to obtain bonds through a qualified insurance carrier. No assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements, when they are finalized.

     The principal supplier of Coram’s infusion pumps, Sabratek Corporation (“Sabratek”), filed for protection under Chapter 11 of the United States Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation (“Baxter”) purchased certain Sabratek assets, including Sabratek’s pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek infusion pumps used by Coram. Beginning in January 2000, Coram’s fleet of approximately 5,000 Sabratek 6060 Homerun pumps began to experience malfunctions and failures of various sorts due to inherent flaws in the design of the pump. Pumps requiring repair were sent back to Baxter under a five-year warranty program covering pump repairs. Repairs have been made to these pumps and management believes the pump lives have been extended. Management expects that Baxter will extend the period during which it will produce the related tubing and infusion sets necessary for operation of the 6060 Homerun pumps; however, no assurances can be given that Baxter will make such an extension. Moreover, the company’s fleet of 5,000 Sabratek 6060 Homerun pumps warrant certain software and hardware upgrades that may require a substantial cash outlay on the company’s behalf. Management is currently evaluating several alternatives relative to the pump upgrades.

     In a separate matter, Baxter announced that effective March 2003 it will cease production of the Sabratek stationary 3030 pumps, including the related tubing and infusion sets necessary for repairs and operation of such pumps. Management is currently evaluating the company’s options regarding the fleet of approximately 3,000 Sabratek 3030 pumps, including the purchase or leasing of new technology. Although management believes that the company will be able to replace the Sabratek 3030 pumps, no assurances can be given that the sufficient cash generated by operations or other sources of funding will be available.

     Certain administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require specified healthcare entities, including the company, to only use standard medical billing code sets and make standard electronic transactions available for all billing transactions. These new provisions are currently scheduled to take effect no later than October 16, 2003. Principally because no standard billing mechanisms were available to the home infusion industry until January 2002, these changes are having a critical impact on the company and its market segment. In order to comply with these new provisions, it will be necessary for the company to renegotiate or amend a significant number of its commercial payer contracts within the next year. The standard billing code sets available under the HIPAA provisions require that the company unbundle certain elements of its services, thereby resulting in possible reductions of the overall revenue that the company may earn under its payer contracts. Additionally, several large commercial payers are seeking HIPAA compliance by recontracting with their providers via methods that may not be favorable to the company, including bidding out their provider services through an open proposal process, terminating existing provider contracts, requiring providers to contract with a third party administrator at less favorable rates and unilaterally imposing new billing codes and fee structures on existing providers. As a result of the aforementioned HIPAA compliance activities and initiatives, the company may not be successful in negotiating new contracts and/or renegotiating old contracts in order to provide an adequate level of reimbursement and profitability.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lapse between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core therapies, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from the company’s accounts receivable may not be sufficient to cover the expenses associated with its business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of the continuing efforts to improve efficiency and overall performance, several Patient Financial Services Centers (reimbursement sites) were - consolidated and the related reimbursement positions were eliminated in 2001. By consolidating to fewer sites, management expects to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, over the long-term, patients and payers will receive improved service. Management took certain actions in 2001 to mitigate the potential shortfall in cash collections during and after the transition period. Notwithstanding management’s efforts, the company experienced deterioration in its days sales outstanding (“DSO”), an increase in potentially uncollectible accounts receivable and substantial growth in account receivable. No assurances can be given that the consolidation of the company’s Patient Financial Service Centers will ultimately be successful in enhancing timely reimbursement, that the company will not continue to experience a significant shortfall in cash collections or that the aforementioned deterioration in DSO and accounts receivable will not continue. If Coram continues to experience these unfavorable trends, the company’s liquidity could be materially adversely affected.

RELATED PARTY TRANSACTIONS

     Refer to Note 4 of the company’s condensed consolidated financial statements, incorporated herein by reference, as well as, Part III and Note 10 to the consolidated financial statements included in Coram’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference, for further discussion of related party transactions.

RISK FACTORS

     Refer to the discussion under the caption “Risk Factors” under Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Coram’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference, for a discussion of certain risk factors.

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

     As of September 30, 2002, the company had outstanding long-term debt of $132.6 million, including $132.3 million which matured on June 30, 2002 and bore interest at 9.0% per annum; however, the $132.3 million was not paid on such date and the creditors’ remedies are currently stayed pursuant to the Bankruptcy Cases. Because substantially all of the interest on the company’s debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 6 to the company’s condensed consolidated financial statements for further details regarding long-term debt.

     The debt to equity exchange transactions described in Note 6 to the company’s condensed consolidated financial statements qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. l5,Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and the provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the company did not recognize any interest expense on the Series A Notes and the Series B Notes during nine months ended September 30, 2002 and the company will not recognize any interest thereon until a plan or plans of reorganization are approved by the Bankruptcy Court.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

     The company performed an evaluation under the supervision and with the participation of its management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and Rule 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing of this report. Based upon their evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

(b)  Changes in Internal Controls.

     There were no significant changes in the company’s internal controls or in other factors that could significantly affect the company’s internal controls subsequent to the date of their most recent evaluation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 9 to the company’s condensed consolidated financial statements contained in this report and are incorporated herein by reference.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company’s principal debt agreements is set forth in Note 6 to the company’s condensed consolidated financial statements contained in this report and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

99.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.3	—	July 15, 2002, Settlement, General Release and Waiver of Claims between Coram Alternate Site Services, Inc., and Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. AND Humana Health Plan, Inc.

99.4	—	Settlement and Mutual Release Agreement (I) by and between the trustee and Richard M. Smith on July 12, 2002, and (II) by and among certain of the Debtors’ non-debtor subsidiaries and Richard M. Smith on July 16, 2002

99.5	—	August 26, 2002, Settlement Agreement by and between T2 Medical, Inc. and Northside Hospital & Heart Institute

(B)	Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORAM HEALTHCARE CORPORATION

November 19, 2002	By:	/s/ SCOTT R. DANITZ Scott R. Danitz Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

I, Daniel D. Crowley, certify that:

1.	I have reviewed this quarterly report on Form l0-Q of Coram Healthcare Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, -particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ DANIEL D. CROWLEY

Daniel D. Crowley Chairman of the Board of Directors, Chief Executive Officer and President

CERTIFICATION

I, Scott R Danitz, certify that:

1.	I have reviewed this quarterly report on Form l0-Q of Coram Healthcare Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ SCOTT R. DANITZ

Scott R. Danitz Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibits		Description

99.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.3	—	July 15, 2002, Settlement, General Release and Waiver of Claims between Coram Alternate Site Services, Inc., and Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. AND Humana Health Plan, Inc.

99.4	—	Settlement and Mutual Release Agreement (I) by and between the trustee and Richard M. Smith on July 12, 2002, and (II) by and among certain of the Debtors’ non-debtor subsidiaries and Richard M. Smith on July 16, 2002

99.5	—	August 26, 2002, Settlement Agreement by and between T2 Medical, Inc. and Northside Hospital & Heart Institute