Form 10-K
period 2002-12-31
CORAM HEALTHCARE CORP
filed 2003-04-15
CIK 924174

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

          Securities registered pursuant to Section 12(g) of the Act:

                                                      NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                            WHICH REGISTERED
-----------------------------------------        -------------------------------
Common Stock ($0.001 par value per share)        Over the Counter Bulletin Board

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. Through April 11, 2003, no plan or plans of reorganization have been confirmed by such court.)

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes [ ] No [X]

         As of April 11, 2003, there were outstanding 49,638,452 shares of the registrant's common stock, which is the only class of voting stock of the registrant outstanding. As of June 28, 2002, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant based on the closing price for the common stock on the Over the Counter Bulletin Board on such date, was approximately $31.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

STATEMENT OF FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that are based on the beliefs of Coram's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Coram's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the uncertainties related to the ongoing bankruptcy proceedings of CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI"), including actions taken by the appointed Chapter 11 trustee (Arlin M. Adams, Esquire) and parties who may be adverse to the bankruptcy estates; Coram's ability to maintain continued compliance with the provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"); Coram's absence of sustained profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's leveraged financial structure, including significant liquidation preferences relating to certain CI preferred stock securities; the company's need to obtain additional financing or equity; the company's ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; the company's ability to successfully implement significant additions to or modifications of its company-wide information systems; the company's need for financing related to additions to, and upgrades of, current information technology systems; the company's ability to obtain adequate funding for and successfully deploy certain critical replacement infusion pumps and related tubing sets for certain products that have been discontinued by a vendor; the company's dependence upon the prices paid by third-party payers for the company's services; adverse changes in the average wholesale prices paid for drugs that Coram provides to its patients; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and the impact on healthcare service businesses, as well as, enhanced regulatory oversight of the healthcare industry; and certain other factors, all of which are described in greater detail in this report in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

     Lines of Business. During the three years ended December 31, 2002, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and related equipment and durable medical equipment. Other services offered by Coram include outsourced hospital compounding services and centralized management, administration and clinical support for clinical research trials and, through July 31, 2000, pharmacy benefit management and specialty mail order pharmacy services. See Note 17 to the company's Consolidated Financial Statements for further discussion of the company's industry segments.

     Coram's primary business strategy is to focus its efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, pain management, intravenous immunoglobulin ("IVIG"), therapies for persons receiving transplants and coagulant and blood clotting therapies for persons with hemophilia. Management has implemented programs focused on the reduction and control of the costs of providing services and operating expenses, assessment of under-performing branches and review of branch efficiencies. In connection therewith, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated (see Note 6 to the company's Consolidated Financial Statements). Most of the company's alternate site infusion therapy net revenue is derived from third-party payers such as private indemnity insurers, managed care organizations and governmental payers. Management's objective is to continue to provide services that consistently achieve desired clinical outcomes and maintain Coram's consistently high level of patient satisfaction while focusing on disciplined enhancements to the service model. By establishing best demonstrated practice benchmarks for nursing, pharmacy and clinical operations personnel, cost reductions have been achieved while simultaneously improving the quality and consistency of care. Furthermore, management continues to concentrate on reimbursement for services rendered by enhancing billing procedures, documentation and cash collections methods, assessing systems support for reimbursement personnel and concentrating Coram's expertise and managerial resources into fewer reimbursement locations.

     Prior to August 1, 2000, the company delivered pharmacy benefit management and specialty mail-order pharmacy services through its Coram Prescription Services ("CPS") business, which provided services and mail-order prescription drugs for chronically ill patients from one primary mail order facility, four satellite mail order facilities and one retail pharmacy. CPS's pharmacy benefit management services were delivered through a network of retail pharmacies, which provided on-line claims administration, formulary management and certain drug utilization review services. CPS's specialty mail-order pharmacy services were delivered through its six facilities, which provided distribution, compliance monitoring, patient education and clinical support to a wide variety of patients. On July 31, 2000, the company completed the sale of CPS to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc., which were newly formed affiliates of GTCR Golder Rauner, L.L.C. and are led by certain members of the former CPS management team. See Note 5 to the company's Consolidated Financial Statements for further details.

     While management believes the implementation of its overall business strategy has improved operating performance throughout the company, no assurances can be given as to its ultimate success. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY HISTORY

     Coram was formed on July 8, 1994 as a result of a merger by and among T(2) Medical, Inc., Curaflex Health Services, Inc., Medisys, Inc. and HealthInfusion, Inc., each of which was a publicly-held national or regional provider of home infusion therapy and related services. Coram made a number of acquisitions after commencing operations, the most significant of which was the April 1, 1995 acquisition of certain assets of the home infusion business of Caremark, Inc., a wholly-owned subsidiary of Caremark International, Inc. In addition, effective September 12, 1994, Coram acquired H.M.S.S., Inc., a leading regional provider of home infusion therapies based in Houston, Texas. As a result of these and other acquisitions, Coram became a leading provider of alternate site infusion therapy services in the United States.

     CHC and CI (collectively the "Debtors") filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the "Bankruptcy Cases"). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), none of the company's other subsidiaries is a debtor in any bankruptcy case. See Note 3 to the company's Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" for further details.

DELIVERY OF ALTERNATE SITE INFUSION SERVICES

     General. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. Additionally, Coram delivers alternate site infusion therapy services through joint venture and partnership agreements at several other geographic locations. Infusion therapy involves the parenteral administration of nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), coagulant and blood clotting, pain management, chemotherapy and other therapies, as well as, the provision of enteral nutrition.

     Infusion patients are primarily referred to Coram following the diagnosis of a specific disease or upon discharge from a hospital. The treating physician generally will determine whether the patient is a candidate for home infusion treatment. Typically, a hospital discharge planner, the patient's physician or a managed care payer will recommend or determine the infusion company to which a patient is referred even though the patient ultimately has the freedom to choose his or her own service provider. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs requires patient training, specialized equipment and clinical monitoring by skilled nurses and pharmacists. Many therapies require either a gravity-based flow control device or an electro-mechanical pump to administer the drugs. Some therapies are administered continuously; however, most are given for prescribed intermittent periods of time. Coram nurses and pharmacists work with the patient's physician to monitor and assess the patient's condition and update the therapy as necessary. The duration of the patient's treatment may last from just a few days to as long as the patient's life.

     Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion branches. A typical full service branch provides the following functions:

     (i)    patient intake and admission;

     (ii)   sterile product preparation by pharmacists and pharmacy technicians;

     (iii)  clinical pharmacy services;

     (iv)   clinical nursing services;

     (v)    clinical nutrition services;

     (vi)   collaborative clinical monitoring and disease management;

     (vii) materials management, including drug and supply inventory and delivery;

     (viii) assistance to specialized reimbursement personnel regarding billing, collections and benefit verification;

     (ix) marketing to local referral sources, including doctors, hospitals and payers; and

     (x)    general management.

     A typical full service branch has a fully equipped infusion pharmacy, offices for clinical and administrative personnel and a storage warehouse. It also employs a branch manager, licensed pharmacists, pharmacy technicians, registered nurses, dietitians, and sales and administrative personnel. Such a branch also serves the market area in which it is located, generally within a two-hour driving radius of the patients served, as well as, outlying locations where it can arrange appropriate nursing services. Smaller satellite locations maintain limited supplies and pharmacy operations and are used as support centers to respond to patient needs in specific geographic areas. Coram's full service branches and satellite locations are leased and range from 530 to 32,000 square feet of space, primarily in suburban office parks, often in close proximity to major medical facilities.

     In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff at the local branch works closely with the patient's physician or clinician and hospital personnel in order to assess the patient's suitability for home care. This process includes, among other things, assessment of the patient's physical and emotional status, as well as, assessment of certain social factors such as the safety and cleanliness of the home environment and the availability of family members or others to assist in the administration of the patient's therapy, if necessary. Patient review also includes a verification of the patient's eligibility based upon established admissions criteria and the patient's benefits package available from his or her insurance carrier, managed care provider or governmental payer.

     When a patient's suitability for home care has been confirmed, the patient and/or their designated carepartner receive training and education concerning the therapy to be administered, including the proper infusion technique and the care and use of intravenous devices and other equipment used in connection with the therapy. The patient and the patient's carepartner are also trained to monitor the patient's response to the therapy in order to identify changes of which the healthcare team should be notified. Nurses employed by or overseen by Coram generally perform the initial patient assessment and training.

     Prior to the patient receiving treatment services, the treating physician develops the patient's plan of treatment and communicates it to the local branch's clinical support team, including its nurses and pharmacists. The team develops a plan of care and works with the treating physician and the payer case manager, if applicable, to provide care and to monitor the patient's progress and response to treatment. The Coram pharmacist speaks with the patient or carepartner prior to dispensing the prescribed drugs and performs a prospective review of the patient's condition, medical history and use of other physician-prescribed medications. Throughout the patient's therapy, the local branch's clinical support team will regularly provide the treating physician and the payer case manager with reports on the patient's condition, creating an information flow that allows the treating physician to actively manage the patient's care. The treating physician always directs the patient's care, including changing the plan of treatment in accordance with the patient's needs and responses.

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

ALTERNATE SITE INFUSION THERAPY: PRODUCTS AND SERVICES

     General. Coram provides a variety of infusion therapies, principally nutrition, anti-infective therapies, pain management and IVIG, as well as, coagulant and blood clotting therapies for patients with hemophilia. A physician, based-upon a patient's diagnosis, treatment plan and response to therapy, determines the initiation and duration of these therapies. Certain therapies, such as anti-infective therapies, are generally used in the treatment of temporary infectious conditions, while others, such as nutrition, IVIG and blood coagulants, may be required on a long-term or permanent basis. The patient, the designated carepartner or an employee of Coram administers infusion therapies at the patient's home. In some patient groups, such as immuno-suppressed patients (e.g., AIDS/HIV, cancer, transplant patients, etc.), blood coagulant therapies or anti-infective therapies may be provided periodically over the duration of the primary disease or for the remainder of the patient's life, generally as episodic care.

     Nutrition Therapy. Total parenteral nutrition therapy ("TPN") involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to inflammatory bowel disease, short bowel syndrome, pancreatitis or other gastrointestinal illnesses. The therapy is generally administered through a central catheter surgically implanted into a major blood vessel to introduce the nutrient solution into the bloodstream. The nutrient solution may contain amino acids, dextrose, fatty acids, electrolytes, trace elements, minerals and/or vitamins. In many cases, the underlying illness or condition from which parenteral nutrition patients suffer is recurrent in nature requiring periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on TPN for life and other patients may require short-term TPN therapy to augment their nutritional status, such as patients with a diagnosis of cancer, hyperemesis, AIDS/HIV and eating disorders.

     Enteral nutrition therapy is administered through a feeding tube into the gastrointestinal tract of patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical conditions. Enteral nutrition therapy is frequently administered over a long period, often for six months or longer.

     Anti-Infective Therapy. Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal medications into the patient's bloodstream for the treatment of a variety of infectious episodes, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with AIDS/HIV, cancer, post-kidney transplant treatment protocols and infections of the kidneys and urinary tract. Intravenous anti-infective drugs are delivered through a peripheral catheter inserted in a vein in the patient's arm or via a centrally placed catheter. Anti-infective drugs are often more effective when infused directly into the bloodstream rather than taken orally.

     Pain Management. Pain management services encompass the treatment of pain and the management of related symptoms, resulting from either malignant or non-malignant diseases. Unrelieved pain and related symptoms are major contributors to emergency room visitations, as well as, readmissions and extended stays in hospitals. Pain management drugs are typically delivered by intravenous, subcutaneous or intraspinal (e.g., epidural) therapy, often in connection with the delivery of other core therapies.

     Intravenous Immunoglobulin. IVIG therapy involves the administration of blood derivative products (gammaglobulins), which are administered to patients with an immune deficiency or an altered immune status. IVIG therapy is most commonly administered to patients with primary immune deficiencies or autoimmune disorders. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Depending on the severity of their condition, patients receiving IVIG therapy for autoimmune disorders are treated intermittently over a period of months. IVIG products are delivered through a peripheral catheter inserted in a vein in the patient's arm or via a centrally placed catheter over one to five days, depending on the type of disorder being treated.

     Coagulant and Blood Clotting Therapies. Coagulation or factor replacement therapy is the intermittent administration of a blood clotting factor. Blood clotting factors are generally administered to persons with hemophilia or related genetic disorders which affect the blood's ability to clot. In these disorders, one or more of the normal blood clotting factors is not produced in sufficient amounts by the body. The absence of these clotting factors makes it difficult or impossible for a patient to stop bleeding. Severe hemophiliacs can suffer from spontaneous bleeding episodes without trauma. Repeated bleeding episodes can cause permanent loss of mobility in the joints, thereby placing the patient at further risk medically and impacting their ability to live a normal life. Factor replacement products are administered via a centrally inserted or peripherally inserted intravenous catheter over a short period of time (approximately 10 minutes). Factor is infused when bleeding episodes occur or on a routine preventative basis (prophylaxis). Most patients (even children) and/or their carepartners learn to start their own intravenous catheter and administer their blood clotting factor products. Persons with hemophilia and others who have inherited clotting disorders will require these products throughout their lives.

     Availability of factor product from manufacturers can be inconsistent and is dependent on many variables, including manufacturing capacity, manufacturer regulatory compliance, donor pools, production lots, contamination, etc. If a shortage occurs, Coram may be required to purchase through the secondary or distributor market, wherein pricing may not be favorable and product availability can change significantly from day to day. During such times of shortages, prices increase dramatically with limited availability to pass these additional costs on to patients and payers. Moreover, product shortages may make it difficult for Coram to meet the needs of its patients (a single patient's requirements may, at any given time, expend what would otherwise be adequate inventory for multiple patients) and may have an adverse impact on Coram's future results of operations. The current domestic supply of factor products is meeting or exceeding demand and Coram is able to acquire adequate amounts of these products in order to meet its current and anticipated short-term patient demand. Additionally, management is taking further proactive steps to ensure a ready supply of factor products for current and future patients. However, product shortages will continue to occur due to the nature of the manufacturing and regulatory environment of these products and any disruption to the company's factor product supply chain could have a materially adverse impact on future operating results.

     Transplant Services. Coram developed a distinct transplant program and is providing therapies and services to pre-and post bone marrow, blood cell and organ transplant patients. This clinically focused care management program includes, among other things, proprietary patient and environmental assessment and monitoring protocols, patient education tools and clinical training programs. The most common therapy for transplant patients is anti-infective therapy, including antibiotics, anti-viral and anti-fungal agents, most often prescribed intravenously to prevent or treat an infection due to the patient's immuno-compromised status. Other prescribed therapies include TPN, IVIG, biologic response modifiers, immunosuppressive therapies and blood products.

     Respiratory Therapy Services and Related Equipment and Durable Medical Equipment. Certain Coram and affiliated partnership branches provide respiratory therapy services and related equipment to patients for use in their homes. In addition, such branches also provide durable medical equipment in a patient's home setting, which complements the company's core home infusion and respiratory therapy services businesses. Whether administered separately to chronically ill pulmonary patients or in conjunction with Coram's other services, dedicated respiratory and other professionals are committed to positive patient outcomes, referral source communication, physician satisfaction and high standards of clinical excellence. Coram's integrated service approach allows patients to access infusion, respiratory and other therapy services, as well as durable medical equipment, through a single healthcare provider.

     Other Non-Core Therapies. Coram provides other technologically advanced therapies such as antineoplastic chemotherapy, intravenous inotropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for the prevention of blood clots, and anti-nausea therapy for chemotherapy induced emesis or hyperemesis gravidarum. Hydration therapy is often administered in conjunction with intravenous chemotherapy. Other non-core therapies, as described herein, are not generally material to the company's results of operations.

ALTERNATE SITE INFUSION THERAPY: ORGANIZATION AND OPERATIONS

     General. Coram's alternate site infusion therapy business operations are currently conducted through 77 branches. At December 31, 2001, the branches were divided into two geographic areas, each having a Senior Vice President of Operations. During the year ended December 31, 2002, the company further divided its operations into three geographical areas, each having a Senior Vice President of Operations or a Vice President of Operations (collectively the "Senior Vice Presidents of Operations") reporting directly to the President and an Area Vice President of Sales reporting directly to the Senior Vice President of Sales. The aforementioned changes during 2002 fostered a greater level of interactive collaboration between the Area Vice Presidents of Sales and the company's sales force and allowed the Senior Vice Presidents of Operations to focus on their areas in a more comprehensive manner. Moreover, this organizational structure was designed to create operating and decision-making efficiencies. Management believes that the functional approach to management facilitates high quality local decision-making, which allows Coram to attract and retain experienced local managers and be responsive to local market needs. Management continuously reviews operations, focusing on cost effective delivery of quality patient care. For example, Coram established a Hemophilia Services Division and specialty hemophilia distribution centers in Malvern, Pennsylvania,

Albuquerque, New Mexico and Sacramento, California. Each center utilizes existing Coram branch resources and concentrates experienced clinicians and management on the unique needs of hemophilia patients and their carepartners.

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

     Coram endeavors to ensure that its local managers have the appropriate authority and ability to perform effectively by providing training, education, policies and procedures and standardized systems. Coram maintains various management incentive plans that reward performance based on revenue growth, accounts receivable collection, inventory control and contribution of earnings before interest expense, income taxes, depreciation and amortization ("EBITDA").

ALTERNATE SITE INFUSION THERAPY: QUALITY ASSURANCE/PERFORMANCE IMPROVEMENT

     Coram maintains accreditation for its infusion therapy business that is consistent with its service standards and enables the company to monitor whether the objectives of those standards are met. The company successfully completed its triennial survey of all locations with the Joint Commission on the Accreditation of Health Care Organizations in 2001. In anticipation of the beginning of a new triennial period and as a normal course of business, Coram evaluated its options for accreditation by a nationally recognized independent organization. In connection therewith, Coram elected to pursue recurring national accreditation from the Accreditation Commission on Health Care, Inc. ("ACHC"). To prevent a lapse in accreditation, Coram underwent its corporate survey with ACHC in December 2001 and received Accreditation with Commendation, which applies to all services provided at all locations effective January 1, 2002. ACHC will conduct ongoing surveys at Coram locations to monitor continued compliance with ACHC standards throughout the three year accreditation period. During the year ended 2002, thirty six locations participated in the ACHC survey process and all such locations received accreditation.

     An integral part of Coram's commitment to clinical excellence is the national and branch specific Performance Improvement programs, which are fully integrated into the daily business model. The Performance Improvement programs serve to:

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

     Further, Coram's Clinical Operations Department assists branch management in assessing the levels of service being provided to patients. Coram's integrated approach to performance improvement is designed to identify national, area, regional and branch specific trends related to high volume, high risk, problematic and new activities. It encompasses continuous assessment and measurement of patient and customer satisfaction at both local and national levels, as well as, the comprehensive tracking, measuring and monitoring of important clinical outcomes. It also encompasses the measurement of management's success in achieving the desired operational and fiscal benchmarks that are key to the company's success.

RESPIRATORY THERAPY SERVICES AND RELATED EQUIPMENT AND DURABLE MEDICAL EQUIPMENT

     Coram provides a full line of respiratory therapy services and equipment, including, but not limited to, respiratory medications, oxygen systems, home ventilators, sleep apnea equipment, nebulizers, Continuous Positive Airway Pressure ("CPAP") systems and Bilevel Positive Airway Pressure ("BiPAP") systems. In addition, Coram provides other durable medical equipment, such as hospital beds, wheelchairs and walkers, to serve the needs of its patients. Both respiratory and durable medical equipment are available to patients for purchase or rent. There are many synergies between these product lines and the company's base infusion business that benefit both the company and its customers. Coram primarily benefits from the opportunity to provide respiratory therapy services and equipment and durable medical equipment to patients who are already receiving infusion or other services. Additionally, patients and payers benefit from the opportunity to obtain comprehensive healthcare services and equipment through a single source.

     The aforementioned services are provided through branches located in San Diego, California; Indianapolis, Indiana; Lenexa, Kansas; and Detroit, Michigan. Coram also provides these services through one of its partnerships with three locations in Wisconsin. In 2002, Coram completed the sale of its respiratory and durable medical equipment business located in New Orleans, Louisiana (see Notes 3 and 5 to the company's Consolidated Financial Statements for further details) and closed its Casper, Wyoming facility.

CLINICAL RESEARCH

     Coram has been providing support services for clinical research studies since 1995. In 1998, the company created a Clinical Research division and began devoting additional resources to, and actively marketing, its capabilities in this area. This division is operated through the company's wholly-owned subsidiary, CTI Network, Inc. ("CTI"). Utilizing integrated information systems and Coram's national network of approximately 700 full-time equivalent alternate site infusion nurses and pharmacists, as well as, contracted nurses from non-Coram agencies, CTI offers its customers the opportunity to effectively and efficiently complete some of the most challenging aspects of a clinical trial by:

     (i) providing alternate site healthcare services such as therapy administration, specimen collection, patient education and training, patient assessments and data collection;

     (ii)   providing alternate site pharmacy services;

     (iii)  providing patient screening and surveying services;

     (iv)   providing product acquisition of comparative medications;

     (v) providing single source contracting through a central office for national services;

     (vi)   providing nurse study coordinators at the physician's office; and

     (vii)  assisting in the identification of potential investigators.

SOLUNET LLC ("SOLUNET"): OUTSOURCED HOSPITAL COMPOUNDING SERVICES

     In November 2002, the company organized SoluNet as a wholly-owned subsidiary for the purpose of providing sterile product compounding services to hospitals. SoluNet's product offerings include patient-specific TPN, dialysis and cardioplegia solutions, which are compounded and dispensed by select Coram branch pharmacies under highly controlled conditions that are consistent with guidelines established by the American Society of Health-System Pharmacists. Each bag of compounded solution is individually labeled based on customer specifications and delivered to the hospital on a daily basis. Outsourcing to SoluNet promotes hospital pharmaceutical care models and facilitates the reallocation of critical hospital resources to internal initiatives, thereby promoting improved quality of patient care, achievement of cost savings and other strategic and tactical goals. SoluNet works closely with hospital stakeholders during all phases of program implementation and execution in order to design programs that meet each hospital's unique clinical, operational and fiscal requirements while allowing the hospitals to maintain important relationships with their drug and supply vendors.

CPS: PHARMACY BENEFIT MANAGEMENT AND SPECIALTY MAIL-ORDER PHARMACY SERVICES

     On July 31, 2000, the company completed the sale of CPS to Curascript Pharmacy Services, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers"). The Buyers were newly formed affiliates of GTCR Golder Rauner, L.L.C. and were led by certain members of the former CPS management team. See Note 5 to the company's Consolidated Financial Statements for further details.

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

REIMBURSEMENT OF SERVICES

     Virtually all of Coram's operating revenue is derived from third-party payers, including private insurers, managed care organizations such as HMOs and PPOs, at-risk physician groups and governmental payers such as Medicare and Medicaid. Similar to other healthcare service providers, Coram experiences prolonged reimbursement payment cycles in certain circumstances as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, qualification, billing, documentation and collection procedures is critical to financial success and continues to be a high priority for management. Coram continues to focus on the appropriate processing of claims and the careful screening of new patients to determine that adequate reimbursement will be available and will be received in a timely manner.

     In certain instances, fixed fee or capitated fee arrangements are utilized. Under a capitated fee arrangement, Coram would agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain specified dates. Before establishing the appropriate per member per month fee, Coram typically reviews utilization data provided by the payer customer and/or other available utilization data. In some instances, the per member per month rates will be adjusted or reconciled periodically to reflect actual utilization to prevent excess losses by the company or excess expenditures by the payer customer. As of December 31, 2002, Coram was a party to only three capitated arrangements (one of which converted to a fee-for-service arrangement effective January 1, 2003). Capitated contracts represented approximately 8.0%, 6.3% and 4.0% of the company's consolidated net revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately 6.6%, 5.5% and 3.4% of the company's consolidated net revenue for the years ended December 31, 2002, 2001 and 2000, respectively, related to a capitated agreement that provides services to members in the California marketplace. See Note 2 to the company's Consolidated Financial Statements for further details.

     Reimbursement amounts are collected from various sources, such as insurance companies, self-insured employers, patients and the Medicare and Medicaid programs. The Centers for Medicare & Medicaid Services ("CMS") has developed, for use in the Medicare Part B program, a national fee schedule for respiratory therapy, home medical equipment and infusion therapy, which provides reimbursement at 80% of the amount of any fee on the designated fee schedule. The remaining 20% co-insurance portion is the obligation of secondary insurance and/or the patient. A substantial amount of the revenue Coram earns under the Medicare program originates from the Part B program. Private indemnity payers typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payers, although net revenue and gross profit from both private and other third-party non-governmental payers have been affected by continuing efforts to contain or reduce reimbursement for healthcare services. In recent years, an increasing percentage of Coram's net revenue has been derived from agreements with HMOs, PPOs, managed care providers and other contracted payers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts and provide opportunities to capture a greater volume of business as compared to traditional indemnity referrals.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. While management believes that the company is in substantial compliance with all applicable laws and regulations, compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs. To minimize the potential exposure to the company and to more readily comply with the applicable federal and state regulations, Coram established a national compliance committee to regularly review audit activity and to identify and correct compliance issues. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" for further details.

     For most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the Average Wholesale Price ("AWP") of the drugs as published by commercial pricing services. For example, the Medicare program's allowable payment amount is generally 95% of the published AWP of a drug. AWP is an industry term that is typically understood to represent a suggested price for wholesale sales to pharmacies. AWP does not necessarily reflect the price paid by either pharmacies or other end user purchasers. There can be no assurances that government or private healthcare programs will continue to reimburse for drugs and biologicals based on the current AWP-based methodologies, or that future AWPs, revised AWPs or other payment methods will reflect acquisition prices available to purchasers such as the company. If government or private health insurance programs discontinue or modify the use of AWP or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, the company's profit margins may be reduced and, in many cases, be inadequate when combined with the costs of clinical services and overhead expenses associated with the delivery and administration of the drugs and biologicals. These circumstances could produce a material adverse impact on the company's overall profit margins. See "Government Regulations" for further details.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were being eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Service Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" for further details.

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

     During 2002, one of the company's major national competitors was sold to a company that provides specialized contract pharmacy and related services to patients with chronic diseases. Subsequent to such sale, the acquiring company discontinued services to patients receiving certain therapies, some of which are considered to be Coram's core therapies. This change in business strategy by one of the company's national competitors and business failures of certain other regional and national competitors has had a favorable impact on the company's sales and results of operations during 2002.

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

     There are relatively few barriers to entry in the local markets which Coram serves. Local or regional providers are currently competing in many of the healthcare markets served by the company, and others may do so in the future. Entrance into the local markets by competitors could cause a decline in net revenue, loss of market acceptance of Coram's services and price competition. Coram expects to continue to encounter competition in the future that could limit its ability to maintain or increase its market share. Such competition could have an adverse effect on the business, financial condition and results of operations of Coram. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" for further details.

SALES AND MARKETING

     Coram's alternate site infusion therapy products and services, including respiratory services and equipment and durable medical equipment, are marketed through branch sales personnel, including managed care consultants, account managers and clinical service liaisons with sales specialists focused on select Nutrition and Blood Product Programs. The company established product managers for five of its core therapies: nutrition, anti-infectives, IVIG, hemophilia-related services and pain management services through Strategic Business Units: Nutrition Services, Anti-Infectives, Blood Products Services (including hemophilia and IVIG) and Pain Management. The vice president or director for each unit has responsibility for ongoing program development and provides clinical and marketing resources to focus on growing sales in these areas.

     Substantially all of Coram's new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. Coram's sales force is responsible for establishing, maintaining and growing referral sources. Sales employees generally receive a base salary plus incentive compensation based on core therapy patient growth, revenue growth and/or EBITDA enhancements.

     Coram's network of field representatives enables it to market its services to a variety of patient referral sources, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs and insurance companies. Marketing is focused on presenting Coram's clinical expertise tailored to specific customer/patient interests, with an emphasis on certain key therapies. Specialty marketing and sales support personnel promote products and services that are outside of the base infusion therapies.

     As a result of escalating pressures to contain healthcare costs, third-party payers are participating in certain decisions regarding healthcare alternatives, using their significant bargaining power to secure discounts and to direct referrals of their enrollees to specified providers. In response thereto, Coram has directed its sales and business development strategies toward aggressively pursuing agreements with third-party payers, managed care organizations and provider networks that offer high quality, cost-effective care. Coram maintains a dedicated sales force in each of its Strategic Business Units to enhance its efforts to market and sell its services to managed care payers. The company's managed care sales representatives are deployed with a field sales force to focus on regional and national payers to effect "pull-through" from referral sources within each payer's network. Coram is currently focusing its efforts on increasing referrals through select managed care agreements, with the goal of being the preferred infusion provider, as well as, selling specialty services for nutrition, anti-infectives, IVIG and pain management therapies, services for persons with hemophilia and for persons receiving certain types of organ and bone marrow/blood cell transplants.

     Sales and marketing activities for CTI are directed at the top fifty pharmaceutical and biotech companies conducting clinical research studies related to biologics, intravenous injectables, devices and oral and enteral medications within the United States. CTI's Vice President, Director of Business Development and Director of Clinical Research are responsible for coordinating sales and marketing activities such as industry presentations, exhibits at clinical research conventions and distribution of direct mail information. Marketing efforts focus on the presentation of CTI's clinical research in multiple therapeutic areas and CTI's dedicated staff. In addition, satisfaction surveys with existing clients have proven to be an important tool for CTI and such surveys have contributed to several new study awards from pharmaceutical/biotech companies. Furthermore, during 2002 CTI began advertising in a clinical research publication.

     Referrals to CTI are received from directors of clinical research, project managers and clinical research associates from clinical research divisions of major pharmaceutical and biotech companies, as well as, clinical research organizations that are responsible for study oversight, enrollment, retention and, at times, project management. The CTI Director of Business Development is responsible for establishing, maintaining and enhancing referral sources. Requests for in-home clinical research visits at the local Coram branch level are investigated by CTI professionals to assess the possibility of expanding the studies to a national level. CTI is currently focusing on increasing its business through the creation of master service agreements with volume pricing discounts to study sponsors. CTI's overall objective is to be a pharmaceutical/biotech company's preferred in-house clinical research provider.

     SoluNet's services are marketed through its Business Development Managers who are responsible for established national sales territories. Using public healthcare information sources, such as the American Hospital Association, and proprietary data collected from the company's network of infusion branches, SoluNet targets specific markets for business development based upon the presence of large hospitals and hospital systems, which represent the best potential sources of new business. Additionally, SoluNet participates in and demonstrates its capabilities at selected trade shows, including the American Society of Health System Pharmacist's Midyear Clinical Meeting.

CUSTOMERS AND SUPPLIERS

     Coram provides alternate site home healthcare services and products to a large number of patients and related payers. Medicare and Medicaid collectively represented approximately 25% of consolidated net revenue for the year ended December 31, 2002. No other payer accounted for more than 5% of Coram's net revenue during 2002, except for one payer with a capitated contract in the California marketplace.

     The aforementioned capitated contract in the California marketplace represented approximately 6.6% of the company's consolidated revenue during the year ended December 31, 2002. Additionally, Coram owns 50% of a partnership located in California that derived approximately 41.8% of its net revenue during 2002 from services provided under such capitated agreement. Risk under this capitated arrangement is somewhat mitigated by the inclusion of contractual stop-loss provisions that protect the company and its partnership when member utilization for identified therapies exceeds contractual thresholds. Once stop-loss provisions are met in any given month, the services are reimbursed at agreed-upon fee-for-service rates. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited Coram, as well as a limited group of other providers, to respond to a request for proposal ("RFP") that covers the services provided exclusively by Coram. Management believes that the payer will select a provider or providers in July 2003 and the new contract or contracts will become effective January 1, 2004. Management can provide no assurances that the company will successfully procure such contract on economic and operational terms that are favorable to the company. The loss of this capitated contract or significant modifications to the terms and conditions of the existing contract could have a materially adverse impact on the results of operations, cash flows and financial condition of the company and its partnership. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" for further details.

     Coram purchases products from a large number of suppliers and considers its relationships with its vendors to be good, subject to credit uncertainty and the ongoing bankruptcy proceedings. Except for certain blood products discussed in
Item 1. "Business, Alternate Site Infusion Therapy: Products and Services-Coagulant and Blood Clotting Therapies," management believes that substantially all of its products are available from alternative sources; however, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors" for further discussion. Management's understanding of alternate vendor sources includes products currently being purchased through Cardinal Health, Inc., FFF Enterprises, Inc. and Baxter Healthcare Corporation, three of Coram's major suppliers of drugs and supplies. During the year ended December 31, 2002, Coram purchased drugs and supplies aggregating approximately $61.2 million from Cardinal Health, Inc., $43.9 million from FFF Enterprises, Inc. and $27.5 million from Baxter Healthcare Corporation, or approximately 34%, 24% and 15%, respectively, of its total drugs and supplies.

     The principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek pole-mounted 3030 Pumps (the "3030 Pumps") and the Sabratek 6060 Homerun Pumps (the "6060 Pumps") that are used by Coram. Baxter previously discontinued production of the 3030 Pumps and, in March 2003, manufacturing of the related tubing and infusion sets necessary for repairs and operation of such pumps was also terminated, thereby substantially exhausting the company's inventory of such required supplies. In response to this inventory shortage, management has taken certain steps to ensure that patient care will not be disrupted while the company transitions to alternate tubing and infusion set sources. As a result of the company's longstanding evaluation of several pole-mounted infusion pump alternatives, including local branch comparative clinical and operational testing, management concluded that the company should replace its entire fleet of 3030 Pumps. In connection therewith, Coram entered into two separate agreements with B. Braun Medical, Inc. ("B. Braun") in 2003 to purchase 1,000 Vista Basic pole-mounted pumps at an aggregate cost of approximately $1.5 million. Additionally, the Chapter 11 trustee filed a motion in the Bankruptcy Court seeking approval for the company to lease an additional 1,000 Vista Basic pumps from B. Braun for an aggregate three year commitment, including related interest, of approximately $1.5 million. The Bankruptcy Court is scheduled to hear the aforementioned motion on May 1, 2003. Management is taking other actions, including, but not limited to, comprehensive employee training, to ensure a smooth transition from the 3030 Pumps to the Vista Basic pumps. However, no assurances can be provided that patient care will not be disrupted due to the pole-mounted infusion pump transition or the company's ongoing shortage of 3030 Pump tubing and infusion sets during the transition period.

     Management expects that Baxter will extend the period during which it will produce the tubing and infusion sets necessary for operation of the 6060 Pumps; however, no assurances can be given that Baxter will make such an extension. Moreover, the company's fleet of 6060 Pumps requires certain costly software and hardware upgrades and the 6060 Pumps are currently experiencing significant and recurring repairs that are not covered under warranty. Such upgrades and extensive ongoing repairs will require a substantial cash outlay by the company and would temporarily remove numerous company-owned pumps from revenue-producing activities (thereby requiring the company to lease incremental pumps on a month-to-month basis). Given the issues surrounding the 6060 pumps, management is currently evaluating several alternatives, including replacement of the entire 5,500 unit fleet. No assurances can be given that the company will develop an alternative that will be economically viable, including identification of a source of long-term financing, or meet with the approval of the Chapter 11 trustee and the Bankruptcy Court.

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

     Coram may also be required to obtain certifications or register in order to participate in governmental payment programs such as Medicare and Medicaid. Some states have established certificate-of-need programs regulating the establishment or expansion of healthcare operations, including certain of Coram's operations. The failure to obtain, renew or maintain any of the required regulatory approvals, certifications, registrations or licenses could adversely affect Coram's business and could prevent the location or locations involved from offering products and services to patients and/or from billing third-party payers. Coram's operating results could be adversely affected, directly or indirectly, as a result of any such actions. Management believes that Coram complies, in all material respects, with these and all other applicable laws and regulations. The healthcare services industry will continue to be subject to pervasive regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurances can be given that the activities of Coram will not be reviewed and challenged or that government sponsored healthcare reform, if enacted, will not result in material adverse changes to the company.

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

     In addition to the payment or receipt of illegal remuneration for the referral or generation of federal healthcare program business, the fraud and abuse laws cover other billing practices that are considered fraudulent (such as presentation of duplicate claims, claims for services not actually rendered or for procedures that are more costly than those actually rendered) or abusive (such as claims presented for services not medically necessary based upon a misrepresentation of fact) and are subject to the same remedies as described above.

     Similarly, a large number of states have varying laws prohibiting certain direct or indirect remuneration amongst healthcare providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violations of these laws include loss of licensure, exclusion from state funded programs and civil and criminal penalties.

      Although management believes that the company is in compliance with the various federal and state fraud and abuse statutes, failure to comply with such laws and regulations could have a material adverse effect on the company.

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

     In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in certain companies with equity above certain levels. This exception under Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 9 to the company's Consolidated Financial Statements for further details), at December 31, 2002 the company's stockholders' equity was above the required level. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2002, management's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances, upon the referring physician. Some of these penalties can be imposed regardless of whether the company intended to violate the law.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Because referrals of the company's patients with such government-sponsored benefit programs comprise approximately 25% of the company's consolidated net revenue for the year ended December 31, 2002, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

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

     Other Fraud and Abuse Laws. The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the Federal False Claims Act may result in civil penalties and forfeitures and exclusion from the Medicare and Medicaid programs. The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters." The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

     In recent years, the federal government has significantly increased the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Although management believes the company is in compliance with fraud and abuse laws, the failure to comply with any such laws could have a material adverse effect on the company.

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

     The BBA, as modified by the BBRA, required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while CMS reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after the publication of the final rule. Management believes that, based upon currently available information derived from discussions with surety bond brokers and organizations that issue surety bonds, the necessary bonds will not be generally available to home health providers until CMS revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of April 11, 2003, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond.

     As required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Medicare Part B suppliers; however, such regulations have not yet been finalized. Virtually all of Coram's branch offices participate as suppliers in the Medicare Part B program. Additionally, similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. If surety bond requirements become effective for the Medicare program or for additional state Medicaid programs and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and/or Medicaid programs for some or all of its branch locations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations:
Liquidity and Capital Resources - Part A and Part B Medicare Surety Bonds" for further details.

     The BBA also reduced reimbursement for oxygen and oxygen related therapies by 25% effective January 1, 1998 with an additional 5% reduction effective January 1, 1999 and in subsequent years. In addition, the BBA eliminated consumer price index updates for durable medical equipment and parenteral and enteral nutrients, supplies and equipment for five years, thereby "freezing" the payment amount for such items until the year 2003. The BBRA restored a portion of the durable medical equipment and oxygen payments for 2001 and 2002, and the BIPA further modified payments for durable medical equipment by providing a full inflation update for items of durable medical equipment (but not oxygen and oxygen equipment) in 2001.

     The BBA also mandated the implementation of a prospective payment system ("PPS") for home health services, which went into effect on October 1, 2000. Under PPS, Medicare pays home health agencies for each covered 60-day episode of care, based on the care needs of the patients, as determined by a standardized assessment tool used to assess patient needs. Agencies are also eligible for outlier payments if the costs of caring for an individual beneficiary are significantly higher than the specified payment rate. The BIPA delayed a scheduled 15% reduction in aggregate home health PPS amounts until October 1, 2002. The Medicare Payment Advisory Commission ("MedPAC"), a Congressional advisory panel, did not endorse repealing the 15% cut in PPS rates in its March 2003 report to Congress.

     The aggregate amount of Medicare payments to home health agencies in each of the fiscal years 2002 and 2003 will equal the aggregate payments in the preceding fiscal year, updated by the market basket index ("MBI") increase, minus 1.1%. For fiscal year 2004, home health agencies are scheduled to receive a full MBI update. However, MedPAC's March 2003 report to Congress recommended that this fiscal year 2004 MBI update be eliminated because of high industry profit margins. MedPAC also recommended that Congress provide additional funding for certain home health agencies serving beneficiaries in rural areas.

     The BIPA also addressed CMS' policies regarding coverage of and payment for drugs and biologicals. For instance, the BIPA required that payment for drugs under Part B of the Medicare program be made on an assigned basis; in other words, the provider must accept the Medicare fee schedule amount as payment in full.

     The BIPA further addressed CMS' attempts to modify the use of the average wholesale price ("AWP") for purposes of Medicare payment for certain drugs. In recent years, state and federal government enforcement agencies have conducted ongoing investigations of manufacturers' practices with respect to AWP in which they have suggested that "inflated" AWPs have led to excessive government payments for prescription drugs and biologicals. Several private lawsuits have also been filed against manufacturers based on similar allegations seeking recoveries on behalf of patients and private healthcare plans. As a result of these investigations, federal and state policymakers have begun to question the appropriateness of continuing to reimburse for drugs and biologicals under federal programs using AWP-based methodologies. For example, the BIPA required the General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and related services. The Secretary of the Department of Health and Human Services (the "DHHS") is required to revise the current Medicare payment methodologies for covered drugs and biologicals and related services based on the GAO's recommendations. The BIPA also placed a temporary moratorium on decreases (but not increases) in Medicare reimbursement for Part B drugs until the Secretary of the DHHS reviews the GAO report.

     The GAO released its AWP report in September 2001, which found that physicians are able to obtain Medicare-covered drugs at prices significantly below current Medicare payments. Likewise, the GAO found that wholesalers' and group purchasing organizations' prices, which would generally be available to physicians, were less than AWPs used to establish the Medicare payment for these drugs. In connection with these findings, the GAO recommended that CMS reimburse providers for Medicare Part B-covered drugs and related services at levels reflecting the provider's acquisition costs. CMS agreed that Medicare should appropriately pay for both Part B-covered drugs and the services required to furnish them, although CMS has not yet released a comprehensive plan to reform drug payments. However, in December 2002 CMS announced that it was establishing a new "single drug pricer" to correct differences among fiscal intermediaries in payment amounts for certain Medicare-covered drugs (but not including drugs billed to durable medical equipment regional carriers, such as home infusion drugs, and certain other drugs). Prior to adoption of this policy, individual fiscal intermediaries determined reimbursement rates for the applicable drugs based on 95% of the AWP that manufacturers submitted to reporting publications such as RedBook and First Data Bank. However, actual Medicare reimbursement for a particular drug varied from fiscal intermediary to fiscal intermediary because of different data sources used to determine AWP. The new unified rates became effective January 1, 2003. A number of legislative proposals to revise the Medicare payment methodology for drugs and biologicals has also been introduced in Congress, but they have not been enacted to date.

     In addition, as part of government investigations of AWP, the Department of Justice and states' attorneys general developed "revised" AWPs for a number of drugs and biologicals that are generally lower than those published by commercial services. The Medicare program proposed that these revised AWPs be used in determining Medicare reimbursement amounts, but this proposal was withdrawn in light of the BIPA provision described above. However, according to an October 2001 report by the DHHS Office of Inspector General, approximately 30 state Medicaid programs are using the revised AWPs to establish reimbursement amounts for some of the listed drugs and biologicals in certain patient care settings. If government or private health insurance programs discontinue or modify the use of AWP or otherwise adopt payment reductions for drugs or biologicals, it could adversely affect Coram's reimbursement for these products.

     The BBA also authorized certain demonstration projects for competitive bidding through December 31, 2002. The first competitive bidding project in Polk County, Florida used payment rates that were between 13% and 31% lower than Medicare's existing fee schedule for five categories of products, including oxygen equipment and supplies, enteral nutrition equipment and supplies and urological supplies. Another round of competitive bidding began in Polk County in October 2001, covering oxygen equipment and supplies, hospital beds and accessories, urological supplies and surgical dressings. A second competitive bidding project was launched on February 1, 2001 in the San Antonio, Texas area and applied to, among other things, oxygen equipment and supplies and nebulizer inhalation drugs. Although CMS' competitive bidding demonstration projects have lapsed, President Bush and many members of Congress have called for expanded Medicare competitive bidding authority for medical equipment, and corresponding legislation could be considered in the future to provide for such programs.

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

     Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, the law may initially bring about significant and, in some cases, costly changes. The DHHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and the privacy and security of personal medical information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advices, plan premium payments and coordination of benefits. This rule went into effect October 16, 2002; however, covered entities could obtain a one year extension until October 16, 2003 by filing an action plan with the DHHS. In September 2002, Coram filed a Model Compliance Plan describing how the company will comply with the HIPAA standards and, in connection therewith, Coram was granted a one year extension. On February 20, 2003, the DHHS published certain modifications to the final transaction standards but these changes did not affect the compliance deadline.

     The DHHS also released new standards relating to the privacy of individually identifiable healthcare information. These standards not only require compliance with rules governing the use and disclosure of protected healthcare information, but they also impose those rules, by contract, on any business associate to whom such information is disclosed. The privacy standards were issued on December 28, 2000 and became effective on April 14, 2001, with a mandatory compliance date of April 14, 2003. In August 2002, the DHHS announced final revisions to certain aspects of the privacy rule but did not change the compliance date. As of April 11, 2003, Coram has completed company-wide employee training, established new policies and procedures related to the privacy of protected healthcare information and has created, or is in the process of creating, business associates agreements in accordance with HIPAA regulations.

     On February 20, 2003, the DHHS issued final rules governing the security of healthcare information. These rules specify a series of administrative, technical and physical security procedures for covered entities to use in order to assure the confidentiality of protected electronic healthcare information. The security standards will be effective April 21, 2003 with a mandatory compliance date of April 21, 2005 for most covered entities.

     The company is evaluating the effect of HIPAA and taking steps to achieve compliance. At this time, management anticipates that the company will be able to fully comply with the HIPAA requirements that have been adopted. However, management cannot, at this time, estimate the cost of such compliance, nor can management estimate the cost of compliance with standards that have not yet been finalized by the DHHS. Although the healthcare information standards are likely to have a significant effect on the manner in which the company handles healthcare data and communicates with payers, at this time, management does not believe that the cost of compliance will have a material adverse effect on the company's business, financial condition, results of operations or cash flows.

     Further statutes or regulations may be adopted which would impose additional requirements for Coram to be eligible to participate in federal and state reimbursement programs. Such new legislation or regulations may adversely affect Coram's business operations. There is significant national concern today about the availability and rising cost of healthcare in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better healthcare services and to manage and contain costs. Management is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of Medicare and Medicaid reimbursement or other governmental regulations that may affect the company's business, or whether such changes, if made, will have a material adverse effect on Coram's business, financial position and results of operations.

     State Laws Regarding Fee Splitting, Provision of Medicine and Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by courts and by regulatory authorities with broad discretion. Although management believes its operations, as currently conducted, are in material compliance with existing applicable laws, certain aspects of Coram's business operations have not been subject to state or federal regulatory interpretation. There can be no assurances that a review of Coram's business by courts or regulatory authorities will not result in determinations that could adversely affect the company's operations or that the healthcare regulatory environment will not change so as to restrict existing operations or expansion.

     Most states have laws regulating insurance companies and HMOs. Coram is not qualified in any state to engage in either the insurance or HMO business. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third-party payers, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk-sharing arrangements by and among such providers. State regulators are also reviewing whether risk-bearing entities are subject to insurance or HMO regulation. Management believes that its practices are consistent with those of other direct healthcare service providers and do not constitute licensable HMO or insurance activities. To the extent such licenses may be required, Coram will make the necessary filings and registrations to achieve compliance with applicable laws. However, given the limited regulatory history with respect to such practices, there can be no assurances that states requiring licensure will not attempt to assert jurisdiction. If states pursue actions against Coram and/or its customers, Coram may be compelled to restructure or refrain from engaging in certain business practices.

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

     SoluNet Operations. The outsourced hospital compounding business is a relatively new healthcare delivery alternative and many State Boards of Pharmacy do not have specific regulations that govern the provision of pharmacy services provided through SoluNet's delivery model. However, based on consultations with legal counsel and review of state pharmacy laws, management is not aware of any prohibitions that currently preclude the provision of these services through SoluNet's existing model. Prior to entering a new market, SoluNet works proactively with the local State Boards of Pharmacy to obtain approval from the appropriate agencies prior to the provision of services which, in some cases, may delay entry into such markets. The failure of the company's SoluNet branch locations to obtain, renew or maintain required pharmacy regulatory approvals or licenses could have a material adverse effect on SoluNet's existing hospital contracts, operations and future business prospects. Additionally, there can be no assurances that new state pharmacy laws or further review and interpretations of existing pharmacy laws will not result in determinations that could adversely affect SoluNet's ability to continue to offer its services to existing hospital customers or expand its operations into new marketplaces.

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

     Internal Compliance and Monitoring. Coram has implemented measures to promote compliance with applicable laws and regulations, including the promulgation of Coram's compliance program. Coram's compliance program reflects the company's commitment to providing high quality service in compliance with applicable laws and regulations and ethical business practices. Coram's Executive Compliance Steering Committee (the "Compliance Committee") oversees Coram's activities with respect to issues of compliance and ethics and is responsible for implementing necessary actions to achieve the objectives of Coram's compliance program. The Compliance Committee includes the company's Executive Vice President, Chief Financial Officer and a Senior Vice President of Operations, along with representatives from Coram's legal, patient financial services and clinical operations departments. While Coram's internal compliance program is intended to address legal, human resource, regulatory and ethical compliance issues, no assurances can be given that Coram's business arrangements, present or past (or those of its predecessors or divested subsidiaries, affiliates or partnerships), will not be the subject of an investigation or prosecution by a federal or state governmental authority in the future. Such investigations could result in penalties, or any combination of the penalties discussed above, depending upon the agency involved in such investigation and prosecution.

     Coram regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that such business relationship placed the company in material noncompliance with any applicable statute or regulation. The healthcare services industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by management. Any loss by Coram of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenue is derived would have a material adverse effect on its business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations: Risk Factors" for further discussion.

EMPLOYEES

     As of December 31, 2002, Coram had approximately 2,300 full-time equivalent employees (3,000 full and part-time employees). None of Coram's employees are currently represented by a labor union or other labor organization and no employees are covered by a collective bargaining agreement. Approximately 32% of the full-time employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, billing and reimbursement, branch, clinical, financial and information systems personnel. Management believes that its employee relations are good.

ITEM 2. PROPERTIES

     The company's corporate headquarters are located in Denver, Colorado and consist of approximately 28,000 square feet of office space leased through February 28, 2007. As of April 11, 2003, Coram maintained 77 branch locations throughout the United States and Canada, totaling approximately 0.8 million square feet of facility space with annual rent aggregating approximately $9.7 million. In addition, the company maintains a lease agreement that expires on August 31, 2003 for space in Bannockburn, Illinois where the company's information systems equipment and personnel and the CTI business are located. Management is currently reviewing several real property alternatives for the existing Bannockburn, Illinois operations, including a proposed consolidation of such facility with the company's Mount Prospect, Illinois branch location. Moreover, management believes that a lease termination at any one facility would not materially affect the company's operations.

     In September 2000, the Bankruptcy Court approved a Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. In December 2002, the Bankruptcy Court extended the Debtors' motion to assume or reject unexpired leases of non-residential real property up to and including June 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

     Bankruptcy Cases. On August 8, 2000, the Debtors commenced the Bankruptcy Cases. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. See Notes 3 and 4 to the company's Consolidated Financial Statements for further details.

     Except as may otherwise be determined by the Bankruptcy Court, the protection afforded by Chapter 11 of the Bankruptcy Code generally provides for an automatic stay relative to any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings within the Bankruptcy Cases. The automatic stay would not however, apply to actions brought against the company's non-debtor subsidiaries.

     The Official Committee of the Equity Security Holders of Coram Healthcare Corporation. The Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") objected to the Restated Joint Plan and the Second Joint Plan, contending, among other things, that the valuations upon which the Restated Joint Plan and the Second Joint Plan were premised and the underlying projections and assumptions were flawed. At various times during 2001, the Debtors and the Equity Committee reviewed certain company information regarding, among other things, the Equity Committee's contentions. In connection therewith, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors' exclusivity period and file its own plan of reorganization; however, such motion was denied by the Bankruptcy Court.

     Additionally, in February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company's debt agreements or affiliates of such entities). The Equity Committee's proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court denied the Equity Committee's motion without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named certain current CHC directors, the company's other noteholders and Harrison J. Goldin Associates, L.L.C. (sic) as possible defendants. On February 12, 2002, the Bankruptcy Court again denied the renewed motion without prejudice.

     After the Debtors' exclusivity period to file their own plan of reorganization terminated, the Equity Committee filed a proposed plan of reorganization (the "Proposed Equity Committee Plan") in respect of the Debtors' in the Bankruptcy Court on December 19, 2002. The Proposed Equity Committee Plan incorporates a variation of the aforementioned proposed derivative lawsuit. See
Note 3 to the company's Consolidated Financial Statements for further discussion of the status of the Proposed Equity Committee Plan and the related Disclosure Statement within the Debtors' bankruptcy proceedings.

     Management is aware that the Chapter 11 trustee continues to be engaged in settlement discussions and negotiations with the company's noteholders, the Equity Committee and other interested parties in connection with settling disputes and attempting to negotiate a consensual plan or plans of reorganization. Management cannot predict whether an amicable settlement will be reached, the ultimate outcome of the Proposed Equity Committee Plan, whether future objections of any party will be forthcoming to a proposed plan or plans of reorganization or how a future settlement or objections thereto might impact confirmation of any plan or plans of reorganization proposed by the Chapter 11 trustee, the Equity Committee or any other interested party.

     Resource Network Subsidiaries' Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case No.s 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "R-Net Creditors' Committee") filed a proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement and a hearing thereon is currently scheduled for May 14, 2003.

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries' bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. If this motion had been granted, the bankruptcy proceedings involving the Resource Network Subsidiaries and the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would have been joined with the assets and liabilities of the Debtors, the liabilities of the combined entity would have been satisfied from the combined assets and all intercompany claims would have been eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and then reached a settlement agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and, in connection therewith, the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries' estate in January 2001 and the substantive consolidation motion was withdrawn with prejudice.

     Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain claims against each of the Debtors' estates and the company maintains claims against the Resource Network Subsidiaries' estate. Additionally, the R-Net Creditors' Committee filed objections to confirmation of the Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors' bankruptcy proceedings to pursue its claims against the Debtors. On June 6, 2002, the Bankruptcy Court granted the motion of the R-Net Creditors' Committee and lifted the automatic stay in the Bankruptcy Cases, thereby allowing the R-Net Creditors' Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors' Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company's debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' claims against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors' estates; however, the Debtors' non-debtor subsidiaries have no such protection and, accordingly, they are vigorously contesting the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors' objections to the motion of the R-Net Creditors' Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors' Committee, the Bankruptcy Court authorized the R-Net Creditors' Committee to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors' motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries' objections to the Debtors' proofs of claims are proceeding with discovery under a case management order. On January 10, 2003, the United States District Court for the District of Delaware (the "District Court") granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. Now pending before the District Court are motions by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations.

     Principally due to the early stages of the aforementioned Resource Network Subsidiaries' matters, the ultimate outcome thereof cannot be predicted with any degree of certainty, nor can management predict the amount of any recoveries that the company may ultimately receive from its insurance carrier.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million, in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001 (the latter amount is recorded in the company's Consolidated Financial Statements). Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest estimated to aggregate approximately $0.4 million at December 31, 2002 using the contractual interest rate of 18%, has not been recorded in the company's consolidated financial statements because TBOB's claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of Chapter 11 of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the Bankruptcy Cases. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

     Internal Revenue Service ("IRS") Proposed Settlement. The company has reached a proposed settlement with the IRS regarding a notice of deficiency previously issued by such taxing authority and management is currently negotiating payment terms with the IRS. If ultimately approved, the proposed settlement would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $8.8 million at December 31, 2002, both of which have been recorded in the company's Consolidated Financial Statements. See Note 10 to the company's Consolidated Financial Statements for further details.

     Alan Furst et al. v. Stephen Feinberg, et al. Alan Furst and Michael S. Harrison, individually and on behalf of all persons similarly situated, filed a complaint in the United States District Court for the District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A Second Amended Class Action Complaint (the "Second Amended Complaint") was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except for the company's former Chief Executive Officer and a former member of CHC's Board of Directors, and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co. as defendants. The plaintiffs' purported class action suit alleges that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. The plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the "Third Amended Complaint") was filed naming the same defendants as the Second Amended Complaint. The plaintiffs' allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of the company. All defendants moved to dismiss the Third Amended Complaint for failure to state a claim upon which relief can be granted and, in connection therewith, on May 6, 2002 the presiding judge granted the defendants' motion to dismiss, with prejudice and also denied plaintiffs' request for leave to replead. The plaintiffs filed a timely appeal to the United States Court of Appeals for the Third Circuit (the "Third Circuit") and filed their brief in support of their appeal with that court on July 24, 2002. The defendants filed their opposition brief on August 23, 2002 and the plaintiffs filed a reply brief on September 20, 2002. On December 18, 2002, the Third Circuit affirmed the lower court's order dismissing the case with prejudice. On December 30, 2002, the plaintiffs filed a petition for rehearing with the Third Circuit, however, such petition was denied on January 14, 2003. Management believes the company's financial obligation for the legal and professional fees related to this matter is limited to the deductible of the underlying insurance policy and, accordingly, such amount has been accrued in the company's Consolidated Financial Statements.

     General. Management intends to vigorously defend the company and its subsidiaries in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification of other parties, the ultimate disposition of such matters cannot presently be determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the financial position, results of operations and liquidity of the company.

     The company and its subsidiaries are also parties to various other actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports and billings submitted to Medicare and Medicaid, as well as, examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare & Medicaid Services ("CMS"). Management believes that the ultimate resolution of such actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999 and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgment with regard to a portion of Caremark's claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial date is being scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician's family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 9 to the company's Consolidated Financial Statements for further details), at December 31, 2002 the company's stockholders' equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2003.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of Stark II noncompliance. Because referrals of the company's patients with such government-sponsored benefit programs comprised approximately 25% of the company's consolidated net revenue for the years ended December 31, 2002 and 2001, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Prior to March 7, 2000, shares of the common stock of Coram Healthcare Corporation ("CHC") had been listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CRH." Beginning on March 7, 2000, the shares have been traded through the Over the Counter Bulletin Board ("OCBB") maintained by the National Association of Securities Dealers, Inc., under the symbol "CRHE." Since the Debtors' filing under Chapter 11 of the Bankruptcy Code, CHC has been trading under the symbol "CRHEQ." The following table sets forth the high and low sales prices of the company's common stock, as reported on the OCBB for the two years ended December 31, 2002:

                                                 HIGH              LOW
                                           ----------------- -----------------
    Year Ended December 31, 2002
       First Quarter.....................        18/25              24/49
       Second Quarter....................         3/4                2/5
       Third Quarter.....................        53/93              21/50
       Fourth Quarter....................        31/50              16/39
    Year Ended December 31, 2001
       First Quarter.....................         4/5               11/50
       Second Quarter....................        13/50               3/23
       Third Quarter.....................         9/25               7/40
       Fourth Quarter....................         3/5                3/23

     As of April 11, 2003, there were 4,286 record holders of the CHC's common stock. On April 11, 2003, the last bid for CHC's common stock on the OCBB was $0.64 per share and the last reported ask price was $0.66 per share. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Trading of the CHC's common stock moved to the OCBB following an agreement between the company and the NYSE that shares of CHC's common stock no longer met the requirements for trading on the NYSE. Coram had received notice in 1999 that it had fallen below the minimum listing criteria of the NYSE, including the minimum share price of $1.00, the minimum market capitalization of $50 million and the minimum equity of $50 million.

     CHC has not paid or declared any cash dividends on its capital stock since its inception and is currently precluded from doing so under its borrowing agreements. Coram currently intends to retain all future earnings for use in the operations of its businesses. Accordingly, Coram does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will depend upon, among other things, actions taken by the Chapter 11 trustee, the terms and conditions set forth in a plan or plans of reorganization related to the Bankruptcy Cases (as defined in Note 1 to the company's Consolidated Financial Statements), the terms of borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the company, contractual restrictions and general business conditions.

     CHC did not sell any equity securities during the year ended December 31, 2002 that were not registered under the Securities Exchange Act of 1933 (the "Act"), as amended. However, on December 31, 2002 CHC's wholly-owned subsidiary, Coram, Inc. ("CI"), exchanged with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (the "Noteholders") approximately $40.2 million of Series A Senior Subordinated Unsecured Notes (the "Series A Notes"), $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of CI's Series B Cumulative Preferred Stock with an aggregate liquidation preference of approximately $147.2 million (see Note 12 to the company's Consolidated Financial Statements for further details). These preferred shares were issued under exemptions from registration under Section 4(2) of the Act.

     At April 11, 2003, the Noteholders remaining Series B Notes in the aggregate principal amount of $9.0 million are convertible into an aggregate of
4.5 million shares of CHC common stock, which would reflect approximately 8.3% of the CHC voting interest at December 31, 2002. In addition, at December 31, 2002 the Noteholders and/or their affiliates collectively owned approximately 1,451.6 and 1,218.3 shares of CI Series A Cumulative Preferred Stock and CI Series B Cumulative Preferred Stock, respectively, with aggregate contingent voting rights not to exceed 49% of the aggregate CI voting securities, including CI's common stock. At such date, the aforementioned Noteholder preferred stock holdings had aggregate liquidation preferences of approximately $175.4 million and $147.2 million, respectively. Subject to the authority of the Chapter 11 trustee and any plan or plans of reorganization, the

Noteholders could collectively exert significant influence, but not control, over the company if they elect to convert their debt holdings. See Note 9 to the company's Consolidated Financial Statements for further details.

     The Debtors' Second Joint Plan of reorganization, if approved, would have effectively eliminated all of CHC's common stock for consideration of up to $10 million because CHC would have been dissolved as soon as practicable after the effective date of the plan of reorganization and, in connection therewith, all equity interests in CHC would have been completely eliminated. However, confirmation of the Second Joint Plan of reorganization was denied by the Bankruptcy Court on December 21, 2001. Moreover, on February 12, 2002 the Bankruptcy Court denied renewed motions filed by the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee")
(1) to require the company to call a stockholders' meeting and (2) to modify certain aspects of CI's corporate governance structure. On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire as the Debtors' Chapter 11 trustee. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the company's Consolidated Financial Statements for further details.

     The following table summarizes the company's stock-based compensation plans as of December 31, 2002 (see Notes 2 and 13 to the company's Consolidated Financial Statements for further details):

                                                                                           Number of CHC
                                                                                           common shares
                                      Number of CHC common        Weighted average      remaining available
                                       shares to be issued         exercise price       for future issuance
                                        upon exercise of           of outstanding           under equity
           Plan Category               outstanding options,           options,              compensation
                                       warrants and rights       warrants and rights           plans
 ----------------------------------- ------------------------    -------------------    ---------------------
 Equity compensation plans approved
      by stockholders(1).........            5,237,980               $   1.96                  4,398,534(2)

 Equity compensation plans not
  approved by stockholders(3).                 800,000                   3.40                         --
                                             ---------                                         ---------

 Totals                                      6,037,980                   2.15                  4,398,534
                                             =========                                         =========

(1) This category consists of stock options issued under the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the "1994 Plan"), as well as, certain stock options granted outside the 1994 Plan and separately approved by CHC's stockholders.

(2) No further options or awards will be granted under any of CHC's stock-based compensation plans unless so determined by the Chapter 11 trustee.

(3) This category consists of an individual stock option award granted on October 13, 1995 to Donald J. Amaral outside of the 1994 Plan in order to purchase 800,000 shares of CHC's common stock at an exercise price of $3.40 per share. This stock option award was granted to Mr. Amaral in consideration of his services as CHC's former Chief Executive Officer and President. The aforementioned award became fully exercisable on October 13, 1998 and remains outstanding as of April 11, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the company's Consolidated Financial Statements and related notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Amounts are in thousands, except per share data.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                   2002         2001         2000         1999         1998
                                                                 ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA
Net revenue ..................................................   $ 433,470    $ 393,629    $ 464,820    $ 521,196    $ 445,112
Cost of service ..............................................     309,338      279,275      341,656      408,878      326,736
                                                                 ---------    ---------    ---------    ---------    ---------
   Gross profit ..............................................     124,132      114,354      123,164      112,318      118,376
Operating expenses:
   Selling, general and administrative expenses ..............      91,304       83,836       90,329       96,809       83,337
   Provision for estimated uncollectible accounts ............      15,887       17,533        9,773       28,310       14,845
   Amortization of goodwill (1) ..............................          --        9,822       10,227       10,784       11,139
   Restructuring cost (recoveries) expense (2) ...............        (113)        (679)        (322)       5,831       (3,900)
   Charges for impairments of goodwill and other
        long-lived assets (3) ................................      62,499        3,255        8,323        9,100           --
                                                                 ---------    ---------    ---------    ---------    ---------
     Total operating expenses ................................     169,577      113,767      118,330      150,834      105,421
                                                                 ---------    ---------    ---------    ---------    ---------
Operating income (loss) from continuing operations ...........     (45,445)         587        4,834      (38,516)      12,955
Other income (expenses):
   Interest income ...........................................         436        1,216          991          655        1,086
   Interest expense (4) ......................................      (1,566)      (6,652)     (26,788)     (29,763)     (32,734)
   Gains on sales of businesses (5) ..........................          46           --       18,649           --        1,071
   Other income (expense), net ...............................       2,510          786        3,008          740         (266)
                                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   reorganization expenses, income taxes, minority
   interests, extraordinary gains on troubled debt
   restructurings and the cumulative effect of a
    change in accounting principle ...........................     (44,019)      (4,063)         694      (66,884)     (17,888)
Reorganization expenses, net (6) .............................       4,275       14,397        8,264           --           --
                                                                 ---------    ---------    ---------    ---------    ---------
Loss from continuing operations before
   income taxes, minority interests, extraordinary
   gains on troubled debt restructurings and the cumulative
   effect of a change in accounting principle ................     (48,294)     (18,460)      (7,570)     (66,884)     (17,888)
Income tax expense ...........................................          71          150          250          440        2,300
Minority interests in net income of consolidated
   joint ventures ............................................         764          631          571        1,470        1,399
                                                                 ---------    ---------    ---------    ---------    ---------
Loss from continuing operations before extraordinary
   gains on troubled debt restructurings and the cumulative
   effect of a change in accounting principle ................     (49,129)     (19,241)      (8,391)     (68,794)     (21,587)
                                                                 ---------    ---------    ---------    ---------    ---------
Discontinued operations:
   Loss from operations ......................................          --           --           --      (28,411)        (108)
   Loss from disposal ........................................        (685)        (250)        (662)     (17,618)          --
                                                                 ---------    ---------    ---------    ---------    ---------
Total discontinued operations ................................        (685)        (250)        (662)     (46,029)        (108)
                                                                 ---------    ---------    ---------    ---------    ---------
Loss before extraordinary gains on troubled debt
   restructurings and the cumulative effect of a change
   in accounting principle ...................................     (49,814)     (19,491)      (9,053)    (114,823)     (21,695)
Extraordinary gains on troubled debt restructurings,
   net of income tax expense of $400 for the year ended
   December 31, 2000 (7) .....................................     123,517       20,706      107,772           --           --
Cumulative effect of a change in accounting principle (1) ....     (71,902)          --           --           --           --
                                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) ............................................   $   1,801    $   1,215    $  98,719    $(114,823)   $ (21,695)
                                                                 =========    =========    =========    =========    =========
Income (Loss) Per Share
   Basic and Diluted (8):
     Loss from continuing operations .........................   $   (0.99)   $   (0.39)   $   (0.17)   $   (1.39)   $   (0.44)
     Loss from discontinued operations .......................       (0.01)       (0.01)       (0.01)       (0.93)          --
     Extraordinary gains on troubled debt restructurings .....        2.49         0.42         2.17           --           --
     Cumulative effect of a change in accounting principle ...       (1.45)          --           --           --           --
                                                                 ---------    ---------    ---------    ---------    ---------
       Net income (loss) per common share ....................   $    0.04    $    0.02    $    1.99    $   (2.32)   $   (0.44)
                                                                 =========    =========    =========    =========    =========
BALANCE SHEET DATA
Cash and cash equivalents ....................................   $  30,591    $  21,339    $  27,259    $   6,633    $     203
Working capital (deficit) (9) ................................      65,557      (76,201)     (97,144)      71,045       66,261
Total assets .................................................     220,923      336,466      345,376      402,751      421,029
Long-term debt, net of current maturities (10) ...............          73          150           24      302,662      242,162
Stockholders' equity (deficit) ...............................      79,991       78,189       76,978      (21,699)      92,857

----------

(1) The company recognized a transitional impairment charge of $71.9 million in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), on January 1, 2002. In accordance with the provisions of Statement 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle. Additionally, effective January 1, 2002 the company ceased amortizing goodwill in accordance with Statement 142. See Note 8 to the company's Consolidated Financial Statements for further details.

(2) During 2002, the company recognized restructuring cost recoveries of approximately $0.1 million related to certain new functionality of space that was previously deemed to be idle and/or excess and the early termination of a lease. During 2001, the company recognized approximately $0.7 million of restructuring cost recoveries resulting from the assumption of one of the company's real estate property leases by a third party and certain changes in estimates attributable to severance liabilities. During 2000, management reevaluated the reserves necessary to complete its restructuring initiatives and, as a result, the company recognized a net restructuring reserve reversal of approximately $0.3 million. During 1999, Coram initiated two company-wide restructuring plans (i.e., the Coram Restructure Plan and the Field Reorganization
       Plan) and charged approximately $5.8 million to operations as restructuring charges. These plans resulted in the closure of certain facilities and a reduction of personnel. During 1998, it was determined that the original reserve established in 1994 as a result of formation of the company (i.e., the Coram Consolidation Plan), was substantially complete and the reserve was reversed. See Note 6 to the company's Consolidated Financial Statements for further details.

(3) During 2002, the company recognized an impairment of goodwill and other long-lived assets (exclusively goodwill) in accordance with the provisions of Statement 142 of approximately $62.5 million. Such impairment was principally due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002 and the corresponding adverse impact on the company's underlying enterprise fair value. During 2001, 2000 and 1999, the company recognized impairment charges related to goodwill and other long-lived assets of approximately $3.3 million, $8.3 million and $9.1 million, respectively, which principally reflected recurring operating losses or substandard financial performance at the infusion branches to which the associated goodwill and other long-lived assets related. See Note 8 to the company's Consolidated Financial Statements for further details.

(4) Interest expense for the years ended December 31, 2002 and 2001 primarily reflects the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service (the "IRS"). Moreover, during 2001 the company recognized changes in estimates related to the aggregate cumulative interest on the proposed settlement with the IRS, resulting in $4.5 million of incremental interest expense. On December 31, 2001, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Exchange Parties") agreed to exchange $21.0 million aggregate principal amount of the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and approximately $1.9 million of aggregate contractual unpaid interest thereon for approximately 189.6 shares of Coram, Inc. Series A Cumulative Preferred Stock. On December 29, 2000, the Exchange Parties agreed to exchange $97.7 million aggregate principal amount of the Series A Notes and $11.6 million aggregate contractual unpaid interest on the Series A Notes and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock. No interest expense related to the Series A Notes and the Series B Notes was recognized in 2002 and 2001 in connection with the execution of the Exchange Agreements, which qualified as troubled debt restructurings, and the non-recognition criteria for interest expense established pursuant to SOP 90-7. See Notes 9 and 12 to the company's Consolidated Financial Statements for further details.

       The 2000 interest on the Series A Notes and the Series B Notes was charged to expense up to and including the date of the December 29, 2000 Exchange Agreement. The 1999 interest expense reflects the forbearance of interest from November 15, 1999 through April 20, 2000 (the date of resolution of certain litigation with Aetna U.S. Healthcare, Inc.), offset by an increase in the principal amount of the debt and an increase in the interest rate charged on the Series A Notes beginning in April 1999. Interest expense in 1998 reflects this repayment of the company's former senior credit facility and a restructuring of its subordinated debt.

(5) During January 2002, the company finalized the sale of its respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. Effective July 31, 2000, the company completed the sale of its CPS business and recorded a gain on sale of approximately $18.3 million. In addition, pursuant to a contingent consideration arrangement related to one of the company's operating subsidiaries, approximately $0.4 million was recognized as incremental proceeds during the year ended December 31, 2000. See Note 5 to the company's Consolidated Financial Statements for further details. In 1998 Coram sold its remaining lithotripsy business to Integrated Health Services, Inc. and recorded a gain on sale of approximately $0.7 million.

(6) During the years ended December 31, 2002, 2001 and 2000, the company incurred approximately $4.3 million, $14.4 million and $8.3 million, respectively, in net reorganization expenses related to the Bankruptcy Cases, which commenced in August 2000. These expenses include, but are not limited to, professional fees, expenses related to success and retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 3 to the company's Consolidated Financial Statements for further details.

 (7) During the year ended December 31, 2002, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series B Cumulative Preferred Stock and, as a result, recognized an extraordinary gain of approximately $123.5 million. Furthermore, in connection with the December 31, 2001 and December 29, 2000 Exchange Agreements described in footnote (4) above, the company recognized extraordinary gains on troubled debt restructurings of approximately $20.7 million in 2001 and $107.8 million, net of tax of $0.4 million, in 2000. See Notes 9 and 12 to the company's Consolidated Financial Statements for further details.

(8) Basic and diluted income (loss) per share were identical for each year in the five year period ended December 31, 2002. In each such year, the company experienced losses from continuing operations and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income
       (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive.

(9) Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations during their bankruptcy proceedings. These claims, which total approximately $15.6 million, $139.3 million and $159.4 million at December 31, 2002, 2001 and 2000, respectively, are reflected in the company's Consolidated Balance Sheets as liabilities subject to compromise and are deemed to be current liabilities. See Note 3 to the company's Consolidated Financial Statements for further details.

(10) The Series A Notes (until their liquidation) and the Series B Notes aggregating approximately $9.0 million, $132.3 million and $153.3 million at December 31, 2002, 2001 and 2000, respectively, were classified as current liabilities subject to compromise. See Notes 3 and 9 to the company's Consolidated Financial Statements for further details. The current maturities of long-term debt, which give effect to certain previous debt restructuring transactions, were $0.1 million, $0.1 million, $0.2 million, $0.4 million and $0.3 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of Coram's management, as well as, assumptions made by, and information currently available to, management. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the Bankruptcy Cases and certain other factors, which are described in greater detail later in this Item 7. under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 3 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 its (commonly known as "Stark

II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     BACKGROUND. During 2002, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapies, including non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram in 2002 include centralized management, administration and clinical support for clinical research trials, as well as, outsourced hospital compounding services. Effective July 31, 2000, the company sold its pharmacy benefit management and specialty mail order pharmacy services business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers"). The Buyers were newly formed affiliates of GTCR Golder Rauner, L.L.C. and are led by certain members of the former CPS management team. See Note 5 to the company's Consolidated Financial Statements for further details.

     Also, Coram's Resource Network Subsidiaries are being liquidated through proceedings that are currently pending in the Bankruptcy Court. These proceedings originated in August 1999 following the filing of an involuntary bankruptcy petition against Coram Resource Network, Inc. All of the R-Net locations have been closed in connection with the pending liquidation of R-Net. Additionally, Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned during the year ended December 31, 2000, and currently only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the Board of Directors to manage and operate the liquidation of the R-Net business. See Note 4 to the company's Consolidated Financial Statements for further details.

     REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     (I)    BACKGROUND AND CERTAIN IMPORTANT BANKRUPTCY COURT ACTIVITY

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain compliant with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in
Note 14 to the company's Consolidated Financial Statements) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, CHC's Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 9 to the company's Consolidated Financial Statements for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in:
(i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations.

     The Bankruptcy Court granted the Debtors five extensions of the period of time that they must assume or reject unexpired leases of non-residential real property, which expired at the end of January 4, 2001, May 4, 2001, September 3, 2001, January 1, 2002 and May 2, 2002. On May 1, 2002, the Chapter 11 trustee moved the Bankruptcy Court to grant a sixth extension through and including August 27, 2002. The Chapter 11 trustee filed a certificate of no objection on May 21, 2002 and is awaiting issuance of the enabling order by the Bankruptcy Court. However, on September 6, 2002 and December 26, 2002, the Bankruptcy Court granted two separate motions of the Chapter 11 trustee to further extend the period of time to assume or reject the aforementioned real property leases through and including December 31, 2002 and June 30, 2003, respectively.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company's Chief Executive Officer and Executive Vice President and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court postponed its rulings on the Debtors' motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer's retention amounts. However, as discussed below, the Chapter 11 trustee subsequently filed, and the Bankruptcy Court approved, a motion to withdraw the Debtors' motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amount. The company has fully accrued the Chief Executive Officer's retention amounts as of December 31, 2002.

     On September 7, 2001, the Bankruptcy Court authorized the Debtors to pay up to $2.7 million for management incentive plan compensation bonuses pursuant to the management incentive plan for the year ended December 31, 2000 (the "2000 MIP"). In September 2001, the Debtors paid all participants of the 2000 MIP, except for the company's Chief Executive Officer.

     On March 21, 2001, CHC's Compensation Committee of the Board of Directors approved a management incentive program for the year ending December 31, 2001 (the "2001 MIP"). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002 the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with each of the company's Chief Executive Officer and its Executive Vice President: (i) not to request any 2001 MIP payment to the Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company's Executive Vice President is otherwise entitled. The Bankruptcy Court's order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors' previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved the company's Chief Executive Officer's and Executive Vice President's rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "2001 Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the 2001 Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%. On May 9, 2002, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Chapter 11 trustee and the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2002 Financing Agreement") to finance the premiums under certain insurance policies. Under the terms of the 2002 Financing Agreement, CHC made down payments of approximately $1.5 million and financed approximately $2.7 million. The 2002 Financing Agreement was secured by the unearned premiums and any loss payments under the covered insurance polices. Commencing on May 15, 2002, the amount financed was paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%.

     On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of an agreement providing a non-debtor subsidiary of the company with the authority to sell a respiratory and durable medical equipment business located in New

Orleans, Louisiana to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement. The sale of such business was finalized in January 2002 at a sales price of approximately $0.1 million.

     The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court, causing their subsidiaries to pay their own debts in the ordinary course of business. Even though the commencement of the Bankruptcy Cases constituted defaults under the company's principal debt instruments, the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such resulting default without prior Bankruptcy Court authorization.

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries' bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. Under the terms of the settlement agreement, the Resource Network Subsidiaries withdrew the substantive consolidation motion with prejudice. Additionally, the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy proceedings filed motions for relief from the automatic stay to pursue claims against the Debtors and certain of their operating subsidiaries. The Bankruptcy Court granted such motion on June 6, 2002. See Note 14 to the company's Consolidated Financial Statements for further details.

     (II) THE DEBTORS' FIRST JOINT PLAN OF REORGANIZATION AND RELATED ACTIVITIES

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four year, interest only note in the principal amount of $180 million that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of CHC's equity interests. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the common stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI, as the surviving entity, would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors' Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors' largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 9 and 12 to the company's Consolidated Financial Statements for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Series A Preferred Stock." The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2001. See Note 14 to the company's Consolidated Financial Statements for further discussion regarding Stark II.

     (III)    THE SECOND JOINT PLAN OF REORGANIZATION AND RELATED ACTIVITIES

     On or about February 6, 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company's debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied said motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisor to the CHC Independent Committee of the Board of Directors (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001). On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court extended exclusivity to January 2, 2002. Thereafter, the Debtors' exclusivity period terminated.

     Based upon Goldin's findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the "Goldin Report"), on July 31, 2001, the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement, as amended (the "Second Disclosure Statement"), with respect to their Second Joint Plan of Reorganization, as amended (the "Second Joint Plan"). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin's recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

     - the payment of up to $3.0 million to the holders of allowed CHC general unsecured claims;

     - the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

     -      cancellation of the issued and outstanding CI Preferred Stock, and

     - a $7.5 million reduction in certain performance bonuses payable to the company's Chief Executive Officer.

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

     The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. If certain conditions of Chapter 11 of the Bankruptcy Code are satisfied, the Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan for the reasons set forth in an accompanying opinion. The Debtors appealed the Bankruptcy Court's order denying confirmation of the Second Joint Plan; however, such appeal was subsequently dismissed.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock (see Notes 9 and 12 to the company's Consolidated Financial Statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2002. See Note 14 to the company's Consolidated Financial statements for further discussion regarding Stark II.

     (IV) APPOINTMENT OF CHAPTER 11 TRUSTEE AND BANKRUPTCY RELATED ACTIVITIES DURING THE YEAR ENDED DECEMBER 31, 2002

     On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied, without prejudice, a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against certain of the company's current and former directors and officers, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C., Craig Court, Inc., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Harrison J. Goldin Associates, L.L.C. (sic) (all the aforementioned corporate entities, except for Harrison J. Goldin Associates, L.L.C., being parties to certain of the company's debt agreements or affiliates of such entities). Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders' meeting and
(ii) to modify certain aspects of Cl's corporate governance structure.

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

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor's board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors' management rights and responsibilities, he is doing so without any pervasive changes to the company's existing management or organizational structure, other than, as further discussed below, the acceptance of Daniel D. Crowley's resignation effective March 31, 2003.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through April 11, 2003, the Bankruptcy Court has not yet adjudicated any final fee applications. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the restructuring and reorganization of the Debtors. The services may include, subject to the Chapter 11 trustee's discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of the stakeholders' claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002.

     On December 19, 2002, the Equity Committee filed a proposed plan of reorganization (the "Proposed Equity Committee Plan") in respect of the Debtors in the Bankruptcy Court. A complete description of the Proposed Equity Committee Plan is set forth in the Disclosure Statement of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. and Exhibits A through I thereto (collectively the "Proposed Disclosure Statement"). The Proposed Disclosure Statement was filed contemporaneously with the Proposed Equity Committee Plan in the Bankruptcy Court, Jointly Administered Case No. 00-3299, and is available at docket numbers 2019, 2020, 2021 and 2022 in such case. The Proposed Disclosure Statement must be approved by the Bankruptcy Court as containing adequate information before the Equity Committee may solicit votes in favor of confirmation of the Proposed Equity Committee Plan. Under Chapter 11 of the Bankruptcy Code, all parties-in-interest, including stockholders, noteholders, general unsecured creditors and the Chapter 11 trustee, may file objections to the Proposed Disclosure Statement and the Proposed Equity Committee Plan and, in connection therewith, certain parties have already filed objections. A hearing date for the Proposed Disclosure Statement and the Proposed Equity Committee Plan has been tentatively scheduled for June 5, 2003.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2002, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $40.2 million of the Series A Notes, $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram Inc. Series B Cumulative Preferred Stock, $0.001 par value per share (see Notes 9 and 12 to the company's Consolidated Financial Statements for further details). Hereafter the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the "CI Series B Preferred Stock." This transaction generated an extraordinary gain on troubled debt restructuring of approximately $123.5 million in 2002. At December 31, 2002, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ending December 31, 2003. See
Note 14 to the company's Consolidated Financial Statements for further discussion regarding Stark II.

     (V)    BANKRUPTCY RELATED ACTIVITIES SUBSEQUENT TO DECEMBER 31, 2002

     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed (i) the earlier of six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 11 to the company's Consolidated Financial Statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     The employment contract with Allen J. Marabito, Executive Vice President, acting General Counsel and acting Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue the employment of Mr. Marabito in his prior capacity and, in addition, Mr. Marabito has assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito's employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. As more fully discussed in Part III, Item 11. "Compensation of Directors and Executive Officers," under certain circumstances Mr. Marabito may be entitled to a retention bonus of $380,000 under the company's 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito's services could have a material adverse effect on the company.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other bonus payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). In connection therewith, the company is scheduled to pay approximately $1.8 million to the eligible participants in April 2003. Under the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. The entire Branch Incentive Compensation amount was due and payable to the eligible participants upon approval of the 2003 KERP by the Bankruptcy Court.

     The Chapter 11 trustee intends to file his own plan or plans of reorganization with the Bankruptcy Court on or before May 15, 2003.

     (VI)   OTHER BANKRUPTCY-RELATED DISCLOSURES

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors' operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from the determination by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. See Note 14 to the company's Consolidated Financial Statements for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries' bankruptcy proceedings.

     The holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the "CI Preferred Stock Holders") continue to maintain claim positions within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court ordered that
(i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI's common stock and all claims against and equity interests in CHC.

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole of common shareholder of Coram, Inc. The complaint alleges, among other things, that the aforementioned defendants have (i) engaged in inequitable conduct, (ii) conferred an unfair advantage upon themselves and (iii) caused damage to Coram Healthcare Corporation. The adversary proceeding is currently pending before the Bankruptcy Court and the defendants have not yet responded to the complaint.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     BUSINESS STRATEGY. The major strategic alternatives and initiatives currently being implemented by Coram include: (i) continued focus on growth in net revenue from core therapies; (ii) continued investment and development of services provided by CTI Network, Inc. ("CTI"); (iii) continued strategic development and investment in the company's newly organized subsidiary, SoluNet LLC ("SoluNet"); (iv) cost reduction initiatives (including certain reimbursement and information technology activities); (v) improving cash collections; (vi) additions to and upgrades of current information technology systems; (vii) emergence from the Bankruptcy Cases; and (viii) liquidation of the Resource Network Subsidiaries. Management believes that success in the foregoing will improve Coram's financial prospects and improve and stabilize relationships with payers and referral sources. There can be no assurances that any of the strategic alternatives will be consummated or will be available to Coram on commercially acceptable terms.

     Coram's focus is on its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and outsourced hospital compounding services provided by SoluNet. Accordingly, management's primary business strategy is to focus Coram's efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapies for person receiving transplants, pain management and coagulant and blood clotting therapies for persons with hemophilia. To that end, Coram maintains product managers with dedicated sales, marketing and clinical resources aimed at expanding Coram's growth in these areas. In an effort to reduce drug and supply costs, Coram aggressively negotiates vendor contracts and strictly enforces internal compliance with predetermined product formularies. Coram also implemented programs focused on the reduction and control of cost of services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. Additionally, a reimbursement site consolidation plan was initiated and completed during 2001 (see Note 6 to the company's Consolidated Financial Statements for further details). Management is also reviewing the manner in which the company provides nursing care and is implementing changes to its practices to maintain Coram's high level of patient satisfaction and effective clinical results while reducing the actual number of nursing visits.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Services Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable. See Item 7. under the caption "Risk Factors" for further discussion on the company's ability to meet its increased cash requirements.

     CRITICAL ACCOUNTING POLICIES. The company's Consolidated Financial Statements include the accounts of CHC, its subsidiaries, including CI (CHC's wholly-owned direct subsidiary), and joint ventures that are considered to be under the control of CHC. CI is a party to the Bankruptcy Cases that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

     Effective August 8, 2000, the company began presenting its Consolidated Financial Statements in accordance with the provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

     Management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical accounting policies in relation to the company's Consolidated Financial Statements, as well as, those that require important and substantive management judgment. Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving and enhancing its enterprise-wide information systems.

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company's revenue is billed to third-party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded and billed net of contractual allowances and related discounts. Contractual allowances represent adjustments to established rates (e.g., Average Wholesale Prices for pharmaceutical drugs, etc.) to reflect the amounts expected to be realized from third-party payers under contractual agreements. For non-contracted payers (excluding Medicare and Medicaid), pricing is either negotiated prior to rendering services or the payer is billed at list price. In the former circumstance, contractual allowances are recorded at the time of revenue recognition based upon the pre-negotiated rates. If the payer is billed at list price, a contractual allowance is recorded based upon management's estimates until a payment history is established with the payer, at which time the contractual allowances are modified. In the case of Medicare and Medicaid, contractual allowances are recorded at the time of revenue recognition based upon the allowable recoverable amount pursuant to the underlying federal and state regulations for such governmental programs.

     In certain cases, the company accepts fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain specified dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services.

     Revenue for the company's clinical research and outsourced hospital compounding businesses is recognized in the period that the services are rendered. Such revenue is determined by reference to contracts between the company and the customer. Additionally, management fees, which are collected from entities managed by the company, are either (1) a fixed fee, (2) based on a percentage of the entities' operating results or (3) based on the number of active patient reimbursement files.

     Revenue from the Medicare and Medicaid programs accounted for approximately 25% of the company's consolidated net revenue for each of the years ended December 31, 2002 and 2001 and 22% of the company's consolidated net revenue for the year ended December 31, 2000. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the provision for estimated uncollectible accounts. Additionally, the company establishes supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy fillings. The provision for estimated uncollectible accounts is periodically adjusted to reflect current collection, write-off and other trends. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has adequate provisions for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and maximize integration efficiencies related to reimbursement site consolidations and information system changes.

     Goodwill and other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. The company adopted Statement 142 on January 1, 2002. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives.

     Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. In the period these payments become probable, they are recorded as additional goodwill.

     Statement 142 requires the company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the second quarter of 2002, management utilized estimates of the enterprise value of the company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the company's corresponding net assets as of that date. Based on the results of such test, management concluded that a potentially significant impairment of the company's goodwill existed. The company performed the second step of the process described in Statement 142 during the fourth quarter of 2002. Determining the amount of the impairment required management to identify the implied fair value of the company's goodwill. The company's enterprise value at January 1, 2002 was determined based upon a recent valuation performed by an independent outside valuation firm that considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. Statement 142 requires that the implied fair value of goodwill, determined in a hypothetical purchase price allocation, be compared to the carrying value of such goodwill. Using the valuation report, management established a protocol that was designed to compare the fair value of the company's implied goodwill to the corresponding amount recognized in the company's balance sheet at January 1, 2002. As a result of this analysis, the company recognized a transitional goodwill impairment charge of approximately $71.9 million, which, in accordance with Statement 142, is reflected in the consolidated financial statements as a cumulative effect of a change in an accounting principle in the first quarter of 2002.

     Furthermore, due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002, the company's enterprise value was adversely impacted during the year. As a result, management concluded that an additional goodwill impairment existed at December 1, 2002 (i.e., the date selected to conduct the annual goodwill impairment test prescribed by Statement
142). To determine the company's enterprise value at such date, management utilized a valuation report prepared by certain independent investment bankers engaged by the Chapter 11 trustee. The valuation report prepared by the investment bankers, consistent with the January 1, 2002 report, considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. As a result of the annual goodwill impairment analysis, which was completed on a basis consistent with the transitional impairment analysis, the company recognized an additional charge of approximately $62.5 million that is reflected in the consolidated financial statements in the fourth quarter of 2002.

     Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company's liabilities will be impacted by their settlement value pursuant to a plan or plans of reorganization set forth by the Debtors' Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company's goodwill is premised on several highly judgmental assumptions, including, among other things, the company's enterprise value and the final disposition of the company's pre-petition liabilities. Accordingly, the company's goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination.

     Capitalized Software Development Costs. Costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use ("SOP 98-1"). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the years ended December 31, 2002 and 2001, software development costs aggregating approximately $1.2 million and $1.5 million, respectively, were capitalized in accordance with SOP 98-1.

     FACTORS AFFECTING RECENT OPERATING RESULTS. The following list summarizes the major events or factors impacting Coram's operating and financial condition in 2002 and which may impact Coram in the future:

     (i) maintaining compliance with the provisions of Stark II by, in part, exchanging a sufficient amount of debt and related accrued contractual interest for equity in the form of Coram, Inc. Series B Cumulative Preferred Stock in order to increase stockholders' equity above the required levels;

     (ii) the Bankruptcy Cases and the related reorganization expenses, including, but not limited to, professional fees and related reimbursable expenses and key employee retention plans;

     (iii) changes in average wholesale prices that adversely impact reimbursement amounts paid to the company;

     (iv) management's focus on and the increased costs associated with the company's additions and upgrades to its company-wide information technology systems;

     (v) increased costs associated with continued efforts to improve efficiency and overall performance in billing and cash collection functions;

     (vi) the Resource Network Subsidiaries' Chapter 11 bankruptcy filings, including certain litigation discussed in Note 14 to the company's Consolidated Financial Statements, and their pending liquidation through such proceedings;

     (vii) an increased focus on the company's respiratory therapy services and durable medical equipment businesses, including non-consolidated joint venture locations;

     (viii) continuing pricing pressure in the company's business from managed care organizations and other contracted payers and intense competition among infusion providers;

     (ix) increased competition from hospitals and physicians that have (i) sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company, or (ii) entered into risk-sharing relationships with third party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the company;

     (x) a $6.8 million or 31% increase in net revenue during the year ended December 31, 2002 compared to the year ended December 31, 2001 related to the company's largest capitated payer contract. Additionally, management is currently responding to a request for proposal ("RFP") that covers the services provided exclusively by the company and one of its partnerships under such capitated contract. See Item 7. "Risk Factors" and Note 2 to the company's Consolidated Financial Statements for further details;

     (xi) increased focus on the company's military business, which resulted in a $2.0 million or 27% increase in net revenue during the year ended December 31, 2002 compared to the year ended December 31, 2001;

     (xii) increased costs associated with providing certain infusion therapy services, including increased costs for clinical staffing, product delivery, on-call personnel and other volume related costs associated with such therapies;

     (xiii) the proposed relocation of the company's Bannockburn, Illinois data center and CTI operations, as well as, other additions or changes to the company's real estate portfolio;

     (xiv) critical focus on the formation of SoluNet and its related business development;

     (xv) increased repair costs and reduced equipment availability related to the company's fleet of Sabratek 6060 Homerun Pumps and focus on alternatives related to required prospective upgrades and repairs of such pumps, as well as, evaluation of the company's options for replacing its fleet of Sabratek pole-mounted 3030 Pumps;

     (xvi) increased net revenue from certain core therapies resulting from the discontinuation of certain acute therapy services by one of the company's national competitors subsequent to such competitor's acquisition by another entity;

     (xvii) favorable acquisition cost trends relating to factor and IVIG products and an increase in related product availability in the marketplace during 2002; and

    (xviii) focus on attaining Health Insurance Portability and Accountability
            Act of 1996 ("HIPAA") compliance within the prescribed regulatory guidelines, including, but not limited to, employee training and systems upgrades, as well as, negotiations of new and existing contracts aimed at providing timely and adequate levels of reimbursement and profitability.

RESULTS OF OPERATIONS

     As discussed in Note 4 to the company's Consolidated Financial Statements, R-Net's operating results are included in discontinued operations; however, for the three years in the period ended December 31, 2002 the Resource Network Subsidiaries had no operations.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    Net Revenue. Net revenue increased $39.9 million or 10.1% to $433.5 million during the year ended December 31, 2002 from $393.6 million during the year ended December 31, 2001. The increase is primarily attributable to net revenue increases in the company's core infusion therapies, including a combined $36.4 million increase in net revenue from coagulant and blood clotting, intravenous immunoglobulin, anti-infective, pain management and total parenteral nutrition therapies, as well as, incremental increases of approximately $3.2 million in non-core enteral therapies and $1.1 million related to CTI operations. Such net revenue increases were offset by adverse changes in the average wholesale price ("AWP") reimbursement rates for certain anti-infective drugs, as further discussed below.

    Effective July 1, 2001, the AWP reimbursement rates for a certain brand of the antibiotic drug Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $3.9 million or 33.3% to $7.8 million during the year ended December 31, 2002 from $11.7 million during the year ended December 31, 2001. The net revenue reduction included an unfavorable pricing variance of $6.5 million related to the adverse AWP reimbursement rate changes, which was offset by an increase in volume relating to such drugs. See "Risk Factors" for further AWP reimbursement rate discussion.

    During the years ended December 31, 2002 and 2001, approximately $28.4 million and $21.7 million, respectively, of the company's consolidated net revenue, related to a capitated agreement that provides services to members in the California marketplace. Additionally, Coram owns 50% of a partnership located in California that derived approximately 41.8% of its net revenue during the year ended December 31, 2002 from services provided under such capitated agreement. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited the company, as well as, a limited group of other providers, to respond to an RFP that covers the services provided exclusively by the company and its partnership. Management believes that the payer will select a provider or providers in July 2003 and the new contract or contracts will become effective January 1, 2004. See Note 2 to the company's Consolidated Financial Statements for further details.

    Gross Profit. Gross profit increased $9.7 million to $124.1 million or a gross margin of 28.6% during the year ended December 31, 2002 from $114.4 million or a gross margin of 29.1% during the year ended December 31, 2001. The company experienced favorable trended results during the year ended December 31, 2002 from a larger proportion of anti-infective therapies in the company's therapy mix (such therapies generally have a lower product cost as a percentage of net revenue than the company's other core therapies), favorable pricing changes in the products related to the company's intravenous immunoglobulin therapies and favorable changes in the company's overall payer mix.

    The favorable gross margin trends were offset by a larger proportion of coagulant and blood clotting therapies in the company's therapy mix, which generally have a higher product cost as a percentage of net revenue than the company's other core therapies. Also adversely impacting the gross margin percentage were AWP reimbursement rate reductions for Vancomycin and certain other drugs used in the company's operations.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $7.5 million or 8.9% to $91.3 million during the year ended December 31, 2002 from $83.8 million during the year ended December 31, 2001. During the years ended December 31, 2002 and 2001, compensation and consulting expenses of approximately $2.9 million and $1.9 million, respectively, were incurred to improve and enhance the company's information systems. Furthermore, in connection with the implementation of the new information systems, the company recognized increased depreciation and amortization costs of approximately $1.5 million during the year ended December 31, 2002. The company also incurred incremental costs of $2.8 million to enhance its sales and marketing force and $0.7 million in reimbursement related costs during the year ended December 31, 2002. The increase in SG&A expenses also includes a $1.0 million increase in legal fees relating to certain ongoing litigation and an increase of $0.5 million related to insurance premium increases for director and officer insurance. Additionally, to enhance its information technology infrastructure and to further support its sales and marketing strategies, the company's corporate expenses increased approximately $1.1 million during the year ended December 31, 2002. See Note 14 to the company's Consolidated Financial Statements for further details of the company's litigation matters.

     Offsetting the above expense increases were a $0.4 million decrease in expenses related to management incentive compensation and a $1.5 million decrease in amortization expense related to the company's commercial payer contracts intangible asset, which became fully amortized during the year ended December 31, 2002. SG&A expenses for the year ended December 31, 2001 were adversely impacted by certain costs necessary to move the company's corporate headquarters.

     In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to revenue growth.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $15.9 million or 3.7% of net revenue during the year ended December 31, 2002, compared to $17.5 million or 4.4% of net revenue during the year ended December 31, 2001. The percentage decrease is primarily due to increased collection efforts and the corresponding realization of certain amounts previously deemed to be uncollectible. Certain critical management action plans initiated during 2001 and continued in 2002 were designed to (i) enhance timely reimbursement by emphasizing improved billing and cash collection methods, (ii) continue the assessment of systems support for reimbursement personnel and (iii) concentrate the company's expertise and managerial resources into the most affected reimbursement locations. In 2001, the company's provision for estimated uncollectible accounts as a percentage of net revenue was higher due to deterioration in cash collections and accounts receivable related to the consolidation of several of the company's infusion business Patient Financial Service Centers (reimbursement sites). Such consolidation took place during the first and second quarters of 2001. Moreover, during 2001 the company experienced poor cash collections in its durable medical equipment operations and correspondingly higher write-offs, including a contract dispute with an HMO plan resulting in approximately $0.6 million in bad debt expense. The 2002 provision for estimated uncollectible accounts reflects management's best estimate of the net realizable value of the company's accounts receivable at December 31, 2002. However, there can be no assurances that such provision for estimated uncollectible accounts will be adequate or that factors adversely affecting the company's bad debt expense will not continue or worsen in the future. See "Risk Factors" for further discussion.

     Amortization of Goodwill. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that such assets be reviewed for impairment at least annually. See "Charges for Impairments of Goodwill and Other Long-Lived Assets" below and Note 8 to the company's Consolidated Financial Statements for further details.

     Restructuring Cost Recoveries. During the year ended December 31, 2002, the company recognized restructuring cost recoveries of $0.1 million related to certain new functionality of space that was previously deemed to be idle and/or excess and the early termination of a lease. The year ended December 31, 2001 included the recognition of $0.7 million in restructuring cost recoveries related to the assumption of one the company's real property leases by a third party and certain changes in estimates attributable to severance liabilities. The aforementioned items were previously included as part of the company's accrued merger and restructuring costs. See Note 6 to the company's Consolidated Financial Statements for further details.

     Charges for Impairments of Goodwill and Other Long-Lived Assets. During the year ended December 31, 2002, the company recognized an impairment of goodwill and other long-lived assets (exclusively goodwill) of $62.5 million in accordance with the provisions of Statement 142. Such impairment charge was principally due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002 and the corresponding adverse impact on the company's underlying enterprise fair value. During the year ended December 31, 2001, the company recognized an impairment of goodwill and other long-lived assets (primarily goodwill) of $3.3 million. The 2001 impairment charges resulted primarily from recurring operating losses or substandard performance at the infusion branches to which the associated goodwill and other long-lived assets related. See Note 8 to the company's Consolidated Financial Statements for further details.

     Interest Income. Interest income decreased $0.8 million to $0.4 million during the year ended December 31, 2002 from $1.2 million during the year ended December 31, 2001, principally reflecting lower available returns on overnight cash investments and a greater interest income allocation to reorganization costs.

     Interest Expense. Interest expense decreased $5.1 million to $1.6 million during the year ended December 31, 2002 from $6.7 million during the year ended December 31, 2001. Both periods primarily reflect the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 10 to the company's Consolidated Financial Statements. Moreover, during the year ended December 31, 2001 changes in estimates related to the aggregate cumulative interest on the proposed settlement with the Internal Revenue Service were recognized, resulting in $4.5 million of incremental interest expense. In addition, during 2001 the company recognized approximately $0.5 million of interest expense related to its debtor-in-possession financing agreement. Both periods also reflect the non-recognition of interest expense related to the Series A Notes and the Series B Notes subsequent to the execution of exchange agreements on December 29, 2000 and December 31, 2001, which qualified as troubled debt restructurings. See Notes 9 and 12 to the company's Consolidated Financial Statements for further details.

     Equity in Net Income of Unconsolidated Joint Ventures. Equity in net income of unconsolidated joint ventures increased $0.8 million to $1.5 million in 2002 from $0.7 million in 2001. The increase was primarily due to improved profitability of certain unconsolidated joint ventures in the Illinois, Missouri and Wisconsin marketplaces.

     Gains on Sales of Businesses. During January 2002, the company finalized the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. See Note 5 to the company's Consolidated Financial Statements for further details.

     Other Income, Net. During the year ended December 31, 2002, the company recognized $1.0 million in other income, compared to $0.1 million during the year ended December 31, 2001. During 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. During the year ended December 31, 2002, the company, with the approval of the Chapter 11 trustee and the Bankruptcy Court, entered into a settlement agreement whereby, the aforementioned escrow deposit was realized by the company in October 2002.

     Reorganization Expenses, Net. During the years ended December 31, 2002 and 2001, the company recognized $4.3 million and $14.4 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 bankruptcy proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The significantly larger expense during 2001 included $1.8 million accrued by the Debtors under key employee retention plans, whereas a nominal expense reversal (attributable to an employee termination prior to the completion of the requisite retention service period) was recognized during 2002. Moreover, the company recorded $4.7 million and $13.0 million of bankruptcy-related professional fees during the years ended December 31, 2002 and 2001, respectively. The Chapter 11 trustee evaluated the needs for services of the professionals previously engaged by the Debtors while debtors-in-possession and re-engaged only certain of these professionals. Furthermore, the Chapter 11 trustee engaged certain new professionals for the benefit of the Debtors' estates. See Note 3 to the company's Consolidated Financial Statements for further details, including motions submitted by the Chapter 11 trustee related to administrative professionals that have been granted by the Bankruptcy Court.

     Income Tax Expense. See Note 10 to the company's Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

     Loss from Disposal of Discontinued Operations. For the years ended December 31, 2002 and 2001, the company recorded losses from disposal of discontinued operations of $0.7 million and $0.3 million, respectively. Such amounts relate to legal costs for certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with corresponding indemnifications provided to the company's officers and directors in the Resource Network Subsidiaries' bankruptcy proceedings/litigation. See Notes 4 and 14 to the company's Consolidated Financial Statements for further details.

     Extraordinary Gains on Troubled Debt Restructurings. With approval from the Bankruptcy Court, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series B Cumulative Preferred Stock and, as a result, recognized an extraordinary gain on troubled debt restructuring of approximately $123.5 million during the year ended December 31, 2002. During the year ended December 31, 2001, the Debtors obtained approval from the Bankruptcy Court and exchanged debt and related interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock. Such exchange resulted in the recognition of an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. See Notes 9 and 12 to the company's Consolidated Financial Statements for further details.

     Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2002, the company recognized a transitional goodwill impairment charge of $71.9 million related to the adoption of Statement 142. In accordance with the underlying provisions of Statement 142, such charge was recorded in the company's Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the first quarter of the year ended December 31, 2002. See Note 8 to the company's Consolidated Financial Statements for further details.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net Revenue. Net revenue decreased $71.2 million or 15.3% to $393.6 million in 2001 from $464.8 million in 2000. The decrease is primarily due to the sale of CPS on July 31, 2000 (CPS recorded net revenue of $61.4 million during the year ended December 31, 2000) and a $2.2 million decline in net revenue attributable to CTI. Additionally, a decrease in infusion net revenue of approximately $7.6 million is due, in part, to the termination of the Aetna National Ancillary Services Agreement, effective April 12, 2000, an adverse change in the AWP reimbursement rates for certain anti-infective drugs (as discussed further below) and management's continued focus on more profitable core therapies. The infusion net revenue decrease was partially offset by an increase of approximately $5.7 million attributable to one of the company's capitated arrangements covering member lives in California. See Note 2 to the company's Consolidated Financial Statements for further details.

    Effective July 1, 2001, the AWP reimbursement rates for a certain brand of the antibiotic drug Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $2.9 million or 19.9% to $11.7 million during the year ended December 31, 2001 from $14.6 million during the year ended December 31, 2000. The net revenue reduction included an unfavorable pricing variance of $3.8 million related to the adverse AWP reimbursement rate changes, which was offset by an increase in volume relating to such drugs. See "Risk Factors" for further AWP reimbursement rate discussion.

     Gross Profit. Gross profit decreased $8.8 million to $114.4 million (gross margin of 29.1%) in 2001 from $123.2 million (gross margin of 26.5%) in 2000. The gross margin percentage increase is primarily due to a favorable product/therapy mix and the sale of CPS, which had a lower gross margin percentage than that of the infusion business segment and thereby caused a lower blended consolidated percentage during the year ended December 31, 2000. However, commencing on July 1, 2001, there was an offsetting decrease in gross margin percentage due to reductions in the AWP reimbursement rates for Vancomycin and certain other drugs used in the company's operations. The components of gross margin are as follows (in millions):

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                           -----------------------
                                                              2001         2000
                                                           ----------   ----------
                 Infusion ..............................   $    113.8   $    113.5
                 CPS ...................................           --          8.1
                 CTI ...................................          0.6          1.6
                                                           ----------   ----------
                 Total gross profit ....................   $    114.4   $    123.2
                                                           ==========   ==========

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $6.5 million or 7.2% to $83.8 million in 2001 from $90.3 million in 2000. The decrease during the year ended December 31, 2001 is primarily due to approximately $4.7 million of SG&A expenses directly related to CPS personnel and other CPS related activities that were eliminated upon the divestiture of the CPS business segment and a decrease in expenses related to management incentive compensation of $10.7 million. In connection with the management incentive plans, the company recorded compensation expense of $2.9 million and $13.6 million for the years ended December 31, 2001 and 2000, respectively. The aforementioned expense decreases are partially offset by additional costs in 2001 of approximately $3.6 million to stabilize and enhance the company's sales force and approximately $1.9 million to improve the company-wide information systems and related data circuit lines. Moreover, the company incurred additional costs in 2001 to enhance its risk insurance profile and relocate its corporate headquarters.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $17.5 million or 4.4% of net revenue in 2001, compared to $9.8 million or 2.1% of net revenue in 2000. The percentage increase is due to of the deterioration in cash collections and accounts receivable related to the consolidation of several of the company's infusion business Patient Financial Service Centers (reimbursement sites) during the year ended December 31, 2001 that resulted in the company recognizing additional expenses of $5.5 million. The company also experienced poor cash collections in its durable medical equipment operations and correspondingly higher write-offs in 2001, including a contract dispute with an HMO plan resulting in approximately $0.6 million of bad debt expense. Moreover, the 2001 bad debt expense percentage is higher than 2000 due to the disposition of CPS, which had a lower bad debt experience rate than that of the infusion business segment, thereby causing a lower blended consolidated effective rate during the year ended December 31, 2000. Lastly, the company experienced a bad debt recovery of $0.3 million during the year ended December 31, 2000.

     Restructuring Cost Recoveries. During the year ended December 31, 2001, the company recognized restructuring cost recoveries of approximately $0.7 million primarily related to the assumption of one of the company's real property leases by a third party and certain changes in estimates attributable to severance liabilities. Net restructuring cost recoveries of $0.3 million during the year ended December 31, 2000 resulted from management's reevaluation of the reserves necessary to complete its restructuring plans. Such items were previously reserved for as part of accrued merger and restructuring costs. See Note 6 to the company's Consolidated Financial Statements for further details.

     Charges for Impairments of Goodwill and Other Long-Lived Assets. During the years ended December 31, 2001 and 2000, Coram recognized impairments of goodwill and other long-lived assets (primarily goodwill) of $3.3 million and $8.3 million, respectively. These impairment charges resulted primarily from recurring operating losses or substandard financial performance at the infusion branches to which the associated goodwill and other long-lived assets related. See Note 8 to the company's Consolidated Financial Statements for further details.

     Interest Expense. Interest expense decreased $20.1 million to $6.7 million in 2001 from $26.8 million in 2000. The decrease is primarily due to (i) reduced outstanding borrowings on revolving credit arrangements and (ii) the non-recognition of interest expense related to the Series A Notes and the Series B Notes in connection with the execution of the Exchange Agreement on December 29, 2000, which qualified as a troubled debt restructuring (see Notes 9 and 12 to the company's Consolidated Financial Statements for further details) and the non-recognition criteria for interest expense established pursuant to SOP 90-7. These decreases are partially offset by the recognition of approximately $5.9 million of interest expense, including $4.5 million of incremental interest expense related to changes in estimates during 2001, for the proposed settlement of a dispute with the Internal Revenue Service. See Note 10 to the company's Consolidated Financial Statements for further details.

     Gains on Sales of Businesses. During 2000, the company recorded gains on sales of businesses of approximately $18.6 million, consisting primarily of the gain on the sale of the CPS business and the receipt of a contingent earn-out payment relating to one of the company's operating subsidiaries. See Note 5 to the company's Consolidated Financial Statements for further details.

     Other Income, Net. In 2001, the company recognized $0.1 million in other income, compared to $2.5 million in 2000. The 2000 amount is primarily attributable to the recovery of a non-operating receivable of $2.0 million and the receipt of $1.0 million in life insurance proceeds, offset by the recognition of a $0.7 million reserve for an escrow deposit receivable related to the 1997 sale of the company's lithotritpsy partnerships. Such reserve was based on management's determination, at that time, of the collectibility of the outstanding amount from a party in a bankruptcy proceeding; however, such escrow deposit was subsequently recovered during the year ended December 31, 2002. See
Note 2 to the company's Consolidated Financial Statements for further details.

     Reorganization Expenses, Net. During the years ended December 31, 2001 and 2000, the company recognized $14.4 million and $8.3 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. The principal reason for the increased reorganization expenses is the commencement of the company's bankruptcy proceedings in third quarter of the year ended December 31, 2000 and the continuation of such proceedings during the entire year ended December 31, 2001. These expenses include, but are not limited to, professional fees, expenses related to employee retention plans, a $1.8 million success bonus in 2000, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 3 to the company's Consolidated Financial Statements for further details.

     Income Tax Expense. See Note 10 to the company's Consolidated Financial Statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rate.

     Loss from Disposal of Discontinued Operations. For the year ended December 31, 2001, the company recorded a $0.3 million loss from disposal of discontinued operations related to certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries. The net charge of $0.7 million for the year ended December 31, 2000 includes incremental reserves for litigation and other R-Net wind-down costs, net of certain insurance recoveries, facility cost reserve reductions resulting from the Bankruptcy Cases, reserve adjustments due to changes in the estimated amounts of legal and professional fees necessary to complete R-Net's Chapter 11 bankruptcy proceedings and a $0.5 million settlement with the Debtors for a substantive consolidation matter. See Notes 4 and 14 to the company's Consolidated Financial Statements for further details.

     Extraordinary Gains on Troubled Debt Restructurings. With approvals from the Bankruptcy Court, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock and, as a result, recognized extraordinary gains on troubled debt restructurings of approximately $20.7 million in 2001 and $107.8, net of $0.4 million of income taxes, in 2000. See Notes 9 and 12 to the company's Consolidated Financial Statements for further details.

QUARTERLY RESULTS (UNAUDITED)

     The following summarizes selected quarterly financial information with respect to the company's operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

                                                                                    2002 QUARTER ENDED
                                                                    --------------------------------------------------
                                                                                                           MARCH 31
                                                                     DEC. 31     SEPT. 30      JUNE 30   (RESTATED)(1)
                                                                    ---------    ---------    ---------    -----------
Net revenue .....................................................   $ 115,135    $ 107,922    $ 108,431    $ 101,982
Cost of service .................................................      80,160       77,749       77,128       74,301
                                                                    ---------    ---------    ---------    ---------
Gross profit ....................................................      34,975       30,173       31,303       27,681
Operating expenses:
   Selling, general and administrative expenses .................      27,292       21,689       21,303       21,020
   Provision for estimated uncollectible accounts ...............       2,536        5,131        5,102        3,118
   Amortization of goodwill .....................................          --           --           --           --
   Restructuring cost recoveries ................................          --         (100)          --          (13)
   Charges for impairments of goodwill and other
         long-lived assets ......................................      62,499           --           --           --
                                                                    ---------    ---------    ---------    ---------
     Total operating expenses ...................................      92,327       26,720       26,405       24,125
                                                                    ---------    ---------    ---------    ---------
Operating income (loss) from continuing operations ..............     (57,352)       3,453        4,898        3,556
Other income (expenses):
   Interest income ..............................................         130           97          124           85
   Interest expense .............................................        (401)        (404)        (396)        (365)
   Equity in net income of unconsolidated joint ventures ........         472          394          251          387
   Gain on sale of business .....................................          --           --           --           46
   Gains (losses) on dispositions of property and
     equipment, net .............................................          (1)           1            3           --
   Other income, net ............................................           1            6          984           12
                                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   reorganization expenses, income taxes, minority
   interests, extraordinary gains on troubled debt
   restructurings and the cumulative effect of a
   change in accounting principle ...............................     (57,151)       3,547        5,864        3,721
Reorganization expenses, net ....................................         895          847          523        2,010
                                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   income taxes, minority interests, extraordinary
   gains on troubled debt restructurings and the cumulative
     effect of a change in accounting principle .................     (58,046)       2,700        5,341        1,711
Income tax expense ..............................................          --           33           --           38
Minority interests in net income of consolidated
   joint ventures ...............................................         212          177          152          223
                                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   extraordinary gains on troubled debt restructurings and
     the cumulative effect of a change in accounting principle ..     (58,258)       2,490        5,189        1,450
Loss from disposal of discontinued operations ...................        (155)        (530)          --           --
                                                                    ---------    ---------    ---------    ---------
Income (loss) before extraordinary gains on troubled debt
   restructurings and the cumulative effect of a change in
   accounting principle .........................................     (58,413)       1,960        5,189        1,450
Extraordinary gains on troubled debt restructurings .............     123,517           --           --           --
Cumulative effect of a change in accounting principle ...........          --           --           --      (71,902)
                                                                    ---------    ---------    ---------    ---------
Net income (loss) ...............................................   $  65,104    $   1,960    $   5,189    $ (70,452)
                                                                    =========    =========    =========    =========

Income (Loss) Per Share (2)
   Basic and diluted:
     Income (loss) from continuing operations ...................   $   (1.17)   $    0.05    $    0.10    $    0.03
     Loss from disposal of discontinued operations ..............          --        (0.01)          --           --
     Extraordinary gains on troubled debt restructurings ........        2.49           --           --           --
     Cumulative effect of a change in accounting principle ......          --           --           --        (1.45)
                                                                    ---------    ---------    ---------    ---------
       Net income (loss) per common share .......................   $    1.32    $    0.04    $    0.10    $   (1.42)
                                                                    =========    =========    =========    =========
                                                                                  2001 QUARTER ENDED
                                                                     ---------------------------------------------
                                                                     DEC. 31      SEPT. 30    JUNE 30     MARCH 31
                                                                     ---------    --------    --------    --------
Net revenue .....................................................    $ 106,183    $ 93,762    $ 98,938    $ 94,746
Cost of service .................................................       71,966      68,651      69,160      69,498
                                                                     ---------    --------    --------    --------
Gross profit ....................................................       34,217      25,111      29,778      25,248
Operating expenses:
   Selling, general and administrative expenses .................       22,714      19,383      21,063      20,676
   Provision for estimated uncollectible accounts ...............        8,746       2,859       3,024       2,904
   Amortization of goodwill .....................................        2,549       2,424       2,425       2,424
   Restructuring cost recoveries ................................          (96)         --         (21)       (562)
   Charges for impairments of goodwill and other
         long-lived assets ......................................        3,255          --          --          --
                                                                     ---------    --------    --------    --------
     Total operating expenses ...................................       37,168      24,666      26,491      25,442
                                                                     ---------    --------    --------    --------
Operating income (loss) from continuing operations ..............       (2,951)        445       3,287        (194)
Other income (expenses):
   Interest income ..............................................          146         113         499         458
   Interest expense .............................................         (368)     (4,072)     (1,627)       (585)
   Equity in net income of unconsolidated joint ventures ........            3         259         294         174
   Gain on sale of business .....................................           --          --          --          --
   Gains (losses) on dispositions of property and
     equipment, net .............................................           (4)         (1)         34         (28)
   Other income, net ............................................           13          10           3          29
                                                                     ---------    --------    --------    --------
Income (loss) from continuing operations before
   reorganization expenses, income taxes, minority
   interests, extraordinary gains on troubled debt
   restructurings and the cumulative effect of a
   change in accounting principle ...............................       (3,161)     (3,246)      2,490        (146)
Reorganization expenses, net ....................................        4,394       3,739       3,444       2,820
                                                                     ---------    --------    --------    --------
Income (loss) from continuing operations before
   income taxes, minority interests, extraordinary
   gains on troubled debt restructurings and the cumulative
     effect of a change in accounting principle .................       (7,555)     (6,985)       (954)     (2,966)
Income tax expense ..............................................           --          50          50          50
Minority interests in net income of consolidated
   joint ventures ...............................................          222          75         135         199
                                                                     ---------    --------    --------    --------
Income (loss) from continuing operations before
   extraordinary gains on troubled debt restructurings and
     the cumulative effect of a change in accounting principle ..       (7,777)     (7,110)     (1,139)     (3,215)
Loss from disposal of discontinued operations ...................         (250)         --          --          --
                                                                     ---------    --------    --------    --------
Income (loss) before extraordinary gains on troubled debt
   restructurings and the cumulative effect of a change in
   accounting principle .........................................       (8,027)     (7,110)     (1,139)     (3,215)
Extraordinary gains on troubled debt restructurings .............       20,706          --          --          --
Cumulative effect of a change in accounting principle ...........           --          --          --          --
                                                                     ---------    --------    --------    --------
Net income (loss) ...............................................    $  12,679    $ (7,110)   $ (1,139)   $ (3,215)
                                                                     =========    ========    ========    ========

Income (Loss) Per Share (2)
   Basic and diluted:
     Income (loss) from continuing operations ...................    $   (0.17)   $  (0.14)   $  (0.02)   $  (0.06)
     Loss from disposal of discontinued operations ..............        (0.01)         --          --          --
     Extraordinary gains on troubled debt restructurings ........         0.42          --          --          --
     Cumulative effect of a change in accounting principle ......           --          --          --          --
                                                                     ---------    --------    --------    --------
       Net income (loss) per common share .......................    $    0.24    $  (0.14)   $  (0.02)   $  (0.06)
                                                                     =========    ========    ========    ========

     (1) In accordance with Statement 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle, which resulted in the restatement of the period ended March 31, 2002. See Note 8 to the company's Consolidated Financial Statements for further details.

     (2) For each of the periods presented in the above table, the incremental common stock equivalents utilized to calculate diluted income (loss) per share were nominal or the effect of utilizing common stock equivalents was anti-dilutive. Accordingly, basic and diluted income (loss) per share were the same for each of the periods presented.

     The quarterly results have historically varied based upon unusual and infrequently occurring charges. See Note 16 to the company's Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

     Bankruptcy Proceedings. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on August 8, 2000. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. Although the filing of the Bankruptcy Cases constitutes a default under the company's principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases of non-residential real property. Parties effected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. See Note 3 to the company's Consolidated Financial Statements for further details.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and Other Debt Obligations. During the year ended December 31, 2002 and through April 11, 2003, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company's ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility would require the approval of the Chapter 11 trustee and the Bankruptcy Court.

     Pursuant to an order of the Bankruptcy Court in February 2001, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of certain preferred stock issued by Coram, Inc.). Such letters of credit aggregated approximately $0.8 million at December 31, 2002 but were reduced to approximately $0.5 million in January and February 2003. The company's letters of credit are fully secured by interest-bearing cash deposits held by Wells Fargo. The outstanding letters of credit have maturity dates in September 2003 ($187,000) and February 2004 ($278,000). Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients' medical needs.

     On December 31, 2002, the Securities Exchange Agreement was amended ("Amendment No. 6") and a third Exchange Agreement was simultaneously executed. Pursuant to such arrangements, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders") agreed to exchange approximately $40.2 million aggregate principal amount of Series A Senior Subordinated Unsecured Notes (the "Series A Notes"), $7.3 million of aggregate contractual unpaid interest on the Series A Notes, $83.1 million aggregate principal amount of Series B Senior Subordinated Convertible Unsecured Notes (the "Series B Notes") and $16.6 million of aggregate contractual unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram, Inc. Series B Cumulative Preferred Stock (see Note 12 to the company's Consolidated Financial Statements for further details regarding the preferred stock). Following this third exchange, the Holders retain $9.0 million aggregate principal amount of the Series B Notes and no Series A Notes. Pursuant to Amendment No. 6, the Series B Notes' scheduled maturity date of June 30, 2002 was modified to June 30, 2003.

     Although the principal amounts under the Series A Notes and Series B Notes were not paid on their scheduled maturity date of June 30, 2002 and the company was in technical default of the Securities Exchange Agreement from that date until the execution of Amendment No. 6, the Holders were stayed from any remedies pursuant to the provisions of Chapter 11 of the Bankruptcy Code. Notwithstanding this default for non-payment of principal, subsequently cured by Amendment No. 6, management believes that at December 31, 2002 the company was in compliance with all covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

     General. The company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 3 to the company's Consolidated Financial Statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset requirements.

     Cash and Cash Equivalents. Cash and cash equivalents increased $9.3 million to $30.6 at December 31, 2002 compared to $21.3 million at December 31, 2001.

     Net cash provided by operating activities was approximately $14.4 million for the year ended December 31, 2002 compared to $3.4 million for the year ended December 31, 2001. The significant components of the operating cash flows are as follows (in millions):

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                              2002            2001
                                                           ------------    ------------
   Continuing operations after non-cash charges and
      before gains on sales of businesses ..............   $     42,605    $     36,652
   Changes in operating assets and liabilities, net:
      Accounts receivable ..............................        (30,818)        (28,713)
      Prepaid expenses, inventories and other assets ...          1,768          (1,112)
      Current and other liabilities ....................          6,118           8,786
   Cash basis restructuring costs ......................           (280)         (1,039)
   Cash used by reorganization items, net ..............         (5,195)        (10,776)
   Miscellaneous .......................................            168            (381)
                                                           ------------    ------------
        Net cash provided by continuing operations,
          net of reorganization items ..................   $     14,366    $      3,417
                                                           ============    ============

     (i) Continuing Operations After Non-Cash Charges and Before Gains on Sales of Businesses. During the years ended December 31, 2002 and 2001, continuing operations provided cash of approximately $42.6 million and $36.7 million, respectively. The increase of approximately $5.9 million is primarily due to management's continued focus on the company's core therapy mix, which provides a higher gross margin percentage to the company, and more efficient utilization of company resources toward profit generation. Additionally, during the year ended December 31, 2002, the company was favorably impacted by a one-time payment of approximately $1.0 million from an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships (see Note 2 to the company's Consolidated Financial Statements for further details).

     (ii) Accounts Receivable. During the years ended December 31, 2002 and 2001, the accounts receivable activity utilized cash of approximately $30.8 million and $28.7 million, respectively. The increase of approximately $2.1 million principally relates to a 10.4% increase in the company's net revenue in 2002 compared to 2001. In addition, during 2002 the company continued to experience slow cash collections from several payers, primarily Medicare and Medicaid and certain large commercial payers, which caused an increase in accounts receivable, as well as, an increase in the percentage of aged accounts receivable over 90 days past due.

     (iii) Prepaid Expenses, Inventories and Other Assets. During the year ended December 31, 2002, prepaid expenses, inventories and other assets provided cash of approximately $1.8 million whereas such activity for the year ended December 31, 2001 used cash of approximately $1.1 million. The 2002 amount principally relates to
            (i) a decrease in amounts receivable from non-consolidated joint ventures and partnerships as a result of their improved operating results and cash collections and (ii) a decrease in inventories from the utilization of certain factor product that was strategically purchased in bulk late in 2001. The 2001 use of cash was principally related to that year's strategic purchase of factor product.

     (iv) Current and Other Liabilities. Included in current and other liabilities are amounts attributable to interest on a proposed settlement with the Internal Revenue Service and management incentive compensation aggregating approximately $4.0 million and $8.8 million for 2002 and 2001, respectively. After removing the effects of these items, during the year ended December 31, 2002 current and other liabilities provided cash of approximately $2.1 million whereas a nominal amount was used in 2001. This adjusted change principally relates to an increase in accounts payable in 2002 due to the company's increased business.

     (v) Cash Basis Restructuring Costs. Net cash used for restructuring costs was approximately $0.3 million and $1.0 million for the years ended December 31, 2002 and 2001, respectively. The decrease in cash expenditures is primarily due to the expiration of certain of the company's real property leases and severance payments related to the consolidation of several of the company's Patient Financial Service Centers (reimbursement sites) during 2001.

     (vi) Operating Cash Flows Used By Reorganization Items. Net cash used for reorganization was approximately $5.2 million and $10.8 million during the years ended December 31, 2002 and 2001, respectively. These expenditures primarily relate to professional services, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. The principal cause of the reduced cash expenditures for reorganization items during 2002 was an approved Bankruptcy Court motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. See Note 3 to the company's Consolidated Financial Statements for further details.

     Net cash used in investing activities was approximately $4.4 million and $7.5 million for the years ended December 31, 2002 and 2001, respectively. During both years, cash used in investing activities was primarily due to purchases of property and equipment. Such expenditures during 2002 and 2001 aggregated approximately $4.5 million and $7.6 million, respectively. Approximately $1.4 million of the 2002 purchases and approximately $4.2 million of the 2001 purchases related to capital expenditures to upgrade Coram's company-wide information systems. Additionally, approximately $3.1 million of the 2002 purchases and approximately $2.7 million of the 2001 purchases related to property and equipment expenditures in the normal course of business. Lastly, during 2001, Coram spent approximately $0.7 million in conjunction with the relocation of the company's corporate office. Partially offsetting the 2002 cash used in investing activities was the receipt of approximately $0.1 million in cash proceeds related to the sale of a durable medical equipment business located in New Orleans, Louisiana. The 2001 cash used in investing activities was partially offset by cash proceeds of approximately $0.1 million relating to dispositions of property and equipment.

     Net cash used in financing activities was approximately $0.5 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively. For 2002, cash used in financing activities included principal debt repayments of $0.1 million and cash distributions paid to minority interests of $0.8 million. Such uses of cash were offset by proceeds of $0.4 million related to partial refunds of deposits to collateralize the company's letters of credit. For 2001, cash used in financing activities included net deposits to collateralize the company's letters of credit of $1.1 million, principal debt repayments of $0.3 million and cash distributions paid to minority interests of $0.4 million.

     Working capital increased $141.8 million to $65.6 million at December 31, 2002 from a working capital deficit of $76.2 million at December 31, 2001. The favorable change in working capital is primarily due to a decrease in liabilities subject to compromise resulting from the exchange of approximately $123.3 million of the Series A Notes and the Series B Notes for Coram, Inc. Series B Cumulative Preferred Stock (see Notes 9 and 12 to the company's Consolidated Financial Statements for further details) and a $14.9 million increase in net accounts receivable. Other items contributing to the change in working capital were (i) a $9.3 million increase in cash and cash equivalents,
(ii) a decrease of $0.4 million in inventories, (iii) a $0.8 million increase in other current assets (reflected in this increase is a $1.8 million federal income tax refund receivable for a refund requested during the year ended December 31, 2002), (iv) a $4.1 million increase in accounts payable, (v) a $2.5 million decrease in accrued compensation and related liabilities, (vi) a $3.0 million increase in income taxes payable (primarily due to the reclassification of $3.1 million of long-term liabilities related to a proposed settlement with the Internal Revenue Service (see Note 10 to the company's Consolidated Financial

Services for further details)), (vii) a $2.1 million increase in other accrued liabilities and (viii) a $0.4 million decrease in accrued merger and restructuring costs.

    The table below summarizes the company's debt and lease obligations for the years ending December 31 (in thousands). See Notes 9 and 14 to the company's Consolidated Financial Statements for further details.

                                     Totals         2003          2004          2005          2006          2007        Thereafter
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Long-term debt obligations .....   $     9,248   $     9,181   $        67   $        --   $        --   $        --   $        --
Capital lease obligations,
    excluding interest .........            16            10             6            --            --            --            --
Operating lease obligations ....        26,632         9,730         7,624         5,492         2,426           967           393
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Totals ......................   $    35,896   $    18,921   $     7,697   $     5,492   $     2,426   $       967   $       393
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

    Management believes that the net costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2003 and thereafter. These costs principally consist of professional fees and expenses and certain pending employee retention payments. On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through April 11, 2003, the Bankruptcy Court has not yet adjudicated any final fee applications. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

    Management cannot predict whether any future objections of the Official Committee of the Equity Security Holders of Coram Healthcare Corporation or any other interested parties in the Bankruptcy Cases will be forthcoming. Outcomes unfavorable to the company or unknown additional actions could require the company to access significant additional funds. See Notes 3 and 14 to the company's Consolidated Financial Statements for further details.

     The principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek pole-mounted 3030 Pumps (the "3030 Pumps") and the Sabratek 6060 Homerun Pumps (the "6060 Pumps") that are used by Coram. Baxter previously discontinued production of the 3030 Pumps and, in March 2003, manufacturing of the related tubing and infusion sets necessary for repairs and operation of such pumps was also terminated, thereby substantially exhausting the company's inventory of such required supplies. In response to this inventory shortage, management has taken certain steps to ensure that patient care will not be disrupted while the company transitions to alternate tubing and infusion set sources. As a result of the company's longstanding evaluation of several pole-mounted infusion pump alternatives, including local branch comparative clinical and operational testing, management concluded that the company should replace its entire fleet of 3030 Pumps. In connection therewith, Coram entered into two agreements with B. Braun Medical, Inc. ("B. Braun") in 2003 to purchase 1,000 Vista Basic pole-mounted pumps at an aggregate cost of approximately $1.5 million. Additionally, the Chapter 11 trustee filed a motion in the Bankruptcy Court seeking approval for the company to lease an additional 1,000 Vista Basic pumps from B. Braun for an aggregate three year commitment, including related interest, of approximately $1.5 million. The Bankruptcy Court is scheduled to hear the aforementioned motion on May 1, 2003. Management is taking other actions, including, but not limited to, comprehensive employee training, to ensure a smooth transition from the 3030 Pumps to the Vista Basic pumps. However, no assurances can be provided that patient care will not be disrupted due to the pole-mounted infusion pump transition or the company's ongoing shortage of 3030 Pump tubing and infusion sets during the transition period.

     Management expects that Baxter will extend the period during which it will produce the tubing and infusion sets necessary for operation of the 6060 Pumps; however, no assurances can be given that Baxter will make such an extension. Moreover, the company's fleet of 6060 Pumps requires certain costly software and hardware upgrades and the 6060 Pumps are currently experiencing significant and recurring repairs that are not covered under warranty. Such upgrades and extensive ongoing repairs will require a substantial cash outlay by the company and would temporarily remove numerous company-owned pumps from revenue-producing activities (thereby requiring the company to lease incremental pumps on a month-to-month basis). Given the issues surrounding the 6060 pumps, management is currently evaluating several alternatives, including replacement of the entire 5,500 unit fleet. No assurances can be given that the company will develop an alternative that will be economically viable, including identification of a source of long-term financing, or meet with the approval of the Chapter 11 trustee and the Bankruptcy Court.

    On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other bonus payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). In connection therewith, the company is scheduled to pay approximately $1.8 million to the eligible participants in April 2003. Under the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. The entire Branch Incentive Compensation amount was due and payable to the eligible participants upon approval of the 2003 KERP by the Bankruptcy Court.

    The company sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally sales of the company's core infusion therapies, cash collections and earnings before interest expense, taxes, reorganization expenses, restructuring costs, depreciation and amortization and certain other non-recurring items), as well as, individual performance targets and objectives. On March 20, 2001, the CHC Compensation Committee of the Board of Directors approved an overall award of approximately $13.6 million to participating individuals for the year ended December 31, 2000 (the "2000 MIP"). On September 7, 2001, the Bankruptcy Court approved payment of up to approximately $2.7 million of the 2000 MIP to all such participating individuals, except for the amounts due to Daniel D. Crowley, the company's former Chairman of the Board of Directors, Chief Executive Officer and President. In connection therewith, payments to those approved participating individuals were made in September 2001. Pursuant to the provisions of the MIP for the year ended December 31, 2001 (the "2001 MIP"), which was previously approved by CHC's Compensation Committee of the Board of Directors, the individuals included thereunder were entitled to an aggregate payment of approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002, the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with Mr. Crowley and Allen J. Marabito, the company's Executive Vice President: (i) not to request any 2001 MIP payment to Mr. Crowley and (ii) to request the payment of a portion of the 2001 MIP amount to which Mr. Marabito was otherwise entitled. The Bankruptcy Court order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors' previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved Messrs. Crowley's and Marabito's rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization. Payments of (i) the remaining 2001 MIP and 2000 MIP amounts, (ii) contractual incentive compensation payable to Mr. Crowley in the amount of $1.95 million and to Mr. Marabito in the amount of $1.05 million (subject to reduction in an amount equal to or greater than Mr. Marabito's 2003 KERP allocation), as determined pursuant to their expired employment agreements and under an MIP plan previously approved by the CHC Compensation Committee for the year ended December 31, 2002, (iii) unpaid amounts from the first and second key employee retention plans and (iv) a $1.8 million refinancing success bonus due to Mr. Crowley remain subject to approval by the Bankruptcy Court and the Chapter 11 trustee. If approved, the company intends to fund such amounts with available cash balances and cash provided by operations.

    In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 3 to the company's Consolidated Financial Statements, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the company's Consolidated Financial Statements, will be proposed or opposed in a new plan or plans of reorganization submitted by the Chapter 11 trustee or any other interested party. However, Mr. Crowley has indicated that he reserves the right to claim the full outstanding amounts of such bonuses and incentive compensation, as well as, all other compensation.

    On January 14, 2003, Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs,
(ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 11 to the company's Consolidated Financial Statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

    With the approval of the Chapter 11 trustee, in November 2002 the company modified its paid time off ("PTO") policy for the year ended December 31, 2002. The transitional PTO policy authorized cash payouts to employees with aggregate vested PTO time meeting certain criteria and/or exceeding certain predetermined thresholds. In connection therewith, payments aggregating approximately $0.3 million were made in December 2002 and management anticipates that the company's incremental cash outlay for this program in April 2003 will be approximately $0.3 million. Such amounts will be funded through available cash balances and cash provided by operations.

    In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers ("D&O"), General and Professional Liability ("GLPL") and certain other risk management insurance policies. Additionally, the company's malpractice insurance carrier will no longer offer such coverage to its insureds and, in connection therewith, management has been advised that in order to maintain adequate insurance coverage its related premiums will substantially increase. During 2002, pursuant to an order previously entered by the Bankruptcy Court, the Chapter 11 trustee and the Debtors entered into an insurance premium financing agreement with Imperial Premium Finance, Inc. to finance the premiums under certain insurance policies. The final payment under the 2002 financing agreement was made in November 2002. The company is incurring and anticipates incurring substantial incremental insurance premium rate increases in 2003. No assurances can be given that the Debtors will be able to negotiate another financing arrangement or that the Chapter 11 trustee and the Bankruptcy Court will approve such an arrangement for 2003. Additionally, no assurances can be given that the Debtors will be able to obtain and/or maintain adequate D&O, GLPL and malpractice insurance coverage in 2003 and beyond. In the event that the Debtors are unable to obtain and/or maintain such insurance at a price that will be economically viable, there could be a material adverse effect on the company's operations.

    The liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company. Although no assurances can be given, after considering the R-Net Creditors' Committee's proposed plan of liquidation under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court, management does not expect that such additional cash expenditures, if any, will be material to the financial condition or cash flows of the company. See Notes 3, 4 and 14 to the company's Consolidated Financial Statements for further details.

     In November 2001, the R-Net Creditors' Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company's debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' claims against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors' estates; however, the Debtors' non-debtor subsidiaries have no such protection and, accordingly, they are vigorously contesting the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors' objections to the motion of the R-Net Creditors' Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors' Committee, the Bankruptcy Court authorized the R-Net Creditors' Committee to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors' motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries' objections to the Debtors' proofs of claims are proceeding with discovery under a case management order. On January 10, 2003, the United States District Court for the District of

Delaware (the "District Court") granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. Now pending before the District Court are motions by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations.

     Principally due to the early stages of the aforementioned Resource Network Subsidiaries' matters, the ultimate outcome thereof cannot be predicted with any degree of certainty, nor can management predict the amount of any recoveries that the company may ultimately receive from its insurance carrier. Through December 31, 2002, the company incurred approximately $0.9 million in legal fees, including legal fees associated with indemnifications of the company's directors and officers related to the second amended complaint filed by the R-Net Creditors' Committee. Management expects to incur substantial legal fees in future periods related to this matter, which the company intends to fund with available cash balances and cash provided by operations.

    The CHC Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll (collectively the "Back Office") software package and related licenses were procured. The total purchase price for the Back Office software package was approximately $1.3 million. All of the Back Office modules were operational before June 30, 2002, except for the human resource and payroll software modules, which are scheduled to become operational in 2003. Additionally, management is negotiating with a third party vendor for the acquisition of a software system and appropriate upgrades thereto in order to replace its billing, accounts receivable, clinical and pharmacy systems (collectively the "Front Office"). Management expects to begin substantive implementation of the Front Office modules during 2003. In addition to the cost of the aforementioned Back Office software package, substantial internal and external costs have been and will continue to be incurred to implement the remaining Back Office (human resource and payroll modules) and Front Office software solutions, as well as, resolve certain residual functional issues in the Back Office modules (financial, materials management and procurement). Internal personnel time and expenses and external vendor consultation costs of approximately $6.0 million were expended from January 1, 2001 through December 31, 2002 on these projects. Through December 31, 2002, the company also purchased certain hardware necessary to run the new information systems aggregating approximately $2.9 million; however, supplemental hardware and peripheral equipment will be required in order to support the new Front Office software suites. Although management cannot readily determine the aggregate costs to implement the Back Office and Front Office solutions and resolve the remaining functional issues in the current operating environment, the company plans to manage the timing of such efforts in order to fund its current and future information system requirements, including potentially substantial supplemental consulting services, with its available cash balances and cash provided by operations. Any disruptions to transaction processing may adversely affect management's ability to report, analyze and utilize data for purposes of making proactive business decisions and complying with various financial reporting requirements.

    Coram entered into a proposed settlement agreement with the Internal Revenue Service (the "IRS") to resolve a dispute regarding certain tax refunds previously received by the company and management is currently negotiating payment terms with the IRS. The proposed settlement agreement has been approved by the Joint Committee on Taxation and, if approved by the Chapter 11 trustee and the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $9.2 million at April 11, 2003. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment payment plan on favorable terms with the IRS or if the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount or an installment payment plan, the financial position and liquidity of the company could be materially adversely affected. Additionally, in connection with recently enacted legislation, during the year ended December 2002 the company filed refund claims with the IRS requesting approximately $1.8 million of previously paid alternative minimum taxes, of which, one refund claim of approximately $0.1 million was received by the company in January 2003.

     As discussed in Item 1. under "Government Regulation," the Balanced Budget Act of 1997 (the "BBA"), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "BBRA"), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while CMS reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after the publication of the final rule. Management believes that, based upon currently available information derived from discussions with surety bond brokers and organizations that issue surety bonds, the necessary bonds will not be generally available to home health providers until CMS revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of April 11, 2003, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Medicare Part B suppliers. Virtually all of Coram's branch offices participate as suppliers in the Medicare Part B program. Similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Currently there is no federal surety bond requirement in effect for Medicare Part B suppliers. If such a requirement becomes effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting bonding requirements may be to obtain bonds through a qualified insurance carrier. However, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

    Certain administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require specified healthcare entities, including the company, to only use standard medical billing code sets and make standard electronic transactions available for all billing transactions. These new provisions are currently scheduled to take effect no later than October 16, 2003. These changes are having a critical impact on the company and its market segment because no standard billing mechanisms were available to the home infusion industry until January 2002. In order to comply with these new provisions, it will be necessary for the company to renegotiate or amend a significant number of its commercial payer contracts within the next year. The standard billing code sets available under the HIPAA provisions may require that the company separate certain elements of its services, thereby resulting in possible reductions of the overall revenue that the company may earn under its payer contracts. Additionally, several large commercial payers are seeking to attain HIPAA compliance by renewing their contracts with their providers on terms and conditions that may not be favorable to the provider, bidding out their provider services through an open proposal process, terminating existing provider contracts, requiring providers to contract with a third party administrator at less favorable rates and unilaterally imposing new billing codes and fee structures on existing providers. Moreover, the company's payers may experience difficulties and/or distractions as they strive to become HIPAA compliant, thereby disrupting the company's cash collections and reimbursement activities. As a result of the aforementioned HIPAA compliance activities and payer contracting initiatives, the company may not be successful in negotiating new contracts and/or renewing existing contracts in order to provide timely and adequate levels of reimbursement and profitability.

    Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lag between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core therapies, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from the company's accounts receivable may not be sufficient to cover the expenses associated with its business growth.

    Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were being eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receiver better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Service Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable.

RISK FACTORS

     Coram may not be able to continue as a going concern.

     The company's ability to continue operations is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate sufficient cash from operations and/or financing arrangements to meet the company's obligations and capital asset requirements. There can be no assurances that any plan or plans of reorganization will be approved by the Bankruptcy Court or that such plan or plans of reorganization will allow the company to operate profitably. Any plan or plans of reorganization and other activity within the Bankruptcy Cases could materially change the financial condition and/or outlook of the company. Furthermore, the future availability or terms of financing arrangements cannot be determined in light of the Bankruptcy Cases and there can be no assurances that the company's available cash balances and cash flows generated from operations will be sufficient to fund the company's operations and capital asset expenditure requirements, or that other financing arrangements will not be necessary during the pendency of the Bankruptcy Cases. In addition, the company may experience difficulty in attracting and retaining patients and personnel as a result of the Bankruptcy Cases.

     Coram may not be able to maintain certain minimum required equity levels under Stark II in order to continue to accept referrals of certain patients from physicians who may own shares of CHC's common stock.

     Coram is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC's common stock. A federal law, known as Stark II, prohibits a physician from making Medicare or Medicaid referrals for certain "designated health services," including durable medical equipment, parenteral and enteral nutrition therapy and outpatient prescription drugs, equipment and supplies and home health services, to entities with which the physician or an immediate family member has a financial relationship, unless an exception to the law is available. Stark II includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. The company currently meets the public company exception for the year ending December 31, 2003 based on stockholders' equity at December 31, 2002. However, in light of the company's recurring operational losses during each of the years in the three year period ended December 31, 2002, the company's ability to maintain an appropriate level of stockholders' equity cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances, upon the referring physician. Some of these penalties can be imposed regardless of whether the company intended to violate the law. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required minimum levels, the company would be forced to cease accepting referrals of patients covered by the Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Net revenue from the Medicare and Medicaid programs accounted for approximately 25% of the company's consolidated net revenue for the year ended December 31, 2002. Therefore, ceasing to accept such referrals could materially adversely affect the company's financial condition and business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

     Coram's future profitability is not certain which could adversely affect the company's continued operations and stock price.

     Numerous factors have impacted Coram's performance and financial condition to date, including, among others: (i) ongoing pricing pressure in the infusion therapy business as a result of a shift in payer mix from private indemnity insurance to managed care and governmental payers and intense competition among infusion providers; (ii) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company; and (iii) increased competition from hospitals and physicians that have entered into risk-sharing relationships with third party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the company. There can be no assurances that the aforementioned factors will not continue to have an adverse effect on the company's financial condition and results of operations.

     The outcome of pending bankruptcy and legal proceedings could adversely affect Coram's business.

     As described in Item 3. Legal Proceedings, Coram is involved in certain legal disputes and the Debtors are currently in the Bankruptcy Cases. Although Coram intends to pursue its claims and defend itself vigorously in these matters, management cannot predict the outcome of current and future matters due to the uncertainties inherent in litigation and the bankruptcy proceedings. The company's financial condition, results of operations and liquidity may be materially adversely impacted by the outcome of its legal disputes and an approved plan or plans of reorganization submitted by the Chapter 11 trustee or another interested party.

     The outcome of the Resource Network Subsidiaries' bankruptcy proceedings and their pending liquidation, as well as, certain related litigation matters could adversely affect Coram's business, results of operations and liquidity.

     The liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company. Although no assurances can be given, after considering the R-Net Creditors' Committee's proposed plan of liquidation under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court, management does not expect that such additional cash expenditures, if any, will be material to the financial condition or cash flows of the company. See Notes 3, 4 and 14 to the company's Consolidated Financial Statements for further details.

     In November 2001, the R-Net Creditors' Committee brought an adversary proceeding in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, against the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company's principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Coram notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers. See Note 14 to the company's Consolidated Financial Statements for further details.

     Principally due to the early stages of the aforementioned Resource Network Subsidiaries' matters, the ultimate outcome thereof cannot be predicted with any degree of certainty, nor can management predict the scope and nature of any coverage that the directors and officers may have with the company's insurance carrier. Through December 31, 2002, the company incurred approximately $0.9 million in legal fees related to the R-Net Creditors' Committee litigation, including legal fees associated with indemnifications of the company's directors and officers. Management expects to incur substantial legal fees in future periods related to this matter. Unfavorable outcomes related to the aforementioned matters could have a material adverse effect on the company's business, results of operations and liquidity. Moreover, even if ultimately successful in these matters, significant and constant distractions could impair management's ability to focus on continuing business operations.

     Coram's financial position and liquidity may be adversely affected by significant costs incurred as a result of the Bankruptcy Cases.

     Management believes that the net costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2003 and thereafter. These costs principally consist of professional fees and expenses and certain pending employee retention payments. Management believes that such costs, when authorized for payment by the Chapter 11 trustee and the Bankruptcy Court, will be funded through available cash balances and cash provided by operations; however, this significant use of cash could have a material adverse effect on the company's financial position and liquidity.

     The company's leveraged financial structure, including significant liquidation preferences relating to certain CI preferred stock securities, could have a material adverse effect on the company.

     The company's leveraged financial structure, including liquidation preferences relating to the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock, which aggregated approximately $334.6 million at March 31, 2003, could (i) impede Coram's ability to borrow additional funds to meet its obligations and capital asset requirements, (ii) cause a significant dilution of CI's common stock if management were to elect to pay preferred stock dividends with CI's common stock rather than cash, (iii) adversely affect the company's ability to enter into and maintain relationships with vendors and payers and (iv) have an adverse impact on the company's ability to attract and retain key personnel.

     Coram may not be able to meet its increased cash requirements.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were to be eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardized "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that in the long-term payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's

Patient Financial Services Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding and/or unfavorable aging trends in its accounts receivable.

     Coram has experienced pressures from vendors to shorten payment terms for drugs and supplies. Noncompliance with vendor terms and conditions could result in the company losing access to necessary drugs and supplies in order to maintain or grow its present business. In addition, Coram relies on the collection of third party payments from insurance providers to pay these vendors. In connection therewith, it is imperative that the company maintain tightly controlled cash collection and billing practices. There can be no assurances that third party payers will not extend the time in which they pay Coram for its services. Any adverse changes in cash collections, either due to modifications in third party payment practices or disruptions from the closure and consolidation of Coram's reimbursement sites, would cause significant liquidity pressures on the company.

     Coram may not be able to meet its capital requirements.

     Coram is currently not party to a debtor-in-possession or similar financing arrangement and therefore is reliant upon available cash resources and cash generated from operations as its sole sources of working capital and funding for other activities, such as the upgrade of its company-wide information technology systems, infusion pump replacement programs, branch relocations and certain other cash requirements related to the company's real estate portfolio. Management believes that cash sufficient to meet its operating and capital requirements will be generated from operations and, if necessary, additional financing facilities. However, no assurances can be given that such new financing facilities can be obtained by Coram on economically viable terms and conditions or that sufficient cash flow from operations will be generated. In the event that the company is not able to obtain a financing arrangement or generate sufficient cash flows from operations to fund its current and future commitments, the company's liquidity and financial position could be materially adversely impacted.

     Coram's implementation of, and significant modifications to, its company-wide information systems could have a disruptive effect on related transaction processing, financial reporting, revenue generation, billing and cash collections and the quality of patient care.

     The CHC Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll (collectively the "Back Office") software package and related licenses were procured. All of the Back Office modules were operational before June 30, 2002, except for the human resource and payroll software modules, which are scheduled to become operational in 2003. Additionally, management is negotiating with a third party vendor for the acquisition of a software system and appropriate upgrades thereto in order to replace its billing, accounts receivable, clinical and pharmacy systems (collectively the "Front Office"). Management expects to begin substantive implementation of the Front Office modules during 2003. In addition to the cost of the Back Office software package, substantial internal and external costs have been and will continue to be incurred to implement the remaining Back Office (human resource and payroll modules) and Front Office software solutions, as well as, resolve certain residual functional issues in the Back Office modules (financial, materials management and procurement). The company also purchased certain hardware necessary to run the new information systems; however, supplemental hardware and peripheral equipment will be required in order to support the new Front Office software suites. Although management cannot readily determine the aggregate costs to implement the Back Office and Front Office solutions and resolve the remaining functional issues in the current operating environment, the company plans to manage the timing of such efforts in order to fund its current and future information system requirements, including potentially substantial supplemental consulting services, with its available cash balances and cash provided by operations. Any disruptions to transaction processing may adversely affect management's ability to report, analyze and utilize data for purposes of making proactive business decisions and complying with various financial reporting requirements.

     Management anticipates that the Front Office project will be implemented in stages, with final completion projected in early 2005. Specifically, the Front Office project involves the replacement of Coram's intake, admissions, nurse scheduling, clinical pathways, pharmacy, order entry, contract, billing and accounts receivable systems, all of which support the delivery of patient care. In order to satisfy the company's business requirements, Coram intends to purchase and highly customize a vendor software product to replace the existing Front Office systems. In order to mitigate risk, management intends to diligently define and test the new systems prior to implementation. However, no assurances can be given that the new Front Office systems will ultimately serve all of the company's business requirements or that implementation of these systems will not cause material business and operational disruptions due to, among other things, significant changes to the company's existing business rules and internal processes. In the event that there are delays and/or complications upon implementing these systems, the company's ability to maintain and improve the quality of its patient care, generate and bill revenue and collect its accounts receivable may be impaired. These circumstances could have a materially adverse effect on the company's financial position and liquidity, as well as, overall patient satisfaction during the transition to the new Front Office systems.

     Coram may be unable to respond to technological changes effectively.

     Coram's business is dependent on physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Intravenous administration is often the most appropriate method for treating chronically ill patients and is often the only way to administer proteins and biotechnology drugs. Nonetheless, technological advances in drug-delivery systems, the development of therapies that can be administered orally, such as protease inhibitors for the treatment of HIV/AIDS, and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact Coram's business.

     Coram's financial position and liquidity may be adversely affected by the outcome of current negotiations with the Internal Revenue Service (the "IRS").

     Coram entered into a proposed settlement with the IRS to resolve a dispute regarding certain tax refunds previously received by the company and management is currently negotiating payment terms with the IRS. The proposed settlement agreement has been approved by the Joint Committee of Taxation and, if approved by the Chapter 11 trustee and the Bankruptcy Court, would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $9.2 million at April 11, 2003. The federal income tax adjustments would also give rise to additional state tax liabilities. If the company is not able to negotiate an installment payment plan on favorable terms with the IRS, or if the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement amount or an installment payment plan, the financial position and liquidity of the company could be materially adversely affected. See Note 10 to the company's Consolidated Financial Statements for further details.

     Average Wholesale Price ("AWP") changes may trend in a direction that is adverse to net revenue and profitability.

     For most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the AWP of the drugs as published by commercial pricing services. For example, the Medicare program's allowable payment amount is generally 95% of the published AWP of a drug. AWP is an industry term that is typically understood to represent a suggested price for wholesale sales to pharmacies. AWP does not necessarily reflect the price paid by either pharmacies or other end user purchasers.

     In recent years, state and federal government enforcement agencies have conducted ongoing investigations of manufacturers' practices with respect to AWP in which they have suggested that "inflated" AWPs have led to excessive government payments for prescription drugs and biologicals. Several private lawsuits have also been filed against manufacturers based on similar allegations seeking recoveries on behalf of patients and private healthcare plans. As a result of these investigations, federal and state policymakers have begun to question the appropriateness of continuing to reimburse for drugs and biologicals under federal programs using AWP-based methodologies. For example, the Medicare, Medicaid and SCHIP Benefits and Improvement and Protection Act of 2000 (the "BIPA") required the General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and related services. The Secretary of the Department of Health and Human Services (the "DHHS") is required to revise the current Medicare payment methodologies for covered drugs and biologicals and related services based on the GAO's recommendations. The BIPA also placed a temporary moratorium on decreases (but not increases) in Medicare reimbursement for Part B drugs until the Secretary of the DHHS reviews the GAO report.

     The GAO released its AWP report in September 2001, which found that physicians are able to obtain Medicare-covered drugs at prices significantly below current Medicare payments. Likewise, the GAO found that wholesalers' and group purchasing organizations' prices, which would generally be available to physicians, were less than AWPs used to establish the Medicare payment for these drugs. In connection with these findings, the GAO recommended that CMS reimburse providers for Medicare Part B-covered drugs and related services at levels reflecting the provider's acquisition costs. CMS agreed that Medicare should appropriately pay for both Part B-covered drugs and the services required to furnish them, although CMS has not yet released a comprehensive plan to reform drug payments. However, in December 2002 CMS announced that it was establishing a new "single drug pricer" to correct differences among fiscal intermediaries in payment amounts for certain Medicare-covered drugs (but not including drugs billed to durable medical equipment regional carriers, such as home infusion drugs, and certain other drugs). Prior to adoption of this policy, individual fiscal intermediaries determined reimbursement rates for the applicable drugs based on 95% of the AWP that manufacturers submitted to reporting publications such as RedBook and First Data Bank. However, actual Medicare reimbursement for a particular drug varied from fiscal intermediary to fiscal intermediary because of different data sources used to determine AWP. The new unified rates became effective January 1, 2003. A number of legislative proposals to revise the Medicare payment methodology for drugs and biologicals has also been introduced in Congress, but they have not been enacted to date.

     In addition, as part of government investigations of AWP, the Department of Justice and states' attorneys general developed "revised" AWPs for a number of drugs and biologicals that are generally lower than those published by commercial services. The Medicare program proposed that these revised AWPs be used in determining Medicare reimbursement amounts, but this proposal was withdrawn in light of the BIPA provisions which are more fully described in Item
1. "Business: Government Regulation." However, according to an October 2001 report by the DHHS Office of Inspector General, approximately 30 state Medicaid programs are using the revised AWPs to establish reimbursement amounts for some of the listed drugs and biologicals in certain patient care settings.

     There can be no assurances that government or private healthcare programs will continue to reimburse for drugs and biologicals based on the current AWP-based methodologies or that future AWPs, revised AWPs or other payment methods will reflect acquisition prices available to purchasers such as the company. If government or private health insurance programs discontinue or modify the use of AWP or otherwise adopt payment reductions for drugs and biologicals, the company's profit margins may be reduced and, in many cases, be inadequate when combined with the costs of clinical services and overhead expenses associated with the delivery and administration of the drugs and biologicals. These circumstances could produce a material adverse effect on the company's overall profit margins.

     The company's revenue and profitability are subject to prices paid by third party payers.

     The company receives payment from government programs and insurance companies for the services it provides. The rates paid by these third parties cannot be controlled by the company and may not be sufficient to allow Coram to generate profits. Additionally, managed care payers and traditional indemnity insurers are increasingly requesting fee structures and other arrangements providing for the assumption by healthcare providers of all or a portion of the financial risk of providing care. The failure of third party payers to pay prices adequate to cover the company's operating expenses and the incremental costs related to risk-sharing arrangements could have a material adverse effect on the company's business, results of operations and financial condition.

     The success of Coram's business is dependent on relationships with third parties.

     The profitability of Coram's business depends in part on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third party payers, hospitals, physicians, physician groups, home health agencies, long-term care facilities, other institutional healthcare providers, insurance companies and large self-insured employers. A central feature of the company's business strategy is to improve its relationships with such third parties. There can be no assurances that the company will successfully improve and maintain such relationships or that additional relationships will be developed and maintained in existing and/or future markets. The loss of existing relationships or the failure to continue to develop and maintain ongoing relationships could have a material adverse effect on the company's business, financial condition and results of operations. See Item 7. "Business Strategy."

     Reduced reimbursement rates that Coram receives for persons covered under benefit plans funded by governmental or managed care payers could have a material adverse effect on the company's business, financial condition, results of operations and liquidity.

     Since the inception of Coram's business in 1994, it has been experiencing a shift in its payer sources from private indemnity payers to governmental and managed care payers. Private indemnity payers typically reimburse at a higher amount for a given service and provide a broader range of benefits than governmental and managed care payers. Additionally, Congress has reduced reimbursement rates applicable to certain home health and durable medical equipment services. Other legislative and regulatory proposals have also been made which, if adopted, would have the effect of reducing the amount received by Coram for its services. Moreover, intense competition among providers of healthcare services has encouraged managed care payers to continue to reduce the prices paid for services, including the services offered by Coram. Significant reductions in the reimbursement rates for products and services provided by Coram could have a material adverse effect on the company's business, financial condition, results of operations and liquidity.

     A material contract for capitated revenue is subject to renewal.

     Approximately 6.6% of the company's consolidated net revenue for the year ended December 31, 2002 related to a capitated agreement that provided services to members in the California marketplace. Additionally, Coram owns 50% of a partnership located in California that derived approximately 41.8% of its net revenue during 2002 from services provided under such capitated agreement. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited Coram, as well as a limited group of other providers, to respond to a request for proposal ("RFP") that covers the services provided exclusively by Coram and its partnership. Management believes that the payer will select a provider or providers in July 2003 and the new contract or contracts will become effective January 1, 2004. Management can provide no assurances that the company will successfully procure such contract on economic and operational terms that are favorable to the company. The loss of this capitated contract or significant modifications to the terms and conditions of the existing contract could have a materially adverse impact on the results of operations, cash flows and financial condition of the company and its partnership.

     Coram's vendor relationships are highly concentrated.

     The company maintains certain critical vendor relationships with Cardinal Health, Inc. FFF Enterprises, Inc. and Baxter Healthcare Corporation. The combined aggregate drug and supply purchases from these three vendors accounted for approximately 73% of the total activity for the year ended December 31, 2002. Although management considers its relationships with these three important vendors to be good and stable, there can be no assurances that such relationships will continue. Should any of these vendors elect not to provide drugs and supplies to the company, there would likely be a significant disruption to the company's business and the results of operations could be adversely impacted until such time as a replacement vendor could be identified. Moreover, there can be no assurances that the pricing structure that the company currently enjoys would be matched by a replacement vendor. Additionally, if the company's patient census declines, the company may be unable to meet certain volume purchasing commitments, thereby causing additional price increases on some contracts and/or breaches of other contracts that could have significant negative financial impact to the company. These circumstances could also erode the positive image that management has developed within the vendor community and adversely impact the company's ability to leverage its purchasing activity with new vendors.

     Coram may find itself unable to procure the products necessary to serve its patients.

    Availability of factor product from manufacturers can be inconsistent and is dependent on many variables, including manufacturing capacity, manufacturer regulatory compliance, donor pools, production lots, contamination, etc. If a shortage occurs, Coram may be required to purchase through the secondary or distributor market, wherein pricing may not be favorable and product availability can change significantly from day to day. During such times of shortages, prices increase dramatically with limited availability to pass these additional costs on to patients and payers. Moreover, product shortages may make it difficult for Coram to meet the needs of its patients (a single patient's requirements may, at any given time, expend what would otherwise be adequate inventory for multiple patients) and may have an adverse impact on Coram's future results of operations. The current domestic supply of factor products is meeting or exceeding demand and Coram is able to acquire adequate amounts of these products in order to meet its current and anticipated short-term patient demand. Additionally, management is taking further proactive steps to ensure a ready supply of factor products for current and future patients. However, product shortages will continue to occur due to the nature of the manufacturing and regulatory environment of these products and any disruption to the company's factor product supply chain could have a materially adverse impact on future operating results.

     Coram's business, results of operations and liquidity may be adversely affected by significant acquisition and operating costs relating to its fleet of infusion pumps.

     The principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek pole-mounted 3030 Pumps (the "3030 Pumps") and the Sabratek 6060 Homerun Pumps (the "6060 Pumps") that are used by Coram. Baxter previously discontinued production of the 3030 Pumps and, in March 2003, manufacturing of the related tubing and infusion sets necessary for repairs and operation of such pumps was also terminated, thereby substantially exhausting the company's inventory of such required supplies. In response to this inventory shortage, management has taken certain steps to ensure that patient care will not be disrupted while the company transitions to alternate tubing and infusion set sources. As a result of the company's longstanding evaluation of several pole-mounted infusion pump alternatives, including local branch comparative clinical and operational testing, management concluded that the company should replace its entire fleet of 3030 Pumps. In connection therewith, Coram entered into two agreements with B. Braun Medical, Inc. ("B. Braun") in 2003 to purchase 1,000 Vista Basic pole-mounted pumps at an aggregate cost of approximately $1.5 million. Additionally, the Chapter 11 trustee filed a motion in the Bankruptcy Court seeking approval for the company to lease an additional 1,000 Vista Basic pumps from B. Braun for an aggregate three year commitment, including related interest, of approximately $1.5 million. The Bankruptcy Court is scheduled to hear the aforementioned motion on May 1, 2003. Management is taking other actions, including, but not limited to, comprehensive employee training, to ensure a smooth transition from the 3030 Pumps to the Vista Basic pumps. However, no assurances can be provided that patient care will not be disrupted due to the pole-mounted infusion pump transition or the company's ongoing shortage of 3030 Pump tubing and infusion sets during the transition period.

     Management expects that Baxter will extend the period during which it will produce the tubing and infusion sets necessary for operation of the 6060 Pumps; however, no assurances can be given that Baxter will make such an extension. Moreover, the company's fleet of 6060 Pumps requires certain costly software and hardware upgrades and the 6060 Pumps are currently experiencing significant and recurring repairs that are not covered under warranty. Such upgrades and extensive ongoing repairs will require a substantial cash outlay by the company and would temporarily remove numerous company-owned pumps from revenue-producing activities (thereby requiring the company to lease incremental pumps on a month-to-month basis). Given the issues surrounding the 6060 pumps, management is currently evaluating several alternatives, including replacement of the entire 5,500 unit fleet. No assurances can be given that the company will develop an alternative that will be economically viable, including identification of a source of long-term financing, or meet with the approval of the Chapter 11 trustee and the Bankruptcy Court.

     Consolidation in the healthcare industry could give increased leverage to purchasers of the company's services and reduce the company's revenue and profits.

     Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing percentage of the healthcare economy. Managed care plans have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. This increased pressure may require the company to reduce its prices or forfeit existing/new business, which could have a material adverse effect on the company's business, financial condition and results of operations.

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

     Coram has experienced increased competition in its alternate site infusion therapy business from hospitals and physicians that have sought to increase the scope of services offered through their facilities or offices, including services similar to those offered by the company, and from hospitals and physicians that have entered into risk-sharing relationships with managed care organizations pursuant to which they have taken control of certain medical services, including the services offered by the company. Certain competitors in the company's marketplaces may have (i) superior financial resources, (ii) more marketing or managerial resources, (iii) greater size, (iv) greater purchasing power or (v) stronger strategic relationships with providers, referral sources (such as physicians and hospital discharge planners) and traditional indemnity and managed care payers.

     There are relatively few barriers to entry into the infusion therapy services market. Local or regional companies are currently competing in many of the markets served by the company, and others may do so in the future. Management expects its competitors to continue to improve their service offerings and price competitiveness. Management also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions, industry consolidation and the development of strategic relationships by Coram's competitors could cause a decline in revenue, loss of market acceptance of Coram's services, price competition, or make the company's services less attractive. There can be no assurances that Coram will be able to compete successfully against current or future competitors or that competitive pressures will not have material adverse effects on Coram's business, financial condition and results of operations. See Item 1. "Business: Competition" and Item 7. "Business Strategy" and "Factors Affecting Recent Operating Results" for further details.

     Coram may be unable to maintain sufficient Directors' & Officers' ("D&O") insurance, which could adversely affect its ability to retain qualified directors and officers.

     During the year ended December 31, 2002, Coram experienced significant increases in premiums related to D&O insurance, principally due to the ongoing bankruptcy proceedings and litigation matters involving directors and officers of the company. The company currently has adequate D&O coverage for the 2003 policy year and management believes that the company will be able to maintain its current level of coverage with funding and available cash balances to cover the enhanced premiums. However, in the event that the company is unable to maintain adequate D&O insurance coverage in future policy years, Coram may be unable to attract and retain qualified directors and officers, which could have a material adverse effect on the company's operations.

     Insurance may not be sufficient to cover losses from professional liability and products liability exposure.

     The services performed and products sold by Coram involve an inherent risk of professional and products liability. While the company maintains insurance consistent with industry practices, there can be no assurances that the amount of insurance currently maintained will satisfy claims made against Coram or that the company will be able to obtain insurance in the future at commercially reasonable rates or in amounts adequate to meet its needs. Coram cannot predict the effect that claims, regardless of their ultimate outcome, might have on its business or reputation or on its ability to attract and retain patients and employees.

     Coram's business may suffer if it is unable to attract and retain key personnel, including a Chief Executive Officer and President.

     Coram is substantially dependent upon the services of its key executive officers, including Allen J. Marabito, Executive Vice President, acting General Counsel and acting Corporate Secretary. Mr. Marabito's employment with the company has been continued by the Chapter 11 trustee following the expiration of his employment contract by its terms on November 29, 2002 and, in addition, Mr. Marabito has assumed the duties and responsibilities previously performed by Daniel D. Crowley (the company's former Chief Executive Officer and President), who resigned effective March 31, 2003. Mr. Marabito is currently an at will employee. The Chapter 11 trustee continues to examine other options relative to the replacement of Mr. Crowley through the ongoing reorganization process. The company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of executive personnel. However, there can be no assurances that the company will be successful in its efforts to attract and retain such personnel.

     Coram may be unable to recruit appropriate personnel, which would have a material adverse effect on its business.

     The continued successful operation of Coram's business, as well as its future growth, depends upon its ability to recruit and retain a staff of professional personnel, including licensed pharmacists and nurses. Certain parts of the United States, including certain states in which the company has operations, are currently experiencing a shortage of these licensed professionals. Coram has been affected by this shortage and management believes that its current financial position has made it more difficult for the company to recruit and retain experienced professional personnel. As a result, the company has experienced higher contract labor costs. A continued prolonged shortage of either or both of these types of professionals being available to, or interested in working with, Coram could have a material adverse effect on the company's business, results of operations and financial condition.

     Coram's common stock is subject to a high degree of risk and market volatility.

     As a result of the Bankruptcy Cases, the equity interests of the common stockholders are subject to a high degree of risk. Should a plan or plans of reorganization similar to the Second Joint Plan of reorganization be approved, the complete elimination of the equity interests of CHC could occur. See Note 3 to the company's Consolidated Financial Statements for further details.

     There has historically been and may continue to be significant volatility in the market price for CHC's common stock. Factors include, but are not limited to, the Bankruptcy Cases, actual or anticipated fluctuations in Coram's operating results, new products or services, new contracts entered into by the company or its competitors, conditions and trends in the healthcare industry, including changes in government reimbursement policies, changes in financial estimates by securities analysts, general market conditions and other factors. These factors could cause the market price of CHC's common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of healthcare companies. These broad market fluctuations may adversely affect the market price of CHC's common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company. There can be no assurances that such litigation will not occur in the future with respect to Coram. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon Coram's business, financial condition and results of operations.

     The company may be unable to expand or continue to offer SoluNet services.

     The outsourced hospital compounding business is a relatively new healthcare delivery alternative and many State Boards of Pharmacy do not have specific regulations that govern the provision of pharmacy services provided through SoluNet's delivery model. However, based on consultations with legal counsel and review of state pharmacy laws, management is not aware of any prohibitions that currently preclude the provision of these services through SoluNet's existing model. Prior to entering a new market, SoluNet works proactively with the local State Boards of Pharmacy to obtain approval from the appropriate agencies prior to the provision of services which, in some cases, may delay entry into such markets. The failure of the company's SoluNet branch locations to obtain, renew or maintain required pharmacy regulatory approvals or licenses could have a material adverse effect on SoluNet's existing hospital contracts, operations and future business prospects. Additionally, there can be no assurances that new state pharmacy laws or further review and interpretations of existing pharmacy laws will not result in determinations that could adversely affect SoluNet's ability to continue to offer its services to existing hospital customers or expand its operations into new marketplaces.

     As a result of payer contracting activities prompted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the company may not be successful in negotiating new contracts and/or renewing old contracts in order to provide timely and adequate levels of reimbursement and profitability. Additionally, the company may not be successful in fully complying with the HIPAA health information practices provisions on a timely basis.

     Certain administrative simplification provisions of HIPAA require specified healthcare entities, including the company, to only use standard medical billing code sets and make standard electronic transactions available for all billing transactions. These new provisions are currently scheduled to take effect no later than October 16, 2003. These changes are having a critical impact on the company and its market segment because no standard billing mechanisms were available to the home infusion industry until January 2002. In order to comply with these new provisions, it will be necessary for the company to renegotiate or amend a significant number of its commercial payer contracts within the next year. The standard billing code sets available under the HIPAA provisions may require that the company separate certain elements of its services, thereby resulting in possible reductions of the overall revenue that the company may earn under its payer contracts. Additionally, several large commercial payers are seeking to attain HIPAA compliance by renewing their contracts with their providers on terms and conditions that may not be favorable to the provider, bidding out their provider services through an open proposal process, terminating existing provider contracts, requiring providers to contract with a third party administrator at less favorable rates and unilaterally imposing new billing codes and fee structures on existing providers. Moreover, the company's payers may experience difficulties and/or distractions as they strive to become HIPAA compliant, thereby disrupting the company's cash collections and reimbursement activities. As a result of the aforementioned HIPAA compliance activities and payer contracting initiatives, the company may not be successful in negotiating new contracts and/or renewing existing contracts in order to provide timely and adequate levels of reimbursement and profitability. These circumstances could have a material adverse effect on Coram's business, financial condition, results of operations and liquidity.

     Additionally, although management believes that it is taking the necessary steps to fully comply with HIPAA requirements, no assurances can be given that full compliance will be achieved within the prescribed deadlines. Failure to comply with HIPAA health information practices provisions could lead to criminal penalties and civil sanctions that could have a material adverse effect on Coram's business, financial condition, results of operations and liquidity. See
Item 1. "Business: Government Regulation" for further details.

     The operation of Coram's business is subject to extensive government regulation.

     General. Coram's healthcare service business is subject to extensive and frequently changing state and federal regulations. Specifically, Coram is subject to state laws (such as certificates of need and licensure) governing and regulating several aspects of its business, including home infusion therapy services, dispensing, distributing and compounding of prescription products and home health services. Federal laws governing Coram's activities include regulation of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, the submission of claims for payment and certification of home health agencies. Coram also is subject to certain state and federal laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a prohibited financial relationship exists between a referring physician and the entity providing the service.

     New laws and regulations are enacted from time to time to regulate new and existing services and products in the home infusion and home health industries. Changes in the laws or new interpretations of existing laws could also have an adverse effect on the company's methods and costs of doing business. Furthermore, Coram's failure to comply with such laws could adversely affect its ability to open new branches or otherwise expand its existing branches and continue to provide, or receive reimbursement for, its equipment, products and services. Noncompliance could also subject Coram and its officers and employees to civil and criminal penalties. There can be no assurances that the company will not encounter such regulatory impediments or that Coram's business and results of operations would not be adversely effected in the event of noncompliance with such laws and regulations.

     Set forth below is a more detailed discussion of certain factors related to federal and state regulation of Coram and its business.

     Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs, Coram is subject to federal and state laws and regulations governing its operations, arrangements with other providers and reimbursement procedures and practices. These laws include the federal anti-kickback statute, which prohibits the payment or receipt of any form of remuneration in return for referring business or patients to providers that are reimbursed under a federal healthcare program. Violations of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, HIPAA expanded the government's fraud and abuse powers. HIPAA, among other provisions, expands the government's authority for prosecuting fraud and abuse beyond Medicare and Medicaid to all payers; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare or Medicaid participation; and enhances civil penalties by increasing the amount of allowable fines. In addition, certain provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II") prohibit referrals by physicians for designated healthcare services, including outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services, if such physician has a disqualifying investment or compensation relationship with the supplier of such services. While Coram believes it has structured its financial relationships with physicians to comply with Stark II, failure to comply with such provisions could have a material adverse effect on the company. In addition, various federal laws impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment of services or otherwise engage in false billing practices.

     Many states also have statutes prohibiting the payment or receipt of (or the offer or solicitation of) anything of value in return for, or to induce, a referral for healthcare goods or services. There are several other state statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these laws vary from state to state, are often vague and have seldom been interpreted consistently by courts and regulatory agencies. In addition, various state laws impose civil and criminal penalties against participants in Medicaid programs who make false claims for payment of services or otherwise engage in false billing practices. Private insurers and various state enforcement agencies have recently increased their scrutiny of healthcare providers' practices and claims, particularly in the home health and home medical equipment areas.

     Enforcement of federal fraud and abuse laws and regulatory scrutiny generally has increasingly focused on the home healthcare industry. There can be no assurances that Coram will not become the subject of a regulatory or other investigation/proceeding or that management's interpretations of applicable healthcare laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the company and diversion of management's time and attention. Any such challenge, whether ultimately sustained or not, could have a material adverse effect on Coram.

     Medicare Certification. Federal regulations governing the Medicare program are also applicable to Coram's home health services. These regulations include an annual review of healthcare facilities and personnel and provide criteria for coverage and reimbursement. At December 31, 2002, the company had only one location certified by Medicare to provide home health services.

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

     Permits and Licensure. Many states require licensure of companies providing home infusion therapy products and services, home healthcare services and other products and services of the type offered by Coram. Through its subsidiaries, Coram currently is licensed under state law to provide nursing services in 22 states and pharmacy services in 49 states and one Canadian province.

     Certificates of Need. Many states require companies providing home healthcare services, home infusion therapy and other services of the type offered by Coram to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately served by existing providers or for other reasons). If Coram commences operations in a state, or expands its operations in a state where it is currently operating, the company may be required to obtain a certificate of need with respect to those operations. There can be no assurances that Coram would be able to obtain required certificates of need and the failure to do so could adversely affect Coram's ability to grow its business.

     Healthcare Reform.

     The healthcare industry continues to undergo significant changes driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The impact of third party pricing pressures and low barriers to entry have dramatically reduced profit margins for healthcare providers. Continued growth in managed care and capitated plans have pressured healthcare providers to find ways of becoming more cost competitive. These circumstances have also led to consolidation of healthcare providers in the company's market areas. Coram's inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results.

     Political, economic and regulatory influences are subjecting the healthcare industry in the United States to extensive and dynamic change, and many competing proposals have been introduced in Congress and various state legislatures to reform the present healthcare system. It is possible that healthcare reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require Coram to make significant changes in the way it conducts its business. Certain aspects of healthcare reform, such as proposed reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a material adverse effect upon the company's business. Coram anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurances can be given that any such reforms will not have a material adverse effect on Coram's business, results of operations and financial condition.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the company's exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including, but not limited to, changes in interest rates and the items set forth under Item 7. "Factors Affecting Recent Operating Results."

     As of December 31, 2001, the company had outstanding long-term debt of approximately $153.6 million of which approximately $153.3 million matured on June 30, 2002 and bore interest at 9.0% per annum; however, the $153.3 million was not paid on such date and the creditors' remedies were stayed pursuant to the Bankruptcy Cases. In connection with a debt to equity exchange transaction executed on December 31, 2002, the company reduced its total long-term debt to approximately $9.3 million, including $9.0 million which was amended to mature on June 30, 2003. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 9 to the company's Consolidated Financial Statements for further details.

     The debt to equity exchange transactions described in Note 9 to the company's Consolidated Financial Statements qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors will not recognize any interest expense on the remaining Series B Notes until after confirmation of a plan or plans of reorganization by the Bankruptcy Court.

ITEM 8. FINANCIAL STATEMENTS

     The company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and financial statement schedule at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 and the Report of Independent Auditors are included in this report as indicated on the Index to Financial Statements and Schedule on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CHAPTER 11 TRUSTEE AND THE BOARD OF DIRECTORS

     On March 7, 2002, the Bankruptcy Court granted the approval of the appointment of Arlin M. Adams, Esquire as the Debtors' Chapter 11 trustee. Chapter 11 of the Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee is obligated to investigate the debtor's operations, financial condition and any other matter relevant to the formulation of a plan of reorganization. Chapter 11 of the Bankruptcy Code also provides that a Chapter 11 trustee must either file a plan of reorganization as soon as practicable or an explanation as to why he/she is unable to file a plan of reorganization. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code.

     Furthermore, Chapter 11 of the Bankruptcy Code makes a Chapter 11 trustee responsible for the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing in the presiding bankruptcy court; however, non-ordinary course actions still require the authorization of the presiding bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, the Chapter 11 trustee may retain and oversee such management group.

     After a Chapter 11 trustee is appointed, a debtor's board of directors does not retain its ordinary management powers. Accordingly, Mr. Adams has assumed the Board of Directors' management rights and responsibilities and the rights and responsibilities of all committees of the Board of Directors. Prior to the appointment of the Chapter 11 trustee, the Board of Directors met seven times during 2002. Subsequent to the appointment of Mr. Adams, the Board of Directors met one time on April 12, 2002 with respect to the company's Annual Report on Form 10-K for the year ended December 31, 2001. On May 16, 2002, the Audit Committee of the Board of Directors met with respect to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     The table below sets forth certain information concerning the Chapter 11 trustee and each member of Coram's Board of Directors as of April 11, 2003. Except as provided below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

                                                                 CHAPTER
                                                                    11
                                                                TRUSTEE OR
                                                                 DIRECTOR
            NAME                AGE      POSITION WITH CORAM      SINCE
            ----                ---      -------------------    ----------
Arlin  M. Adams...........      81    Chapter 11 Trustee          2002
Daniel D. Crowley.........      55    Former Chairman of the
                                      Board                       1999
Donald J. Amaral..........      50    Director                    1995
William J. Casey..........      58    Director                    1997
L. Peter Smith............      53    Director                    1994
Sandra R. Smoley..........      66    Director                    2000

     Arlin M. Adams, Esquire, Chapter 11 Trustee. Mr. Adams is of counsel with the law firm of Schnader Harrison Segal & Lewis LLP ("Schnader Harrison"). After beginning his career at Schnader Harrison, Mr. Adams took a temporary leave of absence to serve as Secretary of Public Welfare of the Commonwealth of Pennsylvania from 1963 to 1967. He served on the United States Court of Appeals for the Third Circuit from 1969 until 1987, when he retired and rejoined Schnader Harrison. He has a diversified litigation and appellate practice and has handled numerous complex litigation matters and is an expert in class action litigation and punitive damage matters. He is former chairman of the Trade Association Committee of the American Bar Association and a past Chancellor of the Philadelphia Bar Association.

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

     Daniel D. Crowley, Former Chairman of the Board of Directors. Mr. Crowley joined CHC as its Chairman, Chief Executive Officer and President on November 30, 1999. In addition, Mr. Crowley serves as Chairman, Chief Executive Officer and President of Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm that he established in 1997. Prior to founding DHS, Mr. Crowley served as the Chairman, Chief Executive Officer and President of Foundation Health Corporation, a post that he had served for more than five years.

     Mr. Crowley's employment contract with Coram expired by its own terms on November 29, 2002. Subsequent to that date, Mr. Crowley continued to perform his duties at the request of the Chapter 11 trustee on a basis that was consistent with his previous role within the company. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed (i) the earlier of six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or
(iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003.

     Effective August 1, 1999, Mr. Crowley and an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's debtor-in-possession financing agreement, former Senior Credit Facility and Securities Exchange Agreement, as well as, a holder of certain Coram, Inc. preferred stock equity interests, executed a three year employment agreement whereby Mr. Crowley was paid $960,000 per annum, plus the potential for performance-related bonus opportunities, equity options and fringe benefits. Such agreement was subject to automatic one year extensions unless either party provided written notice within 60 days of the original expiration date or subsequent renewal dates. The agreement further provided that the Cerberus affiliate could unilaterally terminate the arrangement at any time by written notice; however, certain severance payments would be triggered by such termination. The services rendered by Mr. Crowley included, but were not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court's denial of the Second Joint Plan of reorganization on December 21, 2001. In September 2002, Mr. Crowley formally terminated the Cerberus employment contract.

     Mr. Crowley was also the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company, which was a Cerberus affiliate portfolio investment. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the Bankruptcy Code in the Northern District of California. On December 12, 2001, such bankruptcy court approved the sale of substantially all of the assets of Winterland to Signatures Network, Inc. Since that date, Winterland has been liquidated and Mr. Crowley is no longer a director or officer of the company.

     In February 2001, the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against Mr. Crowley, Cerberus, Cerberus Capital Management, L.P., Cerberus Associates, L.L.C., Craig Court, Inc. and Stephen A. Feinberg, a principal at Cerberus and a former member of CHC's Board of Directors (all of the aforementioned corporate entities being parties to certain of the company's debt agreements or affiliates of such entities). The Equity Committee's proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee's motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court and named several additional potential defendants. On February 12,

2002, in connection with the authorization for a Chapter 11 trustee, the Bankruptcy Court denied the renewed motion without prejudice.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs, (ii) terminate all consulting arrangements between DHS and the Debtors,
(iii) substantially terminate all future payments to Mr. Crowley and DHS and
(iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     Donald J. Amaral, Director. Mr. Amaral served as Chairman of CHC's Board of Directors from September 1997 until November 30, 1999. Mr. Amaral has served as a director of the company since October 1995, Chief Executive Officer of the company from October 1995 through April 23, 1999 and October 22, 1999 through November 30, 1999, and as President from October 1995 through December 1997. Previously, he was President and Chief Operating Officer of OrNda Healthcorp ("OrNda") from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. ("Summit") from October 1989 to April 1994, including President and Chief Executive Officer between October 1991 and April 1994. Summit was merged into OrNda in April 1994.

     William J. Casey, Director. Mr. Casey has served as a director of Coram since September 1997. Since 1983, Mr. Casey has served as a consultant in the healthcare industry, specializing in hospital management evaluation, hospital planning, managed care contracting and turnaround services. From 1986 to 1997, Mr. Casey also served as Contract Administrator for Emergency Department Physicians' Medical Group, Inc. and its affiliated medical groups, which provide physician services to non-governmental facilities. In addition, from 1988 to 1997, Mr. Casey served as Contract Administrator for NP Medical Group, Inc., which provides physician services to government facilities. Mr. Casey also serves as a director of TriCounties Bank.

     L. Peter Smith, Director. Mr. Smith has served as a director of Coram since July 1994. Between November 1993 and July 1994, Mr. Smith was a director of Medisys, Inc. (one of the companies that joined together in 1994 to form Coram). Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys, Inc. in December 1992. Mr. Smith was formerly the Chief Executive Officer and Chairman of the Board of Directors of CorSolutions Medical, Inc. (formerly Ralin Medical, Inc.), a company specializing in cardiac disease management. Mr. Smith also serves on the Board of Directors of Matrix, Inc. and AMSYS, Inc. Mr. Smith previously served on the Board of Directors of Gateway, Inc. Additionally, Mr. Smith previously served on the Board of Directors of Sabratek Corporation from October 1992 through August 1999. Sabratek Corporation filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, the assets and certain liabilities of Sabratek Corporation's Device Business were acquired by Baxter Healthcare Corporation. On April 19, 2001, the Bankruptcy Court confirmed Sabratek Corporation's Second Amended Joint Plan of Liquidation and, in connection therewith, liquidation proceedings are ongoing.

     Sandra R. Smoley, Director. Ms. Smoley was elected to Coram's Board of Directors on February 10, 2000. Ms. Smoley is the Chairperson and Chief Executive Officer of The Sandy Smoley Group, a healthcare and state and local government consulting firm based in Sacramento, California. From October 1993 to December 1999, she served as Secretary of the California Health and Welfare Agency. From January 1993 to October 1993, Ms. Smoley was Secretary of California's State and Consumer Services Agency.

     Resource Network Subsidiaries Litigation. In November 2001, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "R-Net Creditors' Committee") brought an adversary proceeding in the Bankruptcy Court both on its own behalf and as assignee for causes of action that may belong to Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries") against, among other defendants, Messrs. Amaral and Smith, as well as the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company's principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Messrs. Amaral and Smith have indicated through legal counsel that they intend to vigorously defend themselves in this complaint. Coram notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its directors. Management cannot predict the outcome of this case nor can it predict the amount of any recoveries that the company may ultimately receive from its insurance carrier. See Note 14 in the company's Consolidated Financial Statements for further details.

     Board of Directors Committees. The members of the Compensation Committee of CHC's Board of Directors are Messrs. Amaral and Smith. The members of the Audit Committee are Mr. Crowley, until his resignation effective March 31, 2003, Mr. Casey and Ms.

Smoley. Prior to the appointment of the Chapter 11 trustee, the Board of Directors met seven times during 2002. Subsequent to the appointment of Mr. Adams, the Board of Directors met one time on April 12, 2002 with respect to the company's Annual Report on Form 10-K for the year ended December 31, 2001. On May 16, 2002, the Audit Committee of the Board of Directors met with respect to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. The Chapter 11 trustee has assumed all committee rights and responsibilities, including that of the Audit Committee, as part of his overall duties and responsibilities. The Chapter 11 trustee held meetings, as the Audit Committee, with management and the company's independent auditors on August 16, 2002 and November 15, 2002 with respect to the company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002, respectively.

     Stipulation Agreements. Effective March 6, 2003, Messrs. Amaral, Casey, Crowley and Smith and Ms. Smoley individually entered into stipulation agreements with the Chapter 11 trustee whereby the Chapter 11 trustee undertook to temporarily withhold commencement of proceedings for the recovery of certain potentially preferential payments made to these members of the Board of Directors in exchange for waivers of the expiration of any statutory time limitation as a defense against the commencement of such proceedings. DHS entered into a similar stipulation agreement with the Chapter 11 trustee.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of April 11, 2003 concerning each of the executive officers of Coram, who serve at the pleasure of the Board of Directors and, subsequent to his appointment on March 7, 2002, the Chapter 11 trustee. Biographical information with respect to Daniel D. Crowley is set forth under the caption "Chapter 11 Trustee and the Board of Directors" above.

           NAME             AGE               POSITION(s) WITH CORAM
           ----             ---               ----------------------
Daniel D. Crowley.......    55    Former Chairman of the Board of Directors,
                                    Chief Executive Officer and President
Allen J. Marabito.......    56    Executive Vice President, Acting General
                                    Counsel and Acting Corporate Secretary
Scott R. Danitz.........    45    Senior Vice President, Chief Financial Officer
                                    and Treasurer
Michael A. Saracco......    55    President, Specialty Services Division and
                                    President and Chief Operating Officer of SoluNet LLC
Deborah M. Meyer........    45    Senior Vice President, Field Sales

     Allen J. Marabito joined Coram on November 30, 1999 as Executive Vice President. Effective January 15, 2002, Mr. Marabito also assumed the responsibilities of Coram's acting General Counsel and acting Corporate Secretary. Additionally, effective April 1, 2003, Mr. Marabito assumed the duties and responsibilities previously performed by Mr. Crowley. From 1997 to 1999, Mr. Marabito was in private law practice and Senior Vice President with DHS. From 1991 to 1997, he served as Senior Vice President, Secretary and General Counsel of Foundation Health Corporation.

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

     Michael A. Saracco has served the company in several positions and, since July 2002, he has been serving as President, Specialty Services Division. In this capacity, Mr. Saracco leads the strategic planning, program development and marketing programs that support national sales efforts promoting the company's core infusion therapies and clinical research activities. From November 2000 through July 2002, Mr. Saracco served the company in the capacity of Senior Vice President, Specialty Products Division. Mr. Saracco also currently serves as President and Chief Operating Officer of the company's wholly-owned subsidiary, SoluNet LLC, which was organized in November 2002. Prior to joining the company, Mr. Saracco served as Director of Sales and General Manager of Caremark, Inc., the net assets of which were acquired by the company in April 1995.

     Deborah M. Meyer has served the company in several positions and is currently serving as Senior Vice President, Field Sales, wherein she leads the company's national field sales efforts. Previously, Ms. Meyer held various positions, including General Manager, with Medisys, Inc., which was one of the companies that merged together to create Coram in 1994. Prior to working for Medisys, Inc., Ms. Meyer held supervisory and clinical nursing positions in several hospitals and healthcare organizations.

     As noted above under the caption "Chapter 11 Trustee and the Board of Directors," in November 2001, the R-Net Creditors' Committee brought an adversary proceeding in the Bankruptcy Court both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries against, among other defendants, Mr. Danitz. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings in connection with the operation and corporate structure of the Resource Network Subsidiaries. Mr. Danitz has indicated through legal counsel that he intends to vigorously defend himself in this complaint. Coram notified its insurance carrier of the complaint and intends to avail itself of any appropriate insurance coverage for its executive officers. Management cannot predict the outcome of this case nor can it predict the amount of any recoveries that the company may ultimately receive from its insurance carrier. See Note 14 in the company's Consolidated Financial Statements for further details.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires Coram's directors, executive officers and persons who beneficially own greater than 10% of a registered class of Coram's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely upon its review of copies of the Section 16 reports that Coram received and written representations from certain reporting persons, management believes that during the year ended December 31, 2002 all of its directors, executive officers and greater than 10% beneficial owners were in compliance with these filing requirements, except as discussed in the following sentence. Michael A. Saracco and Deborah M. Meyer failed to file their Forms 3 during the year ended December 31, 2002 but subsequently filed such information with the Commission in April 2003.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF CHAPTER 11 TRUSTEE AND OTHERS

     Administrative Fees. All fees and expense reimbursements payable to Mr. Adams in his capacity as the Debtors' Chapter 11 trustee constitute administrative fees subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors. Such fees are based upon a rate per hour approved by the Bankruptcy Court. Through April 11, 2003, the Bankruptcy Court has authorized payments to Mr. Adams for fees in the amount of $64,778 and reimbursable expenses in the amount of $2,196, which cover the period from March 7, 2002 (the date of his appointment) through November, 30 2002. Of this amount, $54,018 was paid during 2002 and $12,956 was paid subsequent to December 31, 2002.

     Payments to Party Related to Mr. Adams. Mr. Adams is of counsel with the law firm Schnader Harrison. Such law firm was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors. Through April 11, 2003, Schnader Harrison has submitted to the Bankruptcy Court fees aggregating $1,143,233 and reimbursable expenses aggregating $36,974, which cover the period March 7, 2002 through November 25, 2002. Of this amount, $830,717 was paid during 2002 and $175,934 was paid subsequent to December 31, 2002.

COMPENSATION OF DIRECTORS

     Fees for Board Service. Under current company policy, non-employee directors earn $2,000 for each Board of Directors' meeting attended in person and $750 for each Board of Directors' meeting attended by telephone conference call. No compensation is earned for participating at meetings of committees of the Board of Directors. Employee directors earn no additional compensation for service as a director. All directors are entitled to reimbursement for expenses incurred in connection with attending meetings of the Board of Directors or committees thereof. Compensation for participation on the Board of Directors was at the discretion of the Board of Directors until March 7, 2002. Effective on such date, the Chapter 11 trustee was appointed by the Bankruptcy Court and compensation for participation on the Board of Directors, if applicable, is at the discretion of the Chapter 11 trustee. Effective April 1, 2000, the Board of Directors adopted resolutions approving an annual retainer of $12,000 (payable quarterly) for each non-employee director; however, only payments relative to the quarter ended March 31, 2002 were made during 2002.

     Prior to the appointment of the Chapter 11 trustee, there were seven Board of Directors' meetings. After the appointment of the Chapter 11 trustee, there was one Board of Directors Meeting and one Audit Committee meeting. Due to the Debtors' bankruptcy proceedings, certain amounts payable to members of the Board of Directors have been stayed and, in connection therewith, such members have filed proofs of claims against the Debtors' bankruptcy estates.

     Mr. Crowley, the only director who was also an employee, received no additional compensation for service on the Board of Directors. As indicated in
Item 10. "Directors and Executive Officers of the Registrant," Mr. Crowley resigned from the company effective March, 31, 2003. In addition to reimbursement for out-of-pocket expenses relating to meeting attendance, non-employee directors of Coram earned the following compensation for Board of Directors' meetings during the year ended December 31, 2002:

      Donald J. Amaral........................................    $     10,250
      William J. Casey........................................          10,250
      L. Peter Smith..........................................           6,000
      Sandra R. Smoley........................................          10,250

     Outside Directors' Automatic Option Grant Program. Non-employee members of the Board of Directors participate in the Automatic Option Grant Program in effect under Coram's 1994 Stock Option Plan. On the date of each annual meeting of CHC's stockholders, each individual who will continue to serve as a non-employee member of the Board of Directors receives a non-statutory stock option to purchase 2,500 shares of CHC common stock at an exercise price equal to the fair market value of CHC's common stock on the automatic option grant date. Due to the absence of an annual meeting of CHC's stockholders during the year ended December 31, 2002, no stock options were granted pursuant to the Automatic Option Grant Program. Additionally, each non-employee member of the Board of Directors, upon being newly appointed or elected to CHC's Board of Directors, is automatically granted, at the time of such initial election or appointment, a non-statutory option to purchase 75,000 shares of CHC's common stock. No stock options were granted pursuant to this program during the year ended December 31, 2002.

     With regard to the stock options for both the newly appointed/elected Board of Director members and the continuing Board of Director members, each option is immediately exercisable for all of the option shares. However, any shares purchased under the option will be subject to repurchase by CHC at the original exercise price paid per share upon the optionee's cessation of service prior to the vesting of such shares. The optionee's option shares vest in a series of equal monthly installments over twelve months of Board of Directors' service measured from the automatic option grant date. The shares subject to each automatic option grant under the Coram 1994 Stock Option Plan vest in full upon
(i) the optionee's cessation of Board of Directors' service due to death or disability, (ii) an acquisition of CHC by merger or asset sale or (iii) a change in control of CHC. As of April 11, 2003, all stock options granted to members of the Board of Directors under the Automatic Option Grant Program are fully vested.

     Each automatic option granted to a non-employee member of the Board of Directors includes a limited stock appreciation right which allows the optionee, upon the successful completion of a hostile tender offer for more than 50% of CHC's outstanding securities, to surrender that option to CHC, in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of CHC common stock paid in the tender offer, less the exercise price payable per share.

     Mr. Richard A. Fink was a director of CHC from July 1994 until he resigned from the Board of Directors on February 10, 2000. Following Mr. Fink's resignation, the Board of Directors granted-his request to amend his stock option agreement, dated September 9, 1998, pursuant to which Mr. Fink was granted options to purchase 75,000 shares of CHC's common stock at $1.6875 per share. Under the amendment, all such options became immediately exercisable and can be exercised at any time through the stated maximum option expiration date of September 9, 2008.

     The Second Joint Plan of reorganization, confirmation of which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all options to purchase CHC's common stock because Coram Healthcare Corporation would have been dissolved as soon as practicable after the effective date of the plan of reorganization and all equity interests therein would have been completely eliminated. Another plan or plans proposed by the Chapter 11 trustee or other interested parties may have a similar effect; however, appropriate approvals thereof in accordance with Chapter 11 of the Bankruptcy Code would be required.

     CHC entered into indemnification agreements with each of its directors and executive officers that would require CHC to provide indemnification to each such person in certain circumstances for claims made against them in connection with their service on behalf of CHC.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual and long-term compensation earned by the former Chief Executive Officer and the four most highly compensated executive officers of the company (other than such former Chief Executive Officer) during the year ended December 31, 2002 (collectively the "Named Executive Officers") for services rendered in all capacities to the company and its subsidiaries for each year in the three year period ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                                           LONG-TERM
                                                                                                          COMPENSATION
                                                                           ANNUAL COMPENSATION               AWARDS
                                                                 --------------------------------------  -------------
                                                                                         OTHER ANNUAL      NUMBER OF     ALL OTHER
            NAME AND PRINCIPAL POSITION (1)              YEAR    SALARY       BONUS    COMPENSATION (2)  STOCK OPTIONS COMPENSATION
            -------------------------------              ----    ------       -----    ----------------  ------------- ------------
Daniel D. Crowley (3)                                    2002   $ 650,000  $      --     $   243,798              --     $   27,500
   Former Director and Chairman of the Board,            2001     650,000         --         170,643              --         50,000
     Chief Executive Officer and President               2000     650,000         --         168,070              --         50,000

Allen J. Marabito (4)                                    2002   $ 351,713  $ 200,000     $   108,776              --     $   19,141
   Executive Vice President, Acting General Counsel      2001     348,462    930,000          92,244              --        173,654
     and Acting Corporate Secretary                      2000     310,000         --         100,768              --         23,846

Scott R. Danitz (5)                                      2002   $ 250,000  $  90,025     $    22,100              --     $   25,960
   Senior Vice President, Chief                          2001     248,077    245,000          22,100              --         65,385
     Financial Officer and Treasurer                     2000     192,308         --              --          50,000         70,405

Michael A. Saracco (6)                                   2002   $ 266,923  $  91,224     $     4,800              --     $   20,740
   President, Specialty Services Division and President  2001     239,423     91,250           4,800              --         50,903
      and Chief Operating Officer of SoluNet LLC         2000     205,000         --           4,800          40,000         56,972

Deborah M. Meyer (7)                                     2002   $ 248,462  $  89,424     $     4,800              --     $    5,910
   Senior Vice President, Field Sales                    2001     239,615    172,975           4,800              --         52,288
                                                         2000     205,769      3,035          23,967          50,000         59,366

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees under the Debtors' Key Employee Retention Plan ("KERP"). The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 (the "First KERP Installment") and (ii) December 31, 2001 (the "Second KERP Installment"). Due to events that delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the First KERP Installment to all participating individuals, except for Messrs. Crowley and Marabito, and such payments were made on March 15, 2001. The First KERP Installment amounts paid in March 2001 are included in the above table as "All Other Compensation" for the year ended December 31, 2000. In January 2002, the Debtors requested permission from the Bankruptcy Court to pay the remaining portion of the First KERP Installment of $400,000 for Mr. Crowley and $75,000 for Mr. Marabito and the full amount of the Second KERP Installment. Principally due to the then pending appointment of a Chapter 1l trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motion insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to Mr. Crowley because such payments were disputed by the Equity Committee. The Second KERP Installment amounts were paid on March 25, 2002 and are included in the above table as "All Other Compensation" for the year ended December 31, 2001.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other bonus payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). In connection therewith, the company is scheduled to pay approximately $1.8 million to the eligible participants in April 2003. Under the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. The entire

Branch Incentive Compensation amount was due and payable to the eligible participants upon approval of the 2003 KERP by the Bankruptcy Court. No amounts for the 2003 KERP are included in the above table as such amounts remain subject to each of the participant's continued employment during 2003.

     The company also sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally cash collections and earnings from continuing operations before interest expense, taxes, depreciation and amortization and other non-recurring items ("EBITDA")), as well as, individual performance targets and objectives.

     On March 20, 2001, the Compensation Committee of CHC's Board of Directors approved an overall award of approximately $13.6 million for those individuals participating in the MIP during the year ended December 31, 2000 (the "2000 MIP"). On September 10, 2001, the Bankruptcy Court approved the payment of the 2000 MIP amounts to all participating individuals, except Mr. Crowley. Amounts paid during 2001 to the Named Executive Officers relating to the 2000 MIP are reflected in the table above as 2001 bonuses.

     On March 31, 2001, CHC's Compensation Committee also approved a management incentive program for the year ended December 31, 2001 (the "2001 MIP"). Under the terms of the 2001 MIP, participants thereunder were authorized to receive an aggregate payment of up to $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002, the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with Mr. Crowley and Mr. Marabito: (i) not to request any 2001 MIP payment to Mr. Crowley and (ii) to request the payment of $200,000 of the 2001 MIP amount to which Mr. Marabito was otherwise entitled. The Bankruptcy Court's order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors' previous motion requesting permission to pay the remaining amounts under the First KERP Installment and (iii) preserved Messrs. Crowley's and Marabito's rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization.

     Amounts paid during 2002 to the Named Executive Officers relating to the 2001 MIP are reflected in the above table as 2002 bonuses.

(1) See information above under the captions "Chapter 11 Trustee and the Board of Directors" and "Executive Officers" for employment history.

(2) Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual's annual salary and bonus reported for such individual for the year presented. The perquisites exceeding 25% of the total perquisites for the Named Executive Officers include (i) $3,600 per month for corporate housing, the annual premium for a company sponsored $1.0 million life insurance policy with Mr. Crowley's designee as the beneficiary and an auto allowance of $l,800 per month for Mr. Crowley, (ii) $3,500 per month for corporate housing and an auto allowance of $1,000 per month for Mr. Marabito, (iii) an auto allowance of $900 per month for Mr. Danitz, (iv) auto allowances of $400 per month for each Mr. Saracco and Ms. Meyer and (v) relocation expense reimbursements of $19,167 for Ms. Meyer in 2000. The aforementioned corporate housing and auto allowances for Messrs. Crowley, Marabito and Danitz, as well as certain commutation expenses for Mr. Marabito, are subject to customary tax gross-up adjustments. Such adjustments are included in the "Other Annual Compensation" amounts.

(3) Mr. Crowley participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregates $800,000. Mr. Crowley's allocated MIP amount for the year ended December 31, 2000 is approximately $10.8 million, subject to Chapter 11 trustee and Bankruptcy Court approval. In connection with the Debtors' filing of the Second Joint Plan of reorganization, Mr. Crowley voluntarily offered to accept the lesser amount of $5.9 million in lieu of his full 2000 MIP amount, contingent on the confirmation and consummation of the Second Joint Plan of reorganization; however, such plan of reorganization was denied by the Bankruptcy Court on December 21, 2001.

         Pursuant to the terms and conditions of Mr. Crowley's employment contract, which expired by its own terms on November 29, 2002, Mr. Crowley is entitled to incentive compensation of $1.95 million and $1.0 million for the years ended December

         31, 2002 and 2001, respectively, based on the company's overall financial performance. Such amounts have not been authorized or approved by the Chapter 11 trustee or the Bankruptcy Court.

         Effective August 2, 2000, CHC's Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the December 29, 2000 debt to preferred stock conversion discussed in Notes 3 and 9 to the company's Consolidated Financial Statements, the company recorded a $1.8 million success bonus expense for the year ended December 31, 2000. Such success bonus will not to be payable until such time as a plan or plans of reorganization are fully approved by the Bankruptcy Court. Payment of this award may require further approval by the Chapter 11 trustee and the Bankruptcy Court.

         None of the aforementioned incentive compensation, success or other bonuses for Mr. Crowley are included in the above table.

         Mr. Crowley owns DHS, a management consulting and investment company from which Coram purchased services. For the years ended December 31, 2002, 2001 and 2000, the company paid approximately $0.3 million, $0.3 million and $0.7 million, respectively, to DHS for related consulting services and reimbursable expenses (such payments to DHS are not included in the table above). The terms and conditions of the underlying consulting agreement were approved by CHC's Board of Directors when Mr. Crowley was hired by Coram. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. DHS continues to bill Coram the actual costs it attributes to the DHS Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. Such reimbursements generally do not include any element of profit for DHS.

         On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs, (ii) terminate all consulting arrangements between DHS and the Debtors, (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

(4) Mr. Marabito participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments, aggregating $150,000, was paid on March 25, 2002. Mr. Marabito's allocated 2000 MIP amount of $930,000 was paid in September 2001. Mr. Marabito and the Chapter 11 trustee agreed to the interim payment of $200,000 of Mr. Marabito's allocated 2001 MIP amount, which totaled $540,000. This partial 2001 MIP payment was made on or about September 16, 2002. Pursuant to the terms and conditions of Mr. Marabito's employment contract, which expired by its own terms on November 29, 2002, Mr. Marabito is entitled to incentive compensation of $1.05 million for the year ended December 31, 2002 (the "2002 Incentive Compensation") based on the company's overall financial performance. The 2002 Incentive Compensation, as well as the remaining 2001 MIP balance, have not been authorized or approved by the Chapter 11 trustee or the Bankruptcy Court. However, Mr. Marabito will be entitled to a 2003 KERP allocation of $380,000 if he agrees to waive a portion of his 2002 Incentive Compensation in an amount equal to or greater than his 2003 KERP allocation.

(5) Mr. Danitz participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregated $100,000 (paid in two equal amounts on March 15, 2001 and on March 25, 2002). Mr. Danitz's allocated 2000 MIP amount of $245,000 was paid in September 2001 and his allocated 2001 MIP amount of $90,025 was paid on or about September 16, 2002. Mr. Danitz's allocated 2003 KERP amount is $150,000.

(6) Mr. Saracco participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments aggregated $80,000 (paid in two equal amounts on March 15, 2001 and on March 25, 2002). Mr. Saracco's allocated 2000 MIP amount of $91,250 was paid in September 2001 and his allocated 2001 MIP amount of $91,224 was paid on or about September 16, 2002. Mr. Saracco's allocated 2003 KERP amount is $200,000.

(7) Ms. Meyer participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, her allocated amount under the First and Second KERP Installments aggregated $80,000 (paid in two equal amounts on March 15, 2001 and on March 25, 2002). Ms. Meyer's allocated 2000 MIP amount of $172,975 was paid in September 2001 and her allocated 2001 MIP amount of $89,424 was paid on or about September 16, 2002. Ms. Meyer's allocated 2003 KERP amount is $200,000.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock options or stock appreciation rights granted to any Named Executive Officers during the year ended December 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The table below sets forth information concerning the outstanding stock options held by each of the Named Executive Officers at December 31, 2002. No stock appreciation rights were held by the Named Executive Officers as of such date. No stock options or stock appreciation rights were exercised by the Named Executive Officers during the year ended December 31, 2002.

                                     NUMBER OF UNEXERCISED                 IN-THE-MONEY
                                           OPTIONS AT                       OPTIONS AT
                                       DECEMBER 31, 2002               DECEMBER 31, 2002 (1)
                                  ----------------------------     ------------------------------
                   NAME           EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
                   ----           -----------    -------------     -----------      -------------
    Daniel D. Crowley ........     1,000,000              --            --               --
    Allen J. Marabito ........       500,000              --            --               --
    Scott R. Danitz ..........        78,333          16,667            --               --
    Michael A. Saracco .......       123,332          16,668            --               --
    Deborah M. Meyer .........       129,583          20,417            --               --

(1) Whether an option is "in-the-money" is determined by subtracting the exercise price of the option from the closing price for CHC's common stock on December 31, 2002 ($0.62 per share) from the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. If the closing price for CHC's common stock on December 31, 2002 is greater than the exercise price of the option, the option is "in-the-money." For the purpose of such calculation, the market price per share is the applicable market price as of December 31, 2002 and does not reflect market price changes subsequent to December 31, 2002.

     Shares subject to options granted to the company's Named Executive Officers under the 1994 Stock Option Plan will immediately vest in full upon (i) an acquisition of the company by merger or asset sale in which such options are not assumed by the acquiring entity or (ii) if such options are so assumed, the subsequent involuntary termination of the optionee's employment within eighteen months following such acquisition.

     In addition, prior to the appointment of the Chapter 11 trustee, the Compensation Committee of the Board of Directors, as the 1994 Stock Option Plan administrator, had the authority to provide for the accelerated vesting of the shares of CHC's common stock subject to outstanding options held by the company's executive officers. Similarly, the Compensation Committee could have accelerated vesting of any unvested shares actually held by those individuals under the 1994 Stock Option Plan in connection with a hostile takeover of the company effected through a successful tender offer for more than 50% of the company's outstanding securities, or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board of Director membership, or in the event such individual's employment were involuntarily terminated following such hostile takeover.

     The Debtors' Second Joint Plan of reorganization, confirmation of which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all options to purchase CHC's common stock because Coram Healthcare Corporation would have been dissolved as soon as practicable after the effective date of the plan of reorganization and all equity interests therein would have been completely eliminated. Another plan or plans of reorganization proposed by the Chapter 11 trustee or other interested parties may have a similar effect; however, appropriate approvals thereof in accordance with Chapter 11 of the Bankruptcy Code would be required.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     The company has entered into employment agreements with its Named Executive Officers as described below.

     Daniel D. Crowley. Effective November 30, 1999, Coram entered into an employment agreement with Mr. Crowley for a three year term commencing on such date. The agreement provided for two automatic one year renewals after the completion of the initial three year term Mr. Crowley elected not to renew the agreement, which then expired by its own terms on November 29, 2002; however, the Chapter 11 trustee and Mr. Crowley agreed extend his employment thereafter in order to continue their discussions and negotiations regarding what Mr. Crowley's role would be with the company. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed (i) the earlier of six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as he had previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003. During the period from November 30, 2002 through March 31, 2003, Mr. Crowley remained an at will employee and continued to function on a basis consistent with his previous role with the company. During such period, Mr. Crowley received compensation under terms and conditions identical to those of his expired employment agreement, which is summarized below (except that no arrangements were made for a bonus or other form of incentive compensation).

     Under the expired employment agreement and related amendments, Mr. Crowley served as Chairman of the Board of Directors, President and Chief Executive Officer of the company. He received a base salary of $650,000 per year and a contractual claim to receive performance bonuses, which were characterized as
(i) an EBITDA bonus (a component of the company's Management Incentive Plan) and
(ii) a refinancing success bonus. The EBITDA bonus generally provided incentive compensation by measuring operating results (EBITDA) against target EBITDA. Pursuant to the second amendment to Mr. Crowley's employment agreement, dated April 6, 2000, such EBITDA bonus for the year ended December 31, 2000 utilized a two-tier methodology whereby Mr. Crowley received the sum of (i) 25% of the company's EBITDA in excess of $14 million and (ii) a one-time $5 million enhanced bonus, which could be shared with other individuals as designated by Mr. Crowley, if the company's EBITDA exceeded $35 million. The refinancing success bonus provides for a $1.8 million award upon confirmation of the Debtors' plan or plans of reorganization, if the plan or plans included a refinancing component. A refinancing, as contemplated by the third amendment to the employment agreement, dated August 2, 2000, was defined as a transaction or series of related transactions approved by the Board of Directors that converted some or all of the company's principal debt instruments into new debt instruments and/or equity securities (common or preferred). The company's principal debt instruments were further defined to be those under the Securities Exchange Agreement and the Senior Credit Facility (see Note 9 to the company's Consolidated Financial Statements for further details). In March 2001, the Compensation Committee and the Board of Directors authorized a fourth amendment to Mr. Crowley's employment agreement for the years ending December 31, 2001, 2002 and thereafter. The fourth amendment returned Mr. Crowley's ongoing performance bonus arrangement to that set forth in his November 30, 1999 employment agreement wherein he was to receive a performance bonus between 60% and 300% of his base salary, if the company's annual EBITDA exceeded the EBITDA target. However, the fourth amendment was not approved by the Chapter 11 trustee, nor was it submitted to the Bankruptcy Court for approval. Additionally, the terms and conditions of his expired employment agreement provided that Mr. Crowley was also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merged with or was acquired by another company.

     Under the expired employment agreement, Mr. Crowley was also granted options to purchase one million shares of CHC's common stock at an exercise price of $0.75 per share (the stock price on November 29, 1999). The options vested and became exercisable in three equal annual installments upon Mr. Crowley's completion of each year of service. While these options had an original life of ten years, they are now expected to expire 90 days after Mr. Crowley's separation date of March 31, 2003. Mr. Crowley also received four weeks of vacation, an automobile allowance in the amount of $1,800 per month, a tax preparation fee allowance, corporate housing in Denver, a company sponsored $1.0 million life insurance policy with Mr. Crowley's designee as the beneficiary thereunder and certain customary income tax gross-up adjustments. Mr. Crowley was also eligible to participate in the company's health, dental, medical, group life insurance and similar welfare benefit plans. As part of his employment agreement, Mr. Crowley agreed that during the term of his employment with the company, and for one year thereafter, in the event of his resignation or termination for cause, he would not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Crowley may not solicit the company's employees, customers or suppliers during the term of his employment with the company and for one year thereafter.

     The expired employment agreement also provided that if Mr. Crowley's duties were substantially altered, if his employment was terminated by the company other than for cause, or if he voluntarily terminated his employment in the event that the company failed to comply with any material provision of his employment agreement, then Mr. Crowley would have been entitled to receive his base salary, automobile allowance and all available bonuses otherwise payable pursuant to the employment agreement for a period of three years from the date of separation. Additionally, during such three year period, Mr. Crowley would have retained his eligibility to participate in the company's health, dental, medical, group life and similar welfare benefit plans, as well as, the aforementioned company sponsored $1.0 million life insurance policy.

     Allen J. Marabito. Effective November 30, 1999, Coram entered into an employment agreement with Mr. Marabito, for a three year term commencing on such date. Since the agreement's expiration by its own terms on November 29, 2002, Mr. Marabito has continued to function on a basis consistent with his previous role but, effective April 1, 2003, he also assumed the duties and responsibilities previously performed by Mr. Crowley as the Chief Executive Officer and President of the company. Mr. Marabito's employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. Mr. Marabito will be entitled to a 2003 KERP allocation of $380,000 if he agrees to waive a portion of his 2002 Incentive Compensation in an amount equal to or greater than his 2003 KERP allocation.

     Under the expired employment agreement and related amendment, Mr. Marabito served as CHC's Executive Vice President. He received a base salary, subject to annual merit adjustments, and the right to receive a performance bonus between 60% and 300% of his base salary, if the company's annual EBITDA exceeded the EBITDA target. He was also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merged with or was acquired by another company.

     If Mr. Marabito's employment was terminated by the company other than for cause, or if he voluntarily terminated his employment in the event that the company failed to comply with any material provision of his employment agreement, then Mr. Marabito would have been entitled to receive his base salary through the longer of (i) the remaining term of the agreement or (ii) twenty four months, plus the EBITDA target bonuses during such period. Additionally, during such period, Mr. Marabito would have retained his eligibility to participate in the company's health, dental, medical, group life and similar welfare benefit plans. Under the expired employment agreement, Mr. Marabito was also granted options to purchase 500,000 shares of CHC's common stock at an exercise price of $0.8125 per share (the stock price on December 17, 1999). The options vested and became exercisable in three equal annual installments upon Mr. Marabito's completion of each year of service. The vested options are scheduled to expire on November 30, 2009, subject to Mr. Marabito's continued employment with the company. If Mr. Marabito were to terminate his employment with the company, such options would expire 90 days from his separation date. Pursuant to the expired employment agreement, Mr. Marabito also received four weeks of vacation, an automobile allowance in the amount of $1,000 per month, a tax preparation fee allowance, corporate housing in Denver and certain customary income tax gross-up adjustments. Mr. Marabito was also eligible to participate in the company's health, dental, medical, group life insurance and similar welfare benefit plans. As part of his employment agreement, Mr. Marabito agreed that during the term of his employment with the company, and for one year thereafter, he would not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Marabito may not solicit the company's employees, customers or suppliers during the term of his employment with the company and for one year thereafter.

     Scott R. Danitz. Effective August 1, 2000, Coram entered into an employment agreement with Mr. Danitz for a one year term. Since the expiration of Mr. Danitz's employment agreement on August 1, 2001, his employment has continued on substantially the same terms and conditions as the original agreement. Mr. Danitz serves as Senior Vice President, Chief Financial Officer and Treasurer of the company. Mr. Danitz currently receives a base salary of $265,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. Mr. Danitz also receives an automobile allowance in the amount of $900 per month and is eligible to participate in the company's health, medical, dental, group life insurance and similar welfare benefit plans.

     Under the expired employment agreement, if Mr. Danitz's employment was terminated by the company other than for cause or upon the occurrence of a "change in control," then, in accordance with the agreement, he was entitled to severance equal to a minimum of one year of salary and health and welfare benefits. In addition, Mr. Danitz was eligible to receive an acquisition bonus of approximately $200,000 in the event the company merged with or was acquired by another company. As part of his expired employment agreement, Mr. Danitz agreed that during the term of his employment with the company and for one year thereafter, he would not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company's business in the company's geographical area. In addition, Mr. Danitz may not solicit the company's employees, customers or suppliers during the term of his employment with the company and for one year thereafter.

     Michael A. Saracco. Effective August 1, 2000, Coram entered into an employment agreement with Mr. Saracco wherein he currently serves as President, Specialty Services Division. Mr. Saracco currently receives a base salary of $290,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. Mr. Saracco is also eligible to participate in the company's health, medical, dental, group life insurance and similar welfare benefit plans. Mr. Saracco's employment contract has no expiration date nor any change of control provisions. Under the terms of the agreement, if Mr. Saracco's employment is terminated by the company, other than for cause, he is entitled to severance equal to one month of salary per year of service with the company, up to twelve months. As part of his employment agreement, Mr. Saracco has agreed that during the term of his employment with the company and for one year thereafter, he will not engage in any business competing with the company in any state where the company is engaged in business or in the Canadian province of Ontario. In addition, Mr. Saracco may not solicit the company's employees or customers during the term of his employment with the company and for one year thereafter.

     Deborah M. Meyer. Effective August 1, 2000, Coram entered into an employment agreement with Ms. Meyer wherein she currently serves as Senior Vice President, Field Sales. Ms. Meyer currently receives a base salary of $250,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. Ms. Meyer is also eligible to participate in the company's health, medical, dental, group life insurance and similar welfare benefit plans. Ms. Meyer's employment contract has no expiration date nor any change of control provisions. Under the terms of the agreement, if Ms. Meyer's employment is terminated by the company, other than for cause, she is entitled to severance equal to one month of salary per year of service with the company, up to twelve months. As part of her employment agreement, Ms. Meyer has agreed that during the term of her employment with the company and for one year thereafter, she will not engage in any business competing with the company in any state where the company is engaged in business or in the Canadian province of Ontario. In addition, Ms. Meyer may not solicit the company's employees or customers during the term of her employment with the company and for one year thereafter.

     The Debtors' bankruptcy proceedings and the corresponding impact of Chapter 11 of the Bankruptcy Code could impose certain limitations on the amount of severance that the company would be permitted to pay under the aforementioned employment agreements and contracts.

     For employment agreement purposes, a "change in control" is generally defined as (i) a merger or consolidation in which the company is not the surviving entity; (ii) the sale, transfer or other disposition of all or substantially all the assets of the company; (iii) in certain circumstances, a significant change in the composition of the Board of Directors; or (iv) any reverse merger in which the company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of CHC's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger. The term "change of control" has been defined in a way that would disqualify any change of control resulting from the conversion by Coram's debtholders of their convertible debt instruments into CHC stock.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The members of CHC's Compensation Committee of the Board of Directors are Donald J. Amaral, former Chief Executive Officer of the company, and L. Peter Smith, a former director of Medisys, Inc. (one of the companies that joined together in 1994 to form Coram) and former Managing Partner of AllCare Health Services, Inc. (a company that was acquired by Medisys, Inc.). The Compensation Committee did not meet during the year ended December 31, 2002 and the Chapter 11 trustee has assumed responsibility for substantially all executive compensation decisions, subject to Bankruptcy Court approval in certain cases.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The table below sets forth, as of April 11, 2003 (unless otherwise noted), the number of shares of outstanding CHC common stock beneficially owned by (i) each person known to management to be the owner of more than 5% of CHC's outstanding common stock, (ii) each of the Named Executive Officers as of December 31, 2002, (iii) each of the members of the CHC Board of Directors as of December 31, 2002 and (iv) all members of the Board of Directors and executive officers as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to CHC.

                                                                                       PERCENTAGE OF
                                                                  NUMBER OF              SHARES OF
                                                                  SHARES OF            COMMON STOCK
         NAME AND ADDRESS OF BENEFICIAL OWNER (1)              COMMON STOCK (2)       OUTSTANDING (3)
 ----------------------------------------------------------    ----------------       ---------------
 Arlin M. Adams............................................               --                 *
 Donald J. Amaral..........................................        2,624,296                5.0%
 William J. Casey..........................................           81,900                 *
 Daniel D. Crowley.........................................        1,000,000                2.0%
 Scott R. Danitz...........................................           97,777                 *
 Allen J. Marabito.........................................          500,000                1.0%
 Deborah M. Meyer..........................................          155,159                 *
 Michael A. Saracco........................................          152,420                 *
 L. Peter Smith............................................          117,581                 *
 Sandra R. Smoley..........................................           75,000                 *
 All Named Executive Officers and directors, as a group
 (10 persons) .............................................        4,804,133                8.9%
 Reporting Persons (as defined herein), as a group (4).....        8,097,809               16.3%

*  Less than l%

(1) Unless otherwise indicated, the address of each person named above is 1675 Broadway, Suite 900, Denver, Colorado 80202.

(2) The aggregate ownership numbers presented in the table above include shares of common stock acquirable upon exercise of common stock subject to options within 60 days of April 11, 2003 for the following persons: Mr. Amaral 2,500,000; Mr. Casey 80,000; Mr. Crowley 1,000,000 (Mr. Crowley resigned effective March 31, 2003 and, unless he elects to exercise his options on or before June 29, 2003, they will lapse on such date); Mr. Danitz 95,000; Mr. Marabito 500,000; Ms. Meyer 150,000; Mr. Saracco 140,000; Mr. Smith 87,500 and Ms. Smoley 75,000. Except as indicated by footnote, Coram has been advised that the persons and entities named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) These percentages are calculated as the number of shares of common stock outstanding on April 11, 2003, plus shares of common stock acquirable within 60 days upon exercise of stock options and upon conversion of debt securities.

(4) On July 14, 2000, an investor group seeking representation on CHC's Board of Directors filed a Schedule 13D pursuant to Rule 13d-1(k)(1) of Regulation 13D-G under the Securities Exchange Act of 1934. As stated in its Schedule 13D filing, this investor group was concerned that management of the company may consider a restructuring that, absent representation of their interests, would be materially detrimental to their equity holdings. To protect their interests in the company, the investor group stated it may engage in actions directly or through agents such that they may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 and, as such, each of the members of the group are deemed to beneficially own all shares of stock owned by the entire group; however, each member of the group has disclaimed beneficial ownership of the shares held by the group.

     An amended Schedule 13D/A was filed on December 19, 2000 on behalf of Jerome Blank; Andrew Blank; AEOW '96, LLC, a California limited liability company; Harry Heller Falk; F. Philip Handy; Heller Family Limited Partnership, a Florida limited partnership; the Bernard Osher Trust UTA dated 3-8-88, a California trust; JB Capital Management, Inc., a Florida Corporation; Bernard Osher; the RHH Company, a Florida Corporation and Richard L. Haydon. This group of individuals and entities constitutes a part, but not the entirety, of the original investor group that filed the
     Schedule 13D on July 14, 2000.

     The individuals and entities reporting in the December 19, 2000 Schedule 13D/A stated that they believed that upon the October 20, 2000 appointment of the Official Committee of Equity Security Holders of Coram Healthcare Corporation by the Bankruptcy Court, their interests would be adequately represented by this committee and, as a results the Schedule 13D filed on July 14, 2000 was terminated as far as these persons are concerned.

     On January 22, 2002, a Schedule 13D/A was filed on behalf of the Ann & Robert H. Lurie Foundation (the "Lurie Foundation"), an Illinois not-for-profit corporation, Mr. Mark Slezak, Samstock, L.L.C. ("Samstock"), an Illinois not-for-profit corporation, and Mr. Richard L. Haydon. This group of individuals and entities were members of the original investor group that filed the Schedule 13D on July 14, 2000. Additionally, Mr. Haydon was part of the investor group that reported in the Schedule 13D/A on December 19, 2000. The individuals and entities reporting in the
     Schedule 13D/A filed on January 22, 2002 (collectively the "Reporting Persons") indicated that the Lurie Foundation, Samstock and Mr. Haydon constitute the Official Committee of Equity Security Holders of Coram Healthcare Corporation and that on January 22, 2002 this committee filed a motion with the Bankruptcy Court requesting, among other things, that the Bankruptcy Court order CHC to hold promptly an annual meeting of its stockholders for the election of directors. This motion was subsequently considered and denied by the Bankruptcy Court on February 12, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     L. Peter Smith, a member CHC's Board of Directors, previously served on the Board of Directors of Sabratek Corporation ("Sabratek"), a manufacturer of medical devices. In December 1998, Coram agreed to amend its agreement with Sabratek to make Sabratek the company's sole supplier of multi-therapy infusion pumps and related proprietary telemedicine technology during the next ten years. This agreement contained a provision that allowed either party to cancel the agreement upon 90 days notice. The pricing schedule applicable to the infusion pumps and related technology to be purchased was negotiated by certain of Coram's management after proposals from other manufacturers for comparable equipment had been solicited. The company purchased approximately $2.8 and $7.8 million of multi-therapy infusion pumps and related proprietary telemedicine technology from Sabratek during the years ended December 31, 1999 and 1998, respectively. Sabratek filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, the assets and certain liabilities of Sabratek's Device Business were acquired by Baxter Healthcare Corporation ("Baxter"). On April 19, 2001, the Bankruptcy Court confirmed Sabratek's Second Amended Joint Plan of Liquidation and, in connection therewith, liquidation proceedings are ongoing. Coram filed a $1.3 million proof of claim in Sabratek's bankruptcy proceedings for vendor rebates earned but not paid. Baxter subsequently filed a proof claim of approximately $0.3 million in the Debtors' bankruptcy proceedings for products the company purchased from Sabratek. Management continues to evaluate the validity of Baxter's proof of claim. Notwithstanding the separate proofs of claim filings, Baxter and the company have an ongoing amicable business relationship involving drugs, supplies and pumps sold by Baxter to the company.

     Daniel D. Crowley, CHC's former Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman, Chief Executive Officer and President of Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm. For the year ended December 31, 2002, the company paid approximately $0.3 million to DHS for the actual costs it attributes to DHS' Sacramento, California location where certain individuals are located and perform services for or on behalf of the company. Subsequent to December 31, 2002, approximately $0.1 million was paid to DHS for such costs. Effective with the Debtors' Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. In 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease for office space related to the Sacramento, California location where certain company employees are located. The rent, including parking and certain utilities, is approximately $7,900 per month and commenced as of April 1, 2003.

     Stephen A. Feinberg, a principal of Cerberus Partners, L.P., was a member of CHC's Board of Directors from June 1998 to July 2000. On December 31, 2002, with approval from the Bankruptcy Court, the Securities Exchange Agreement was amended and an Exchange Agreement was simultaneously executed. Pursuant to such agreements, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders") exchanged the entire then outstanding principal balance of the company's Series A Senior Subordinated Unsecured Notes of approximately $40.2 million and the related outstanding balance of contractual unpaid interest of approximately $7.3 million, as well as, approximately $83.1 million of the Series B Note principal and $16.6 million of contractual unpaid interest thereon for approximately 1,218.3 shares of Coram, Inc. Series B Cumulative Preferred Stock, having a liquidation preference of approximately $147.2 million. See Note 12 to the company's Consolidated Financial Statements for further details regarding the preferred stock. Such shares of Coram, Inc. Series B Cumulative Preferred Stock were issued to the Holders on a pro rata basis.

     In addition to the Coram, Inc. Series B Cumulative Preferred Stock, the Holders, or their affiliates, also own certain shares of Coram, Inc. Series A Cumulative Preferred Stock. During the year ended December 31, 2002, an event of default occurred whereby Coram, Inc. was required to pay in-kind dividends at the default rate of 16% for the three quarters ended September 30, 2002. Accordingly, the holders of the Coram, Inc. Series A Cumulative Preferred Stock received in-kind dividends in the following amounts for the year ended December 31, 2002:


                                                                                 Related
                                                    Paid-in-Kind               Liquidation
                                                      Dividends                Preference
                                                      (Shares)            Value (in thousands)
                                                    ------------          --------------------
       Cerberus Partners, L.P.................              75.3          $            9,102
       Goldman Sachs Credit Partners L.P......              95.7                      11,558
       Foothill Capital Corporation...........              39.5                       4,768
                                                    ------------          ------------------
                                                           210.5          $           25,428
                                                    ============          ==================

     Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (Cerberus Partners, L.P. and Cerberus Capital Management, L.P. are collectively referred to as the "Cerberus Entities") executed a three year employment agreement whereby Mr. Crowley provided certain services and was paid $960,000 per annum, plus the potential for performance-related bonus opportunities, equity options and fringe benefits. Additionally, Mr. Crowley was entitled to expense reimbursements and participation in the vacation, pension, profit sharing, life insurance, hospitalization, major medical and other employee benefit plans as may be offered by the Cerberus Entities. The bonuses contemplated under the agreement were predicated on a sophisticated set of financial criteria that principally related to the fiscal performance, market value and disposition proceeds of the Cerberus Entities' equity investees. Moreover, Mr. Crowley maintained an option to purchase up to 3% of the capital stock in the Cerberus Entities' equity investees, exclusive of CHC. The employment agreement was subject to automatic one year extensions unless either party provided written notice within 60 days of the original expiration date or subsequent renewal dates. The Cerberus Entities were also permitted to unilaterally terminate the employment agreement with written notice; however, all unpaid salary and bonuses on the remaining term of the initial three year agreement, as well as participation in employee benefit plans, would continue to be obligations of the Cerberus Entities pursuant to the terms and conditions of the employment agreement. Termination for cause, disability, death and breach of the employment contract would result in varying degrees of severance and employee benefit plan participation. The services rendered by Mr. Crowley included, but were not limited to, business and strategic healthcare investment advice to executive management at the Cerberus Entities. Mr. Crowley and Cerberus Capital Management, L.P. agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court's denial of the Second Joint Plan of reorganization on December 21, 2001. In September 2002, Mr. Crowley formally terminated the related employment contract.

    On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs,
(ii) terminate all consulting arrangements between DHS and the Debtors, (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     In November 2001, the R-Net Creditors' Committee filed an adversary complaint in the Bankruptcy Court both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries against, among other defendants, Stephen A. Feinberg, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., as well as, the Debtors, several non-debtor subsidiaries and several current and former directors, executive officers and employees of the company. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings in connection with the operation and corporate structure of the Resource Network Subsidiaries. See Note 14 in the company's Consolidated Financial Statements for further details.

     All fees and expense reimbursements payable to Arlin M. Adams in his capacity as the Debtors' Chapter 11 trustee constitute administrative fees subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors. Such fees are based upon a rate per hour approved by the Bankruptcy Court. Through April 11, 2003, the Bankruptcy Court has authorized payments to Mr. Adams for fees in the amount of $64,778 and reimbursable expenses in the amount of $2,196, which cover the period from March 7, 2002 (the date of his appointment) through November 30, 2002. Of this amount, $54,018 was paid during 2002 and $12,956 was paid subsequent to December 31, 2002.

     Mr. Adams is of counsel with the law firm Schnader Harrison Segal & Lewis LLP ("Schnader Harrison"). Such law firm was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors. Through April 11, 2003, Schnader Harrison has submitted to the Bankruptcy Court fees aggregating $1,143,233 and reimbursable expenses aggregating $36,974, which cover the period March 7, 2002 through November 25, 2002. Of this amount, $830,717 was paid during 2002 and $175,934 was paid subsequent to December 31, 2002.

     Effective March 6, 2003, several individuals and entities that are related parties of the company individually entered into stipulation agreements with the Chapter 11 trustee whereby the Chapter 11 trustee undertook to temporarily withhold commencement of proceedings for the recovery of certain potentially preferential payments made to these parties in exchange for waivers of the expiration of any statutory time limitation as a defense against the commencement of such proceedings. The parties that entered into individual agreements with the Chapter 11 trustee were: Donald J. Amaral, William J. Casey, Daniel D. Crowley, L. Peter Smith, Sandra R. Smoley, DHS, Foothill Capital Corporation, Goldman Sachs Credit Partners L.P. and Cerberus Capital Management, L.P.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

     The company performed an evaluation under the supervision and with the participation of its management, including the company's Executive Vice President, who is fulfilling the duties and responsibilities of the Chief Executive Officer and President of the company, and the Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and Rule 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing of this report. Based upon their evaluation, the company's Executive Vice President and the Chief Financial Officer concluded that the company's disclosure controls and procedures effectively ensure that the company records, processes, summarizes and reports in its public disclosures, including Securities and Exchange Commission reports, all information: (a) required to be disclosed, (b) within the time periods specified and (c) pursuant to processes that enable the company's management, including its principal executive and financial officers, as appropriate, to make timely decisions regarding disclosure.

(b)      Changes in Internal Controls

     There were no significant changes in the company's internal controls or in other factors that could significantly affect the company's internal controls subsequent to the date of their most recent evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate professional fees for services provided by the company's principal accountant, Ernst & Young LLP ("E&Y"), were as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                      2002             2001
                                                   ------------     ------------
       Audit fees ............................     $        316     $        460
       Audit-related fees ....................               69               50
       Tax fees ..............................              134              696
       All other fees ........................               47              144
                                                   ------------     ------------
             Totals ..........................     $        566     $      1,350
                                                   ============     ============

     Audit fees relate to professional fees billed to the company for services rendered in connection with the audit of the company's consolidated financial statements and timely Statement of Auditing Standards No. 71 reviews of the company's consolidated financial statements included in quarterly reports on Form 10-Q. Audit-related fees pertain to professional fees billed for assurance and related services that are reasonably related to the performance of the audit of the company's consolidated financial statements (principally the audits relating to the company's defined contribution benefit plan and consultations regarding financial accounting and reporting matters). Tax fees consist of professional fees billed for consultations regarding tax compliance, tax advice and tax planning (the aforementioned tax services principally relate to matters involving the Debtors' bankruptcy proceedings). All other fees consist of professional fees billed for services in connection with legal matters, technical accounting research and billing coordination.

     The above table disclosing the aggregate professional fees billed by E&Y for audit fees only covers fee applications submitted to the Bankruptcy Court through the period ended February 28, 2003. Management anticipates that E&Y will bill the company additional professional fees ranging from $150,000 to $200,000 related to the audit of the company's consolidated financial statements for the year ended December 31, 2002.

     The Chapter 11 trustee has assumed all CHC's Board of Directors' committee rights and responsibilities, including those of the Audit Committee, as part of his overall duties and responsibilities. The Chapter 11 trustee, in his capacity acting as the Audit Committee, has adopted pre-approval policies and procedures for audit and non-audit services and continues to monitor legislative and regulatory developments concerning auditor independence and services that may be provided by independent auditors to an audit client, including recent developments under the Sarbanes-Oxley Act of 2002 and related rules promulgated by the Securities and Exchange Commission. The Chapter 11 trustee has determined that the rendering of non-audit services by E&Y was compatible with maintaining their independence.

     E&Y was engaged directly by the Chapter 11 trustee as an administrative professional to the Debtors' bankruptcy estates. Accordingly, all fees and expense reimbursements payable to E&Y in their capacity as the Chapter 11 trustee's accounting and tax advisor constitute administrative fees. Such fees are subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors and are based upon rates per hour approved by the Bankruptcy Court. Any approved interim amounts payable to E&Y are ultimately subject to final Bankruptcy Court approval at the termination of the Debtors' bankruptcy proceedings, generally based upon a review of the fair value of the services rendered.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements. The following Consolidated Financial Statements of the registrant and Report of Independent Auditors are presented on pages F-l and thereafter:

     Report of Independent Auditors

     Consolidated Balance Sheets -- December 31, 2002 and 2001

     Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedule. The following consolidated financial statement schedule of the registrant for the years ended December 31, 2002, 2001 and 2000 is presented following the Notes to Consolidated Financial Statements.

     Schedule II -- Valuation and Qualifying Account

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Reports on Form 8-K.

         On November 29, 2002, Coram Healthcare Corporation filed a report on Form 8-K regarding an extension of employment through December 6, 2002 for Daniel D. Crowley, who served as the Chairman of the Board of Directors, Chief Executive Officer and President of the company through the November 29, 2002.

         On December 11, 2002, Coram Healthcare Corporation filed a report on Form 8-K regarding a further extension of employment through December 31, 2002 for Daniel D. Crowley.

         On December 16, 2002, Coram Healthcare Corporation filed a report on Form 8-K regarding a motion filed by Arlin M. Adams, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. (collectively the "Debtors"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 14, 2002 requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the restructuring and reorganization of the Debtors. On December 2, 2002, the Bankruptcy Court approved the aforementioned motion and SSG Capital Advisors, L.P. and Ewing Monroe Bemiss & Co. were engaged as advisors by the Chapter 11 trustee.

         On January 10, 2003, Coram Healthcare Corporation filed a report on Form 8-K regarding a disclosure statement and a proposed plan of reorganization filed by the Official Committee of Equity Security Holders of Coram Healthcare Corporation in respect of Coram Healthcare Corporation and Coram, Inc. in the United States Bankruptcy Court for the District of Delaware.

         On January 17, 2003, Coram Healthcare Corporation filed a report on Form 8-K regarding the conversion of approximately $40.2 million of Series A Senior Subordinated Unsecured Notes (the "Series A Notes"), $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of Series B Senior Subordinated Unsecured Notes (the "Series B Notes") and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram, Inc. Series B Cumulative Preferred Stock.

         On January 24, 2003, Coram Healthcare Corporation filed a report on Form 8-K regarding a motion filed by Arlin M. Adams, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc., with the United States Bankruptcy Court for the District of Delaware on January 24, 2003 seeking authorization to enter into an agreement, effective January 1, 2003, with Daniel D. Crowley to have Mr. Crowley serve as the Chief Transition and Restructuring Officer of Coram Healthcare Corporation.

         On February 26, 2003, Coram Healthcare Corporation filed a report on Form 8-K regarding a motion filed by the attorneys for Daniel D. Crowley in response to the Shareholders Committee's Motion for an Order Terminating Daniel Crowley's Employment and for Other Relief in the United States Bankruptcy Court for the District of Delaware.

         On March 6, 2003, Coram Healthcare Corporation filed a report on Form 8-K regarding the resignation of Daniel D. Crowley from his leadership position effective March 31, 2003.

         On March 7, 2003, Coram Healthcare Corporation filed a report on Form 8-K/A amending its report on Form 8-K filed on March 6, 2003 regarding the resignation of Daniel D. Crowley from his leadership position.

     (c) Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the registrant of furnishing such exhibit.


    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------

     2.1     --  Agreement and Plan of Merger dated as of February 6, 1994, by and Among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form S-4).

     2.2     --  First Amendment to Agreement and Plan of Merger dated as of May
                 25, 1994, by and among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.2 of Registration No.33-53957 on Form S-4).

     2.3     --  Second Amendment to Agreement and Plan of Merger dated as of
                 July 8, 1994 by and among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by Reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K dated as of July 15,
                 1994).

     2.4     --  Asset Sale and Note Purchase Agreement among the registrant,
                 Caremark International, Inc. and Caremark, Inc. dated as of January 29, 1995. (Incorporated by reference to Exhibit C of the registrant's Current Report on Form 8-K dated April 6,
                 1995). (a)

     2.5     --  Agreement and Plan of Merger among the registrant, CHC
                 Acquisition Corp. and Lincare Holdings Inc. dated as of April 17, 1995. (Incorporated by reference to Exhibit B of the registrant's Current Report on Form 8-K dated May 2, 1995). (a)

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

     2.9     --  Purchase Agreement by and between Curaflex Health Services,
                 Inc., Coram Healthcare Corporation, Curascript Pharmacy, Inc., Curascript PBM Services, Inc. and GTCR Fund VI, L.P., dated July 31, 2000. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of July 31,
                 2000).

    2.10     --  Debtor-In-Possession Financing Agreement dated August 30, 2000, by and among Coram Healthcare Corporation, Coram, Inc. and Madeleine L.L.C. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of September 13, 2000).

     3.1     --  Certificate of Incorporation of registrant, as amended, through
                 May 1, 1994. (Incorporated by reference to Exhibit 3.1 of Registration No. 33-53957 on Form S-4).

     3.2     --  Bylaws of registrant. (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

     3.3     --  Certificate of Amendment of the registrant's Certificate of
                 Incorporation. (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

     3.4     --  Bylaws of Coram, Inc., as amended and restated on December 31,
                 2001. (Incorporated by reference to Exhibits 99.8 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

     3.5     --  Bylaws of Coram, Inc., as amended and restated on December 31,
                 2002. (Incorporated by reference to Exhibit 99.6 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

     4.1     --  Form of Common Stock Certificate for the registrant's common
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

     4.3     --  Form of Certificate of Designation, Preferences and Rights of
                 the registrant's Series X Participating Preferred Stock. (Filed as Exhibit A to the Stockholder Rights Agreement, which was filed as Exhibit 1 to the registrant's Current Report on Form 8-K dated as of June 25, 1997, and which exhibit is hereby incorporated by reference thereto).

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
                 Partners, L.P., Foothill Capital Corporation and Goldman, Sachs
                 & Co. in favor of Coram, Inc. (Incorporated by reference to Exhibit 4.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     4.6     --  Amendment No. 1 to Stockholder Agreement dated as of December
                 31, 2001, among Coram, Inc., Goldman, Sachs & Co., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.5 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of December 21,
                 2001).

     4.7     --  Certificate of Amendment of the Certificate of Designation of
                 Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2001, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibits 99.7 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

     4.8     --  Amendment No. 2 to Stockholder Agreement dated as of December
                 31, 2002, by and among Coram, Inc., Goldman, Sachs & Co., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.2 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

     4.9     --  Second Certificate of Amendment of the Certificate of
                 Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2002, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibit 99.4 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

    4.10     --  Certificate of Designation of Coram Inc., as filed with the
                 Secretary of State of the State of Delaware on December 31, 2002, related to the creation of the Coram, Inc. Series B Cumulative Preferred Stock, as well as, certain limitations on aggregate stock voting rights after the occurrence of a triggering event. (Incorporated by reference to Exhibit 99.5 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

    10.1     --  Amended and Restated Credit Agreement dated as of February 10,
                 1995, by and among Curaflex, T2, HealthInfusion, Medisys, and HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent (the "Amended Credit Agreement"). (Incorporated by reference to
                 Exhibit 10.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994). (a)

    10.2     --  Form of Employment Agreement between the registrant and Charles
                 A. Laverty. (Incorporated by reference to Exhibit 10.1 of Registration No. 33-53957 on Form S-4).

    10.3     --  Form of Severance/Non-Compete Agreement between the registrant and Miles E. Gilman. (Incorporated by reference to Exhibit 10.2 of Registration No. 33-53957 on Form S-4).

    10.4     --  Form of Severance/Non-Compete Agreement between the registrant and William J. Brummond. (Incorporated by reference to Exhibit
                 10.3 of Registration No. 33-53957 on Form S-4).

    10.5     --  Form of Severance/Non-Compete Agreement between the registrant and Tommy H. Carter. (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form S-4).

    10.6     --  Form of Indemnification Agreement between the registrant and each of the registrant's directors and certain executive officers. (Incorporated by reference to Exhibit 10.6 of the registrant's Form 10-K for the year ended December 31, 1994).

    10.7     --  Registrant's 1994 Stock Option/Stock Issuance Plan and related
                 Forms of agreements. (Incorporated by reference to Exhibit
                 10.15 of Registration No. 33-53957 on Form S-4).

    10.8     --  Registrant's Employee Stock Purchase Plan. (Incorporated by
                 reference to Exhibit 10.16 of Registration No. 33-53957 on Form S-4).

    10.9     --  401(k) Plan of T2 Medical, Inc. dated December 8, 1989.
                 (Incorporated herein by reference to Exhibit 10(s) of T2 Annual Report on Form 10-K for the fiscal year ended September 30, 1989, filed with the Securities and Exchange Commission on or about December 29, 1988).

    10.10    --  1988 Stock Option Plan of T2 Medical, Inc., as amended and restated as of July 31, 1990 and as further amended as of (i) August 20, 1991; (ii) November 12, 1991; and (iii) July 6, 1992. (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on Form S-4).

    10.11    --  Curaflex 1989 Stock Option Plan. (Incorporated by reference to
                 Exhibit 10.53 of Registration No. 33-53957 on Form S-4).

    10.12    --  Curaflex Amended 1990 Stock Option Plan. (Incorporated by
                 reference to Exhibit 10.54 of Registration No. 33-53957 on Form S-4).

    10.13    --  Curaflex Directors' Nonqualified Stock Option Plan.
                 (Incorporated by reference to Exhibit 10.59 of Registration No. 33-53957 on Form S-4).

    10.14    --  Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as
                 amended. (Incorporated by reference to Exhibit 10.61 of Registration No. 33-53957 on Form S-4).

    10.15    --  Clinical Homecare Ltd. 1990 Stock Option Plan, as amended.
                 (Incorporated by reference to Exhibit 10.62 of Registration No. 33-53957 on Form S-4).

    10.16    --  1989 Stock Option Plan of Medisys. (Incorporated by reference to Exhibit 10.85 of Registration No. 33-53957 on Form S-4).

    10.17    --  Form of Non-Plan Option Agreement of Medisys. (Incorporated by
                 Reference to Exhibit 10.86 of Registration No. 33-53957 on Form S-4).

    10.18    --  Credit Agreement among Coram Healthcare Corporation, Coram,
                 Inc., the Lenders named therein and Chemical Bank, as Administrative Agent, Collateral Agent and Fronting Bank dated as of April 6, 1995. (Incorporated by reference to Exhibit D of the registrant's Current Report on Form 8-K dated April 6,
                 1995). (a)

    10.19    --  First Amendment and Waiver to the Credit Agreement, dated as of
                 August 9, 1995, together with exhibits hereto, among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.19 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

    10.20    --  Second Amendment to the Credit Agreement dated as of September
                 7, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

    10.21    --  Third Amendment and Limited Waiver to the Credit Agreement,
                 dated as of September 29, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

    10.22    --  Fourth Amendment and Limited Waiver to the Credit Agreement and
                 First Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein) and Chemical Bank as Agent. (Incorporated by reference to the registrant's Current Report on Form 8-K as filed October 24, 1995).

    10.23    --  Warrant Agreement dated as of October 13, 1995, among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant's Current Report on Form 8-K as filed October 24, 1995).

    10.24    --  Amendment and Limited Waiver to Bridge Securities Purchase
                 Agreement, dated as of October 13, 1995, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette. (Incorporated by reference to Exhibit 10.24 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

    10.25    --  Form of Employment Agreement, Amendment No. 1 and Amendment No.
                 2 dated as of April 23, 1999, of Employment Agreement between the registrant and Donald J. Amaral. (Incorporated by reference to Exhibit 10.25 and 10.04 of the registrant's Quarterly Report on Form 10-Q for the quarters ended September 30, 1995, June 30, 1998 and September 30, 1999, respectively).

    10.26    --  Securities Purchase Agreement and Form of Subordinated Bridge
                 Note, dated as of April 6, 1995, among Coram, Inc., Coram Funding, Inc. and the registrant. (Incorporated by reference to Exhibit E of the registrant's Current Report on Form 8-K dated April 6, 1995). (a)

    10.27    --  Exclusive Distribution Agreement--Healthcare Products and
                 Biomedical Equipment and Services Agreement between Medical Specialties Distributors, Inc. ("MSD") and Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30,
                 1996).

    10.28    --  Medical Specialties Master Service Agreement between MSD and
                 Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.29    --  Medical Specialties Master Rental Agreement between MSD and
                 Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.30    --  Coram Healthcare Litigation Memorandum of Understanding between all Parties to In re Coram Healthcare Corporation. Securities Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No. 96-N-722, dated as of August 5, 1996. (Incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.31    --  Fifth Amendment to the Credit Agreement dated as of February 6,
                 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

    10.32    --  Sixth Amendment to Credit Agreement dated as of April 19, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

    10.33    --  Seventh Amendment to Credit Agreement dated as of July 3, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996). (a)

    10.34    --  Eighth Amendment to Credit Agreement dated as of December 3,
                 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor as defined therein), the Financial Institutions (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.34 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                 1996). (a)

    10.35    --  Ninth Amendment and Limited Waiver to the Credit Agreement
                 dated as of March 14, 1997, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.35 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996). (a)

    10.36    --  Amended Agreement, dated as of March 28, 1997, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette. (Incorporated by reference to Exhibit 10.36 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                 1996). (a)

    10.37    --  Sabratek Corporation and Coram Healthcare Exclusive Supply
                 Agreement for IV Infusion Pumps, IV Disposable Sets and Related Items, dated as of February 26, 1997. (Incorporated by reference to Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.38    --  Amendment to 9% Subordinated Convertible Debenture and Notice
                 of Conversion dated as of June 30, 1996, by and among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant's report on Form 8-K as filed on July 12, 1996).

    10.39    --  Tenth Amendment to Credit Agreement dated June 2, 1997, by and
                 Among the registrant, Goldman Sachs Credit Partners L.P., Coram, Inc., each Subsidiary Guarantor (as defined therein) and The Chase Manhattan Bank, as administrative agent and collateral agent for the Lenders named therein, to that certain Credit Agreement dated as of April 6, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions named therein and the Chase Manhattan Bank, as collateral agent for the Lenders named therein. (Incorporated by reference to Exhibit 99 of the registrant's Current Report on Form 8-K dated as of June 2,
                 1997). (a)

    10.40    --  Letter Agreement of March 29, 1998 by and among Cerberus
                 Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation on the one hand, and Coram Healthcare Corporation, on the other, deferring the payment of interest and fees pursuant to (i) the Securities Purchase Agreement dated as of April 6, 1995 and (ii) the Letter Agreement dated March 28, 1997 between Coram Funding, Inc. and Coram Healthcare Corporation. (Incorporated by reference to Exhibit 10.40 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

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
                 among the registrant and Foothill Capital Corporation, as collateral agent for Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Partners III L.P. and their respective successors and assigns. (Incorporated by reference to Exhibit 10.02 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.44    --  Request for Deferral of Interest Payment under the Series B
                 Convertible Subordinated Notes due 2008 and the related Securities Exchange Agreement, dated May 6, 1998, by and between Coram, Inc., Coram Healthcare Corporation, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation, as amended. (Incorporated by reference to Exhibit 10.03 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.45    --  Securities Exchange Agreement among the registrant, Cerberus
                 Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit
                 10.01 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998). (a)

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
                 Exclusive Supply Agreement for IV Infusion pumps, IV Disposable Sets and Related Items, dated as of February 26, 1997, as of December 7, 1998. (Incorporated by reference to Exhibit 10.47 of the registrant's Annual Report on Form 10-K for the year ended December 3l, l998).

    10.48    --  Employment Agreement between Coram Healthcare Corporation and
                 Richard M. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.49    --  Agreement between Coram Healthcare Corporation and Richard M.
                 Smith, dated as of November 11, 1999. (Incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.50    --  Employment Agreement between Coram Healthcare Corporation and
                 Wendy L. Simpson, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.51    --  Employment Agreement between Coram Healthcare Corporation and
                 Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.52    --  Employment Agreement between Coram Healthcare Corporation and
                 Daniel D. Crowley, dated as of November 30, 1999, together with Amendment No. 1 thereto. (Incorporated by reference to Exhibit
                 10.51 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

    10.53    --  Employment Agreement, between Coram Healthcare Corporation and
                 Allen J. Marabito, dated as of November 30, 1999, together with amendment No. 1 thereto. (Incorporated by reference to Exhibit
                 10.52 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

    10.54    --  First Amendment to Prime Vendor Agreement, dated as of January
                 1, 2000 by and between the registrant and Cardinal Health, Inc. (Incorporated by reference to Exhibit 10.53 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                 1999).

    10.55    --  Second Amendment to Employment Agreement between Coram
                 Healthcare Corporation and Daniel D. Crowley, dated as of April 6, 2000. (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

    10.56    --  Settlement agreement entered into by and among Coram Resource
                 Network, Inc., Coram Independent Practice Association, Inc., Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of November 17, 2000).

    10.57    --  Amendment No. 4, dated December 29, 2000, in respect of the
                 Securities Exchange Agreement dated as of May 6, 1998, among Coram Healthcare Corporation, Coram, Inc., Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

    10.58    --  Exchange Agreement, dated December 29, 2000, among Coram, Inc.,
                 Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to
                 Exhibit 10.2 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

    10.59    --  Third Amendment to Employment Agreement between Coram
                 Healthcare Corporation and Daniel D. Crowley, dated August 2, 2000. (Incorporated by reference to Exhibit 10.58 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.60    --  Employment Agreement between Coram Healthcare Corporation and
                 Scott R. Danitz, dated August 1, 2000. (Incorporated by reference to Exhibit 10.59 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.61    --  Employment Agreement between Coram Healthcare Corporation and
                 Vito Ponzio, Jr., dated April 26, 1999. (Incorporated by reference to Exhibit 10.60 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.62    --  Consulting Services Agreement between Coram Healthcare
                 Corporation and Joseph D. Smith, dated June 30, 2000. (Incorporated by reference to Exhibit 10.61 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                 2000).

    10.63    --  Consulting Services Agreement between the company and Donald J.
                 Amaral, dated May 16, 2000. (Incorporated by reference to
                 Exhibit 10.62 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.64    --  Exchange Agreement and related schedules dated as of December
                 31, 2001, among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.4 and 99.4a through 99.4f of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

    10.65    --  Amendment No. 5 to Securities Exchange Agreement, dated as of
                 December 31, 2001, among Coram, Inc., Coram Healthcare Corporation, Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.6 and 99.6a through 99.6b of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

    10.66    --  Product Purchase Agreement, dated September 1, 2001, between
                 Coram, Inc. and FFF Enterprises, Inc. Certain portions of the Product Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Product Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit
                 10.68 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.67    --  Prime Vendor Agreement, dated April 19, 2001, between Coram
                 Healthcare Corporation and Cardinal Distribution, Inc. (Incorporated by reference to Exhibit 10.69 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                 2001).

    10.68    --  I.V. Systems Division Purchase Agreement, dated October 23,
                 2000, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the I.V. Systems Division Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire I.V. Systems Division Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.70 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.69    --  Letter Amendment, dated October 25, 2000, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Letter Amendment have been omitted pursuant to a request for confidential treatment. The entire Letter Amendment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.71 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.70    --  Amendment to I.V. Systems Division Purchase Agreement, dated
                 January 28, 2002, between Coram, Inc., and Baxter Healthcare Corporation. (Incorporated by reference to Exhibit 10.72 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.71    --  Therapeutics Purchase Agreement, dated January 7, 2002, between
                 Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The entire Therapeutics Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.73 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.72    --  Hemophilia Product Volume Commitment Agreement, dated December
                 19, 2001, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Hemophilia Product Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire Hemophilia Product Volume Commitment Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.74 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.73    --  Settlement, General Release and Waiver of Claims, dated July
                 15, 2002, between Coram Alternate Site Services, Inc. and Arlin
                 M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and Humana Health Plan, Inc. (Incorporated by reference to Exhibit 99.3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

    10.74    --  Settlement and Mutual Release Agreement, (I) by and between
                 Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and Richard M. Smith on July 12, 2002 and (II) by and among certain non-debtor subsidiaries of Coram Healthcare Corporation and Coram, Inc. and Richard M. Smith on July 16, 2002. (Incorporated by reference to Exhibit 99.4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

    10.75    --  Settlement Agreement, dated August 26, 2002, by and between
                 T(2)Medical, Inc. and Northside Hospital & Heart Institute. (Incorporated by reference to Exhibit 99.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

    10.76    --  Engagement Letter, dated October 8, 2002, between Arlin M.
                 Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. and SSG Capital Advisors, L.P. and Ewing Monroe Bemiss & Co. relating to investment banking and restructuring advisory services. (Incorporated by reference to Exhibit 99.1 of the registrant's Current Report on Form 8-K dated as of December 2, 2002).

    10.77    --  Exchange Agreement and related schedules dated as of December
                 31, 2002, by and among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.1 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

    10.78    --  Amendment No. 6 to Securities Exchange Agreement, dated as of
                 December 31, 2002, by and among Coram, Inc., Coram Healthcare Corporation, Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.3 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

    10.79    --  Motion of Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc., dated January 24, 2003, for Authorization To Enter Into Termination And Employment Extension Agreement With Daniel
                 D. Crowley, filed with the United States Bankruptcy Court for the District of Delaware. (Incorporated by reference to Exhibit
                 99.1 of the registrant's Current Report on Form 8-K dated as of January 14, 2003).

    10.80    --  First Amendment, dated December 13, 2002, to Hemophilia Product
                 Volume Commitment Agreement by and among Baxter Healthcare Corporation and Coram, Inc., Through Its Therapeutic Services Division Under Date of December 19, 2001. Certain portions of the First Amendment to the Hemophilia Product Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire First Amendment to the Hemophilia Product Volume Commitment has been filed confidentially with the Securities and Exchange Commission. *

    10.81    --  Pricing Changes Letter, dated February 20, 2003, by and among
                 Baxter Healthcare Corporation and FFF Enterprises, Inc., related to pricing changes for Coram Healthcare Corporation and Coram, Inc. Certain portions of the Pricing Changes Letter have been omitted pursuant to a request for confidential treatment. The entire Pricing Changes Letter has been filed confidentially with the Securities and Exchange Commission.*

    10.82    --  Collateralization Agreement, dated January 30, 2003, by and among Harris Trust and Savings Bank and Arlin M. Adams, Esquire, Trustee for the bankruptcy cases of Coram Healthcare Corporation and Coram, Inc.*

    10.83    --  Agreement, dated March 28, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps.*

    10.84    --  Settlement Agreement, dated as of October 17, 2002, by and among Coram Healthcare Corporation, Curaflex Health Services, Inc., and Curascript Pharmacy, Inc., and Curascript PBM Services Inc. Certain portions of the Settlement Agreement have been omitted pursuant to a request for confidential treatment. The entire Settlement Agreement has been filed confidentially with the Securities and Exchange Commission.*

    10.85    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Deborah Meyer. *

    10.86    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Michael Saracco. *

    10.87    --  Agreement, dated April 11, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps.*

    10.88    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Scott Danitz.*

    10.89    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Debbie Meyer.*

    10.90    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Michael Saracco.*

    10.91    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Allen J. Marabito.*

    20.1     --  Stockholder Rights Agreement (the "Stockholder Rights
                 Agreement"), dated as of June 25, 1997, between Coram Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating Preferred Stock, par value $0.001 per share, as Exhibit A, the Summary of Stockholder Rights Agreement as Exhibit B and the form of Rights Certificate as Exhibit C. Pursuant to the Stockholder Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an Acquiring Person. (Incorporated by reference to Exhibit 1 of the registrant's Current Report on Form 8-K dated as of June 25, 1997).

    21.1     --  Subsidiaries of the registrant.*

    23.1     --  Consent of Ernst & Young LLP.*

    99.1     --  Chief Executive Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

    99.2     --  Chief Financial Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *


(a) Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003.

                                      CORAM HEALTHCARE CORPORATION

                                      By:      /s/ ALLEN J. MARABITO
                                          -------------------------------------
                                                 Allen J. Marabito
                                             Executive Vice President
                                          (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


              /s/ ALLEN J. MARABITO                   Executive Vice President                         April 15, 2003
          ------------------------------                (Principal Executive Officer)
                Allen J. Marabito


               /s/ SCOTT R. DANITZ                    Senior Vice President, Chief                     April 15, 2003
          ------------------------------                Financial Officer and Treasurer
                Scott R. Danitz                         (Principal Financial Officer)

            /s/ ARLIN M. ADAMS, ESQUIRE               Chapter 11 Trustee for the                       April 15, 2003
          ------------------------------                Bankruptcy Estates of
              Arlin M. Adams, Esquire                   Coram Healthcare Corporation and
                                                        Coram, Inc., effective March 7, 2002(1)



(1) Upon the Bankruptcy Court's approval of the Chapter 11 trustee's appointment on March 7, 2002, the Chapter 11 trustee assumed the duties and powers of the company's Board of Directors.

CERTIFICATION

I, Allen J. Marabito, certify that:

1. I have reviewed this annual report on Form l0-K of Coram Healthcare Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, -particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                       /s/  ALLEN J. MARABITO
                     -----------------------------------------------------------
                                          Allen J. Marabito
                      Executive Vice President and principal executive officer
                     fulfilling the duties and responsibilities of president and chief executive officer of the company

                                  CERTIFICATION

I, Scott R Danitz, certify that:

1. I have reviewed this annual report on Form l0-K of Coram Healthcare Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                               /s/  SCOTT R. DANITZ
                                   --------------------------------------------
                                                  Scott R. Danitz
                                              Senior Vice President,
                                      Chief Financial Officer and Treasurer

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                            PAGE
                                                                                            ----

Report of Independent Auditors........................................................       F-2
Consolidated Balance Sheets -- As of December 31, 2002 and 2001.......................       F-3
Consolidated Statements of Income -- Years Ended December 31, 2002,
  2001 and 2000.......................................................................       F-4
Consolidated Statements of Stockholders' Equity -- Years Ended December 31,
  2002, 2001 and 2000.................................................................       F-5
Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001
  and 2000............................................................................       F-6
Notes to Consolidated Financial Statements............................................       F-7
Schedule II - Valuation and Qualifying Accounts.......................................       S-1

                         REPORT OF INDEPENDENT AUDITORS

Stockholders, Chapter 11 Trustee and the Board of Directors
Coram Healthcare Corporation

    We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses from continuing operations in each of the three years in the period ended December 31, 2002 and, as more fully described in Note 9 to the consolidated financial statements, the Company has not been in compliance with certain covenants of its loan agreements. In addition, as more fully described in Note 3 to the consolidated financial statements, Coram Healthcare Corporation and its first tier wholly owned subsidiary, Coram, Inc. (collectively the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in 2000. The Debtors are currently operating their businesses under the jurisdiction of the Chapter 11 trustee appointed by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan or plans of reorganization which will gain approval of the requisite parties under Chapter 11 of the Bankruptcy Code and confirmation of the Bankruptcy Court, resolution of various litigation against the Company, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

    As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                              /s/ ERNST & YOUNG LLP

Denver, Colorado
March 3, 2003, except for
  Note 3 which is
  as of April 7, 2003

                          CORAM HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                    ASSETS

                                                                                       DECEMBER 31,
                                                                               -----------------------------
                                                                                   2002            2001
                                                                               ------------     ------------
Current assets:
   Cash and cash equivalents ..............................................    $     30,591     $     21,339
   Cash limited as to use .................................................             217              269
   Accounts receivable, net of allowances of $22,229 and $19,457 ..........         103,498           88,567
   Inventories ............................................................          13,160           13,557
   Deferred income taxes, net .............................................             107              178
   Other current assets ...................................................           5,658            4,823
                                                                               ------------     ------------
     Total current assets .................................................         153,231          128,733
Property and equipment, net ...............................................          10,439           15,030
Deferred income taxes, net ................................................             449              719
Other deferred costs and intangible assets, net ...........................           5,270            6,270
Goodwill, net .............................................................          46,470          180,871
Other assets ..............................................................           5,064            4,843
                                                                               ------------     ------------
     Total assets .........................................................    $    220,923     $    336,466
                                                                               ============     ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities not subject to compromise:
   Accounts payable .......................................................    $     27,986     $     23,840
   Accrued compensation and related liabilities ...........................          23,882           26,349
   Current maturities of long-term debt ...................................              61               60
   Income taxes payable ...................................................           3,280              316
   Deferred income taxes ..................................................             556              462
   Accrued merger and restructuring costs .................................             190              583
   Accrued reorganization costs ...........................................           7,610            7,615
   Other accrued liabilities ..............................................           8,479            6,363
                                                                               ------------     ------------
Total current liabilities not subject to compromise .......................          72,044           65,588
Total current liabilities subject to compromise (See Note 3) ..............          15,630          139,346
                                                                               ------------     ------------
Total current liabilities .................................................          87,674          204,934
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities ................................              73              150
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ...............................           6,215            6,290
   Income taxes payable ...................................................          16,130           17,784
   Other liabilities ......................................................           3,565            1,901
   Deferred income taxes ..................................................              --              435
   Net liabilities for liquidation of discontinued operations .............          27,275           26,783
                                                                               ------------     ------------
     Total liabilities ....................................................         140,932          258,277

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.001, authorized
     10,000 shares, none issued ...........................................              --               --
   Common stock, par value $0.001, 150,000 shares
     authorized, 49,638 shares issued and outstanding .....................              50               50
   Additional paid-in capital .............................................         427,354          427,353
   Accumulated deficit ....................................................        (347,413)        (349,214)
                                                                               ------------     ------------
     Total stockholders' equity ...........................................          79,991           78,189
                                                                               ------------     ------------
     Total liabilities and stockholders' equity ...........................    $    220,923     $    336,466
                                                                               ============     ============


          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------------------
                                                                                        2002            2001            2000
                                                                                    -----------     -----------     -----------
Net revenue ....................................................................     $  433,470     $   393,629     $   464,820
Cost of service ................................................................        309,338         279,275         341,656
                                                                                    -----------     -----------     -----------
Gross profit ...................................................................        124,132         114,354         123,164
Operating expenses:
   Selling, general and administrative expenses ................................         91,304          83,836          90,329
   Provision for estimated uncollectible accounts ..............................         15,887          17,533           9,773
   Amortization of goodwill ....................................................             --           9,822          10,227
   Restructuring cost recoveries ...............................................           (113)           (679)           (322)
   Charges for impairments of goodwill and other long-lived assets .............         62,499           3,255           8,323
                                                                                    -----------     -----------     -----------
     Total operating expenses ..................................................        169,577         113,767         118,330
                                                                                    -----------     -----------     -----------
Operating income (loss) from continuing operations .............................        (45,445)            587           4,834
Other income (expenses):
   Interest income .............................................................            436           1,216             991
   Interest expense (excluding post-petition contractual interest of approximately $12,100 and $14,000 for the years ended December
     31, 2002 and 2001, respectively) ..........................................         (1,566)         (6,652)        (26,788)
   Equity in net income of unconsolidated joint ventures .......................          1,504             730             759
   Gains on sales of businesses ................................................             46              --          18,649
   Gains (losses) on dispositions of property and equipment, net ...............              3               1            (224)
   Other income, net ...........................................................          1,003              55           2,473
                                                                                    -----------     -----------     -----------
Income (loss) from continuing operations before reorganization income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting
   principle ...................................................................        (44,019)         (4,063)            694
Reorganization expenses, net ...................................................          4,275          14,397           8,264
                                                                                    -----------     -----------     -----------
Loss from continuing operations before income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative
   effect of a change in accounting principle ..................................        (48,294)        (18,460)         (7,570)
Income tax expense .............................................................             71             150             250
Minority interests in net income of consolidated joint ventures ................            764             631             571
                                                                                    -----------     -----------     -----------
Loss from continuing operations before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in
   accounting principle ........................................................        (49,129)        (19,241)         (8,391)
Loss from disposal of discontinued operations ..................................           (685)           (250)           (662)
                                                                                    -----------     -----------     -----------
Loss before extraordinary gains on troubled debt restructurings and
   the cumulative effect of a change in accounting principle ...................        (49,814)        (19,491)         (9,053)
Extraordinary gains on troubled debt restructurings, net of income tax
   expense of $400 for the year ended December 31, 2000 ........................        123,517          20,706         107,772
Cumulative effect of a change in accounting principle ..........................        (71,902)             --              --
                                                                                    -----------     -----------     -----------
Net income .....................................................................    $     1,801     $     1,215     $    98,719
                                                                                    ===========     ===========     ===========


Income (Loss) Per Share:
   Basic and Diluted:
     Loss from continuing operations ...........................................    $     (0.99)    $     (0.39)    $     (0.17)
     Loss from disposal of discontinued operations .............................          (0.01)          (0.01)          (0.01)
     Extraordinary gains on troubled debt restructurings .......................           2.49            0.42            2.17
     Cumulative effect of a change in accounting principle .....................          (1.45)             --              --
                                                                                    -----------     -----------     -----------
     Net income per common share ...............................................    $      0.04     $      0.02     $      1.99
                                                                                    ===========     ===========     ===========
Weighted average common shares used in the computation of basic and diluted
   income (loss) per share .....................................................         49,638          49,638          49,638
                                                                                    ===========     ===========     ===========



          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                             COMMON STOCK           ADDITIONAL
                                      --------------------------      PAID-IN       ACCUMULATED
                                        SHARES          AMOUNT        CAPITAL         DEFICIT         TOTALS
                                      -----------    -----------    -----------     -----------     -----------
Balances at January 1, 2000 ......         49,638    $        50    $   427,399     $  (449,148)    $   (21,699)
   Net income ....................             --             --             --          98,719          98,719
   Other .........................             --             --            (42)             --             (42)
                                      -----------    -----------    -----------     -----------     -----------
Balances at December 31, 2000 ....         49,638             50        427,357        (350,429)         76,978
   Net income ....................             --             --             --           1,215           1,215
   Other .........................             --             --             (4)             --              (4)
                                      -----------    -----------    -----------     -----------     -----------
Balances at December 31, 2001 ....         49,638             50        427,353        (349,214)         78,189
   Net income ....................             --             --             --           1,801           1,801
   Other .........................             --             --              1              --               1
                                      -----------    -----------    -----------     -----------     -----------
Balances at December 31, 2002 ....         49,638    $        50    $   427,354     $  (347,413)    $    79,991
                                      ===========    ===========    ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                         2002             2001             2000
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations .............................................    $    (49,129)    $    (19,241)    $     (8,391)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations:
     Provision for estimated uncollectible accounts .............................          15,887           17,533            9,773
     Depreciation and amortization (including accelerated write-off
       of deferred debt issuance costs in 2000) .................................           9,119           20,708           23,227
     Charges for impairments of goodwill and other long-lived assets ............          62,499            3,255            8,323
     Reorganization expenses, net ...............................................           4,275           14,397            8,264
     Minority interests in net income of consolidated joint ventures, net .......             764              631              571
     (Gains) losses on dispositions of property and equipment ...................              (3)              (1)             224
     Gains on sales of businesses ...............................................             (46)              --          (18,649)
     Cash distributions from equity investees ...................................           1,023              398              883
     Equity in net income of unconsolidated joint ventures, net .................          (1,504)            (730)            (759)
     Changes in operating assets and liabilities, net:
       Accounts receivable ......................................................         (30,818)         (28,713)           3,490
       Prepaid expenses, inventories and other assets ...........................           1,768           (1,112)           8,275
       Current and other liabilities ............................................           6,118            8,786           12,418
       Accrued merger and restructuring costs ...................................            (392)          (1,718)          (3,505)
                                                                                     ------------     ------------     ------------
Net cash provided by continuing operations before reorganization items ..........          19,561           14,193           44,144
Cash flows used by reorganization items, net ....................................          (5,195)         (10,776)          (1,581)
                                                                                     ------------     ------------     ------------
Net cash provided by continuing operations (net of reorganization items) ........          14,366            3,417           42,563
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment .............................................          (4,518)          (7,587)          (3,527)
Investment in a joint venture ...................................................              --               --             (249)
Proceeds from sales of businesses ...............................................              85               --           41,513
Proceeds from dispositions of property and equipment ............................               6               74               60
                                                                                     ------------     ------------     ------------
Net cash (used in) provided by investing activities .............................          (4,427)          (7,513)          37,797
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes and other debt obligations .......................              --               --            1,500
Principal payments of debt obligations ..........................................             (76)            (296)         (55,562)
Cash paid for debtor-in-possession financing costs ..............................              --               --             (536)
Refunds of deposits (payments to) collateralize letters of credit, net ..........             350           (1,116)              --
Cash distributions to minority interests ........................................            (768)            (412)          (1,405)
                                                                                     ------------     ------------     ------------
Net cash used in financing activities ...........................................            (494)          (1,824)         (56,003)
                                                                                     ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS ......................           9,445           (5,920)          24,357
NET CASH USED IN DISCONTINUED OPERATIONS ........................................            (193)              --           (3,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................................          21,339           27,259            6,633
                                                                                     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................    $     30,591     $     21,339     $     27,259
                                                                                     ============     ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest .....................................................................    $         66     $        226     $      9,175
   Income taxes .................................................................             331              724              513

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Extraordinary gains on troubled debt restructurings (long-term debt conversion to subsidiary preferred stock), net of income tax expense of $400 for
   the year ended December 31, 2000 .............................................    $    123,517     $     20,706     $    107,772




          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1. DESCRIPTION OF BUSINESS

     Business Activity. As of December 31, 2002, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, including non-intravenous home health products such as durable medical equipment and respiratory therapy services. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as, outsourced hospital compounding services. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the "Bankruptcy Cases"). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), none of the company's other subsidiaries is a debtor in any bankruptcy case. See Notes 3 and 4 for further details.

     Coram's focus is on its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and outsourced hospital compounding services provided by its SoluNet LLC subsidiary. Accordingly, management's primary business strategy is to focus Coram's efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), therapies for persons receiving transplants, pain management and coagulant and blood clotting therapies for persons with hemophilia. Management also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated. Additionally, a reimbursement site consolidation plan was initiated and completed during 2001. See Note 6 for further details.

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

     Concentration of Credit Risk. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. At December 31, 2002, substantially all of the company's cash and cash equivalents were maintained with Harris Trust and Savings Bank ("Harris Bank"). Daily cash balances may be in excess of the FDIC insurance limits but credit risk is mitigated as the company's cash and cash equivalents are only maintained with highly rated institutions. Additionally, effective January 30, 2003, Harris Bank entered into a collateralization agreement with the Chapter 11 trustee whereby Harris Bank will maintain pledged debt securities with the Federal Reserve Bank in an amount sufficient to insure the Debtors' Harris Bank deposits in excess of the FDIC insurance limits. Such debt securities must be either instruments issued directly by the United States Government or other debt instruments that are fully guaranteed by the United States Government.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Accounts receivable are primarily from third-party payers, including private indemnity insurers, managed care organizations and state and federal governmental payers such as Medicare and Medicaid, and are unsecured. Accounts receivable under the Medicare program represented approximately 33% and 32% of the company's consolidated accounts receivable at December 31, 2002 and December 31, 2001, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. Credit risk is mitigated by the large number of entities that comprise the third-party payer base and credit evaluations of patients and third-party payers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Basis of Presentation. The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 3 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

     Reclassifications. Certain amounts in the December 31, 2001 consolidated balance sheet have been reclassified to conform to the 2002 presentation.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of CHC, its subsidiaries, including CI (CHC's wholly-owned direct subsidiary), and joint ventures that are considered to be under the control of CHC. As discussed in Note 1, CI is a party to the Bankruptcy Cases that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

     Bankruptcy Reporting. Effective August 8, 2000, the company began presenting its consolidated financial statements in accordance with the provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company's revenue is billed to third-party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded and billed net of contractual allowances and related discounts. Contractual allowances represent adjustments to established rates (e.g., Average Wholesale Prices for pharmaceutical drugs, etc.) to reflect the amounts expected to be realized from third-party payers under contractual agreements. For non-contracted payers (excluding Medicare and Medicaid), pricing is either negotiated prior to rendering services or the payer is billed at list price. In the former circumstance, contractual allowances are recorded at the time of revenue recognition based upon the pre-negotiated rates. If the payer is billed at list price, a contractual allowance is recorded based upon management's estimates until a payment history is established with the payer, at which time the contractual allowances are modified. In the case of Medicare and Medicaid, contractual allowances are recorded at the time of revenue recognition based upon the allowable recoverable amount pursuant to the underlying federal and state regulations for such governmental programs.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In certain cases, the company accepts fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer's health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain specified dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services. As of December 31, 2002, Coram was a party to only three capitated arrangements (one of which converted to a fee-for-service arrangement effective January 1, 2003). Certain information regarding the company's capitated agreements is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2002       2001         2000
                                                 -------     -------     -------
Capitated agreements as a percentage
   of consolidated net revenue ..............        8.0%        6.3%        4.0%

     Approximately 6.6%, 5.5% and 3.4% of the company's consolidated net revenue for the years ended December 31, 2002, 2001 and 2000, respectively, related to a capitated agreement that provides services to members in the California marketplace. Additionally, Coram owns 50% of a partnership located in California that derived approximately 41.8% of its net revenue during the year ended December 31, 2002 from services provided under such capitated agreement. Risk under this capitated arrangement is somewhat mitigated by the inclusion of contractual stop-loss provisions that protect the company and its partnership when member utilization for identified therapies exceeds contractual thresholds. Once stop-loss provisions are met in any given month, the services are reimbursed at agreed-upon fee-for-service rates. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited Coram, as well as a limited group of other providers, to respond to a request for proposal ("RFP") that covers the services provided exclusively by Coram. Management believes that the payer will select a provider or providers in July 2003 and the new contract or contracts will become effective January 1, 2004. Management can provide no assurances that the company will successfully procure such contract on economic and operational terms that are favorable to the company. The loss of this capitated contract or significant modifications to the terms and conditions of the existing contract could have a materially adverse impact on the results of operations, cash flows and financial condition of the company and its partnership.

     Revenue for the company's clinical research and outsourced hospital compounding businesses is recognized in the period that the services are rendered. Such revenue is determined by reference to contracts between the company and the customer. Additionally, management fees, which are collected from entities managed by the company, are either (1) a fixed fee, (2) based on a percentage of the entities' operating results or (3) based on the number of active patient reimbursement files. Management fees were immaterial for all periods presented in the consolidated statements of income.

     Revenue from the Medicare and Medicaid programs accounted for approximately 25% of the company's consolidated net revenue for each of the years ended December 31, 2002 and 2001 and 22% of the company's consolidated net revenue for the year ended December 31, 2000. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. For the year ended December 31, 2002, the company did not record any material bad debt expense or bad debt recoveries related to such settlement activity. However, the company recorded net bad debt settlement expense aggregating approximately $0.6 million for the year ended December 31, 2001 and, for the year ended December 31, 2000, the company recorded net bad debt settlement recoveries of approximately $0.4 million. Furthermore, management is aware of certain claims, disputes or unresolved matters with third-party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company's financial position, results of operations or cash flows.

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the provision for estimated uncollectible accounts. Additionally, the company establishes supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


filings. The provision for estimated uncollectible accounts is periodically adjusted to reflect current collection, write-off and other trends. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has adequate provisions for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and maximize integration efficiencies related to reimbursement site consolidations and information system changes.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were being eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Service Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable.

     Cash and Cash Equivalents. Cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash limited as to use includes cash with restrictions imposed by third parties.

     Inventories. Inventories, consisting primarily of pharmaceutical drugs and medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of one to seven years for equipment, infusion pumps, furniture, fixtures and vehicles. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the underlying assets. Repairs and maintenance costs are expensed as incurred.

     Capitalized Software Development Costs. Costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use ("SOP 98-1"). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the years ended December 31, 2002 and 2001, software development costs aggregating approximately $1.2 million and $1.5 million, respectively, were capitalized in accordance with SOP 98-1.

     Stock-Based Compensation. The company elected to measure compensation expense related to its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and disclose the pro forma impact of accounting for employee stock-based compensation plans pursuant to the fair value-based provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no APB 25 stock-based compensation expense has been recognized for the company's stock-based compensation plans in the consolidated financial statements. Had compensation expense for such plans been recognized in accordance with the provisions of Statement 123, the company's pro forma financial results would have been as follows (in thousands, except per share amounts):

                                                                     YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2002            2001              2000
                                                           ------------     ------------     ------------

Net loss from continuing operations, as reported ......    $    (49,129)    $    (19,241)    $     (8,391)
Less: Pro forma stock-based compensation expense
      (determined using the fair value method for
      all awards) .....................................            (169)            (396)            (556)
                                                           ------------     ------------     ------------
Pro forma net loss from continuing operations .........    $    (49,298)    $    (19,637)    $     (8,947)
                                                           ============     ============     ============


Net loss per share from continuing operations:
     Basic and diluted, as reported ...................    $      (0.99)    $      (0.39)    $      (0.17)
                                                           ============     ============     ============
     Basic and diluted, pro forma .....................    $      (0.99)    $      (0.40)    $      (0.18)
                                                           ============     ============     ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net loss from continuing operations disclosed above may not be representative of compensation expense in future pro forma years. See Note 13 for further discussion of the company's stock-based compensation plans and assumptions used in determining the pro forma stock-based employee compensation expense in the above table.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). This accounting pronouncement amends Statement 123 and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management evaluated the various methods of transitioning to Statement 123 as outlined in Statement 148 but concluded that the company will continue to use the intrinsic method provided in APB 25 as the company's accounting policy for stock-based compensation plans. The company will continue to provide the pro forma disclosures required pursuant to Statement 123, as amended.

     Income (Loss) Per Share. Basic and diluted income (loss) per share were identical for each year in the three year period ended December 31, 2002. In each such year, the company experienced losses from continuing operations and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive.

     Other Income. During the year ended December 31, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The Bankruptcy Court approved the settlement agreement on August 21, 2002 and, on October 17, 2002, the company received the settlement proceeds. During the year ended December 31, 2000, the company recorded a $0.7 million reserve and other expense related to such escrow deposit based on management's determination, at that time, of the collectibility of the outstanding amount from a party in a bankruptcy proceeding.

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

     Accounting for Asset Retirement Obligations. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of legal obligations associated with the retirement of long-lived tangible assets. Statement 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this accounting pronouncement is not currently anticipated to have a material impact on the company's financial position or results of operations.

     Reporting Extinguishment of Debt. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items, as previously required under Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses From Extinguishments of Debt. Extraordinary treatment will be required for certain extinguishments of debt as provided in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 145 also amends Statement of Financial Accounting Standards No 13, Accounting for Leases, to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Statement 145, as it relates to the rescission of Statement of Financial Accounting Standards No. 4, is effective for the company's year ending December 31, 2003. The provisions of Statement 145 related to Statement of Financial Accounting Standards No. 13 are effective for all transactions entered into subsequent to May 15, 2002. Management is currently reviewing the detail provisions of Statement 145 to determine the impact of this new accounting pronouncement on the company's financial statement presentation, financial position and results of operations.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Accounting for Costs Associated with Exit or Disposal Activities. In October 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 supersedes the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF Issue No. 94-3"). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the entity's commitment to an exit plan, as prescribed in EITF Issue No. 94-3. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this accounting pronouncement is not currently anticipated to have a material impact on the company's financial position or results of operations.

3. REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Background and Certain Important Bankruptcy Court Activity

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain compliant with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in
Note 14) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, CHC's Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement (see Note 9 for details of the executed agreement); and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado;
(iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey. The successful rejection of the Whippany, New Jersey lease caused the company to reverse certain reserves during the year ended December 31, 2000 that had previously been established for the closure of its discontinued operations.

     The Bankruptcy Court granted the Debtors five extensions of the period of time that they must assume or reject unexpired leases of non-residential real property, which expired at the end of January 4, 2001, May 4, 2001, September 3, 2001, January 1, 2002 and May 2, 2002. On May 1, 2002, the Chapter 11 trustee moved the Bankruptcy Court to grant a sixth extension through and including August 27, 2002. The Chapter 11 trustee filed a certificate of no objection on May 21, 2002 and is awaiting issuance of the enabling order by the Bankruptcy Court. However, on September 6, 2002 and December 26, 2002, the Bankruptcy Court granted two separate motions of the Chapter 11 trustee to further extend the period of time to assume or reject the aforementioned real property leases through and including December 31, 2002 and June 30, 2003, respectively.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and
(ii) December 31, 2001. Due to events that have delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company's Chief Executive Officer and Executive Vice President and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million,

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


were paid on March 25, 2002. The Bankruptcy Court postponed its rulings on the Debtors' motions pertaining to the 2002 retention plan and payment of the Chief Executive Officer's retention amounts. However, as discussed below, the Chapter 11 trustee subsequently filed, and the Bankruptcy Court approved, a motion to withdraw the Debtors' motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amount. The company has fully accrued the Chief Executive Officer's retention amounts as of December 31, 2002.

     On September 7, 2001, the Bankruptcy Court authorized the Debtors to pay up to $2.7 million for management incentive plan compensation bonuses pursuant to the management incentive plan for the year ended December 31, 2000 (the "2000 MIP"). In September 2001, the Debtors paid all participants of the 2000 MIP, except for the company's Chief Executive Officer.

     On March 21, 2001, CHC's Compensation Committee of the Board of Directors approved a management incentive program for the year ending December 31, 2001 (the "2001 MIP"). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002 the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with each of the company's Chief Executive Officer and its Executive Vice President: (i) not to request any 2001 MIP payment to the Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company's Executive Vice President is otherwise entitled. The Bankruptcy Court's order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors' previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved the company's Chief Executive Officer's and Executive Vice President's rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "2001 Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the 2001 Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million each through December 2001, including interest at a per annum rate of 7.85%. On May 9, 2002, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Chapter 11 trustee and the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2002 Financing Agreement") to finance the premiums under certain insurance policies. Under the terms of the 2002 Financing Agreement, CHC made down payments of approximately $1.5 million and financed approximately $2.7 million. The 2002 Financing Agreement was secured by the unearned premiums and any loss payments under the covered insurance polices. Commencing on May 15, 2002, the amount financed was paid in seven monthly installments of approximately $0.4 million each, including interest at a per annum rate of 4.9%.

     On October 29, 2001, the Debtors filed a motion with the Bankruptcy Court requesting approval of an agreement providing a non-debtor subsidiary of the company with the authority to sell a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party. On November 13, 2001, the Bankruptcy Court authorized the Debtors to enter into this agreement. The sale of such business was finalized in January 2002 at a sales price of approximately $0.1 million.

     The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court, causing their subsidiaries to pay their own debts in the ordinary course of business. Even though the commencement of the Bankruptcy Cases constituted defaults under the company's principal debt instruments, the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such resulting default without prior Bankruptcy Court authorization.

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries' bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. Under the terms of the settlement agreement, the Resource Network Subsidiaries withdrew the substantive consolidation motion with prejudice. Additionally, the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy proceedings filed motions for relief from the automatic stay to

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


pursue claims against the Debtors and certain of their operating subsidiaries. The Bankruptcy Court granted such motion on June 6, 2002. See Note 14 for further details.

The Debtors' First Joint Plan of Reorganization and Related Activities

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the "Joint Plan") and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the "Restated Joint Plan") and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company's Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") into (a) a four year, interest only note in the principal amount of $180 million that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC's obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of CHC's equity interests. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the common stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI, as the surviving entity, would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the Senior Credit Facility prior to the filing of such Restated Joint Plan.

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors' Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors' largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 9 and 12 for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Series A Preferred Stock." The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2001. See Note 14 for further discussion regarding Stark II.

The Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company's debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied said motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisor to the CHC Independent Committee of the Board of Directors (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee's motion to terminate the Debtors' exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors' exclusivity period to solicit acceptances of any filed plan or plans to November 9, 2001 (the date to solicit acceptances of the plan for CHC's equity holders was subsequently extended to November 12, 2001). On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court extended exclusivity to January 2, 2002. Thereafter, the Debtors' exclusivity period terminated.

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

     o    cancellation of the issued and outstanding CI Preferred Stock, and

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

     The CHC equity holders voted against confirmation of the Second Joint Plan and all other classes of claimholders voted in favor of the Second Joint Plan. If certain conditions of Chapter 11 of the Bankruptcy Code are satisfied, the Bankruptcy Court can confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders. However, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan for the reasons set forth in an accompanying opinion. The Debtors appealed the Bankruptcy Court's order denying confirmation of the Second Joint Plan; however, such appeal was subsequently dismissed.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock (see Notes 9 and 12 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2002. See
Note 14 for further discussion regarding Stark II.

Appointment of Chapter 11 Trustee and Bankruptcy Related Activities During the Year Ended December 31, 2002

     On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied, without prejudice, a renewed motion made by the Equity Committee for leave to bring a derivative lawsuit against certain of the company's current and former directors and officers, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C., Craig Court, Inc., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Harrison J. Goldin Associates, L.L.C. (sic) (all the aforementioned corporate entities, except for Harrison J. Goldin Associates, L.L.C., being parties to certain of the company's debt agreements or affiliates of such

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


entities). Moreover, on February 12, 2002 the Bankruptcy Court denied motions filed by the Equity Committee (i) to require the company to call a stockholders' meeting and (ii) to modify certain aspects of Cl's corporate governance structure.

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

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor's board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors' management rights and responsibilities, he is doing so without any pervasive changes to the company's existing management or organizational structure, other than, as further discussed below, the acceptance of Daniel D. Crowley's resignation effective March 31, 2003.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through April 7, 2003, the Bankruptcy Court has not yet adjudicated any final fee applications. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the restructuring and reorganization of the Debtors. The services may include, subject to the Chapter 11 trustee's discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of the stakeholders' claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002.

     On December 19, 2002, the Equity Committee filed a proposed plan of reorganization (the "Proposed Equity Committee Plan") in respect of the Debtors in the Bankruptcy Court. A complete description of the Proposed Equity Committee Plan is set forth in the Disclosure Statement of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. and Exhibits A through I thereto (collectively the "Proposed Disclosure Statement"). The Proposed Disclosure Statement was filed contemporaneously with the Proposed Equity Committee Plan in the Bankruptcy Court, Jointly Administered Case No. 00-3299, and is available at docket numbers 2019, 2020, 2021 and 2022 in such case. The Proposed Disclosure Statement must be approved by the Bankruptcy Court as containing adequate information before the Equity Committee may solicit votes in favor of confirmation of the Proposed Equity Committee Plan. Under Chapter 11 of the Bankruptcy Code, all parties-in-interest, including stockholders, noteholders, general unsecured creditors and the Chapter 11 trustee, may file objections to the Proposed Disclosure Statement and the Proposed Equity Committee Plan and, in connection therewith, certain parties have already filed objections. A hearing date for the Proposed Disclosure Statement and the Proposed Equity Committee Plan has been tentatively scheduled for June 5, 2003.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2002, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $40.2 million of the Series A Notes, $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram Inc. Series B Cumulative Preferred Stock, $0.001 par value per share (see Notes 9 and 12 for further details). Hereafter the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the "CI Series B Preferred Stock." This transaction generated an extraordinary gain on troubled debt restructuring of approximately $123.5 million in 2002. At December 31, 2002, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ending December 31, 2003. See Note 14 for further discussion regarding Stark II.

Bankruptcy Related Activities Subsequent to December 31, 2002

     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed (i) the earlier of six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 11 for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     The employment contract with Allen J. Marabito, Executive Vice President, acting General Counsel and acting Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue the employment of Mr. Marabito in his prior capacity and in addition, Mr. Marabito has assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito's employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. Under certain circumstances, Mr. Marabito may be entitled to a retention bonus of $380,000 under the company's 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito's services could have a material adverse effect on the company.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other bonus payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). In connection therewith, the company is scheduled to pay approximately $1.8 million to the eligible participants in April 2003. Under the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. The entire Branch Incentive Compensation amount was due and payable to the eligible participants upon approval of the 2003 KERP by the Bankruptcy Court.

     The Chapter 11 trustee intends to file his own plan or plans of reorganization with the Bankruptcy Court on or before May 15, 2003.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Other Bankruptcy-Related Disclosures

     Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors' operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from the determination by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. See Note 14 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries' bankruptcy proceedings.

     The principal categories and balances of Chapter 11 bankruptcy claims accrued in the consolidated balance sheets at December 31, 2002 and 2001 and included in liabilities subject to compromise are summarized as follows (in thousands):

                                                                                   2002             2001
                                                                                ------------    ------------
Series A Notes and Series B Notes and other long-term
   debt obligations ........................................................    $      9,130    $    132,422
Liabilities of discontinued operations subject to compromise ...............           2,936           2,936
Earn-out obligation ........................................................           1,268           1,268
Accounts payable ...........................................................           1,390           1,390
Accrued merger and restructuring costs (primarily severance liabilities) ...             468             468
Legal and professional liabilities .........................................              98              98
Other ......................................................................             340             764
                                                                                ------------    ------------
   Total liabilities subject to compromise .................................    $     15,630    $    139,346
                                                                                ============    ============

     In addition to the amounts disclosed in the table above, the holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the "CI Preferred Stock Holders") continue to maintain claim positions within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI's common stock and all claims against and equity interests in CHC.

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole of common shareholder of Coram, Inc. The complaint alleges, among other things, that the aforementioned defendants have (i) engaged in inequitable conduct, (ii) conferred an unfair advantage upon themselves and (iii) caused damage to Coram Healthcare Corporation. The adversary proceeding is currently pending before the Bankruptcy Court and defendants have not yet responded to the complaint.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures relating to the Bankruptcy Cases, offset by interest earned on cash

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


accumulated as a result of the Debtors not paying their pre-petition liabilities during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                               2002             2001             2000
                                                          ------------     ------------     ------------

Legal, accounting and consulting fees ................    $      4,731     $     13,002     $      5,299
Key employee retention plan expenses .................             (40)           1,769            2,491
Resource Network Subsidiaries' settlement amount .....              --               --              500
Office of the United States Trustee fees .............              41               41               21
Interest income ......................................            (457)            (415)             (47)
                                                          ------------     ------------     ------------
   Total reorganization expenses, net ................    $      4,275     $     14,397     $      8,264
                                                          ============     ============     ============

4. DISCONTINUED OPERATIONS

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

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practices Association, Inc. (the "R-Net Creditors' Committee") filed a competing proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement and a hearing thereon is scheduled for May 14, 2003.

     The agreements that R-Net had for the provision of ancillary network management services, including the Aetna Master Agreement, have been terminated and R-Net is no longer providing any ancillary network management services. Additionally, all of the R-Net locations have been closed in connection with its proposed liquidation. Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the R-Net Board of Directors to manage the liquidation of the R-Net business.

     Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. In connection therewith, Coram separately reflected R-Net's operating results in the consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the three years in the period ended December 31, 2002.

     On April 20, 2000, the company and Aetna reached an amicable resolution to then outstanding disputes related to the Master Agreement and, in connection therewith, all claims and counterclaims amongst the parties were dismissed from the courts of appropriate jurisdiction. The financial impact associated with the final resolution of these matters, which was charged to discontinued operations for the year ended December 31, 2000, did not have a material effect on the company's consolidated financial position or results of operations. Additionally, the loss from disposal of discontinued operations during the year ended December 31, 2000 of approximately $0.7 million includes incremental reserves for litigation and other wind-down costs, net of certain insurance recoveries, facility cost reserve reductions resulting from the Bankruptcy Cases, reserve adjustments due to changes in the estimated amounts of legal and professional fees necessary to complete R-Net's bankruptcy proceedings and a $0.5 million settlement with the Debtors for a certain substantive consolidation matter (discussed in further detail at Note 3).

     For the year ended December 31, 2001, Coram recorded a $0.3 million loss from disposal of discontinued operations related to certain litigation between the R-Net Creditors' Committee and the Debtors and several of their non-debtor subsidiaries. During the year ended December 31, 2002, the company recorded an additional $0.7 million loss from disposal of discontinued operations for

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


legal costs related to the R-Net Creditors' Committee litigation, as well as, legal costs associated with corresponding indemnifications provided to the company's officers and directors.

     As of December 31, 2002, the company has provided approximately $27.3 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors' Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters (e.g., R-Net creditors ultimately may successfully assert claims against the company). See
Note 14 for further details regarding the R-Net Creditors' Committee litigation and related matters.

5. SALE OF CPS AND OTHER BUSINESSES

     On July 31, 2000, the company completed the sale of substantially all of the assets and the assignment of certain related liabilities of the CPS business to Curascript Pharmacy, Inc. and Curascript PBM Services, Inc. (collectively the "Buyers") for a one-time cash payment of approximately $41.3 million. The Buyers were effectively a management-led group that was financed by GTCR Golder Rauner, L.L.C. The company's gain on the sale of the CPS business was approximately $18.3 million. The cash proceeds, after related expenses, were applied to the then outstanding principal balance under the company's revolving line of credit of $28.5 million and an additional $9.5 million was applied to the principal balance of the Series A Senior Subordinated Unsecured Notes. See Note 9 for further details.

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

     During the year ended December 31, 2002, the company finalized the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain of approximately $46,000.

6. MERGER AND RESTRUCTURING RESERVES

     As a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc. (the "Caremark Business"), during May 1995 the company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged approximately $25.8 million to operations as a restructuring cost.

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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through December 31, 2002, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

                                                            CHARGES THROUGH DECEMBER 31, 2002        BALANCES AT DECEMBER 31, 2002
                                                     ----------------------------------------------- -----------------------------
                                                                                                       ESTIMATED
                                                         CASH           NON-CASH                      FUTURE CASH        TOTAL
                                                     EXPENDITURES       CHARGES          TOTALS       EXPENDITURES      CHARGES
                                                     ------------     ------------    ------------    ------------    ------------

Caremark Business Consolidation Plan:
   Personnel reduction costs .....................   $     11,300     $         --    $     11,300    $         --    $     11,300
   Facility reduction costs ......................         10,437            3,900          14,337             260          14,597
                                                     ------------     ------------    ------------    ------------    ------------

     Subtotals ...................................         21,737            3,900          25,637             260          25,897

Coram Restructure Plan:
   Personnel reduction costs .....................          2,361               --           2,361             104           2,465
   Facility reduction costs ......................          1,223               --           1,223             294           1,517
                                                     ------------     ------------    ------------    ------------    ------------
     Subtotals ...................................          3,584               --           3,584             398           3,982
                                                     ------------     ------------    ------------    ------------    ------------
Totals ...........................................   $     25,321     $      3,900    $     29,221             658    $     29,879
                                                     ============     ============    ============                    ============
   Restructuring costs subject to compromise .....                                                            (468)
                                                                                                      ------------
   Accrued merger and restructuring costs
     per the consolidated balance sheet ..........                                                    $        190
                                                                                                      ============


     During the year ended December 31, 2002, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):


Balance at December 31, 2001 ..........................    $        583
Activity during the year ended December 31, 2002:
   Payments under the plans ...........................            (280)
   Change in estimate attributable to future
       utilization of a
       leased facility ................................            (100)
   Early termination of the leased facility ...........             (13)
                                                           ------------
Balance at December 31, 2002 ..........................    $        190
                                                           ============

     The company estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 73% through December 31, 2003, 21% through December 31, 2004 and 6% through December 31, 2005.

7. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                    DECEMBER 31,
                                                           -----------------------------
                                                               2002             2001
                                                           ------------     ------------

Equipment and other ...................................    $     26,765     $     27,433
Software ..............................................          14,223           11,397
Furniture and fixtures ................................           7,178            7,160
Computer equipment ....................................           7,156            6,281
Leasehold improvements ................................           5,364            4,993
Work in process .......................................               5            1,526
                                                           ------------     ------------
                                                                 60,691           58,790
Less accumulated depreciation and amortization ........         (50,252)         (43,760)
                                                           ------------     ------------
                                                           $     10,439     $     15,030
                                                           ============     ============

     The above table includes immaterial amounts of equipment under capital leases. The work in process balance at December 31, 2001 includes software, computer equipment and costs capitalized in accordance with SOP 98-1 (principally related to upgrades of Coram's company-wide information systems). For the years ended December 31, 2002, 2001 and 2000, depreciation and amortization expense related to property and equipment aggregated approximately $7.9 million, $7.6 million and $7.6 million, respectively.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. GOODWILL AND OTHER LONG-LIVED ASSETS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that goodwill and other intangible assets with indefinite useful lives be reviewed for impairment at least annually. The company adopted Statement 142 on January 1, 2002. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives.

     Goodwill. Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases. Certain agreements related to previously acquired businesses or interests therein provide for additional contingent consideration to be paid by the company. The amount of additional consideration, if any, is generally based on the financial performance levels of the acquired companies. In the period these payments become probable, they are recorded as additional goodwill. See
Note 14 for further details concerning contingencies relative to earn-out payments.

     Statement 142 requires the company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the second quarter of 2002, management utilized estimates of the enterprise value of the company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the company's corresponding net assets as of that date. Based on the results of such test, management concluded that a potentially significant impairment of the company's goodwill existed.

     The company performed the second step of the process described in Statement 142 during the fourth quarter of 2002. Determining the amount of the impairment required management to identify the implied fair value of the company's goodwill. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company's liabilities will be impacted by their settlement value pursuant to a plan or plans of reorganization set forth by the Debtors' Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company's goodwill is premised on several highly judgmental assumptions, including, among other things, the company's enterprise value and the final disposition of the company's pre-petition liabilities. The company's enterprise value at January 1, 2002 was determined based upon a recent valuation performed by an independent outside valuation firm that considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. Statement 142 requires that the implied fair value of goodwill, determined in a hypothetical purchase price allocation, be compared to the carrying value of such goodwill. Using the valuation report, management established a protocol that was designed to compare the fair value of the company's implied goodwill to the corresponding amount recognized in the company's balance sheet at January 1, 2002. As a result of this analysis, the company recognized a transitional goodwill impairment charge of approximately $71.9 million, which, in accordance with Statement 142, is reflected in the consolidated financial statements as a cumulative effect of a change in an accounting principle in the first quarter of 2002. Accordingly, the results of operations and financial position of the company for the first quarter of 2002 have been restated in the quarterly results presented in Note 16 and will be restated in future quarterly and annual consolidated financial statements filed with the Securities and Exchange Commission.

     Furthermore, due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002, the company's enterprise value was adversely impacted during the year. As a result, management concluded that an additional goodwill impairment existed at December 1, 2002 (i.e., the date selected to conduct the annual goodwill impairment test prescribed by Statement
142). To determine the company's enterprise value at such date, management utilized a valuation report prepared by certain independent investment bankers engaged by the Chapter 11 trustee. The valuation report prepared by the investment bankers, consistent with the January 1, 2002 report, considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. As a result of the annual goodwill impairment analysis, which was completed on a basis consistent with the transitional impairment analysis, the company recognized an additional charge of approximately $62.5 million that is reflected in the consolidated financial statements in the fourth quarter of 2002.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 (in thousands):

                                                                               YEARS ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                                2002             2001
                                                                            ------------     ------------

Balances at the beginning of the year ..................................    $    180,871     $    193,855
Amortization expense ...................................................              --           (9,822)
Transitional impairment charge resulting from the initial implementation
  of Statement 142 .....................................................         (71,902)              --
Charges for impairments of goodwill ....................................         (62,499)          (3,162)
                                                                            ------------     ------------
Balances at the end of the year ........................................    $     46,470     $    180,871
                                                                            ============     ============

     Prior to the adoption of Statement 142, the company amortized goodwill on a straight-line basis over 25 years. Through December 31, 2001, the company recorded accumulated goodwill amortization of approximately $97.6 million. Income (loss) before extraordinary items, net income and related earnings per share, adjusted to exclude the amortization of goodwill for the years ended December 31, 2001 and 2000, are as follows (in thousands, except per share amounts):

                                                                                 YEARS ENDED DECEMBER 31,
                                                                               -----------------------------
                                                                                    2001            2000
                                                                               ------------     ------------
Adjusted income (loss) from continuing operations before
   extraordinary gains on troubled debt restructurings ....................    $     (9,419)    $      1,836
Loss from disposal of discontinued operations .............................            (250)            (662)
Extraordinary gains on troubled debt restructurings, net ..................          20,706          107,772
                                                                               ------------     ------------
Adjusted net income .......................................................    $     11,037     $    108,946
                                                                               ============     ============
Adjusted Income (Loss) Per Share - Basic:
     Adjusted income (loss) from continuing operations ....................    $      (0.19)    $       0.03
     Loss from disposal of discontinued operations ........................           (0.01)           (0.01)
     Extraordinary gains on troubled debt restructurings, net .............            0.42             2.17
                                                                               ------------     ------------
     Adjusted net income ..................................................    $       0.22     $       2.19
                                                                               ============     ============

Adjusted Income (Loss) Per Share - Diluted:
     Adjusted income (loss) from continuing operations ....................    $      (0.19)    $       0.03
     Loss from disposal of discontinued operations ........................           (0.01)           (0.01)
     Extraordinary gains on troubled debt restructurings, net .............            0.42             2.05
                                                                               ------------     ------------
     Adjusted net income ..................................................    $       0.22     $       2.07
                                                                               ============     ============

Weighted average common shares used in the computation of income (loss)
   per share:
     Basic ................................................................          49,638           49,638
                                                                               ============     ============
     Diluted ..............................................................          49,638           52,525
                                                                               ============     ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The reconciliation of reported net income to adjusted net income is as follows (in thousands):

                                              YEARS ENDED DECEMBER 31,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------

Reported net income ....................    $      1,215    $     98,719
Add back: amortization of goodwill .....           9,822          10,227
                                            ------------    ------------
Adjusted net income ....................    $     11,037    $    108,946
                                            ============    ============

     Prior to the adoption of Statement 142, the carrying value of goodwill and other long-lived assets was reviewed quarterly to determine if any impairment indicators were present. When it was determined that such indicators were present and the review indicated that the assets would not be recoverable, based on comparing undiscounted estimated cash flows to the carrying value of the underlying assets, such carrying value was reduced to estimated fair value based on discounted cash flow estimates. Similar to Statement 142, impairment indicators included, among other conditions, cash flow deficits; historical or anticipated declines in revenue or operating profit; adverse legal, regulatory or reimbursement developments; or a material decrease in the fair value of some or all of the assets. However, unlike Statement 142, such reviews were performed separately for each of the identifiable markets in which the company operates, and all indefinite and definite long-lived assets associated with an identifiable market were considered together with goodwill for the purpose of such reviews (under Statement 142 goodwill is reviewed separately from other long-lived assets).

     During the years ended December 31, 2001 and 2000, Coram recognized charges for impairments of goodwill and other long-lived assets of approximately $3.3 million and $8.3 million, respectively. These impairment charges resulted primarily from recurring operating losses or substandard financial performance at the infusion branches to which the associated goodwill and other long-lived assets related. The amount of impairment charges were determined using forecasted discounted cash flows of those branches with indicators of potential impairment of allocated long-lived assets. The forecasted cash flows were based on earnings before interest expense, taxes, depreciation and amortization with an effective 8% growth rate, offset by corporate administrative cost allocations with an estimated growth rate of 2%. A discount rate of 10% was used to calculate the net present value of the 25 year forecasted future cash flows and an estimated terminal value.

     Other Intangible Assets. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, insofar as they relate to the disposal of a segment of a business. The company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no effect on the company's results of operations or financial position.

     The principal components of intangible assets other than goodwill are as follows (in thousands):

                                                                 DECEMBER 31, 2002              DECEMBER 31, 2001
                                                           -----------------------------   ---------------------------
                                                              GROSS                           GROSS
                                                            CARRYING                        CARRYING
                                                            AMOUNT (AT     ACCUMULATED      AMOUNT (AT      ACCUMULATED
                                                              COST)        AMORTIZATION       COST)         AMORTIZATION
                                                           ------------    ------------     ------------    ------------

Commercial payer contracts ............................    $     13,683    $    (13,683)    $     13,683    $    (13,193)
Patient outcomes database .............................           8,386          (3,296)           8,386          (2,880)
Employee noncompete agreements ........................           3,343          (3,342)           3,343          (3,340)
                                                           ------------    ------------     ------------    ------------
Total intangible assets ...............................          25,412         (20,321)          25,412         (19,413)
Other deferred costs ..................................             302            (123)             302             (31)
                                                           ------------    ------------     ------------    ------------
Total intangible assets and other deferred costs ......    $     25,714    $    (20,444)    $     25,714    $    (19,444)
                                                           ============    ============     ============    ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Amortization expense related to intangible assets, which is included in selling, general and administrative expenses, was approximately $0.9 million, $2.5 million and $2.5 million during the years ended December 31, 2002, 2001 and 2000, respectively.

     Estimated future amortization expense related to intangible assets for each of the five years ending December 31, 2007 is as follows (in thousands):

                                            ESTIMATED FUTURE
              YEARS ENDING DECEMBER 31    AMORTIZATION EXPENSE
              ------------------------    --------------------

                    2003............          $   417
                    2004............              416
                    2005............              416
                    2006............              416
                    2007............              416

9. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

                                                                    DECEMBER 31,
                                                           -----------------------------
                                                               2002             2001
                                                           ------------     ------------
Series A Senior Subordinated Unsecured Notes ..........    $         --     $     40,208
Series B Senior Subordinated Unsecured Convertible
Notes .................................................           9,000           92,084
Accreditation note payable ............................             118              185
Other obligations, including capital leases, at
  interest rates ranging from 7.5% to 13.1% ...........             146              155
                                                           ------------     ------------
                                                                  9,264          132,632
Less: Debt obligations subject to compromise ..........          (9,130)        (132,422)
Less: Current scheduled maturities ....................             (61)             (60)
                                                           ------------     ------------
                                                           $         73     $        150
                                                           ============     ============

     As a result of the Bankruptcy Cases, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the accompanying Consolidated Balance Sheets in accordance with SOP 90-7. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the "Securities Exchange Agreement"), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the "Lenders") and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the "DIP Agreement); however, such credit facility expired under its terms on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors' voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors' ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

     The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Bankruptcy Cases if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Second Joint Plan (see Note 3 for further details), which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan or plans of reorganization put forth by the Debtors' Chapter 11 trustee or any other interested party may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with Chapter 11 of the Bankruptcy Code would be required.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     Debtor-In-Possession Financing Agreement. Effective August 30, 2000 and approved by the Bankruptcy Court on September 12, 2000, the Debtors entered into the DIP Agreement. The DIP Agreement provided that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. Maximum borrowings were generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined, and (ii) 95%. The DIP Agreement was secured by the capital stock of the Debtors' subsidiaries, as well as, the accounts receivable and certain other assets held by the Debtors and their subsidiaries. No borrowings were made under DIP Agreement, which expired under its terms on August 31, 2001. To secure the DIP Agreement, the Debtors paid an origination fee of 1% of the total committed line of credit in 2000, plus commitment fees on the unused facility at the rate of 0.5% per annum, payable monthly in arrears, totaling $0.2 million in 2001.

     Senior Credit Facility. On August 20, 1998, the company entered into the Senior Credit Facility, which provided for the availability of up to $60.0 million for acquisitions, working capital, letters of credit and other corporate purposes. The terms of the agreement also provided for the issuance of letters of credit of up to $25.0 million provided that available credit would not fall below zero. In connection with the sale of CPS, effective July 31, 2000, the company reduced its outstanding borrowing under the Senior Credit Facility by $28.5 million, only leaving outstanding irrevocable letter of credit obligations totaling $2.7 million. Furthermore, on September 21, 2000 and January 29, 2001, the company permanently reduced the Senior Credit Facility commitment to $2.7 million and $2.1 million, respectively, in order to reduce the fees related to commitments on which the company was not able to borrow against due to the Bankruptcy Cases. Effective February 6, 2001, the Lenders and the company terminated the Senior Credit Facility. In connection with the termination of the Senior Credit Facility and pursuant to orders of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"), an affiliate of Foothill Capital Corporation (a party to the Senior Credit Facility and the Securities Exchange Agreement). Such letters of credit aggregated approximately $0.8 million at December 31, 2002 but were reduced to approximately $0.5 million in January and February 2003. The company's letters of credit are fully secured by interest-bearing cash deposits held by Wells Fargo. The outstanding letters of credit have maturity dates in September 2003 ($187,000) and February 2004 ($278,000).

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

     Among other fees, the company paid approximately $0.6 million upon consummation of the Senior Credit Facility and was thereafter liable for commitment fees on the unused facility at 0.375% per annum, due quarterly in arrears. Additionally, the terms of the agreement provided for the issuance of warrants to purchase up to 1.9 million shares of the company's common stock at $0.01 per share, subject to customary anti-dilution adjustments (the "1998 Warrants"). The estimated fair value of the 1998 Warrants was determined on the date of issuance and capitalized as deferred debt issuance costs. Such costs were amortized ratably to interest expense over the life of the Senior Credit Facility; however, contemporaneous with the permanent reduction of the borrowing capacity on September 21, 2000, the company charged to interest expense approximately $1.1 million of remaining deferred debt issuance costs related to the Senior Credit Facility. The 1998 Warrants expired on February 6, 2001 when the Senior Credit Facility was terminated.

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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     On December 28, 2000, the Bankruptcy Court approved the Debtors' request to exchange a sufficient amount of debt and related accrued interest for Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of Stark II. Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Series A Preferred Stock." On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate contractual unpaid interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of CI Series A Preferred Stock (see Note 12 for further details regarding the preferred stock). Following the exchange, the Holders retained approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes was adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, were both modified to June 30, 2001. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("Statement No. 15"). In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2000 of approximately $107.8 million, net of tax.

     On December 27, 2001, the Bankruptcy Court approved the Debtors' request to exchange an additional amount of debt and related contractual unpaid interest for CI Series A Preferred Stock in an amount sufficient to maintain compliance with Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was amended ("Amendment No. 5") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of CI Series A Preferred Stock. Following this second exchange, the Holders retained approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the Series A Notes' and Series B Notes' scheduled maturity date of June 30, 2001 were both modified to June 30, 2002. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2001 of approximately $20.7 million.

     On December 31, 2002, with approval from the Bankruptcy Court, the Holders exchanged an additional amount of debt and related contractual unpaid interest for Coram, Inc. Series B Cumulative Preferred Stock in an amount sufficient to maintain compliance with Stark II. Hereafter, the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the "CI Series B Preferred Stock." The Securities Exchange Agreement was amended ("Amendment No. 6") on December 31, 2002 and a third Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $40.2 million aggregate principal amount of the Series A Notes, $7.3 million of aggregate contractual unpaid interest on the Series A Notes, $83.1 million aggregate principal amount of the Series B Notes and $16.6 million of aggregate contractual unpaid interest on the Series B Notes for approximately 1,218.3 shares of the CI Series B Preferred Stock. Following this third exchange, the Holders retain $9.0 million aggregate principal amount of the Series B Notes and no Series A Notes. Pursuant to Amendment No. 6, the Series B Notes' scheduled maturity date of June 30, 2002 has been modified to June 30, 2003. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the fourth quarter of the year ended December 31, 2002 of approximately $123.5 million.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Although the principal amounts under the Series A Notes and Series B Notes were not paid on their scheduled maturity date of June 30, 2002 and the company was in technical default of the Securities Exchange Agreement from that date until the execution of Amendment No. 6, the Holders were stayed from any remedies pursuant to the provisions of Chapter 11 of the Bankruptcy Code. Moreover, the default was effectively cured by Amendment No. 6.

     The Securities Exchange Agreement pursuant to which the Series A Notes and the Series B Notes were issued, contains customary covenants and events of default. Upon the Debtors' Chapter 11 bankruptcy filings, the company was in violation of certain covenants and conditions thereunder; however, such bankruptcy proceedings have stayed any remedial actions by either the Debtors or the Holders. Additionally, the company was not in compliance with other covenants relating to (i) certain contractual relationships its wholly-owned Resource Network Subsidiaries had with certain parties that were contracted to provide services pursuant to the Aetna Master Agreement, effective May 1, 1998, and (ii) other covenants relating to the capitalization of subsidiaries. The company received waivers from its lenders regarding such events of noncompliance. The voluntary filing of Chapter 11 bankruptcy petitions by the Resource Network Subsidiaries caused further defaults under the Securities Exchange Agreement; however, such defaults were waived by the Holders. In connection with these waivers and the waivers provided for certain matters of noncompliance under the Senior Credit Facility, the company and the Holders entered into a Securities Credit Agreement amendment on November 15, 1999 pursuant to which the Holders agreed that no interest on the Series A Notes and the Series B Notes would be due for the period from November 15, 1999 through the earlier of (i) final resolution of certain litigation with Aetna or (ii) May 15, 2000. The Aetna litigation was settled on April 20, 2000 and, as a result, the obligation to pay interest on the Series A Notes and the Series B Notes resumed on such date. However, due to the Bankruptcy Cases, no interest has been paid subsequent to August 8, 2000.

     Notwithstanding the aforementioned default for non-payment of principal on the Series A Notes and the Series B Notes on June 30, 2002, subsequently cured by Amendment No. 6, management believes that at December 31, 2002 the company was in compliance with all covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or defaults will occur in future periods and whether any necessary waivers would be granted.

     The Series B Notes are (and the Series A Notes were) scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of pari passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no interest is being paid subsequent to August 8, 2000 due to the ongoing Bankruptcy Cases. Pursuant to the troubled debt restructuring rules promulgated under Statement No. 15 and other accounting rules under SOP 90-7, no interest expense has been recognized in the company's consolidated financial statements relative to the Series A Notes and the Series B Notes since December 29, 2000.

     The Series B Notes are redeemable, in whole or in part, at the option of the Holders in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the Series B Notes are redeemable, subject to prior authorization by the Bankruptcy Court, at 103% of the then outstanding principal amount, plus accrued interest.

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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. INCOME TAXES

     The amount of income tax expense allocated to continuing operations, discontinued operations, extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle is as follows (in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2002           2001             2000
                                                           ------------    ------------    ------------

Continuing operations .................................    $         71    $        150    $        250
Discontinued operations ...............................              --              --              --
Extraordinary gains on troubled debt restructurings ...              --              --             400
Cumulative effect of a change in accounting
  principle ...........................................              --              --              --
                                                           ------------    ------------    ------------
   Total income tax expense ...........................    $         71    $        150    $        650
                                                           ============    ============    ============


     The components of consolidated income tax expense attributable to continuing operations are as follows (in thousands):

                                              YEARS ENDED DECEMBER 31,
                                  --------------------------------------------
                                      2002            2001            2000
                                  ------------    ------------    ------------
Current:
   Federal ...................    $         --    $         --    $         --
   State .....................              71             150             250
                                  ------------    ------------    ------------
     Total current ...........              71             150             250
                                  ------------    ------------    ------------
Deferred:
   Federal ...................              --              --              --
   State .....................              --              --              --
                                  ------------    ------------    ------------
     Total deferred ..........              --              --              --
                                  ------------    ------------    ------------
   Income tax expense ........    $         71    $        150    $        250
                                  ============    ============    ============


     The following table reconciles the federal statutory rate to the effective income tax expense rate attributable to continuing operations:


                                                                            YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                   2002               2001              2000
                                                                ------------      ------------      ------------
Federal statutory rate .....................................           (35.0)%           (35.0)%           (35.0)%
Valuation allowances .......................................            15.5              (1.1)            (12.2)
State income taxes, net of federal income tax benefit ......             0.1               0.5               2.0
Goodwill impairment ........................................            34.3                --                --
Goodwill amortization ......................................              --              13.3              31.2
Reorganization expenses ....................................             3.2              22.3              20.2
Post-petition interest on the Series A Notes
  and the Series B Notes ...................................           (18.4)               --                --
Other ......................................................             0.4               0.8              (3.1)
                                                                ------------      ------------      ------------
Effective income tax expense rate ..........................             0.1%              0.8%              3.1%
                                                                ============      ============      ============

     The effective income tax rates for each of the years in the three year period ended December 31, 2002 are higher than the statutory rate because the company is not recognizing the deferred income tax benefits of annual losses.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The temporary differences, tax effected, which give rise to the company's net deferred tax assets (liabilities) were as follows (in thousands):

                                                              DECEMBER 31,
                                                     -----------------------------
                                                         2002             2001
                                                     ------------     ------------
Deferred tax assets:
   Goodwill .....................................    $     45,885     $     40,356
   Restructuring costs ..........................           1,709            2,153
   Net operating loss carryforwards .............          76,615           69,816
   AMT credit carryforwards .....................           2,814            4,113
   Allowances for doubtful accounts .............          11,846           10,708
   Intangible assets ............................           3,448            3,812
   Resource Network Subsidiaries' reserves ......           5,698            5,227
   Accrued interest .............................           3,478            2,866
   Accrued bonuses ..............................           7,426            7,345
   Accrued vacation .............................             637              833
   Property and equipment .......................           1,102               --
   Other accruals ...............................           2,656            2,489
   Other ........................................           1,367            1,308
                                                     ------------     ------------
     Total gross deferred tax assets ............         164,681          151,026
Less valuation allowance ........................        (164,125)        (150,129)
                                                     ------------     ------------
     Total deferred tax assets ..................             556              897
                                                     ------------     ------------
Deferred tax liabilities:
   Property and equipment .......................              --             (435)
   Other ........................................            (556)            (462)
                                                     ------------     ------------
     Total deferred tax liabilities .............            (556)            (897)
                                                     ------------     ------------
     Net deferred tax asset (liability) .........    $         --     $         --
                                                     ============     ============

     Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the balance of deferred tax assets is sufficiently uncertain at this time, they have been wholly offset by valuation allowances at both December 31, 2002 and 2001.

     As of December 31, 2002, the company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $194.0 million, which are available to offset future federal taxable income and expire in varying amounts in the years 2003 through 2022. This NOL balance includes approximately $34.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $194.0 million of federal NOLs and certain of the company's state NOLs is uncertain due to income tax rules related to the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the "CI Series A Preferred Stock") in December 2001 and 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the "CI Series B Preferred Stock") in December 2002 (see Note 12 for further details). As of December 31, 2002, the company had alternative minimum tax credit carryforwards of approximately $2.8 million, which are available to offset future regular income taxes and have an indefinite carryforward period.

     As a result of the issuance of CI Series A Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000 CI filed income tax returns as the parent company of the new consolidated group and CHC filed its own separate income tax returns. The issuance of the CI Series A Preferred Stock in December 2000 also caused an ownership change at CI for federal income tax purposes. However, CI currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the Internal Revenue Code ("IRC"). The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings included in the consolidated financial statements are generally not subject to tax pursuant to the cancellation of debt provisions included in IRC Section 108.

     In connection with recently enacted legislation, during the year ended December 2002 the company filed refund claims with the Internal Revenue Service ("IRS") requesting approximately $1.8 million of previously paid alternative minimum taxes. Such amount has been reflected in the consolidated financial statements. Moreover, approximately $0.1 million of the filed refund claims was received by the company in January 2003.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In January 1999, the IRS completed an examination of the company's federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to prior tax liabilities. The company had previously agreed to adjustments of $24.4 million that only affected available NOLs. The adjustments involve the deductibility of warrants, write-offs of goodwill and the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years. In May 1999, the company received a statutory notice of deficiency totaling approximately $12.7 million (obtained from federal tax refunds), plus interest and penalties to be determined, with respect to certain proposed adjustments seeking to recover taxes previously refunded. In August 1999, the company filed a petition with the United States Tax Court (the "Tax Court") contesting the notice of deficiency. The IRS responded to the petition and requested the petition be denied. The Tax Court proceeding is currently stayed by reason of the Bankruptcy Cases.

     Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company reached a tentative settlement agreement with the IRS Appeals office on the aforementioned issues and subsequently entered into proposed Decision and Stipulation agreements with the IRS (collectively the "Proposed Settlement"). Subject to obtaining necessary approvals from the Joint Committee of Taxation, the Debtors' Chapter 11 trustee and the Bankruptcy Court, the Proposed Settlement will be filed with the Tax Court. In September 2002, the Joint Committee of Taxation approved the Proposed Settlement and the Chapter 11 trustee is currently reviewing such settlement agreement.

     If ultimately approved by all parties, the Proposed Settlement would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $8.8 million at December 31, 2002. In connection therewith, the consolidated financial statements include short-term and long-term liability reserves for the Proposed Settlement aggregating $18.7 million, including approximately $1.5 million, $1.4 million and $1.1 million of interest expense recorded during the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, during the year ended December 31, 2001 changes in estimates related to the aggregate accumulated interest on the projected settlement with the IRS were recognized, resulting in $4.5 million of incremental interest expense. The federal income tax adjustments would also give rise to additional state tax liabilities.

     In October 2002, the company submitted a proposed payment plan to the IRS and management is currently negotiating payment terms with the IRS. The consolidated balance sheet at December 31, 2002 includes approximately $3.1 million of short-term liabilities which represent management's projection of the principal amount that will be due on or before December 31, 2003. If the company is not able to finalize an installment plan with the IRS with respect to the Proposed Settlement amount or if the Chapter 11 trustee or the Bankruptcy Court do not approve the Proposed Settlement amount or an installment plan, the financial position and liquidity of the company could be materially adversely affected.

11. RELATED PARTY TRANSACTIONS

     A director of the company also served on the Board of Directors of Sabratek Corporation ("Sabratek") from October 1992 through August 23, 1999. Sabratek filed for Chapter 11 bankruptcy protection on December 17, 1999 and, in connection therewith, Coram filed a $1.3 million proof of claim in Sabratek's bankruptcy proceedings for vendor rebates earned but not paid. In January 2000, the assets and certain liabilities of Sabratek's Device Business were acquired by Baxter Healthcare Corporation ("Baxter"). Baxter subsequently filed a proof of claim of approximately $0.3 million in the Debtors' bankruptcy proceedings for products purchased from Sabratek. Management continues to evaluate the validity of Baxter's proof of claim. On April 19, 2001, the Bankruptcy Court confirmed Sabratek's Second Amended Joint Plan of Liquidation and, in connection therewith, liquidation proceedings are ongoing. No assurances can be given regarding the recoverability of the company's claim against Sabratek. Notwithstanding the separate proofs of claim filings, Baxter and the company have an ongoing business relationship involving drugs, supplies and pumps.

     The company's former Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm from which the company purchased services. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. DHS has continued to bill the company the actual costs it attributes to DHS' Sacramento, California location where Mr. Crowley and other persons are located and perform services for or on behalf of the company. Subsequent to December 31, 2002, approximately $0.1 million was paid to DHS for such costs. Additionally, the company paid approximately $0.3 million to DHS for each of the years ended December 31, 2002 and 2001, and $0.7 million for the year ended December 31, 2000 for reimbursable costs and consulting services. DHS also provides management consulting services to third parties and third party entities other than the company. In 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease for office space related to the Sacramento, California location where certain company employees are located. The rent, including parking and certain utilities, is approximately $7,900 per month and is scheduled to commence on April 1, 2003.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley is to be paid $1.8 million following the successful refinancing of the company's debt. In connection therewith and the December 2000 debt to preferred stock exchange transaction discussed in Notes 3 and 9, the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as the Chapter 11 trustee's or another interested party's plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Mr. Crowley is also entitled to performance bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million based on overall company performance under the Management Incentive Plans. Mr. Crowley also participates in the company's key employee retention plans. In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 3, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the consolidated financial statements, will be proposed or opposed in a new plan or plans of reorganization submitted by the Chapter 11 trustee or any other interested party. However, Mr. Crowley has indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation.

     Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. ("Cerberus"), a party to the company's former debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley was paid approximately $1 million per annum plus potential performance-related bonuses, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus included, but were not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court's denial of the Second Joint Plan on December 21, 2001. In September 2002, Mr. Crowley formally terminated the Cerberus employment contract.

     Mr. Crowley was also the Chairman of the Board of Directors of Winterland Productions, Inc. ("Winterland"), a privately held affinity merchandise company in which an interest was owned by an affiliate of Cerberus. On January 2, 2001, Winterland voluntarily filed for protection under Chapter 11 of the Bankruptcy Code in the Northern District of California. On December 12, 2001, such bankruptcy court approved the sale of substantially all of the assets of Winterland to Signatures Network, Inc. Since that date, Winterland has been liquidated and Mr. Crowley is no longer a director or officer of the company.

     As further discussed in Note 14, in November 2001 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as, several related parties, including Foothill Capital Corporation, Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus' principals, current management, former management and current and former members of the CHC's Board of Directors.

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. As more fully discussed in
Note 3, Mr. Adams has assumed the company's Board of Directors' management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP ("Schnader Harrison") to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. During the year ended December 31, 2002, the company recognized aggregate compensation, professional fees and reimbursed expenses for Mr. Adams and Schnader Harrison of approximately $0.1 million and

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


$1.4 million, respectively. Since March 7, 2002, $66,974 and $1,006,651 have been paid to Mr. Adams and Schnader Harrison, respectively.

12. MINORITY INTERESTS

     The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                                    DECEMBER 31,
                                            ----------------------------
                                                2002            2001
                                            ------------    ------------

Preferred stock of Coram, Inc. .........    $      5,538    $      5,618
Majority-owned companies ...............             677             672
                                            ------------    ------------
Total minority interests ...............    $      6,215    $      6,290
                                            ============    ============

     On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI's Securities Exchange Agreement (collectively the "Holders") (see Note 9 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share (this preferred stock class is hereinafter referred to as the "CI Series A Preferred Stock"). Such shares of CI Series A Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of CI Series A Preferred Stock had a fair value of approximately $6.1 million.

     On December 31, 2001, CI executed a second Exchange Agreement with the Holders (see Note 9 for further details) to exchange $21.0 million of the Series A Notes and approximately $1.9 million of contractual but unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock. Such shares of CI Series A Preferred Stock were issued to the Holders on a pro rata basis. Utilizing an updated independent valuation, it was determined that the aggregate issued and outstanding CI Series A Preferred Stock at December 31, 2001 had a fair value of approximately $1.9 million and approximately $0.3 million of such amount was allocated to the shares issued in conjunction with the second Exchange Agreement.

     On December 31, 2002, CI executed a third Exchange Agreement with the Holders (see Note 9 for further details) to exchange approximately $40.2 million of the Series A Notes, $7.3 million of contractual but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of contractual but unpaid interest on the Series B Notes for approximately 1,218.3 shares of a new class of CI preferred stock that is subordinate to the CI Series A Preferred Stock. Such new class of preferred stock, (i.e., the CI Series B Cumulative Preferred Stock (the "CI Series B Preferred Stock"), $0.001 par value per share ) was issued on a pro rata basis to the Holders. Through an independent valuation, it was determined that the 1,218.3 shares of CI Series B Preferred Stock had no value on the date of issuance (principally due to the subordination to the CI Series A Preferred Stock).

     Hereinafter the CI Series A Preferred Stock and the CI Series B Preferred Stock are collectively referred to as the CI Preferred Stock. A summary of the CI Preferred Stock activity and related liquidation preference values for the three years ended December 31, 2002 is as follows (in thousands, except share amounts):

                                                      CI SERIES A PREFERRED STOCK     CI SERIES B PREFERRED STOCK
                                                      ----------------------------    ----------------------------
                                                                      LIQUIDATION                     LIQUIDATION
                                                        SHARES        PREFERENCES        SHARES       PREFERENCES
                                                      ------------    ------------    ------------    ------------

      Balances at January 1, 2000 ................              --    $         --              --    $         --
        Shares issued pursuant to the Exchange
           Agreement dated December 29, 2000 .....           905.0         109,326              --              --
                                                      ------------    ------------    ------------    ------------
      Balances at December 31, 2000 ..............           905.0         109,326              --              --
        Dividends In-Kind ........................           146.5          17,700              --              --
         Shares issued pursuant to the Exchange
           Agreement dated December 31, 2001 .....           189.6          22,901              --              --
                                                      ------------    ------------    ------------    ------------
      Balances at December 31, 2001 ..............          1241.1         149,927              --              --
        Dividends In-Kind ........................           210.5          25,428              --              --
         Shares issued pursuant to the Exchange
           Agreement dated December 31, 2002 .....              --              --         1,218.3         147,171
                                                      ------------    ------------    ------------    ------------

      Balances at December 31, 2002 ..............         1,451.6    $    175,355         1,218.3    $    147,171
                                                      ============    ============    ============    ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The authorized CI Preferred Stock consists of 10,000 shares, of which 2,500 shares are designated as CI Series A Preferred Stock and 2,500 shares are designated as CI Series B Preferred Stock. The only shares issued and outstanding at December 31, 2002 are those issued to the Holders pursuant to the three aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amounts. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of a plan or plans of reorganization, dividends are to be paid in the form of additional shares of CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan or plans of reorganization, dividends will be payable, at CI's election, in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate on the CI Preferred Stock shall increase to 16% per annum until such time that the event of default is cured. During the year ended December 31, 2002, an event of default occurred whereby CI was required to pay in-kind dividends at the aforementioned default rate for the three quarters ended September 30, 2002. All CI Preferred Stock dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company's tax fiscal year end in connection with the preparation of the company's income tax returns) as are customary for transactions of this nature.

     The organizational documents and other agreements underlying the CI Preferred Stock include usual and customary affirmative and negative covenants for a securities of this nature, including, but not limited to (i) providing timely access to certain financial and business information; (ii) authorization to communicate with the company's independent certified public accountants with respect to the financial condition and other affairs of the company; (iii) maintaining tax compliance; (iv) maintaining adequate insurance coverage; (v) adherence to limitations on transactions with affiliates; (vi) adherence to limitations on acquisitions or investments; (vii) adherence to limitations on the liquidation of assets or businesses; and (viii) adherence to limitations on entering into additional indebtedness.

     The organizational documents and other agreements underlying the CI Preferred Stock also include special provisions regarding voting rights. These provisions include terms and conditions pertaining to certain triggering events whereby the CI Preferred Stock voting rights would become effective. Generally, such triggering events include notice of a meeting, distribution of a written consent in lieu of a meeting, or entry of an order of court compelling a meeting, of the stockholders or the Board of Directors of CI or CHC: (i) to approve appointment, removal or termination of any member of the Board of Directors of CI or CHC; or (ii) to approve any change in the rights of any person to do so. Triggering events related to a notice of a meeting or the distribution of a written consent of the stockholders or CI Board of Directors cannot occur without a majority of the CHC independent directors previously approving such meeting or written consent. Substantial consummation of a plan or plans of reorganization will also constitute a triggering event.

     On April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the "Waiver"), regardless of the number of CI Preferred Stock shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of CI directors. Alternatively, if the holders of the CI Preferred Stock elect no Board of Directors' representation, then, solely through the CI Series A Preferred Stock, each of the three Holders shall have the right to appoint an observer to Cl's Board of Directors. The Waiver can only be modified or amended with the written consent of the Debtors. In connection with the third Exchange Agreement, the provisions of the Waiver were formally incorporated into the Second Certificate of Amendment of Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Coram, Inc. Accordingly, subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the stockholders of CI. As of December 31, 2002, the Holders had contingent voting rights aggregating 49% of CI's total voting power. As of such date, upon the occurrence of a triggering event, the Holders would also have had the right to appoint three of the seven directors to CI's Board of Directors (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, solely through the CI Series A Preferred Stock, the Holders have the right to appoint two directors to CI's Board of Directors.

     The CI Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may only be made in the form of

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


cash payments. Upon payment of the March 31, 2003 dividends-in-kind, the aggregate CI Preferred Stock liquidation preferences will be approximately $334.6 million.

13. STOCK-BASED COMPENSATION

     In connection with the company's formation, it assumed certain outstanding obligations under stock option and stock purchase plans of its predecessor companies. In addition, the company implemented the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the "1994 Plan") and the Coram Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was suspended in December 1999; however, at December 31, 2002, 0.4 million common shares are reserved for future issuance under the Purchase Plan. No further options or awards will be granted under any of these plans unless so determined by the Chapter 11 trustee.

     The 1994 Plan contains three separate incentive programs which provide for the granting of stock options to certain officers, key employees, consultants and non-employee members of the company's Board of Directors. Coram's 1994 Plan authorized the granting of options for up to 10.0 million shares of the company's common stock. Options granted under the 1994 Plan may constitute either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options may be granted at exercise prices ranging from 85% to 100% of the fair market value of the company's stock at the date of grant. All options granted expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. Until the appointment of the Chapter 11 trustee, the 1994 Plan was administered by a committee of the Board of Directors, which had the authority to determine the employees to whom awards would be made and the incentive program to be utilized.

     Common shares reserved for future issuance include approximately 1.0 million shares of common stock related to stock options that have been awarded outside of the 1994 Plan.

     As discussed in Note 2, the company elected to account for its employee stock-based compensation plans in accordance with the provisions of APB 25 and disclose the pro forma impact of accounting for employee stock-based compensation plans pursuant to the fair value-based provisions of Statement 123. Accordingly, no Statement 123 compensation expense has been recognized for the company's stock-based compensation plans in the consolidated financial statements. Pro forma information regarding net losses from continuing operations and net losses per share is required by Statement 123 and has been determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that accounting pronouncement. The fair value for the options granted in 2000 was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following assumptions: (1) risk free interest rates ranging from 6.42% to 6.59%, (2) volatility factors of the expected market price of the company's common stock ranging from 1.0 to 2.0, (3) the expected lives of the options are deemed to be one year past vesting and (4) the dividend yield is 0%. No stock options were granted in 2002 or 2001.

     The Black-Scholes multiple option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of the company's employee stock options.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     A summary of the company's stock option activity and related information for the years ended December 31 is as follows (in thousands, except per share amounts):

                                                  2002                     2001                     2000
                                         ----------------------   ----------------------   -----------------------
                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                       AVERAGE                  AVERAGE                  AVERAGE
                                                      EXERCISE                 EXERCISE                 EXERCISE
                                          OPTIONS      PRICE      OPTIONS       PRICE       OPTIONS       PRICE
                                         ---------    ---------   ---------    ---------   ---------    ---------

Outstanding--beginning of year .......       6,233    $    2.15       7,341    $    2.18       9,904    $    2.42
   Granted:
     Price equal to fair value .......          --                       --           --       1,133         0.59
     Forfeited .......................        (195)        2.04      (1,108)        2.36      (3,696)        2.33
                                         ---------                ---------                ---------
Outstanding--end of year .............       6,038         2.15       6,233         2.15       7,341         2.18
                                         =========                =========                =========

Exercisable at the end of the year ...       5,818                    5,099                    4,924
                                         =========                =========                =========
Weighted average fair value of options
   granted during the year at a price
   equal to fair value ...............   $      --                $      --                $    0.42
                                         =========                =========                =========

     Exercise prices for options outstanding and the weighted average remaining contractual life of those options at December 31, 2002 are as follows:

                                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                           ----------------------------------------------------     ----------------------------------
                                          WEIGHTED AVERAGE
        RANGE OF             NUMBER          REMAINING         WEIGHTED AVERAGE          NUMBER       WEIGHTED AVERAGE
    EXERCISE PRICES        OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE         EXERCISABLE     EXERCISE PRICE
-----------------------    -----------    ----------------     ----------------     ----------------  ----------------

 $0.33 - $0.69 ........       600,000                 7.15     $           0.58              401,659  $          0.58
  0.75 -  0.75 ........     1,000,000                 6.91                 0.75            1,000,000             0.75
  0.81 -  1.69 ........       783,500                 6.52                 1.12              782,250             1.12
  2.00 -  2.25 ........       716,250                 5.85                 2.14              695,390             2.15
  2.38 -  2.63 ........       695,730                 3.98                 2.59              695,730             2.59
  3.40 -  3.40 ........     2,200,000                 2.78                 3.40            2,200,000             3.40
  4.38 -  4.94 ........        42,500                 4.53                 4.90               42,500             4.90
                           ----------                                               ----------------
  0.33 -  4.94 ........     6,037,980                 4.90                 2.15            5,817,529             2.21
                           ==========                                               ================

     Outstanding and exercisable stock options at December 31, 2002 include 1.0 million stock options granted to the company's former Chief Executive Officer and President, who resigned effective March 31, 2003, at a stock price of $0.75 per share. Unless he elects to exercise his options on or before June 29, 2003, all 1.0 million stock options will lapse on such date. Prior to the formation of the company, certain of the company's predecessor companies issued warrants to purchase 1,193 shares of common stock at $12.58 per share. Such warrants remain outstanding and have no expiration date.

     The Second Joint Plan, which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all options and warrants to purchase CHC stock because CHC would have been dissolved as soon as practicable after the effective date of the plan of reorganization and all CHC equity interests would have been completely eliminated. Another plan or plans of reorganization put forth by the Chapter 11 trustee or other interested parties may have a similar effect; however, appropriate approvals thereof in accordance with the Bankruptcy Code would be required (see Note 3 for further details).

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14. COMMITMENTS AND CONTINGENCIES

     Leases. The company leases office and other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments, including real estate taxes and other operating costs. Total rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $9.8 million, $9.7 million and $10.3 million, respectively, exclusive of amounts charged to restructuring reserves. At December 31, 2002, the aggregate future minimum lease commitments were as follows (in thousands):

                                           CAPITAL            OPERATING
    YEARS ENDING DECEMBER 31,              LEASES              LEASES
----------------------------------     --------------      --------------

2003 .............................     $           11      $        9,730
2004 .............................                  6               7,624
2005 .............................                 --               5,492
2006 .............................                 --               2,426
2007 .............................                 --                 967
Thereafter .......................                 --                 393
                                       --------------      --------------
Total minimum lease payments .....                 17      $       26,632
                                                           ==============
Less amounts representing
  interest .......................                 (1)
                                       --------------
Net minimum lease payments .......     $           16
                                       ==============

     Capital lease obligations are included in other debt obligations (see Note 9 for further details). Operating lease obligations are net of sublease rentals. Operating lease obligations include $0.3 million accrued as part of the restructuring costs under the Caremark Business Consolidation Plan and the Coram Restructure Plan (see Note 6 for further details). Certain operating leases of the company provide for standard escalations of lease payments as the lessors' maintenance costs and taxes increase. As a result of the Bankruptcy Cases, certain lease agreements are subject to automatic stay provisions, which preclude the parties under such agreements from taking remedial action in response to any defaults. Moreover, no amounts are included in the table above for lease rejections that have been approved by the Bankruptcy Court (see Note 3 for further details).

     Employee Benefit Plans. Upon the company's formation, certain predecessor company employee benefit plans were merged into one defined contribution benefit plan sponsored by the company. Under the provisions of the company's plan, eligible employees include individuals over the age of 21 who have completed six months of benefit-eligible service with the company. Effective October 1, 1999, Coram amended its defined contribution benefit plan to make the employer match discretionary and, in connection therewith, no matching contributions have been made since the plan amendment date. Employee contributions vest immediately and the company's matching contributions vest over a five year period. All matching contributions prior to October 1, 1999 were in the form of CHC common stock.

     Purchase Commitments. As a result of the company's longstanding evaluation of several pole-mounted infusion pump alternatives, management concluded that the company should replace its entire pole-mounted fleet. In connection therewith, Coram entered into two agreements in 2003 to purchase pole-mounted pumps at a cost of approximately $1.5 million. Additionally, the Chapter 11 trustee filed a motion in the Bankruptcy Court seeking approval for the company to lease additional pole-mounted pumps for an aggregate three year commitment, including related interest, of approximately $1.5 million. The Bankruptcy Court is scheduled to hear the aforementioned motion on May 1, 2003.

LITIGATION

     Bankruptcy Cases. On August 8, 2000, the Debtors commenced the Bankruptcy Cases. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. See Notes 3 and 4 for further details.

     Except as may otherwise be determined by the Bankruptcy Court, the protection afforded by Chapter 11 of the Bankruptcy Code generally provides for an automatic stay relative to any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed through the proceedings within the Bankruptcy Cases. The automatic stay would not however, apply to actions brought against the company's non-debtor subsidiaries.

     The Official Committee of the Equity Security Holders of Coram Healthcare Corporation. The Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") objected to the Restated Joint Plan and the Second Joint

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Plan, contending, among other things, that the valuations upon which the Restated Joint Plan and the Second Joint Plan were premised and the underlying projections and assumptions were flawed. At various times during 2001, the Debtors and the Equity Committee reviewed certain company information regarding, among other things, the Equity Committee's contentions. In connection therewith, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors' exclusivity period and file its own plan of reorganization; however, such motion was denied by the Bankruptcy Court.

     Additionally, in February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's former Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company's debt agreements or affiliates of such entities). The Equity Committee's proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company's creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court denied the Equity Committee's motion without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named certain current CHC directors, the company's other noteholders and Harrison J. Goldin Associates, L.L.C. (sic) as possible defendants. On February 12, 2002, the Bankruptcy Court again denied the renewed motion without prejudice.

     After the Debtors' exclusivity period to file their own plan of reorganization terminated, the Equity Committee filed a proposed plan of reorganization (the "Proposed Equity Committee Plan") in respect of the Debtors' in the Bankruptcy Court on December 19, 2002. The Proposed Equity Committee Plan incorporates a variation of the aforementioned proposed derivative lawsuit. See
Note 3 for further discussion of the status of the Proposed Equity Committee Plan and the related Disclosure Statement within the Debtors' bankruptcy proceedings.

     Management is aware that the Chapter 11 trustee continues to be engaged in settlement discussions and negotiations with the company's noteholders, the Equity Committee and other interested parties in connection with settling disputes and attempting to negotiate a consensual plan or plans of reorganization. Management cannot predict whether an amicable settlement will be reached, the ultimate outcome of the Proposed Equity Committee Plan, whether future objections of any party will be forthcoming to a proposed plan or plans of reorganization or how a future settlement or objections thereto might impact confirmation of any plan or plans of reorganization proposed by the Chapter 11 trustee, the Equity Committee or any other interested party.

     Resource Network Subsidiaries' Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case No.s 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "R-Net Creditors' Committee") filed a proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement and a hearing thereon is currently scheduled for May 14, 2003.

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries' bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. If this motion had been granted, the bankruptcy proceedings involving the Resource Network Subsidiaries and the Debtors would have been combined such that the assets and liabilities of the Resource Network Subsidiaries would have been joined with the assets and liabilities of the Debtors, the liabilities of the combined entity would have been satisfied from the combined assets and all intercompany claims would have been eliminated. Furthermore, the creditors of both proceedings would have voted on any reorganization plan for the combined entities. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and then reached a settlement agreement in November 2000. The settlement agreement was approved by the Bankruptcy Court in December 2000 and, in connection therewith, the Debtors made a payment of $0.5 million to the Resource Network Subsidiaries' estate in January 2001 and the substantive consolidation motion was withdrawn with prejudice.

     Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain claims against each of the Debtors' estates and the company maintains claims against the Resource Network Subsidiaries' estate. Additionally, the R-Net Creditors' Committee filed objections to confirmation of the Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors' bankruptcy proceedings to pursue its claims against the Debtors. On June 6, 2002, the Bankruptcy

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Court granted the motion of the R-Net Creditors' Committee and lifted the automatic stay in the Bankruptcy Cases, thereby allowing the R-Net Creditors' Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors' Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company's debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including the disallowance of the Debtors' claims against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors' estates; however, the Debtors' non-debtor subsidiaries have no such protection and, accordingly, they are vigorously contesting the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors' objections to the motion of the R-Net Creditors' Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors' Committee, the Bankruptcy Court authorized the R-Net Creditors' Committee to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors' motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries' objections to the Debtors' proofs of claims are proceeding with discovery under a case management order. On January 10, 2003, the United States District Court for the District of Delaware (the "District Court") granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. Now pending before the District Court are motions by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations.

     Principally due to the early stages of the aforementioned Resource Network Subsidiaries' matters, the ultimate outcome thereof cannot be predicted with any degree of certainty, nor can management predict the amount of any recoveries that the company may ultimately receive from its insurance carrier.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million, in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001 (the latter amount is recorded in the consolidated financial statements). Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest estimated to aggregate approximately $0.4 million at December 31, 2002 using the contractual interest rate of 18%, has not been recorded in the company's consolidated financial statements because TBOB's claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of Chapter 11 of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the Bankruptcy Cases. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Internal Revenue Service ("IRS") Proposed Settlement. The company has reached a proposed settlement with the IRS regarding a notice of deficiency previously issued by such taxing authority and management is currently negotiating payment terms with the IRS. If ultimately approved, the proposed settlement would result in a federal tax liability of approximately $9.9 million, plus interest of approximately $8.8 million at December 31, 2002, both of which have been recorded in the consolidated financial statements. See Note 10 for further details.

     Alan Furst et al. v. Stephen Feinberg, et al. Alan Furst and Michael S. Harrison, individually and on behalf of all persons similarly situated, filed a complaint in the United States District Court for the District of New Jersey on November 8, 2000 and an Amended Class Action Complaint was filed on November 15, 2000, alleging that certain current and former officers and directors of the company and the company's principal lenders, Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co., implemented a scheme to perpetrate a fraud upon the stock market regarding the common stock of CHC. A Second Amended Class Action Complaint (the "Second Amended Complaint") was filed on March 21, 2001, which removed all of the officers and directors of the company as defendants, except for the company's former Chief Executive Officer and a former member of CHC's Board of Directors, and continued to name Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co. as defendants. The plaintiffs' purported class action suit alleges that the defendants artificially depressed the trading price of the company's publicly traded shares and created the false impression that stockholders' equity was decreasing in value and was ultimately worthless. The plaintiffs further allege that members of the class sustained total investment losses of $50 million or more. On June 14, 2001, a third Amended Class Action Complaint (the "Third Amended Complaint") was filed naming the same defendants as the Second Amended Complaint. The plaintiffs' allegations in the Third Amended Complaint were substantially similar to the allegations in the Second Amended Complaint; however, the Third Amended Complaint eliminated references to the corporate assets of the company. All defendants moved to dismiss the Third Amended Complaint for failure to state a claim upon which relief can be granted and, in connection therewith, on May 6, 2002 the presiding judge granted the defendants' motion to dismiss, with prejudice and also denied plaintiffs' request for leave to replead. The plaintiffs filed a timely appeal to the United States Court of Appeals for the Third Circuit (the "Third Circuit") and filed their brief in support of their appeal with that court on July 24, 2002. The defendants filed their opposition brief on August 23, 2002 and the plaintiffs filed a reply brief on September 20, 2002. On December 18, 2002, the Third Circuit affirmed the lower court's order dismissing the case with prejudice. On December 30, 2002, the plaintiffs filed a petition for rehearing with the Third Circuit, however, such petition was denied on January 14, 2003. Management believes the company's financial obligation for the legal and professional fees related to this matter is limited to the deductible of the underlying insurance policy and, accordingly, such amount has been accrued in the consolidated financial statements.

     General. Management intends to vigorously defend the company and its subsidiaries in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification of other parties, the ultimate disposition of such matters cannot presently be determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the financial position, results of operations and liquidity of the company.

     The company and its subsidiaries are also parties to various other actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports and billings submitted to Medicare and Medicaid, as well as, examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare & Medicaid Services ("CMS"). Management believes that the ultimate resolution of such actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company.

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California, seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed an additional motion to dismiss the lawsuit in May 1999 and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgment with regard to a portion of Caremark's claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial date is being scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician's family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 9 for further details), at December 31, 2002 the company's stockholders' equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2003.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of Stark II noncompliance. Because referrals of the company's patients with such government-sponsored benefit programs comprised approximately 25% of the company's consolidated net revenue for the years ended December 31, 2002 and 2001, discontinuing the acceptance of patients with government-sponsored benefit programs would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The financial instruments included in the company's current assets and current liabilities (excluding the current portion of long-term debt and liabilities subject to compromise) are reflected in the consolidated financial statements at amounts approximating their fair value due to their short-term nature.

     The company's ability to borrow is limited. At December 31, 2002 and 2001, total long-term debt, including current maturities, had a carrying value of approximately $9.3 and $132.6 million, respectively. As a result of the Bankruptcy Cases and in accordance with the provisions of SOP 90-7, the company classified the Series A Notes and the Series B Notes as liabilities subject to compromise in the consolidated balance sheets. See Notes 3 and 9 for further details of the Bankruptcy Cases and the components of long-term debt, respectively. As of December 31, 2002 and 2001, due to the ongoing Bankruptcy Cases and the absence of an approved plan or plans of reorganization, the fair value of the company's long-term debt cannot be reasonably estimated.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


16. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                                        FIRST
                                                                     FOURTH            THIRD            SECOND          QUARTER
                                                                    QUARTER           QUARTER           QUARTER       (RESTATED)(1)
                                                                  ------------      ------------      ------------    -------------
Year ended December 31, 2002
   Net revenue ..............................................     $    115,135      $    107,922      $    108,431     $    101,982
                                                                  ============      ============      ============     ============
   Gross profit .............................................     $     34,975      $     30,173      $     31,303     $     27,681
                                                                  ============      ============      ============     ============
   Income (loss) from continuing operations before
     extraordinary gain on troubled debt restructuring
     and the cumulative effect of a change in accounting
     principle ..............................................     $    (58,258)     $      2,490      $      5,189     $      1,450
   Loss from disposal of discontinued operations ............             (155)             (530)               --               --
   Extraordinary gain on troubled debt restructuring ........          123,517                --                --               --
   Cumulative effect of a change in accounting principle ....               --                --                --          (71,902)
                                                                  ------------      ------------      ------------     ------------
   Net income (loss) ........................................     $     65,104      $      1,960      $      5,189     $    (70,452)
                                                                  ============      ============      ============     ============
Income (Loss) Per Share:
   Basic and Diluted (2):
     Income (loss) from continuing operations before
        extraordinary gain on troubled debt restructuring
        and the cumulative effect of a change in accounting
        principle ...........................................     $      (1.17)     $       0.05      $       0.10     $       0.03
     Loss from disposal of discontinued operations ..........               --             (0.01)               --               --
     Extraordinary gain on troubled debt restructuring ......             2.49                --                --               --
     Cumulative effect of a change in accounting principle ..               --                --                --            (1.45)
                                                                  ------------      ------------      ------------     ------------
     Net income (loss) ......................................     $       1.32      $       0.04      $       0.10     $      (1.42)
                                                                  ============      ============      ============     ============

                                                                    FOURTH            THIRD              SECOND            FIRST
                                                                    QUARTER          QUARTER            QUARTER           QUARTER
                                                                 ------------      ------------      ------------      ------------
Year ended December 31, 2001
   Net revenue .............................................     $    106,183      $     93,762      $     98,938      $     94,746
                                                                 ============      ============      ============      ============

   Gross profit ............................................     $     34,217      $     25,111      $     29,778      $     25,248
                                                                 ============      ============      ============      ============

   Loss from continuing operations before extraordinary gain
     on troubled debt restructuring ........................     $     (7,777)     $     (7,110)     $     (1,139)     $     (3,215)
   Loss from disposal of discontinued operations ...........             (250)               --                --                --
   Extraordinary gain on troubled debt restructuring .......           20,706                --                --                --
                                                                 ------------      ------------      ------------      ------------
   Net income (loss) .......................................     $     12,679      $     (7,110)     $     (1,139)     $     (3,215)
                                                                 ============      ============      ============      ============
Income (Loss) Per Share:
   Basic and Diluted (2):
     Loss from continuing operations .......................     $      (0.17)     $      (0.14)     $      (0.02)     $      (0.06)
     Loss from disposal of discontinued operations .........            (0.01)               --                --                --
     Extraordinary gain on troubled debt restructuring .....             0.42                --                --                --
                                                                 ------------      ------------      ------------      ------------
     Net income (loss) .....................................     $       0.24      $      (0.14)     $      (0.02)     $      (0.06)
                                                                 ============      ============      ============      ============

                                                                    FOURTH            THIRD           SECOND              FIRST
                                                                   QUARTER           QUARTER          QUARTER            QUARTER
                                                                 ------------      ------------     ------------      ------------
Year ended December 31, 2000
   Net revenue .............................................     $     96,934      $    102,866     $    130,224      $    134,796
                                                                 ============      ============     ============      ============

   Gross profit ............................................     $     27,669      $     27,199     $     34,155      $     34,141
                                                                 ============      ============     ============      ============

   Income (loss) from continuing operations before
     extraordinary gain on troubled debt restructuring .....     $    (12,238)     $      9,200     $     (3,864)     $     (1,489)
   Income (loss) from disposal of discontinued operations ..            2,495               324              (98)           (3,383)
   Extraordinary gain on troubled debt restructuring, net of
     tax ...................................................          107,772                --               --                --
                                                                 ------------      ------------     ------------      ------------
   Net income (loss) .......................................     $     98,029      $      9,524     $     (3,962)     $     (4,872)
                                                                 ============      ============     ============      ============
Income (Loss) Per Share:
   Basic:
     Income (loss) from continuing operations ..............     $      (0.25)     $       0.18     $      (0.08)     $      (0.03)
     Income (loss) from disposal of discontinued operations              0.05              0.01               --             (0.07)
     Extraordinary gain on troubled debt restructuring, net
       of tax ..............................................             2.17                --               --                --
                                                                 ------------      ------------     ------------      ------------
     Net income (loss) .....................................     $       1.97      $       0.19     $      (0.08)     $      (0.10)
                                                                 ============      ============     ============      ============
   Diluted:
     Income (loss) from continuing operations ..............     $      (0.25)     $       0.17     $      (0.08)     $      (0.03)
     Income (loss) from disposal of discontinued operations              0.05              0.01               --             (0.07)
     Extraordinary gain on troubled debt restructuring, net
       of tax ..............................................             2.17                --               --                --
                                                                 ------------      ------------     ------------      ------------
     Net income (loss) .....................................     $       1.97      $       0.18     $      (0.08)     $      (0.10)
                                                                 ============      ============     ============      ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     (1) In accordance with FASB Statement No. 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle, which resulted in the restatement of the period ended March 31, 2002. See Note 8 for further details.

     (2) The incremental common stock equivalents utilized to calculate diluted income per share for each of the quarters ended September 30, 2002, June 30, 2002 and March 31, 2002 were nominal. Accordingly, basic and diluted income per share were the same for each of the aforementioned periods.

     In the fourth quarter of 2002, Coram recognized an impairment of goodwill and other long-lived assets of approximately $62.5 million, expense of $3.0 million related to management incentive compensation, approximately $0.9 million of miscellaneous and sundry net revenue adjustments with no corresponding cost of goods sold effect, expense of approximately $0.3 million related to a temporary change in the company's policy regarding earned vacation and sick time and an extraordinary gain on troubled debt restructuring of approximately $123.5 million. During the fourth quarter of 2002 management finalized (and the company recorded) the cumulative effect of a change in accounting principle of approximately $71.9 million; however, the corresponding transitional goodwill impairment charge is recognized in restated operating results for the quarter ended March 31, 2002. See Notes 8, 9 and 12 for further details.

     In the fourth quarter of 2001, Coram recognized an impairment of goodwill and other long-lived assets of $3.3 million, incremental bad debt expense of approximately $5.6 million (principally specific reserves related to certain payers and an overall deterioration in cash collections, accounts receivable and Days Sales Outstanding ("DSO")), expense of approximately $0.7 million related to a temporary change in the company's policy regarding the carryover of earned vacation and sick time and an extraordinary gain on troubled debt restructuring of approximately $20.7 million. See Notes 9 and 12 for further details.

     In the fourth quarter of 2000, Coram recognized an impairment of goodwill and other long-lived assets of $8.3 million, a success bonus accrual of $1.8 million (reorganization expense), a recovery of a non-operating receivable of approximately $2.0 million (other income), life insurance proceeds of $1.0 million (other income), an escrow deposit receivable reserve of approximately $0.7 million (other expense) and an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax. In addition, in the fourth quarter's discontinued operations, Coram recognized $1.3 million in facility cost reserve reductions as a result of the Bankruptcy Cases and $0.8 million in legal and professional fee reserve reductions due to changes in the estimated amounts necessary to complete the Resource Network Subsidiaries' Chapter 11 bankruptcy proceedings. See Notes 2, 4, 9 and 12 for further details.

17. INDUSTRY SEGMENT AND GEOGRAPHIC AREA OPERATIONS

     Management regularly evaluates the operating performance of the company by reviewing results on a product or service basis. The company's reportable segments are Infusion and CPS. Infusion is the company's base business, which derives its revenue primarily from alternate site infusion therapy and related services (including non-intravenous home health products such as durable medical equipment and respiratory therapy services). Also, included in the Infusion operating results are nominal amounts related to the company's outsourced hospital compounding services provided by SoluNet LLC, which was organized in November 2002. CPS, which was divested by the company on July 31, 2000, primarily provided specialty mail-order pharmacy and pharmacy benefit management services. The other non-reportable segment principally represents centralized management, administration and clinical support for clinical research trials provided by CTI Network, Inc.

     Management uses earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for purposes of performance measurement. Corporate costs are allocated on a revenue basis. EBITDA excludes the gain on the sale of CPS, reorganization expenses, merger and restructuring charges, charges for impairments of goodwill and other long-lived assets, extraordinary items, the cumulative effects of changes in accounting principles and results from discontinued operations. The measurement basis for segment assets includes net accounts receivable, inventories, net property and equipment and other current assets.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Summary information by segment is as follows (in thousands):

                                                                   AS OF AND FOR THE
                                                                YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                          2002            2001              2000
                                                       -----------     -----------      -----------
INFUSION
Revenue from external customers ..................     $   431,720     $   392,954      $   400,601
Intersegment revenue .............................             151             145            1,217
Interest income ..................................             182             140               84
Equity in net income of unconsolidated joint
  ventures .......................................           1,504             730              759
Segment EBITDA profit ............................          28,450          25,893           38,631
Segment assets ...................................         125,220         117,793          108,861
Segment capital asset expenditures ...............           2,533           5,862            3,271
CPS
Revenue from external customers ..................     $        --     $        --      $    61,377
Intersegment revenue .............................              --              --               11
Interest income ..................................              --              --               --
Equity in net income of unconsolidated joint
  ventures .......................................              --              --               --
Segment EBITDA loss ..............................              --              --           (1,903)
Segment assets ...................................              --              --               --
Segment capital asset expenditures ...............              --              --              256
ALL OTHER
Revenue from external customers ..................     $     1,750     $       675      $     2,842
Intersegment revenue .............................              --              --               --
Interest income ..................................              --              --               --
Equity in net income of unconsolidated joint
  ventures .......................................              --              --               --
Segment EBITDA profit (loss) .....................             408            (337)             535
Segment assets ...................................             677              29              212
Segment capital asset expenditures ...............               7              --               --

     Reconciliations of the company's segment revenue, segment EBITDA profit
(loss) and segment assets to the corresponding amounts in the consolidated financial statements are as follows (in thousands):

                                                                                           AS OF AND FOR THE
                                                                                       YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                 2002            2001             2000
                                                                             -----------      -----------      -----------
NET REVENUE
Total for reportable segments ..........................................     $   431,871      $   393,099      $   463,206
Other revenue ..........................................................           1,750              675            2,842
Elimination of intersegment revenue ....................................            (151)            (145)          (1,228)
                                                                             -----------      -----------      -----------
Total consolidated revenue .............................................     $   433,470      $   393,629      $   464,820
                                                                             ===========      ===========      ===========

LOSS FROM CONTINUING OPERATIONS BEFORE  EXTRAORDINARY GAINS
    ON TROUBLED DEBT RESTRUCTURINGS AND THE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE
Total EBITDA profit for reportable segments ............................     $    28,450      $    25,893      $    36,728
Other EBITDA profit (loss) .............................................             408             (337)             535
Goodwill amortization expense ..........................................              --           (9,822)         (10,227)
Depreciation and other amortization expense ............................          (9,119)         (10,105)         (10,032)
Charges for impairments of goodwill and other long-lived assets ........         (62,499)          (3,255)          (8,323)
Interest expense .......................................................          (1,566)          (6,652)         (26,788)
Gain on sale of CPS ....................................................              --               --           18,283
Reorganization expenses ................................................          (4,732)         (14,812)          (8,311)
Income tax expense .....................................................             (71)            (150)            (250)
All other expenses, net ................................................              --               (1)              (6)
                                                                             -----------      -----------      -----------
Loss from continuing operations extraordinary gains on troubled debt
    restructurings and the cumulative effect of a changing principle ...     $   (49,129)     $   (19,241)     $    (8,391)
                                                                             ===========      ===========      ===========

ASSETS
Total assets for reportable segments ...................................     $   125,220      $   117,793      $   108,861
Other assets ...........................................................          95,703          218,673          236,515
                                                                             -----------      -----------      -----------
   Consolidated total assets ...........................................     $   220,923      $   336,466      $   345,376
                                                                             ===========      ===========      ===========

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     For each of the years presented, the company's primary operations and assets were within the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company's consolidated operations.

18. DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

     The following Condensed Consolidating Balance Sheets as of December 31, 2002 and 2001 and the related Condensed Consolidating Statements of Income and Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 are presented in accordance with SOP 90-7. Certain amounts in the 2001 Condensed Consolidating Balance Sheet and the 2001 and 2000 Condensed Consolidating Statements of Cash Flows have been reclassified to conform to the 2002 presentation.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                              DEBTORS       NON-DEBTORS    ELIMINATIONS     CONSOLIDATED
                                                            -----------     -----------    ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................     $    29,675     $       916     $        --      $    30,591
   Cash limited as to use .............................             133              84              --              217
   Accounts receivable, net ...........................              --         103,498              --          103,498
   Inventories ........................................              --          13,160              --           13,160
   Deferred income taxes, net .........................              --             107              --              107
   Other current assets ...............................           5,004             654              --            5,658
                                                            -----------     -----------     -----------      -----------
     Total current assets .............................          34,812         118,419              --          153,231
Property and equipment, net ...........................           3,402           7,037              --           10,439
Deferred income taxes, net ............................              --             449              --              449
Other deferred costs and intangible assets, net .......             178           5,092              --            5,270
Goodwill, net .........................................              --          46,470              --           46,470
Investments in and advances to wholly-owned
  subsidiaries, net ...................................         108,208              --        (108,208)              --
Other assets ..........................................           3,274           1,790              --            5,064
                                                            -----------     -----------     -----------      -----------
     Total assets .....................................     $   149,874     $   179,257     $  (108,208)     $   220,923
                                                            ===========     ===========     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ...................................     $    15,031     $    12,955     $        --      $    27,986
   Accrued compensation and related liabilities .......          19,861           4,021              --           23,882
   Current maturities of long-term debt ...............              51              10              --               61
   Income taxes payable ...............................              30           3,250              --            3,280
   Deferred income taxes ..............................              --             556              --              556
   Accrued merger and restructuring costs .............             171              19              --              190
   Accrued reorganization costs .......................           7,610              --              --            7,610
   Other accrued liabilities ..........................           4,230           4,991            (742)           8,479
                                                            -----------     -----------     -----------      -----------
Total current liabilities not subject to compromise ...          46,984          25,802            (742)          72,044
Total current liabilities subject to compromise .......          15,630              --              --           15,630
                                                            -----------     -----------     -----------      -----------
Total current liabilities .............................          62,614          25,802            (742)          87,674
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities ............              67               6              --               73
   Minority interests in consolidated joint ventures
     and preferred stock issued by a subsidiary .......           5,538             677              --            6,215
   Income taxes payable ...............................              --          16,130              --           16,130
   Other liabilities ..................................           1,664           1,901              --            3,565
   Net liabilities for liquidation of discontinued
     operations .......................................              --          26,533             742           27,275
                                                            -----------     -----------     -----------      -----------
     Total liabilities ................................          69,883          71,049              --          140,932

Net assets, including amounts due to Debtors ..........              --         108,208        (108,208)              --
Total stockholders' equity ............................          79,991              --              --           79,991
                                                            -----------     -----------     -----------      -----------
   Total liabilities and stockholders' equity .........     $   149,874     $   179,257     $  (108,208)     $   220,923
                                                            ===========     ===========     ===========      ===========

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                              DEBTORS        NON-DEBTORS      ELIMINATIONS      CONSOLIDATED
                                                            ------------     ------------     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................     $     20,796     $        543     $         --      $     21,339
   Cash limited as to use .............................              185               84               --               269
   Accounts receivable, net ...........................               --           88,567               --            88,567
   Inventories ........................................               --           13,557               --            13,557
   Deferred income taxes, net .........................               --              178               --               178
   Other current assets ...............................            2,990            1,833               --             4,823
                                                            ------------     ------------     ------------      ------------
     Total current assets .............................           23,971          104,762               --           128,733
Property and equipment, net ...........................            3,579           11,451               --            15,030
Deferred income taxes, net ............................               --              719               --               719
Other deferred costs and intangible assets, net .......              271            5,999               --             6,270
Goodwill, net .........................................               --          180,871               --           180,871
Investments in and advances to wholly-owned
  subsidiaries, net ...................................          235,012               --         (235,012)               --
Other assets ..........................................            3,559            1,284               --             4,843
                                                            ------------     ------------     ------------      ------------
     Total assets .....................................     $    266,392     $    305,086     $   (235,012)     $    336,466
                                                            ============     ============     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ...................................     $     13,741     $     10,099     $         --      $     23,840
   Accrued compensation and related liabilities .......           18,835            7,514               --            26,349
   Current maturities of long-term debt ...............               51                9               --                60
   Income taxes payable ...............................                1              315               --               316
   Deferred income taxes ..............................               --              462               --               462
   Accrued merger and restructuring costs .............              435              148               --               583
   Accrued reorganization costs .......................            7,615               --               --             7,615
   Other accrued liabilities ..........................            2,426            4,187             (250)            6,363
                                                            ------------     ------------     ------------      ------------
Total current liabilities not subject to compromise ...           43,104           22,734             (250)           65,588
Total current liabilities subject to compromise .......          139,346               --               --           139,346
                                                            ------------     ------------     ------------      ------------
Total current liabilities .............................          182,450           22,734             (250)          204,934
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities ............              135               15               --               150
   Minority interests in consolidated joint ventures
     and preferred stock issued by a subsidiary .......            5,618              672               --             6,290
   Income taxes payable ...............................               --           17,784               --            17,784
   Other liabilities ..................................               --            1,901               --             1,901
   Deferred income taxes ..............................               --              435               --               435
   Net liabilities for liquidation of discontinued
     operations .......................................               --           26,533              250            26,783
                                                            ------------     ------------     ------------      ------------
     Total liabilities ................................          188,203           70,074               --           258,277

Net assets, including amounts due to Debtors ..........               --          235,012         (235,012)               --
Total stockholders' equity ............................           78,189               --               --            78,189
                                                            ------------     ------------     ------------      ------------
   Total liabilities and stockholders' equity .........     $    266,392     $    305,086     $   (235,012)     $    336,466
                                                            ============     ============     ============      ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                                          DEBTORS       NON-DEBTORS    ELIMINATIONS   CONSOLIDATED
                                                                         ----------     -----------    ------------   ------------

Net revenue ........................................................     $       --      $  433,470      $       --     $  433,470
Cost of service ....................................................             --         309,338              --        309,338
                                                                         ----------      ----------      ----------     ----------
Gross profit .......................................................             --         124,132              --        124,132
Operating expenses:
   Selling, general and administrative expenses ....................         22,352          68,952              --         91,304
   Provision for estimated uncollectible accounts ..................             --          15,887              --         15,887
   Restructuring cost recoveries ...................................             --            (113)             --           (113)
   Charge for impairment of goodwill and other
     long-lived assets .............................................             --          62,499              --         62,499
                                                                         ----------      ----------      ----------     ----------
     Total operating expenses ......................................         22,352         147,225              --        169,577
                                                                         ----------      ----------      ----------     ----------
Operating loss from continuing operations ..........................        (22,352)        (23,093)             --        (45,445)
Other income (expenses):
   Interest income .................................................            223             213              --            436
   Interest expense respectively) ..................................            (54)         (1,512)             --         (1,566)
   Equity in net income of wholly-owned subsidiaries ...............        (94,619)             --          94,619             --
   Equity in net income of unconsolidated joint
     ventures ......................................................             --           1,504              --          1,504
   Gain on sale of business ........................................             --              46              --             46
   Gains on dispositions of property and equipment, net ............              1               2              --              3
   Other income, net ...............................................             --           1,003              --          1,003
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before reorganization
   expenses, income taxes, minority interests, extra
   ordinary gain on troubled debt restructuring and the
   cumulative effect of a change in accounting principle ...........       (116,801)        (21,837)         94,619        (44,019)
Reorganization expenses, net .......................................          4,275              --              --          4,275
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before income taxes, minority interests, extraordinary gain on troubled debt restructuring
   and the cumulative effect of a change in accounting principle ...       (121,076)        (21,837)         94,619        (48,294)
Income tax expense .................................................             --              71              --             71
Minority interests in net income of consolidated joint
   ventures ........................................................             --             764              --            764
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before extraordinary
   gain on troubled debt restructuring and the
   cumulative effect of a change in accounting principle ...........       (121,076)        (22,672)         94,619        (49,129)
Loss from disposal of discontinued operations ......................           (640)            (45)             --           (685)
                                                                         ----------      ----------      ----------     ----------
Loss before extraordinary gain on troubled debt
   restructuring and the cumulative effect of a change
   in a accounting principle .......................................       (121,716)        (22,717)         94,619        (49,814)
Extraordinary gain on troubled debt restructuring ..................        123,517              --              --        123,517
Cumulative effect of a change in accounting principle ..............             --         (71,902)             --        (71,902)
                                                                         ----------      ----------      ----------     ----------
Net income (loss) ..................................................     $    1,801      $  (94,619)     $   94,619     $    1,801
                                                                         ==========      ==========      ==========     ==========

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                       DEBTORS       NON-DEBTORS     ELIMINATIONS    CONSOLIDATED
                                                                     ------------    ------------    ------------    ------------

Net revenue ......................................................   $         --    $    393,629    $         --    $    393,629
Cost of service ..................................................             --         279,275              --         279,275
                                                                     ------------    ------------    ------------    ------------
Gross profit .....................................................             --         114,354              --         114,354
Operating expenses:
   Selling, general and administrative expenses ..................         18,076          65,760              --          83,836
   Provision for estimated uncollectible accounts ................             --          17,533              --          17,533
   Amortization of goodwill ......................................             --           9,822              --           9,822
   Restructuring cost recoveries .................................             --            (679)             --            (679)
   Charge for impairment of goodwill and other
     long-lived assets ...........................................             --           3,255              --           3,255
                                                                     ------------    ------------    ------------    ------------
     Total operating expenses ....................................         18,076          95,691              --         113,767
                                                                     ------------    ------------    ------------    ------------
Operating income (loss) from continuing operations ...............        (18,076)         18,663              --             587
Other income (expenses):
   Interest income ...............................................          1,075             141              --           1,216
   Interest expense respectively) ................................           (734)         (5,918)             --          (6,652)
   Equity in net income of wholly-owned subsidiaries .............         12,891              --         (12,891)             --
   Equity in net income of unconsolidated joint ventures .........             --             730              --             730
   Gains on dispositions of property and equipment, net ..........             --               1              --               1
   Other income, net .............................................             --              55              --              55
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
   reorganization expenses, income taxes, minority
   interests and extraordinary gain on troubled debt
   restructuring .................................................         (4,844)         13,672         (12,891)         (4,063)
Reorganization expenses, net .....................................         14,397              --              --          14,397
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before income
   taxes, minority interests and extraordinary gain on ...........        (19,241)         13,672         (12,891)        (18,460)
   troubled debt restructuring
Income tax expense ...............................................             --             150              --             150
Minority interests in net income of consolidated joint ventures ..             --             631              --             631
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before extraordinary
   gain on troubled debt restructuring ...........................        (19,241)         12,891         (12,891)        (19,241)
Loss from disposal of discontinued operations ....................           (250)             --              --            (250)
                                                                     ------------    ------------    ------------    ------------
Loss before extraordinary gain on troubled debt restructuring ....        (19,491)         12,891         (12,891)        (19,491)
Extraordinary gain on troubled debt restructuring ................         20,706              --              --          20,706
                                                                     ------------    ------------    ------------    ------------
Net income .......................................................   $      1,215    $     12,891    $    (12,891)   $      1,215
                                                                     ============    ============    ============    ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                       DEBTORS        NON-DEBTORS    ELIMINATIONS    CONSOLIDATED
                                                                     ------------    ------------    ------------    ------------

Net revenue ......................................................   $         --    $    464,820    $         --    $    464,820
Cost of service ..................................................             --         341,656              --         341,656
                                                                     ------------    ------------    ------------    ------------
Gross profit .....................................................             --         123,164              --         123,164
Operating expenses:
   Selling, general and administrative expenses ..................         27,231          63,098              --          90,329
   Provision for estimated uncollectible accounts ................             --           9,773              --           9,773
   Amortization of goodwill ......................................             --          10,227              --          10,227
   Restructuring cost recoveries .................................             --            (322)             --            (322)
   Charge for impairment of goodwill and other
     long-lived assets ...........................................             --           8,323              --           8,323
                                                                     ------------    ------------    ------------    ------------
     Total operating expenses ....................................         27,231          91,099              --         118,330
                                                                     ------------    ------------    ------------    ------------
Operating income (loss) from continuing operations ...............        (27,231)         32,065              --           4,834
Other income (expenses):
   Interest income ...............................................            991              --              --             991
   Interest expense respectively) ................................        (26,754)            (34)             --         (26,788)
   Equity in net income of wholly-owned subsidiaries .............         51,915              --         (51,915)             --
   Equity in net income of unconsolidated joint ventures .........             --             759              --             759
   Gains on sales of businesses ..................................             --          18,649              --          18,649
   Gain (loss) on dispositions of property and ...................              9            (233)             --            (224)
     equipment, net
   Other income, net .............................................            281           2,192              --           2,473
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before reorganization
   expenses, income taxes, minority interests and ................           (789)         53,398         (51,915)            694
   extraordinary gain on troubled debt restructuring
Reorganization expenses, net .....................................          8,264              --              --           8,264
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before income
   taxes, minority interests and extraordinary gain on
   troubled debt restructuring ...................................         (9,053)         53,398         (51,915)         (7,570)
Income tax expense ...............................................             --             250              --             250
Minority interests in net income of consolidated joint ventures ..             --             571              --             571
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
   extraordinary gain on troubled debt restructuring .............         (9,053)         52,577         (51,915)         (8,391)
Loss from disposal of discontinued operations ....................             --            (662)             --            (662)
                                                                     ------------    ------------    ------------    ------------
Loss before extraordinary gain on troubled debt
   restructuring .................................................         (9,053)         51,915         (51,915)         (9,053)
Extraordinary gain on troubled debt restructuring, net
   of income tax expense of $400 .................................        107,772              --              --         107,772
                                                                     ------------    ------------    ------------    ------------
Net income .......................................................   $     98,719    $     51,915    $    (51,915)   $     98,719
                                                                     ============    ============    ============    ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                  DEBTORS      NON-DEBTORS     CONSOLIDATED
                                                               ------------    ------------    ------------
Net cash provided by (used in) continuing operations
   before reorganization items .............................   $    (15,491)   $     35,052    $     19,561
Cash flows used by reorganization items, net ...............         (5,195)             --          (5,195)
                                                               ------------    ------------    ------------
Net cash provided by (used in) continuing operations
   (net of reorganization items) ...........................        (20,686)         35,052          14,366
                                                               ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment .....................         (2,204)         (2,314)         (4,518)
   Cash advances from wholly-owned subsidiaries ............         31,662         (31,662)             --
   Proceeds from sale of business ..........................             --              85              85
   Proceeds from dispositions of property and equipment ....              1               5               6
                                                               ------------    ------------    ------------
Net cash provided by (used in) investing activities ........         29,459         (33,886)         (4,427)
                                                               ------------    ------------    ------------
Cash flows from financing activities:
   Principal payments of debt obligations ..................            (67)             (9)            (76)
   Refunds of deposits to collateralize letters of credit ..            350              --             350
   Cash distributions to minority interests ................             --            (768)           (768)
                                                               ------------    ------------    ------------
Net cash provided by (used in) financing activities ........            283            (777)           (494)
                                                               ------------    ------------    ------------
Net increase in cash from continuing operations ............   $      9,056    $        389    $      9,445
                                                               ============    ============    ============
Net cash used in discontinued operations ...................   $       (177)   $        (16)   $       (193)
                                                               ============    ============    ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                      DEBTORS      NON-DEBTORS     CONSOLIDATED
                                                                   ------------    ------------    ------------
Net cash provided by (used in) continuing operations
   before reorganization items .................................   $    (13,230)   $     27,423    $     14,193
Cash flows used by reorganization items, net ...................        (10,776)             --         (10,776)
                                                                   ------------    ------------    ------------
Net cash provided by (used in) continuing operations
   (net of reorganization items) ...............................        (24,006)         27,423           3,417
                                                                   ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment .........................         (2,949)         (4,638)         (7,587)
   Cash advances from wholly-owned subsidiaries ................         22,147         (22,147)             --
   Proceeds from dispositions of property and equipment ........              6              68              74
                                                                   ------------    ------------    ------------
Net cash provided by (used in) investing activities ............         19,204         (26,717)         (7,513)
                                                                   ------------    ------------    ------------
Cash flows from financing activities:
   Principal payments of debt obligations ......................           (117)           (179)           (296)
   Deposits to collateralize letters of credit, net ............         (1,116)             --          (1,116)
   Cash distributions to minority interests ....................             --            (412)           (412)
                                                                   ------------    ------------    ------------
Net cash used in financing activities ..........................         (1,233)           (591)         (1,824)
                                                                   ------------    ------------    ------------
Net increase (decrease) in cash from continuing operations .....   $     (6,035)   $        115    $     (5,920)
                                                                   ============    ============    ============
Net cash used in discontinued operations .......................   $         --    $         --    $         --
                                                                   ============    ============    ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                      DEBTORS      NON-DEBTORS     CONSOLIDATED
                                                                   ------------    ------------    ------------
Net cash provided by (used in) continuing operations
   before reorganization items .................................   $    (26,500)   $     70,644    $     44,144
Cash flows used by reorganization items, net ...................         (1,581)             --          (1,581)
                                                                   ------------    ------------    ------------
Net cash provided by (used in) continuing operations
   (net of reorganization items) ...............................        (28,081)         70,644          42,563
                                                                   ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment .........................            (90)         (3,437)         (3,527)
   Investment in a joint venture ...............................             --            (249)           (249)
   Proceeds from sales of businesses ...........................             --          41,513          41,513
   Cash advances from wholly-owned subsidiaries ................        103,022        (103,022)             --
   Proceeds from dispositions of property and equipment ........             --              60              60
                                                                   ------------    ------------    ------------
Net cash provided by (used in) investing activities ............        102,932         (65,135)         37,797
                                                                   ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from promissory notes and other debt ...............          1,500              --           1,500
     obligations
   Principal payments of debt obligations ......................        (55,130)           (432)        (55,562)
   Cash paid for debtor-in-possession financing costs ..........           (536)             --            (536)
   Cash distributions to minority interests ....................             --          (1,405)         (1,405)
                                                                   ------------    ------------    ------------
Net cash used in financing activities ..........................        (54,166)         (1,837)        (56,003)
                                                                   ------------    ------------    ------------
Net increase (decrease) in cash from continuing operations .....   $     20,685    $      3,672    $     24,357
                                                                   ============    ============    ============
Net cash used in discontinued operations .......................   $         --    $     (3,731)   $     (3,731)
                                                                   ============    ============    ============

                          CORAM HEALTHCARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      BALANCES AT    CHARGED TO      CHARGED TO                         BALANCES AT
                                                       BEGINNING     COSTS AND         OTHER                              END OF
                   DESCRIPTION                         OF PERIOD      EXPENSES        ACCOUNTS          DEDUCTIONS        PERIOD
--------------------------------------------------    -----------    ----------      ----------         ----------      -----------
Year ended December 31, 2002:
   Reserves and allowances deducted
     from asset accounts:
       Allowance for uncollectible accounts ......     $  19,457     $  15,887        $    (602)(6)     $ (12,513)(1)     $  22,229
       Allowance for long-term receivable ........           739            --             (739)(7)            --                --
       Valuation allowance for inventories .......           250            19               --                --               269
       Allowance for other current receivable ....            --            72(8)           151(8)             --               223

Year ended December 31, 2001:
   Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible accounts ......     $  17,912     $  17,533        $     316(6)      $ (16,304)(1)     $  19,457
       Allowance for long-term receivable ........           739            --               --                --               739
       Valuation allowance for inventories .......           250            --               --                --               250
Year ended December 31, 2000:
   Reserves and allowances deducted
     from asset accounts:
       Allowance for uncollectible accounts ......     $  30,920     $   9,773        $  (3,137)(2)     $ (19,644)(1)     $  17,912
       Allowance for long-term receivable ........         1,072           739(5)            --            (1,072)(3)           739
       Valuation allowance for inventories .......           525            --               --              (275)(4)           250

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

     (6)  Revenue adjustments.

     (7) The fully reserved escrow deposit receivable was collected in October 2002 in connection with a settlement agreement approved by United States Bankruptcy Court for the District of Delaware.

     (8) Full reserve for insurance deductible amounts receivable related to a certain risk insurance policy.

                                 EXHIBIT INDEX



    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------
     2.1     --  Agreement and Plan of Merger dated as of February 6, 1994, by and Among the registrant, T2 Medical, Inc., Curaflex,
                 HealthInfusion, Medisys, T2 Acquisition company, CHS
                 Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.1 of
                 Registration No. 33-53957 on Form S-4).

     2.2     --  First Amendment to Agreement and Plan of Merger dated as of May
                 25, 1994, by and among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS
                 Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.2 of Registration No.33-53957 on Form S-4).

     2.3     --  Second Amendment to Agreement and Plan of Merger dated as of
                 July 8, 1994 by and among the registrant, T2 Medical, Inc.,
                 Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS
                 Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by Reference to Exhibit 2.3 of the registrant's Current Report on Form 8-K dated as of July 15,
                 1994).

     2.4     --  Asset Sale and Note Purchase Agreement among the registrant,
                 Caremark International, Inc. and Caremark, Inc. dated as of
                 January 29, 1995. (Incorporated by reference to Exhibit C of the registrant's Current Report on Form 8-K dated April 6,
                 1995). (a)

     2.5     --  Agreement and Plan of Merger among the registrant, CHC
                 Acquisition Corp. and Lincare Holdings Inc. dated as of April
                 17, 1995. (Incorporated by reference to Exhibit B of the registrant's Current Report on Form 8-K dated May 2, 1995). (a)

     2.6     --  Agreement and Plan of Merger entered into as of October 19,
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


    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------
    2.8      --  Side Agreement dated as of September 30, 1997 among Coram
                 Healthcare Corporation, T2 Medical, Inc., Coram Healthcare
                 Corporation of Greater New York and Integrated Health Services,
                 Inc. (Incorporated by reference to Exhibit 2.1 of the
                 registrant's Current Report on Form 8-K dated as of September
                 30, 1997).

    2.9      --  Purchase Agreement by and between Curaflex Health Services,
                 Inc., Coram Healthcare Corporation, Curascript Pharmacy, Inc.,
                 Curascript PBM Services, Inc. and GTCR Fund VI, L.P., dated
                 July 31, 2000. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of July 31,
                 2000).

    2.10     --  Debtor-In-Possession Financing Agreement dated August 30, 2000, by and among Coram Healthcare Corporation, Coram, Inc. and
                 Madeleine L.L.C. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated as of September 13, 2000).

    3.1      --  Certificate of Incorporation of registrant, as amended, through
                 May 1, 1994. (Incorporated by reference to Exhibit 3.1 of
                 Registration No. 33-53957 on Form S-4).

    3.2      --  Bylaws of registrant. (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

    3.3      --  Certificate of Amendment of the registrant's Certificate of
                 Incorporation. (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

    3.4      --  Bylaws of Coram, Inc., as amended and restated on December 31,
                 2001. (Incorporated by reference to Exhibits 99.8 of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

    3.5      --  Bylaws of Coram, Inc., as amended and restated on December 31,
                 2002. (Incorporated by reference to Exhibit 99.6 of the registrant's Current Report on Form 8-K dated as of December
                 31, 2002).

    4.1      --  Form of Common Stock Certificate for the registrant's common
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

    4.3      --  Form of Certificate of Designation, Preferences and Rights of
                 the registrant's Series X Participating Preferred Stock. (Filed as Exhibit A to the Stockholder Rights Agreement, which was filed as Exhibit 1 to the registrant's Current Report on Form
                 8-K dated as of June 25, 1997, and which exhibit is hereby incorporated by reference thereto).

    4.4      --  Form of Certificate of Designation, Preferences and Relative,
                 Participating, Optional and Other Special rights of Preferred
                 Stock and Qualifications, Limitations and Restrictions Thereof, dated December 29, 2000. (Incorporated by reference to Exhibit
                 4.1 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

    4.5      --   Irrevocable Waiver, dated as of April 12, 2002, by Cerberus
                 Partners, L.P., Foothill Capital Corporation and Goldman, Sachs
                 & Co. in favor of Coram, Inc. (Incorporated by reference to
                 Exhibit 4.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

    4.6      --  Amendment No. 1 to Stockholder Agreement dated as of December
                 31, 2001, among Coram, Inc., Goldman, Sachs & Co., Cerberus
                 Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.5 of the registrant's Current
                 Reports on Form 8-K and Form 8-K/A dated as of December 21,
                 2001).

    4.7      --  Certificate of Amendment of the Certificate of Designation of
                 Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2001, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights.
                 (Incorporated by reference to Exhibits 99.7 of the registrant's
                 Current Reports on Form 8-K and Form 8-K/A dated as of December
                 21, 2001).

    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------

     4.8     --  Amendment No. 2 to Stockholder Agreement dated as of December
                 31, 2002, by and among Coram, Inc., Goldman, Sachs & Co.,
                 Cerberus Partners, L.P. and Foothill Capital Corporation.
                 (Incorporated by reference to Exhibit 99.2 of the registrant's
                 Current Report on Form 8-K dated as of December 31, 2002).

     4.9     --  Second Certificate of Amendment of the Certificate of
                 Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2002, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibit 99.4 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

    4.10    --   Certificate of Designation of Coram Inc., as filed with the
                 Secretary of State of the State of Delaware on December 31,
                 2002, related to the creation of the Coram, Inc. Series B
                 Cumulative Preferred Stock, as well as, certain limitations on aggregate stock voting rights after the occurrence of a
                 triggering event. (Incorporated by reference to Exhibit 99.5 of the registrant's Current Report on Form 8-K dated as of
                 December 31, 2002).

    10.1     --  Amended and Restated Credit Agreement dated as of February 10,
                 1995, by and among Curaflex, T2, HealthInfusion, Medisys, and
                 HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent
                 (the "Amended Credit Agreement"). (Incorporated by reference to
                 Exhibit 10.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994). (a)

    10.2     --  Form of Employment Agreement between the registrant and Charles
                 A. Laverty. (Incorporated by reference to Exhibit 10.1 of
                 Registration No. 33-53957 on Form S-4).

    10.3     --  Form of Severance/Non-Compete Agreement between the registrant and Miles E. Gilman. (Incorporated by reference to Exhibit 10.2 of Registration No. 33-53957 on Form S-4).

    10.4     --  Form of Severance/Non-Compete Agreement between the registrant and William J. Brummond. (Incorporated by reference to Exhibit
                 10.3 of Registration No. 33-53957 on Form S-4).

    10.5     --  Form of Severance/Non-Compete Agreement between the registrant and Tommy H. Carter. (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form S-4).

    10.6     --  Form of Indemnification Agreement between the registrant and each of the registrant's directors and certain executive officers. (Incorporated by reference to Exhibit 10.6 of the registrant's Form 10-K for the year ended December 31, 1994).

    10.7     --  Registrant's 1994 Stock Option/Stock Issuance Plan and related
                 Forms of agreements. (Incorporated by reference to Exhibit
                 10.15 of Registration No. 33-53957 on Form S-4).

    10.8     --  Registrant's Employee Stock Purchase Plan. (Incorporated by
                 reference to Exhibit 10.16 of Registration No. 33-53957 on Form
                 S-4).

    10.9     --  401(k) Plan of T2 Medical, Inc. dated December 8, 1989.
                 (Incorporated herein by reference to Exhibit 10(s) of T2 Annual
                 Report on Form 10-K for the fiscal year ended September 30, 1989, filed with the Securities and Exchange Commission on or about December 29, 1988).

   10.10     --  1988 Stock Option Plan of T2 Medical, Inc., as amended and restated as of July 31, 1990 and as further amended as of (i)
                 August 20, 1991; (ii) November 12, 1991; and (iii) July 6,
                 1992. (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on Form S-4).

   10.11     --  Curaflex 1989 Stock Option Plan. (Incorporated by reference to
                 Exhibit 10.53 of Registration No. 33-53957 on Form S-4).

   10.12     --  Curaflex Amended 1990 Stock Option Plan. (Incorporated by
                 reference to Exhibit 10.54 of Registration No. 33-53957 on Form
                 S-4).


    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------

    10.13    --  Curaflex Directors' Nonqualified Stock Option Plan.
                 (Incorporated by reference to Exhibit 10.59 of Registration No.
                 33-53957 on Form S-4).

    10.14    --  Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as
                 amended. (Incorporated by reference to Exhibit 10.61 of Registration No. 33-53957 on Form S-4).

    10.15    --  Clinical Homecare Ltd. 1990 Stock Option Plan, as amended.
                 (Incorporated by reference to Exhibit 10.62 of Registration No.
                 33-53957 on Form S-4).

    10.16    --  1989 Stock Option Plan of Medisys. (Incorporated by reference to Exhibit 10.85 of Registration No. 33-53957 on Form S-4).

    10.17    --  Form of Non-Plan Option Agreement of Medisys. (Incorporated by
                 Reference to Exhibit 10.86 of Registration No. 33-53957 on Form
                 S-4).

    10.18    --  Credit Agreement among Coram Healthcare Corporation, Coram,
                 Inc., the Lenders named therein and Chemical Bank, as Administrative Agent, Collateral Agent and Fronting Bank dated as of April 6, 1995. (Incorporated by reference to Exhibit D of the registrant's Current Report on Form 8-K dated April 6,
                 1995). (a)

    10.19    --  First Amendment and Waiver to the Credit Agreement, dated as of
                 August 9, 1995, together with exhibits hereto, among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.19 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

    10.20    --  Second Amendment to the Credit Agreement dated as of September
                 7, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial
                 Institutions party thereto (as defined therein), and Chemical
                 Bank as Agent. (Incorporated by reference to Exhibit 10.20 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

    10.21    --  Third Amendment and Limited Waiver to the Credit Agreement,
                 dated as of September 29, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

    10.22    --  Fourth Amendment and Limited Waiver to the Credit Agreement and
                 First Amendment to Security Documents dated as of October 13,
                 1995, together with selected exhibits thereto, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein) and Chemical Bank as Agent. (Incorporated by reference to the registrant's Current Report on Form 8-K as filed October
                 24, 1995).

    10.23    --  Warrant Agreement dated as of October 13, 1995, among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant's Current
                 Report on Form 8-K as filed October 24, 1995).

    10.24    --  Amendment and Limited Waiver to Bridge Securities Purchase
                 Agreement, dated as of October 13, 1995, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette.
                 (Incorporated by reference to Exhibit 10.24 of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 1995). (a)

    10.25    --  Form of Employment Agreement, Amendment No. 1 and Amendment No.
                 2 dated as of April 23, 1999, of Employment Agreement between the registrant and Donald J. Amaral. (Incorporated by reference to Exhibit 10.25 and 10.04 of the registrant's Quarterly Report on Form 10-Q for the quarters ended September 30, 1995, June
                 30, 1998 and September 30, 1999, respectively).

    10.26    --  Securities Purchase Agreement and Form of Subordinated Bridge
                 Note, dated as of April 6, 1995, among Coram, Inc., Coram
                 Funding, Inc. and the registrant. (Incorporated by reference to Exhibit E of the registrant's Current Report on Form 8-K dated
                 April 6, 1995). (a)



    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------

    10.27    --  Exclusive Distribution Agreement--Healthcare Products and
                 Biomedical Equipment and Services Agreement between Medical
                 Specialties Distributors, Inc. ("MSD") and Coram Healthcare
                 Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30,
                 1996).

    10.28    --  Medical Specialties Master Service Agreement between MSD and
                 Coram Healthcare Corporation, dated as of June 1, 1996.
                 (Incorporated by reference to Exhibit 10.2 of the registrant's
                 Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.29    --  Medical Specialties Master Rental Agreement between MSD and
                 Coram Healthcare Corporation, dated as of June 1, 1996.
                 (Incorporated by reference to Exhibit 10.3 of the registrant's
                 Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.30    --  Coram Healthcare Litigation Memorandum of Understanding between all Parties to In re Coram Healthcare Corporation. Securities
                 Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No. 96-N-722, dated as of August 5, 1996.
                 (Incorporated by reference to Exhibit 10.4 of the registrant's
                 Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

    10.31    --  Fifth Amendment to the Credit Agreement dated as of February 6,
                 1996, by and among the registrant, Coram, Inc., each Subsidiary
                 Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

    10.32    --  Sixth Amendment to Credit Agreement dated as of April 19, 1996, by and among the registrant, Coram, Inc., each Subsidiary
                 Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

    10.33    --  Seventh Amendment to Credit Agreement dated as of July 3, 1996, by and among the registrant, Coram, Inc., each Subsidiary
                 Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996). (a)

    10.34    --  Eighth Amendment to Credit Agreement dated as of December 3,
                 1996, by and among the registrant, Coram, Inc., each Subsidiary
                 Guarantor as defined therein), the Financial Institutions (as described therein), and Chase Manhattan Bank as Agent.
                 (Incorporated by reference to Exhibit 10.34 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996). (a)

    10.35    --  Ninth Amendment and Limited Waiver to the Credit Agreement
                 dated as of March 14, 1997, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.35 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996). (a)

    10.36    --  Amended Agreement, dated as of March 28, 1997, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette.
                 (Incorporated by reference to Exhibit 10.36 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996). (a)

    10.37    --  Sabratek Corporation and Coram Healthcare Exclusive Supply
                 Agreement for IV Infusion Pumps, IV Disposable Sets and Related
                 Items, dated as of February 26, 1997. (Incorporated by reference to Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.38    --  Amendment to 9% Subordinated Convertible Debenture and Notice
                 of Conversion dated as of June 30, 1996, by and among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant's report on Form 8-K as filed on July 12, 1996).



    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------

    10.39    --  Tenth Amendment to Credit Agreement dated June 2, 1997, by and
                 Among the registrant, Goldman Sachs Credit Partners L.P.,
                 Coram, Inc., each Subsidiary Guarantor (as defined therein) and
                 The Chase Manhattan Bank, as administrative agent and collateral agent for the Lenders named therein, to that certain
                 Credit Agreement dated as of April 6, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions named therein and the Chase Manhattan Bank, as collateral agent for the Lenders named therein. (Incorporated by reference to Exhibit 99 of the registrant's Current Report on Form 8-K dated as of June 2,
                 1997). (a)

    10.40    --  Letter Agreement of March 29, 1998 by and among Cerberus
                 Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill
                 Capital Corporation on the one hand, and Coram Healthcare
                 Corporation, on the other, deferring the payment of interest and fees pursuant to (i) the Securities Purchase Agreement dated as of April 6, 1995 and (ii) the Letter Agreement dated
                 March 28, 1997 between Coram Funding, Inc. and Coram Healthcare
                 Corporation. (Incorporated by reference to Exhibit 10.40 of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

    10.41    --  Prime Vendor Agreement and Letter Amendment, dated October 14,
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
                 among the registrant and Foothill Capital Corporation, as collateral agent for Cerberus Partners, L.P., Goldman Sachs
                 Credit Partners L.P. and Foothill Partners III L.P. and their respective successors and assigns. (Incorporated by reference to Exhibit 10.02 of the registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1998).

    10.44    --  Request for Deferral of Interest Payment under the Series B
                 Convertible Subordinated Notes due 2008 and the related
                 Securities Exchange Agreement, dated May 6, 1998, by and between Coram, Inc., Coram Healthcare Corporation, Cerberus
                 Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill
                 Capital Corporation, as amended. (Incorporated by reference to Exhibit 10.03 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

    10.45    --  Securities Exchange Agreement among the registrant, Cerberus
                 Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill
                 Capital Corporation. (Incorporated by reference to Exhibit
                 10.01 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998). (a)

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
                 Exclusive Supply Agreement for IV Infusion pumps, IV Disposable
                 Sets and Related Items, dated as of February 26, 1997, as of December 7, 1998. (Incorporated by reference to Exhibit 10.47 of the registrant's Annual Report on Form 10-K for the year ended December 3l, l998).

    10.48    --  Employment Agreement between Coram Healthcare Corporation and
                 Richard M. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.49    --  Agreement between Coram Healthcare Corporation and Richard M.
                 Smith, dated as of November 11, 1999. (Incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).




    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------


    10.50    --  Employment Agreement between Coram Healthcare Corporation and
                 Wendy L. Simpson, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.51    --  Employment Agreement between Coram Healthcare Corporation and
                 Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.52    --  Employment Agreement between Coram Healthcare Corporation and
                 Daniel D. Crowley, dated as of November 30, 1999, together with
                 Amendment No. 1 thereto. (Incorporated by reference to Exhibit
                 10.51 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

    10.53    --  Employment Agreement, between Coram Healthcare Corporation and
                 Allen J. Marabito, dated as of November 30, 1999, together with amendment No. 1 thereto. (Incorporated by reference to Exhibit
                 10.52 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

    10.54    --  First Amendment to Prime Vendor Agreement, dated as of January
                 1, 2000 by and between the registrant and Cardinal Health, Inc.
                 (Incorporated by reference to Exhibit 10.53 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999).

    10.55    --  Second Amendment to Employment Agreement between Coram
                 Healthcare Corporation and Daniel D. Crowley, dated as of April
                 6, 2000. (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

    10.56    --  Settlement agreement entered into by and among Coram Resource
                 Network, Inc., Coram Independent Practice Association, Inc.,
                 Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of November 17, 2000).

    10.57    --  Amendment No. 4, dated December 29, 2000, in respect of the
                 Securities Exchange Agreement dated as of May 6, 1998, among
                 Coram Healthcare Corporation, Coram, Inc., Cerberus Partners,
                 L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital
                 Corporation. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated as of December
                 28, 2000).

    10.58    --  Exchange Agreement, dated December 29, 2000, among Coram, Inc.,
                 Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and
                 Foothill Capital Corporation. (Incorporated by reference to
                 Exhibit 10.2 of the registrant's Current Report on Form 8-K dated as of December 28, 2000).

    10.59    --  Third Amendment to Employment Agreement between Coram
                 Healthcare Corporation and Daniel D. Crowley, dated August 2,
                 2000. (Incorporated by reference to Exhibit 10.58 of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2000).

    10.60    --  Employment Agreement between Coram Healthcare Corporation and
                 Scott R. Danitz, dated August 1, 2000. (Incorporated by reference to Exhibit 10.59 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.61    --  Employment Agreement between Coram Healthcare Corporation and
                 Vito Ponzio, Jr., dated April 26, 1999. (Incorporated by reference to Exhibit 10.60 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.62    --  Consulting Services Agreement between Coram Healthcare
                 Corporation and Joseph D. Smith, dated June 30, 2000.
                 (Incorporated by reference to Exhibit 10.61 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000).

    10.63    --  Consulting Services Agreement between the company and Donald J.
                 Amaral, dated May 16, 2000. (Incorporated by reference to
                 Exhibit 10.62 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000).



    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------


    10.64    --  Exchange Agreement and related schedules dated as of December
                 31, 2001, among Coram, Inc., Goldman Sachs Credit Partners
                 L.P., Cerberus Partners, L.P. and Foothill Capital Corporation.
                 (Incorporated by reference to Exhibits 99.4 and 99.4a through 99.4f of the registrant's Current Reports on Form 8-K and Form
                 8-K/A dated as of December 21, 2001).

    10.65    --  Amendment No. 5 to Securities Exchange Agreement, dated as of
                 December 31, 2001, among Coram, Inc., Coram Healthcare
                 Corporation, Goldman Sachs Credit Partners L.P., Cerberus
                 Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.6 and 99.6a through 99.6b of the registrant's Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

    10.66    --  Product Purchase Agreement, dated September 1, 2001, between
                 Coram, Inc. and FFF Enterprises, Inc. Certain portions of the
                 Product Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Product Purchase
                 Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit
                 10.68 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.67    --  Prime Vendor Agreement, dated April 19, 2001, between Coram
                 Healthcare Corporation and Cardinal Distribution, Inc.
                 (Incorporated by reference to Exhibit 10.69 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2001).

    10.68    --  I.V. Systems Division Purchase Agreement, dated October 23,
                 2000, between Coram, Inc., and Baxter Healthcare Corporation.
                 Certain portions of the I.V. Systems Division Purchase
                 Agreement have been omitted pursuant to a request for confidential treatment. The entire I.V. Systems Division
                 Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.70 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.69    --  Letter Amendment, dated October 25, 2000, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Letter Amendment have been omitted pursuant to a request for confidential treatment. The entire Letter Amendment has been filed confidentially with the Securities and Exchange
                 Commission. (Incorporated by reference to Exhibit 10.71 of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2001).

    10.70    --  Amendment to I.V. Systems Division Purchase Agreement, dated
                 January 28, 2002, between Coram, Inc., and Baxter Healthcare
                 Corporation. (Incorporated by reference to Exhibit 10.72 of the registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2001).

    10.71    --  Therapeutics Purchase Agreement, dated January 7, 2002, between
                 Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The entire Therapeutics
                 Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.73 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.72    --  Hemophilia Product Volume Commitment Agreement, dated December
                 19, 2001, between Coram, Inc., and Baxter Healthcare
                 Corporation. Certain portions of the Hemophilia Product Volume
                 Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire Hemophilia Product
                 Volume Commitment Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.74 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.73    --  Settlement, General Release and Waiver of Claims, dated July
                 15, 2002, between Coram Alternate Site Services, Inc. and Arlin
                 M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram
                 Healthcare Corporation and Coram, Inc. and Humana Health Plan,
                 Inc. (Incorporated by reference to Exhibit 99.3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).



    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------




    10.74    --  Settlement and Mutual Release Agreement, (I) by and between
                 Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of
                 Coram Healthcare Corporation and Coram, Inc. and Richard M.
                 Smith on July 12, 2002 and (II) by and among certain non-debtor subsidiaries of Coram Healthcare Corporation and Coram, Inc.
                 and Richard M. Smith on July 16, 2002. (Incorporated by reference to Exhibit 99.4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

    10.75    --  Settlement Agreement, dated August 26, 2002, by and between
                 T(2)Medical, Inc. and Northside Hospital & Heart Institute.
                 (Incorporated by reference to Exhibit 99.5 of the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 2002).

    10.76    --  Engagement Letter, dated October 8, 2002, between Arlin M.
                 Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. and SSG
                 Capital Advisors, L.P. and Ewing Monroe Bemiss & Co. relating to investment banking and restructuring advisory services.
                 (Incorporated by reference to Exhibit 99.1 of the registrant's
                 Current Report on Form 8-K dated as of December 2, 2002).

    10.77    --  Exchange Agreement and related schedules dated as of December
                 31, 2002, by and among Coram, Inc., Goldman Sachs Credit
                 Partners L.P., Cerberus Partners, L.P. and Foothill Capital
                 Corporation. (Incorporated by reference to Exhibit 99.1 of the registrant's Current Report on Form 8-K dated as of December
                 31, 2002).

    10.78    --  Amendment No. 6 to Securities Exchange Agreement, dated as of
                 December 31, 2002, by and among Coram, Inc., Coram Healthcare
                 Corporation, Goldman Sachs Credit Partners L.P., Cerberus
                 Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.3 of the registrant's Current Report on Form 8-K dated as of December 31, 2002).

    10.79    --  Motion of Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc., dated January 24, 2003, for Authorization To Enter
                 Into Termination And Employment Extension Agreement With Daniel
                 D. Crowley, filed with the United States Bankruptcy Court for the District of Delaware. (Incorporated by reference to Exhibit
                 99.1 of the registrant's Current Report on Form 8-K dated as of January 14, 2003).

    10.80    --  First Amendment, dated December 13, 2002, to Hemophilia Product
                 Volume Commitment Agreement by and among Baxter Healthcare
                 Corporation and Coram, Inc., Through Its Therapeutic Services
                 Division Under Date of December 19, 2001. Certain portions of the First Amendment to the Hemophilia Product Volume Commitment
                 Agreement have been omitted pursuant to a request for confidential treatment. The entire First Amendment to the Hemophilia Product Volume Commitment has been filed confidentially with the Securities and Exchange Commission. *

    10.81    --  Pricing Changes Letter, dated February 20, 2003, by and among
                 Baxter Healthcare Corporation and FFF Enterprises, Inc., related to pricing changes for Coram Healthcare Corporation and Coram, Inc. Certain portions of the Pricing Changes Letter have been omitted pursuant to a request for confidential treatment.
                 The entire Pricing Changes Letter has been filed confidentially with the Securities and Exchange Commission.*

    10.82    --  Collateralization Agreement, dated January 30, 2003, by and among Harris Trust and Savings Bank and Arlin M. Adams,
                 Esquire, Trustee for the bankruptcy cases of Coram Healthcare
                 Corporation and Coram, Inc.*

    10.83    --  Agreement, dated March 28, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps.*

    10.84    --  Settlement Agreement, dated as of October 17, 2002, by and among Coram Healthcare Corporation, Curaflex Health Services,
                 Inc., and Curascript Pharmacy, Inc., and Curascript PBM
                 Services Inc. Certain portions of the Settlement Agreement have been omitted pursuant to a request for confidential treatment.
                 The entire Settlement Agreement has been filed confidentially with the Securities and Exchange Commission.*

    10.85    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Deborah Meyer. *

    10.86    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Michael Saracco. *




    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------



    10.87    --  Agreement, dated April 11, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps.*

    10.88    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Scott Danitz.*

    10.89    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Debbie Meyer.*

    10.90    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Michael Saracco.*

    10.91    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Allen J. Marabito.*

    20.1     --  Stockholder Rights Agreement (the "Stockholder Rights
                 Agreement"), dated as of June 25, 1997, between Coram
                 Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating Preferred
                 Stock, par value $0.001 per share, as Exhibit A, the Summary of Stockholder Rights Agreement as Exhibit B and the form of Rights Certificate as Exhibit C. Pursuant to the Stockholder
                 Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an Acquiring Person.
                 (Incorporated by reference to Exhibit 1 of the registrant's
                 Current Report on Form 8-K dated as of June 25, 1997).

    21.1     --  Subsidiaries of the registrant.*

    23.1     --  Consent of Ernst & Young LLP.*

    99.1     --  Chief Executive Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

    99.2     --  Chief Financial Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *


(a) Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

*    Filed herewith.