Form 10-K/A
period 2002-12-31
CORAM HEALTHCARE CORP
filed 2003-05-20
CIK 924174

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT No.1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ ]


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. Through April 11, 2003, no plan or plans of reorganization have been confirmed by such court.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

STATEMENT OF FORWARD LOOKING STATEMENTS


     This Annual Report on Form 10-K/A contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that are based on the beliefs of Coram's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Coram's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the uncertainties related to the ongoing bankruptcy proceedings of CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI"), including actions taken by the appointed Chapter 11 trustee (Arlin M. Adams, Esquire) and parties who may be adverse to the bankruptcy estates; Coram's ability to maintain continued compliance with the provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"); Coram's absence of sustained profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's leveraged financial structure, including significant liquidation preferences relating to certain CI preferred stock securities; the company's need to obtain additional financing or equity; the company's ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; the company's ability to successfully implement significant additions to or modifications of its company-wide information systems; the company's need for financing related to additions to, and upgrades of, current information technology systems; the company's ability to obtain adequate funding for and successfully deploy certain critical replacement infusion pumps and related tubing sets for certain products that have been discontinued by a vendor; the company's dependence upon the prices paid by third-party payers for the company's services; adverse changes in the average wholesale prices paid for drugs that Coram provides to its patients; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and the impact on healthcare service businesses, as well as, enhanced regulatory oversight of the healthcare industry; and certain other factors, all of which are described in greater detail in this report in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


     After the Debtors' exclusivity period to file their own plan of reorganization terminated, the Equity Committee filed a proposed plan of reorganization (the "Proposed Equity Committee Plan") in respect of the Debtors in the Bankruptcy Court on December 19, 2002. The Proposed Equity Committee Plan incorporates a variation of the aforementioned proposed derivative lawsuit. See
Note 3 to the company's Consolidated Financial Statements for further discussion of the status of the Proposed Equity Committee Plan and the related Disclosure Statement within the Debtors' bankruptcy proceedings.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Annual Report on Form 10-K/A contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of Coram's management, as well as, assumptions made by, and information currently available to, management. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the Bankruptcy Cases and certain other factors, which are described in greater detail later in this Item 7. under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


     - cancellation of the issued and outstanding CI Series A Preferred, and


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


     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until some time after confirmation of a plan or plans of reorganization. Through April 11, 2003, the Bankruptcy Court has not yet adjudicated any final fee applications. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.


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


     (V)    BANKRUPTCY RELATED ACTIVITIES SUBSEQUENT TO DECEMBER 31, 2002


     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003.


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


     The holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the "CI Preferred Stock Holders") continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting the exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI's common stock and all claims against and equity interests in CHC.



     On April 28, 2003, attorneys for the Equity Committee advised the Chapter 11 trustee and his legal counsel of their disagreement with certain statements in the preceding paragraph. They assert that the cumulative liquidation preferences include post-petition interest which, at a hearing on December 27, 2002, the Bankruptcy Court agreed would be reviewed in connection with the terms and conditions of a plan or plans of reorganization. In addition, they assert that because the Chapter 11 trustee's motion for authorization to issue CI Series B Preferred Stock in exchange for debt was granted subject to the Bankruptcy Court's comments on the record, that the rights and equity interests of the CHC common equity holders, not the CI Preferred Stock Holders, are preserved for determination by the Bankruptcy Court in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 of the Bankruptcy Code. Whether or not the Equity Committee's attorneys' interpretation of the Bankruptcy Court's order approving the exchange is correct should be resolved as part of the Bankruptcy Court's determination of the adversary proceeding discussed in the following paragraph. Further, final resolution of the rights and equitable interests of the CI Preferred Stock Holders will be determined by the Bankruptcy Court during confirmation hearings on a plan or plans of reorganization. See Exhibits 10.93 and 10.94 for the Bankruptcy Court order approving the note exchange and a transcript abstract from the hearing held on December 27, 2002, respectively.


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


    During the years ended December 31, 2002 and 2001, approximately $28.4 million and $21.7 million, respectively, of the company's consolidated net revenue related to a capitated agreement that provides services to members in the California marketplace. Additionally, Coram owns 50% of a partnership located in California that derived approximately 41.8% of its net revenue during the year ended December 31, 2002 from services provided under such capitated agreement. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited the company, as well as, a limited group of other providers, to respond to an RFP that covers the services provided exclusively by the company and its partnership. Management believes that the payer will select a provider or providers in July 2003 and the new contract or contracts will become effective January 1, 2004. See Note 2 to the company's Consolidated Financial Statements for further details.


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


    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $7.5 million or 8.9% to $91.3 million during the year ended December 31, 2002 from $83.8 million during the year ended December 31, 2001. During the years ended December 31, 2002 and 2001, compensation and consulting expenses of approximately $2.9 million and $1.9 million, respectively, were incurred to improve and enhance the company's information systems. Furthermore, in connection with the implementation of the new information systems, the company recognized increased depreciation and amortization costs of approximately $1.5 million during the year ended December 31, 2002. The company also incurred incremental costs of $2.8 million to enhance its sales and marketing force and $0.7 million in reimbursement costs during the year ended December 31, 2002. The increase in SG&A expenses also includes a $1.0 million increase in legal fees relating to certain ongoing litigation and an increase of $0.5 million related to insurance premium increases for director and officer insurance. Additionally, to enhance its information technology infrastructure and to further support its sales and marketing strategies, the company's corporate expenses increased approximately $1.1 million during the year ended December 31, 2002. See Note 14 to the company's Consolidated Financial Statements for further details of the company's litigation matters.


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


     (ii) Accounts Receivable. During the years ended December 31, 2002 and 2001, the accounts receivable activity utilized cash of approximately $30.8 million and $28.7 million, respectively. The increase of approximately $2.1 million principally relates to a 10.1% increase in the company's net revenue in 2002 compared to 2001. In addition, during 2002 the company continued to experience slow cash collections from several payers, primarily Medicare and Medicaid and certain large commercial payers, which caused an increase in accounts receivable, as well as, an increase in the percentage of aged accounts receivable over 90 days past due.


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


     The table below summarizes the company's debt, lease and purchase obligations for the years ending December 31 (in thousands). See Notes 9 and 14 to the company's Consolidated Financial Statements for further details regarding debt and lease obligations.



                                     Totals         2003          2004          2005          2006          2007        Thereafter
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Long-term debt obligations .....   $     9,248   $     9,181   $        67   $        --   $        --   $        --   $        --
Capital lease obligations,
    excluding interest .........            16            10             6            --            --            --            --
Operating lease obligations ....        26,632         9,730         7,624         5,492         2,426           967           393
Purchase Obligations(1) ........         6,417         2,200         2,200         2,017            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Totals ......................   $    42,313   $    21,121   $     9,897   $     7,509   $     2,426   $       967   $       393
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========



(1) Effective December 3, 2002, the Chapter 11 trustee and the company entered into a three year telecommunication services agreement with AT&T Corporation ("AT&T")(the "Master Agreement") whereby the company will receive advantageous pricing and other favorable terms. Under the terms of the Master Agreement, the company committed to minimum annual telecommunication service purchases of approximately $2.2 million (the "Minimum Annual Commitment") commencing on the effective date of the Master Agreement. In the event that the company fails to meet the Minimum Annual Commitment, AT&T will invoice the company for the difference between the Minimum Annual Commitment and the actual services purchased during such measurement period. Under certain circumstances, AT&T, at its sole discretion, may reduce the Minimum Annual Commitment amount during any given period. Moreover, if certain material conditions are satisfied, in the third year of the agreement, the company may unilaterally terminate the contract without penalty. In the event that the Master Agreement is terminated by the company without cause or by AT&T for cause, the company will be required to pay an amount equal to 35% of the remaining Minimum Annual Commitment for the period in which the termination occurs and for all unexpired periods under the term of the Master Agreement. Although no assurances can be given, management believes that the company's telecommunication service requirements will be sufficient to meet the Minimum Annual Commitment amounts through the term of the Master Agreement. In the event that the Master Agreement is terminated and the 35% surcharge is invoked or the Minimum Annual Commitment is not met in a given period, the aforementioned AT&T supplemental charges could have a material adverse effect on the company's liquidity and results of operations.


    Management believes that the net costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2003 and thereafter. These costs principally consist of professional fees and expenses and certain pending employee retention payments. On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until some time after confirmation of a plan or plans of reorganization. Through April 11, 2003, the Bankruptcy Court has not yet adjudicated any final fee applications. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

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


     As of December 31, 2001, the company had outstanding long-term debt of approximately $132.6 million of which approximately $132.3 million matured on June 30, 2002 and bore interest at 9.0% per annum; however, the $132.3 million was not paid on such date and the creditors' remedies were stayed pursuant to the Bankruptcy Cases. In connection with a debt to equity exchange transaction executed on December 31, 2002, the company reduced its total long-term debt to approximately $9.3 million, including $9.0 million which was amended to mature on June 30, 2003. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 9 to the company's Consolidated Financial Statements for further details.


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


    4.10     --  Certificate of Designation of Coram, Inc., as filed with the
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

    10.85    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Deborah Meyer. *

    10.86    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Michael Saracco. *

    10.87    --  Agreement, dated April 11, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps.*

    10.88    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Scott Danitz.*

    10.89    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Debbie Meyer.*

    10.90    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Michael Saracco.*

    10.91    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Allen J. Marabito.*


    10.92    --  Master Agreement, dated December 3, 2002, by and between AT&T
                 Corporation and Coram, Inc.*



    10.93    --  United States Bankruptcy Court For The District Of Delaware
                 Order Dated, December 27, 2002, Granting Motion Of The Chapter 11 Trustee For Authorization To Issue Preferred Stock In Exchange For Debt.*



    10.94    --  Abstract From The United Stated Bankruptcy Court For The
                 District Of Delaware Hearing Held On December 27, 2002.*



    20.1     --  Stockholder Rights Agreement (the "Stockholder Rights
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

*    Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2003.


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



              /s/ ALLEN J. MARABITO                   Executive Vice President                         May 20, 2003
          ------------------------------                (Principal Executive Officer)
                Allen J. Marabito


               /s/ SCOTT R. DANITZ                    Senior Vice President, Chief                     May 20, 2003
          ------------------------------                Financial Officer and Treasurer
                Scott R. Danitz                         (Principal Financial Officer)

            /s/ ARLIN M. ADAMS, ESQUIRE               Chapter 11 Trustee for the                       May 20, 2003
          ------------------------------                Bankruptcy Estates of
              Arlin M. Adams, Esquire                   Coram Healthcare Corporation and
                                                        Coram, Inc., effective March 7, 2002(1)





(1) Upon the Bankruptcy Court's approval of the Chapter 11 trustee's appointment on March 7, 2002, the Chapter 11 trustee assumed the duties and powers of the company's Board of Directors.

CERTIFICATION

I, Allen J. Marabito, certify that:


1. I have reviewed this annual report on Form l0-K/A of Coram Healthcare Corporation;


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


Date: May 20, 2003


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

                                  CERTIFICATION

I, Scott R Danitz, certify that:


1. I have reviewed this annual report on Form l0-K/A of Coram Healthcare Corporation;


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


Date: May 20, 2003



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


     o    cancellation of the issued and outstanding CI Series A Preferred
          Stock, and


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


     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until some time after confirmation of a plan or plans of reorganization. Through April 7, 2003, the Bankruptcy Court has not yet adjudicated any final fee applications. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.


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


Bankruptcy Related Activities Subsequent to December 31, 2002


     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003.


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
                                                                                ============    ============


     In addition to the amounts disclosed in the table above, the holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the "CI Preferred Stock Holders") continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting the exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI's common stock and all claims against and equity interests in CHC.



     On April 28, 2003, the Chapter 11 trustee received a letter from the attorneys for the Equity Committee wherein they dispute the accuracy of certain statements in the preceding paragraph regarding the claim positions and liquidation preferences of the CI Preferred Stock Holders. Such dispute relates to differing interpretations of the effect and impact of certain related Bankruptcy Court rulings by the attorneys for the Equity Committee on one hand and the CI Preferred Stock Holders and the Chapter 11 trustee on the other hand. The Bankruptcy Court is expected to resolve the dispute, as well as, determine the rights and equitable interests of all interested parties in the Bankruptcy Cases during the confirmation hearings on a plan or plans of reorganization.



     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole common shareholder of Coram, Inc. The complaint alleges, among other things, that the aforementioned defendants have (i) engaged in inequitable conduct, (ii) conferred an unfair advantage upon themselves and (iii) caused damage to Coram Healthcare Corporation. The adversary proceeding is currently pending before the Bankruptcy Court and the defendants have not yet responded to the complaint.


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
                                                           ============     ============


     As a result of the Bankruptcy Cases, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the Consolidated Balance Sheets in accordance with SOP 90-7. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the "Securities Exchange Agreement"), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the "Lenders") and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the "DIP Agreement); however, such credit facility expired under its terms on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors' voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors' ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.


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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In January 1999, the IRS completed an examination of the company's federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to prior tax liabilities. The company had previously agreed to adjustments of $24.4 million that only affected available NOLs. The adjustments involve the deductibility of warrants, write-offs of goodwill and the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years. In May 1999, the company received a statutory notice of deficiency totaling approximately $12.7 million (obtained from federal tax refunds), plus interest and penalties to be determined, with respect to certain proposed adjustments seeking to recover taxes previously refunded. In August 1999, the company filed a petition with the United States Tax Court (the "Tax Court") contesting the notice of deficiency. The IRS responded to the petition and requested that the petition be denied. The Tax Court proceeding is currently stayed by reason of the Bankruptcy Cases.


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

     Hereinafter the CI Series A Preferred Stock and the CI Series B Preferred Stock are collectively referred to as the CI Preferred Stock. A summary of the CI Preferred Stock activity and related liquidation preference values for the three years ended December 31, 2002 is as follows (in thousands, except share amounts):


                                                      CI SERIES A PREFERRED STOCK     CI SERIES B PREFERRED STOCK
                                                      ----------------------------    ----------------------------
                                                                      LIQUIDATION                     LIQUIDATION
                                                        SHARES        PREFERENCES        SHARES       PREFERENCES
                                                      ------------    ------------    ------------    ------------

      Balances at January 1, 2000 ................              --    $         --              --    $         --
        Shares issued pursuant to the Exchange
           Agreement dated December 29, 2000 .....           905.0         109,326              --              --
                                                      ------------    ------------    ------------    ------------
      Balances at December 31, 2000 ..............           905.0         109,326              --              --
        Dividends In-Kind ........................           146.5          17,700              --              --
         Shares issued pursuant to the Exchange
           Agreement dated December 31, 2001 .....           189.6          22,901              --              --
                                                      ------------    ------------    ------------    ------------
      Balances at December 31, 2001 ..............         1,241.1         149,927              --              --
        Dividends In-Kind ........................           210.5          25,428              --              --
         Shares issued pursuant to the Exchange
           Agreement dated December 31, 2002 .....              --              --         1,218.3         147,171
                                                      ------------    ------------    ------------    ------------

      Balances at December 31, 2002 ..............         1,451.6    $    175,355         1,218.3    $    147,171
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


     The organizational documents and other agreements underlying the CI Preferred Stock include usual and customary affirmative and negative covenants for securities of this nature, including, but not limited to (i) providing timely access to certain financial and business information; (ii) authorization to communicate with the company's independent certified public accountants with respect to the financial condition and other affairs of the company; (iii) maintaining tax compliance; (iv) maintaining adequate insurance coverage; (v) adherence to limitations on transactions with affiliates; (vi) adherence to limitations on acquisitions or investments; (vii) adherence to limitations on the liquidation of assets or businesses; and (viii) adherence to limitations on entering into additional indebtedness.


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


     After the Debtors' exclusivity period to file their own plan of reorganization terminated, the Equity Committee filed a proposed plan of reorganization (the "Proposed Equity Committee Plan") in respect of the Debtors in the Bankruptcy Court on December 19, 2002. The Proposed Equity Committee Plan incorporates a variation of the aforementioned proposed derivative lawsuit. See
Note 3 for further discussion of the status of the Proposed Equity Committee Plan and the related Disclosure Statement within the Debtors' bankruptcy proceedings.


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
                                                                             ===========      ===========      ===========

LOSS FROM CONTINUING OPERATIONS BEFORE  EXTRAORDINARY GAINS
    ON TROUBLED DEBT RESTRUCTURINGS AND THE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE
Total EBITDA profit for reportable segments ............................     $    28,450      $    25,893      $    36,728
Other EBITDA profit (loss) .............................................             408             (337)             535
Goodwill amortization expense ..........................................              --           (9,822)         (10,227)
Depreciation and other amortization expense ............................          (9,119)         (10,105)         (10,032)
Charges for impairments of goodwill and other long-lived assets ........         (62,499)          (3,255)          (8,323)
Interest expense .......................................................          (1,566)          (6,652)         (26,788)
Gain on sale of CPS ....................................................              --               --           18,283
Reorganization expenses ................................................          (4,732)         (14,812)          (8,311)
Income tax expense .....................................................             (71)            (150)            (250)
All other expenses, net ................................................              --               (1)              (6)
                                                                             -----------      -----------      -----------
Loss from continuing operations before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in
    accounting principle ...............................................     $   (49,129)     $   (19,241)     $    (8,391)
                                                                             ===========      ===========      ===========

ASSETS
Total assets for reportable segments ...................................     $   125,220      $   117,793      $   108,861
Other assets ...........................................................          95,703          218,673          236,515
                                                                             -----------      -----------      -----------
   Consolidated total assets ...........................................     $   220,923      $   336,466      $   345,376
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
                                                            ============     ============     ============      ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)



                                                                          DEBTORS       NON-DEBTORS    ELIMINATIONS   CONSOLIDATED
                                                                         ----------     -----------    ------------   ------------

Net revenue ........................................................     $       --      $  433,470      $       --     $  433,470
Cost of service ....................................................             --         309,338              --        309,338
                                                                         ----------      ----------      ----------     ----------
Gross profit .......................................................             --         124,132              --        124,132
Operating expenses:
   Selling, general and administrative expenses ....................         22,352          68,952              --         91,304
   Provision for estimated uncollectible accounts ..................             --          15,887              --         15,887
   Restructuring cost recoveries ...................................             --            (113)             --           (113)
   Charge for impairment of goodwill and other
     long-lived assets .............................................             --          62,499              --         62,499
                                                                         ----------      ----------      ----------     ----------
     Total operating expenses ......................................         22,352         147,225              --        169,577
                                                                         ----------      ----------      ----------     ----------
Operating loss from continuing operations ..........................        (22,352)        (23,093)             --        (45,445)
Other income (expenses):
   Interest income .................................................            223             213              --            436
   Interest expense ................................................            (54)         (1,512)             --         (1,566)
   Equity in net income of wholly-owned subsidiaries ...............        (94,619)             --          94,619             --
   Equity in net income of unconsolidated joint
     ventures ......................................................             --           1,504              --          1,504
   Gain on sale of business ........................................             --              46              --             46
   Gains on dispositions of property and equipment, net ............              1               2              --              3
   Other income, net ...............................................             --           1,003              --          1,003
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before reorganization
   expenses, income taxes, minority interests, extra
   ordinary gain on troubled debt restructuring and the
   cumulative effect of a change in accounting principle ...........       (116,801)        (21,837)         94,619        (44,019)
Reorganization expenses, net .......................................          4,275              --              --          4,275
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before income taxes, minority interests, extraordinary gain on troubled debt restructuring
   and the cumulative effect of a change in accounting principle ...       (121,076)        (21,837)         94,619        (48,294)
Income tax expense .................................................             --              71              --             71
Minority interests in net income of consolidated joint
   ventures ........................................................             --             764              --            764
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before extraordinary
   gain on troubled debt restructuring and the
   cumulative effect of a change in accounting principle ...........       (121,076)        (22,672)         94,619        (49,129)
Loss from disposal of discontinued operations ......................           (640)            (45)             --           (685)
                                                                         ----------      ----------      ----------     ----------
Loss before extraordinary gain on troubled debt
   restructuring and the cumulative effect of a change
   in a accounting principle .......................................       (121,716)        (22,717)         94,619        (49,814)
Extraordinary gain on troubled debt restructuring ..................        123,517              --              --        123,517
Cumulative effect of a change in accounting principle ..............             --         (71,902)             --        (71,902)
                                                                         ----------      ----------      ----------     ----------
Net income (loss) ..................................................     $    1,801      $  (94,619)     $   94,619     $    1,801
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

    10.81    --  Pricing Changes Letter, dated February 20, 2003, by and among
                 Baxter Healthcare Corporation and FFF Enterprises, Inc., related to pricing changes for Coram Healthcare Corporation and Coram, Inc. Certain portions of the Pricing Changes Letter have been omitted pursuant to a request for confidential treatment.
                 The entire Pricing Changes Letter has been filed confidentially with the Securities and Exchange Commission.*

    10.82    --  Collateralization Agreement, dated January 30, 2003, by and among Harris Trust and Savings Bank and Arlin M. Adams,
                 Esquire, Trustee for the bankruptcy cases of Coram Healthcare
                 Corporation and Coram, Inc.*

    10.83    --  Agreement, dated March 28, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps.*

    10.84    --  Settlement Agreement, dated as of October 17, 2002, by and among Coram Healthcare Corporation, Curaflex Health Services,
                 Inc., and Curascript Pharmacy, Inc., and Curascript PBM
                 Services Inc. Certain portions of the Settlement Agreement have been omitted pursuant to a request for confidential treatment.
                 The entire Settlement Agreement has been filed confidentially with the Securities and Exchange Commission.*

    10.85    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Deborah Meyer. *

    10.86    --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Michael Saracco. *




    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------



    10.87    --  Agreement, dated April 11, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps.*

    10.88    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Scott Danitz.*

    10.89    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Debbie Meyer.*

    10.90    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Michael Saracco.*

    10.91    --  2001 Management Incentive Program Agreement by and among Coram,
                 Inc. and Allen J. Marabito.*

    10.92    --  Master Agreement, dated December 3, 2002, by and between AT&T
                 Corporation and Coram, Inc.*

    10.93    --  United States Bankruptcy Court For The District Of Delaware
                 Order Dated, December 27, 2002, Granting Motion Of The Chapter
                 11 Trustee For Authorization To Issue Preferred Stock In
                 Exchange For Debt.*

    10.94    --  Abstract from the United States Bankruptcy Court For The
                 District Of Delaware hearing held on December 27, 2002.*


    20.1     --  Stockholder Rights Agreement (the "Stockholder Rights
                 Agreement"), dated as of June 25, 1997, between Coram
                 Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating Preferred
                 Stock, par value $0.001 per share, as Exhibit A, the Summary of Stockholder Rights Agreement as Exhibit B and the form of Rights Certificate as Exhibit C. Pursuant to the Stockholder
                 Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an Acquiring Person.
                 (Incorporated by reference to Exhibit 1 of the registrant's
                 Current Report on Form 8-K dated as of June 25, 1997).

    21.1     --  Subsidiaries of the registrant.*

    23.1     --  Consent of Ernst & Young LLP.*

    99.1     --  Chief Executive Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

    99.2     --  Chief Financial Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *


(a) Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

*    Filed herewith.