Form 10-Q
period 2003-03-31
CORAM HEALTHCARE CORP
filed 2003-05-20
CIK 924174

================================================================================

                          UNITED STATES SECURITIES AND

                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 1-11343

                                ----------------


                          CORAM HEALTHCARE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         Delaware                       33-0615337
             (State of other jurisdiction of         (I.R.S. Employer
              incorporation or organization)        Identification No.)

                      1675 Broadway
                        Suite 900
                        Denver, CO                        80202
        (Address of principal executive offices)        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 292-4973

                                ----------------


    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act). Yes [ ] No [X]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. Through May 16, 2003, no plan or plans of reorganization have been confirmed by such court.)

    As of May 16, 2003, there were 49,638,452 outstanding shares of the registrant's common stock, $0.001 par value, which is the only class of voting stock of the registrant outstanding.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                     2003            2002
                                                                                  ---------      ------------
                                                                                 (UNAUDITED)
        ASSETS
        Current assets:
           Cash and cash equivalents ........................................     $  33,836      $     30,591
           Cash limited as to use ...........................................           259               217
           Accounts receivable, net of allowances of $22,071 and $22,229 ....       104,291           103,498
           Inventories ......................................................        15,326            13,160
           Deferred income taxes, net .......................................           117               107
           Other current assets .............................................         5,521             5,658
                                                                                  ---------      ------------
             Total current assets ...........................................       159,350           153,231
        Property and equipment, net .........................................         9,515            10,439
        Deferred income taxes, net ..........................................           493               449
        Other deferred costs and intangible assets, net .....................         5,142             5,270
        Goodwill, net .......................................................        46,470            46,470
        Other assets ........................................................         5,246             5,064
                                                                                  ---------      ------------
             Total assets ...................................................     $ 226,216      $    220,923
                                                                                  =========      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities not subject to compromise:
           Accounts payable .................................................     $  31,029      $     27,986
           Accrued compensation and related liabilities .....................        24,611            23,882
           Current maturities of long-term debt .............................            72                61
           Income taxes payable .............................................         3,331             3,280
           Deferred income taxes ............................................           610               556
           Accrued merger and restructuring costs ...........................           155               190
           Accrued reorganization costs .....................................         7,168             7,610
           Other accrued liabilities ........................................        11,600             8,479
                                                                                  ---------      ------------
        Total current liabilities not subject to compromise .................        78,576            72,044
        Total current liabilities subject to compromise (See Note 2) ........        15,630            15,630
                                                                                  ---------      ------------
        Total current liabilities ...........................................        94,206            87,674
        Long-term liabilities not subject to compromise:
           Long-term debt, less current maturities ..........................            77                73
           Minority interests in consolidated joint ventures and
             preferred stock issued by a subsidiary .........................         6,181             6,215
           Income taxes payable .............................................        16,422            16,130
           Other liabilities ................................................         3,565             3,565
           Net liabilities for liquidation of discontinued operations .......        27,293            27,275
                                                                                  ---------      ------------
             Total liabilities ..............................................       147,744           140,932
                                                                                  ---------      ------------
        Commitments and contingencies

        Stockholders' equity:
           Preferred stock, par value $0.001, authorized
             10,000 shares, none issued .....................................            --                --
           Common stock, par value $0.001, 150,000 shares
             authorized, 49,638 shares issued and outstanding ...............            50                50
           Additional paid-in capital .......................................       427,354           427,354
           Accumulated deficit ..............................................      (348,932)         (347,413)
                                                                                  ---------      ------------
             Total stockholders' equity .....................................        78,472            79,991
                                                                                  ---------      ------------
             Total liabilities and stockholders' equity .....................     $ 226,216      $    220,923
                                                                                  =========      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             --------------------------
                                                                                                               2002
                                                                                                            (RESTATED -
                                                                                               2003         SEE NOTE 6)
                                                                                             ---------      -----------
      Net revenue ......................................................................     $ 113,096      $   101,982
      Cost of service ..................................................................        86,034           74,301
                                                                                             ---------      -----------
      Gross profit .....................................................................        27,062           27,681
      Operating expenses:
         Selling, general and administrative expenses ..................................        23,007           21,020
         Provision for estimated uncollectible accounts ................................         3,517            3,118
         Restructuring cost recoveries .................................................            --              (13)
                                                                                             ---------      -----------
           Total operating expenses ....................................................        26,524           24,125
                                                                                             ---------      -----------

      Operating income from continuing operations ......................................           538            3,556
      Other income (expenses):
         Interest income ...............................................................            79               85
         Interest expense (excluding post-petition contractual interest of approximately $260 and $3,034 for the three months ended March 31,
           2003 and 2002, respectively) ................................................          (342)            (365)
         Equity in net income of unconsolidated joint ventures .........................           234              387
         Gain on sale of business ......................................................            --               46
         Other income (expense), net ...................................................            (1)              12
                                                                                             ---------      -----------
      Income from continuing operations before reorganization expenses, income taxes, minority interests and the cumulative effect of a change in
         accounting principle ..........................................................           508            3,721
      Reorganization expenses, net .....................................................         1,762            2,010
                                                                                             ---------      -----------
      Income (loss) from continuing operations before income taxes, minority
         interests and the cumulative effect of a change in accounting principle .......        (1,254)           1,711
      Income tax expense ...............................................................            35               38
      Minority interests in net income of consolidated joint ventures ..................           133              223
                                                                                             ---------      -----------
      Income (loss) from continuing operations before the cumulative effect of a
         change in accounting principle ................................................        (1,422)           1,450
      Loss from disposal of discontinued operations ....................................           (97)              --
                                                                                             ---------      -----------
      Income (loss) before the cumulative effect of a change in accounting
          principle ....................................................................        (1,519)           1,450
      Cumulative effect of a change in accounting principle ............................            --          (71,902)
                                                                                             ---------      -----------
      Net loss .........................................................................     $  (1,519)     $   (70,452)
                                                                                             =========      ===========

      Net Loss Per Common Share:
         Basic and Diluted:
           Income (loss) from continuing operations ....................................     $   (0.03)     $      0.03
           Loss from disposal of discontinued operations ...............................            --               --
           Cumulative effect of a change in accounting principle .......................            --            (1.45)
                                                                                             ---------      -----------
           Net loss per common share ...................................................     $   (0.03)     $     (1.42)
                                                                                             =========      ===========

      Weighted average common shares used in the computation of basic
         net loss per common share .....................................................        49,638           49,638
                                                                                             =========      ===========

      Weighted average common shares used in the computation of diluted
         net loss per common share .....................................................        49,638           49,674
                                                                                             =========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ----------------------
                                                                             2003          2002
                                                                           --------      --------
      Net cash provided by (used in) continuing operations before
         reorganization items ........................................     $  6,426      $ (1,208)
      Net cash used by reorganization items ..........................       (2,204)       (2,380)
                                                                           --------      --------
      Net cash provided by (used in) continuing operations (net
         of reorganization items) ....................................        4,222        (3,588)
                                                                           --------      --------
      Cash flows from investing activities:

         Purchases of property and equipment .........................         (656)       (1,125)
         Deposit to purchase property and equipment ..................         (337)           --
                                                                           --------      --------
      Net cash used in investing activities ..........................         (993)       (1,125)
                                                                           --------      --------
      Cash flows from financing activities:

         Principal payments of debt obligations ......................          (35)          (19)
         Refunds of deposits to collateralize letters of credit ......          302           200
         Cash distributions to minority interests ....................         (172)          (98)
                                                                           --------      --------
      Net cash provided by financing activities ......................           95            83
                                                                           --------      --------
      Net increase (decrease) in cash from continuing operations .....     $  3,324      $ (4,630)
                                                                           ========      ========

      Net cash used in discontinued operations .......................     $    (79)     $     --
                                                                           ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Business Activity. As of March 31, 2003, Coram Healthcare Corporation ("CHC") and its subsidiaries ("Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy, which also includes non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as, outsourced hospital compounding services. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the "Bankruptcy Cases"). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), none of the company's other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

    Coram's focus is on its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and outsourced hospital compounding services provided by its SoluNet LLC subsidiary. Accordingly, management's primary business strategy is to focus Coram's efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), pain management and coagulant and blood clotting therapies for persons with hemophilia. Management also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches and reimbursement sites have been closed or scaled back to serve as satellites for other branches/reimbursement sites and personnel have been eliminated. See Note 5 for further details.

    For each of the periods presented, the company's primary operations and assets were within the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company's consolidated financial position or operations.

    Concentrations of Revenue and Credit Risk. Substantially all of the company's revenue is derived from third party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue from the Medicare and Medicaid programs accounted for approximately 24% and 25% of the company's consolidated net revenue for the three months ended March 31, 2003 and 2002, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs. Medicare accounts receivable represented approximately 31% and 33% of the company's consolidated accounts receivable at March 31, 2003 and December 31, 2002, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    In certain cases, the company accepts fixed fee or capitated fee arrangements. As of March 31, 2003, Coram was a party to only two capitated fee arrangements. Certain information regarding the company's capitated fee agreements is as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                           2003            2002
                                                          ------          ------
            Capitated fee agreements as a percentage
                of consolidated net revenue..........        6.4%            8.4%

    Approximately 5.5% and 7.1% of the company's consolidated net revenue for the three months ended March 31, 2003 and 2002, respectively, related to a capitated fee agreement that provides services to members in the California marketplace. Additionally, Coram owns 50% of a partnership located in California that derived approximately 34.6% and 39.8% of its net revenue during the three months ended March 31, 2003 and 2002, respectively, from services provided under such capitated fee agreement. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited Coram, as well as a limited group of other providers, to respond to a request for proposal ("RFP") that covers the services provided exclusively by Coram. Subsequent to Coram's written response to the RFP, the company was invited to participate in oral presentations in May 2003. Management anticipates that the payer will select a provider or providers no later than July 2003 and the new contract or contracts will become effective January 1, 2004. Management can provide no assurances that the company will successfully procure such contract on economic and operational terms that are favorable to the company. The loss of this capitated fee contract or significant modifications to the terms and conditions of the existing contract could have a materially adverse impact on the results of operations, cash flows and financial condition of the company and its partnership.

    From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company entered into a settlement agreement with one of its payers and recorded a bad debt recovery of approximately $0.5 million during the three months ended March 31, 2003. The company did not record any material bad debt expense or recoveries relative to settlement activity during the three months ended March 31, 2002. Furthermore, management is aware of certain claims, disputes or unresolved matters with third party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company's financial position, results of operations or cash flows.

BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments and disclosures pursuant to the adoption of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the company's financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results for the full calendar year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the provision for estimated uncollectible accounts. Additionally, the company establishes supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy filings. The provision for estimated uncollectible accounts is periodically adjusted to reflect current collection, write-off and other trends. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has adequate allowances for uncollectible accounts based on all information available, no assurances can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. The company's ability to successfully collect its accounts receivable depends, in part, on its ability to adequately supervise and train personnel in billing and collections, and maximize integration efficiencies related to reimbursement site consolidations and information system changes.

    Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. See Note 5 for further discussion of recent reimbursement site consolidation activity. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Service Centers

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


(reimbursement sites) and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable.

    Capitalized Software Development Costs. Costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use ("SOP 98-1"). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the three months ended March 31, 2003 and 2002, software development costs aggregating approximately $0.1 million and $0.4 million, respectively, were capitalized in accordance with SOP 98-1.

    Stock-Based Compensation. The company elected to measure compensation expense related to its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and disclose the pro forma impact of accounting for employee stock-based compensation plans pursuant to the fair value-based provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no APB 25 stock-based compensation expense has been recognized for the company's stock-based compensation plans in the condensed consolidated financial statements. Had compensation expense for such plans been recognized in accordance with the provisions of Statement 123, the company's pro forma financial results would have been as follows (in thousands, except per share amounts):


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                              2003              2002
                                                                           ----------        ----------
     Net loss, as reported ...........................................     $   (1,519)       $  (70,452)
     Less: Pro forma stock-based compensation expense (determined
       using the fair value method for all awards) ...................            (11)              (62)
                                                                           ----------        ----------
     Pro forma net loss ..............................................     $   (1,530)       $  (70,514)
                                                                           ==========        ==========

     Net loss per common share:

       Basic and diluted, as reported ................................     $    (0.03)       $    (1.42)
                                                                           ==========        ==========
       Basic and diluted, pro forma ..................................     $    (0.03)       $    (1.42)
                                                                           ==========        ==========

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income (loss) disclosed above may not be representative of pro forma compensation expense in future periods.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Net Income (Loss) Per Common Share. Basic net income (loss) per common share excludes any dilutive effects of stock options, warrants and convertible securities. The company experienced a loss from continuing operations for the three months ended March 31, 2003 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate net income (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive. However, the company experienced income from continuing operations for the three months ended March 31, 2002.

    The following table sets forth the computations of basic and diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  --------------------------
                                                                                     2003            2002
                                                                                  ----------      ----------
            Numerator for basic and diluted net loss per common share:
              Income (loss) from continuing operations ......................     $   (1,422)     $    1,450
              Loss from disposal of discontinued operations .................            (97)             --
              Cumulative effect of a change in accounting principle .........             --         (71,902)
                                                                                  ----------      ----------
            Net loss ........................................................     $   (1,519)     $  (70,452)
                                                                                  ==========      ==========
            Weighted average shares - denominator for basic net loss per
              common share ..................................................         49,638          49,638
            Effect of dilutive securities:
               Stock options ................................................             --              36
                                                                                  ----------      ----------
            Denominator for diluted net loss per common share - adjusted
              weighted average shares .......................................         49,638          49,674
                                                                                  ==========      ==========

            Basic and diluted net loss per common share:
               Income (loss) from continuing operations .....................     $    (0.03)     $     0.03
               Loss from disposal of discontinued operations ................             --              --
               Cumulative effect of a change in accounting principle ........             --           (1.45)
                                                                                  ----------      ----------
               Net loss .....................................................     $    (0.03)     $    (1.42)
                                                                                  ==========      ==========

    Accounting for Asset Retirement Obligations. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of legal obligations associated with the retirement of long-lived tangible assets. The company adopted Statement 143 on January 1, 2003; however, the company's financial position and results of operations were not impacted by the adoption of this accounting pronouncement.

    Reporting Extinguishments of Debt. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items, as previously required under Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses From Extinguishments of Debt. Extraordinary treatment will be required for certain extinguishments of debt as provided in Accounting Principles Board Opinion No. 30, Reporting the Result of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 145 also amends Statement of Financial Accounting Standards No 13, Accounting for Leases, to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Effective January 1, 2003, the company has adopted the provisions of Statement 145; however, the adoption of such accounting pronouncement had no impact on the company's financial statement presentation, financial position or results of operations.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


    Accounting for Costs Associated with Exit or Disposal Activities. In October 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 supersedes the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF Issue No. 94-3"). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the entity's commitment to an exit plan, as prescribed in EITF Issue No. 94-3. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, the company adopted Statement 146; however, the adoption of this accounting pronouncement did not have an impact on the company's financial position or results of operations.

    Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 elaborates on the disclosure requirements for annual and interim financial statements of a guarantor and requires that, in certain cases, a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The company adopted FIN No. 45 on January 1, 2003; however, the company's financial position and results of operations were not impacted by the adoption of this accounting pronouncement.

2. REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Background and Certain Important Bankruptcy Court Activity

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. The Debtors' need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain compliant with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in
Note 10) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, CHC's Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors' motions for:
(i) payment of all employee wages and salaries and certain benefits and other employee obligations; (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses; (iii) access to a debtor-in-possession financing arrangement; and (iv) use of all company bank accounts for normal business operations. In September 2000, the Bankruptcy Court approved the Debtors' motion to reject four unexpired, non-residential real property leases and any associated subleases. The rejected leases included underutilized locations in: (i) Allentown, Pennsylvania; (ii) Denver, Colorado; (iii) Philadelphia, Pennsylvania; and (iv) Whippany, New Jersey.

     The Bankruptcy Court granted the Debtors five extensions of the period of time that they must assume or reject unexpired leases of non-residential real property (such extensions expired on January 4, 2001, May 4, 2001, September 3, 2001, January 1, 2002 and May 2, 2002). On May 1, 2002, the Chapter 11 trustee moved the Bankruptcy Court to grant a sixth extension through and including August 27, 2002. The Chapter 11 trustee filed a certificate of no objection on May 21, 2002 and is awaiting issuance of the enabling order by the Bankruptcy Court. However, on September 6, 2002 and December 26, 2002 the Bankruptcy Court granted two separate motions of the Chapter 11 trustee to further extend the period of time to assume or reject the aforementioned real property leases through and including December 31, 2002 and June 30, 2003, respectively.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 and
(ii) December 31, 2001. Due to events that delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company's former Chief Executive Officer and Executive Vice President and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's former Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court postponed its rulings on the Debtors' motions pertaining to the 2002 retention plan and payment of the former Chief Executive Officer's retention amounts. However, as discussed below, the Chapter 11 trustee subsequently filed, and the Bankruptcy Court approved, a motion to withdraw the Debtors' motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amount.

     On September 7, 2001, the Bankruptcy Court authorized the Debtors to pay up to $2.7 million for management incentive plan compensation bonuses pursuant to the management incentive plan for the year ended December 31, 2000 (the "2000 MIP"). In September 2001, the Debtors paid all participants of the 2000 MIP, except for approximately $10.8 million attributable to the company's former Chief Executive Officer.

     On March 21, 2001, CHC's Compensation Committee of the Board of Directors approved a management incentive program for the year ended December 31, 2001 (the "2001 MIP"). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002 the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with each of the company's former Chief Executive Officer and its Executive Vice President: (i) not to request any 2001 MIP payment to the former Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company's Executive Vice President is otherwise entitled. The Bankruptcy Court's order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors' previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved the company's former Chief Executive Officer's and Executive Vice President's rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts in any proposed plan or plans of reorganization.

     At March 31, 2003, the company has accrued approximately $13.0 million for unpaid amounts attributable to the company's former Chief Executive Officer and its Executive Vice President under the aforementioned retention bonus plans and the 2001 and 2000 MIP programs.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "2001 Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. Under the terms of the 2001 Financing Agreement, the Debtors made a down payment of approximately $1.1 million. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million through December 2001, including interest at a per annum rate of 7.85%. On May 9, 2002, pursuant to the order authorizing

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


the Debtors to enter into the 2001 Financing Agreement, the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2002 Financing Agreement") to finance the premiums under certain insurance policies. Under the terms of the 2002 Financing Agreement, the Debtors made down payments of approximately $1.5 million and financed approximately $2.7 million. Commencing on May 15, 2002, the amount financed was paid in seven monthly installments of approximately $0.4 million, including interest at a per annum rate of 4.9%. Furthermore, as provided by the Bankruptcy Court order authorizing the 2001 Financing Agreement, in April 2003 the Debtors entered into a third premium financing agreement with Imperial Premium Finance, Inc. (the "2003 Financing Agreement"). The terms of the 2003 Financing Agreement required the Debtors to remit a down payment of approximately $1.5 million in May 2003. The amount financed is approximately $2.8 million and will be paid, commencing May 15, 2003, in seven monthly installments of approximately $0.4 million, including interest at a rate of 3.75% per annum. Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2003 Financing Agreement. Additionally, the 2003 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies.

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

    On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries' bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by an order of the Bankruptcy Court. Under the terms of the settlement agreement, the Resource Network Subsidiaries withdrew the substantive consolidation motion with prejudice. Additionally, the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy proceedings filed motions for relief from the automatic stay to pursue claims against the Debtors and certain of their operating subsidiaries. The Bankruptcy Court granted such motion on June 6, 2002. See Note 10 for further details.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors' former Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors' largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

    In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Series A Preferred Stock." The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2001. See Note 10 for further discussion regarding Stark II.

The Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's former Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company's debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied such motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisor to the CHC Independent Committee of the Board of Directors (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion,
(ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

     o cancellation of the issued and outstanding CI Series A Preferred Stock, and

     o a $7.5 million reduction in certain performance bonuses payable to the company's former Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy cases, filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

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

    In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock (see Notes 7 and 9 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2002. See
Note 10 for further discussion regarding Stark II.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through May 16, 2003, the Bankruptcy Court has adjudicated only one final fee application. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the Debtors' restructuring and reorganization. The services may include, subject to the Chapter 11 trustee's discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of the stakeholders' claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     On December 19, 2002, the Equity Committee filed a proposed plan of reorganization with respect to the Debtors (the "Proposed Equity Committee Plan"). A complete description of the Proposed Equity Committee Plan is set forth in the Disclosure Statement of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. and Exhibits A through I thereto (collectively the "Proposed Equity Committee Disclosure Statement"). The Proposed Equity Committee Disclosure Statement was filed contemporaneously with the Proposed Equity Committee Plan in the Bankruptcy Court, under jointly administered Case No. 00-3299, and both documents are available at docket numbers 2019, 2020, 2021 and 2022 in such case.

    In order for the company to remain compliant with the requirements of Stark II, on December 31, 2002, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $40.2 million of the Series A Notes, $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram, Inc. Series B Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 for further details). Hereafter the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the "CI Series B Preferred Stock." This transaction generated an extraordinary gain on troubled debt restructuring of approximately $123.5 million in 2002. At December 31, 2002, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ending December 31, 2003. See Note 10 for further discussion regarding Stark II.

Bankruptcy Related Activities Subsequent to December 31, 2002

     Daniel D. Crowley, the company's former Chief Executive Officer and President, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Mr. Crowley subsequently resigned from the company effective March 31, 2003.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 4 for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     The employment contract with Allen J. Marabito, Executive Vice President, acting General Counsel and acting Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue Mr. Marabito's employment in his prior capacity and Mr. Marabito has also assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito's employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. On May 19, 2003, Mr. Marabito released the company from all contractual obligations pertaining to his incentive compensation for the year ended December 31, 2002 (i.e., the 2002 MIP of approximately $1.05 million which remained subject to Chapter 11 trustee and Bankruptcy Court approvals). In consideration thereof, Mr. Marabito was granted a retention bonus of $380,000 under the company's 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito's services could have a material adverse effect on the company.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. Approximately $1.8 million, which represented the first installment under the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003.

     On May 2, 2003, the Chapter 11 trustee filed a proposed joint plan of reorganization with respect to the Debtors (the "Chapter 11 Trustee's Proposed Plan of Reorganization"). A complete description of the Chapter 11 Trustee's Proposed Plan of Reorganization is set forth in the Disclosure Statement With Respect to the Chapter 11 Trustee's Joint Plan of Reorganization (including Exhibits A through D) (collectively the "Chapter 11 Trustee's Proposed Disclosure Statement"). The Chapter 11 Trustee's Proposed Disclosure Statement was filed contemporaneously with the Chapter 11 Trustee's Proposed Plan of Reorganization in the Bankruptcy Court, under jointly administered Case No. 00-3299, and both documents are available at docket numbers 2597 and 2599 in such case.

     On May 15, 2003, the Equity Committee filed its First Amended Plan Of Reorganization Of The Equity Security Holders Of Coram Healthcare Corporation And Coram, Inc. (the "Amended Proposed Equity Committee Plan") and its Disclosure Statement Of The Equity Committee Of Coram Healthcare Corporation And Coram, Inc. In Connection With The First Amended Plan Of Reorganization Of Coram Healthcare Corporation And Coram, Inc., including related exhibits thereto (collectively the "Amended Proposed Equity Committee Disclosure Statement"). Both the Amended Proposed Equity Committee Plan and the Amended Proposed Equity Committee Disclosure Statement can be found under jointly administered Case No. 00-3299 at docket numbers 2662 through 2667 inclusive.

     Prior to the solicitation of a vote in favor of confirmation of a plan of reorganization, the Bankruptcy Court must approve the related disclosure statement as containing "adequate information," as that term is defined under Chapter 11 of the Bankruptcy Code. Moreover, under Chapter 11 of the Bankruptcy Code certain parties-in-interest may file objections to a proposed disclosure statement and plan of reorganization and, in connection therewith, certain parties have already filed objections to the Proposed Equity Committee Disclosure Statement and the Proposed Equity Committee Plan. A Bankruptcy Court hearing on both the Amended Proposed Equity Committee Disclosure Statement and the Chapter 11 Trustee's Proposed Disclosure Statement is currently scheduled for June 19, 2003.

Other Bankruptcy-Related Disclosures

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors' operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. See Note

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


10 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries' bankruptcy proceedings.

   The principal categories and balances of Chapter 11 bankruptcy claims accrued in the condensed consolidated balance sheets at both March 31, 2003 and December 31, 2002 and included in liabilities subject to compromise are summarized as follows (in thousands):

           Series B Notes and other long-term debt obligations........................    $  9,130
           Liabilities of discontinued operations subject to compromise...............       2,936
           Earn-out obligation........................................................       1,268
           Accounts payable...........................................................       1,390
           Accrued merger and restructuring costs (primarily severance liabilities)...         468
           Legal and professional liabilities.........................................          98
           Other......................................................................         340
                                                                                          --------
              Total liabilities subject to compromise.................................    $ 15,630
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

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole common shareholder of Coram, Inc. The complaint alleges, among other things, that the aforementioned defendants have (i) engaged in inequitable conduct, (ii) conferred an unfair advantage upon themselves and (iii) caused damage to Coram Healthcare Corporation. The defendants have moved the Bankruptcy Court to dismiss the adversary proceeding and the Equity Committee has replied in opposition thereto. A hearing with regard to the adversary proceeding is scheduled for June 5, 2003.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at March 31, 2003 and December 31, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

   Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures relating to the Bankruptcy Cases, offset by interest earned on cash accumulated as a result of the Debtors not paying their pre-petition liabilities during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                     2003            2002
                                                  ----------      ----------
Legal, accounting and consulting fees .......     $    1,854      $    2,092
Office of the United States Trustee fees ....             10              10
Interest income .............................           (102)            (92)
                                                  ----------      ----------
   Total reorganization expenses, net .......     $    1,762      $    2,010
                                                  ==========      ==========


3. DISCONTINUED OPERATIONS

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

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "R-Net Creditors' Committee") filed a competing proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement and a hearing thereon is scheduled for May 30, 2003.

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

     Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. In connection therewith, Coram separately reflected R-Net's operating results in its consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003, the company recorded a $0.1 million loss from disposal of discontinued operations related to certain litigation between the R-Net Creditors' Committee and the Debtors and several of their non-debtor subsidiaries, as

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


well as, legal costs associated with corresponding indemnifications provided to the company's officers and directors in the Resource Network Subsidiaries' bankruptcy proceedings/litigation.

     As of March 31, 2003, the company has provided approximately $27.3 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors' Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters (e.g., R-Net creditors ultimately may successfully assert claims against the company). See Note 10 for further details regarding the R-Net Creditors' Committee litigation, the potential impact of the Chapter 11 Trustee's Proposed Plan of Reorganization (if confirmed by the Bankruptcy Court) and related matters.

4. RELATED PARTY TRANSACTIONS

     The company's former Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm from which the company purchased services. Mr. Crowley's employment with the company terminated effective March 31, 2003. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Through March 31, 2003, DHS continued to bill the company the actual costs it attributed to DHS' Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at the aforementioned Sacramento, California location where certain company employees and consultants are located. The rent, including parking and certain utilities, is approximately $7,900 per month. Subsequent to December 31, 2002 and through May 16, 2003, approximately $0.1 million was paid to DHS in connection with the aforementioned arrangements. Additionally, during the three months ended March 31, 2002, the company paid approximately $0.1 million to DHS.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley will have a claim for $1.8 million following the successful refinancing of the company's debt. In connection therewith and the December 2000 debt to preferred stock exchange transaction discussed in Notes 2 and 7, the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as a plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Mr. Crowley also has claims for performance bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million based on overall company performance under the related Management Incentive Plans. Mr. Crowley also participated in the company's key employee retention plans. In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements, will be proposed or opposed in a new plan or plans of reorganization. Mr. Crowley has indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in any future litigation.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs, (ii) terminate all consulting arrangements between the Debtors and DHS,
(iii) substantially terminate all future payments to Mr. Crowley and DHS and
(iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     As further discussed in Note 10, in November 2001 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as several related parties, including Foothill Capital Corporation, Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus' principals, current management, former management and current and former members of the CHC's Board of Directors.

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. As more fully discussed in
Note 2, Mr. Adams has assumed the company's Board of Directors' management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP ("Schnader Harrison") to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. During the three months ended March 31, 2003 and 2002, the company recorded aggregate compensation and reimbursable expenses for Mr. Adams of approximately $22,326 and $50,000, respectively. In addition, the company recorded aggregate professional fees and reimbursable expenses during the three months ended March 31, 2003 and 2002 for Schnader Harrison of approximately $765,000 and $50,000, respectively. Through May 16, 2003, the company has paid $66,974 to Mr. Adams for compensation and reimbursable expenses incurred through November 30, 2002. Additionally, through May 16, 2003, the company has also paid $1,006,651 to Schnader Harrison for professional services rendered and reimbursable expenses incurred through November 25, 2002 (such amount is net of certain holdbacks available to the company pursuant to Chapter 11 of the Bankruptcy Code).

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

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the "Coram Restructure Plan") and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of additional facilities and reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees that have been or may be terminated and (ii) facility closing costs that consist of rent, common area maintenance and utility costs for fulfilling lease commitments of approximately fifteen branch and corporate facilities that have been or may be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain reimbursement sites of their estimated closure dates and such operations were ultimately closed during the first half of 2001, including the severance of approximately 80 employees. Additionally, in May 2003 the company announced the transition of all active patient accounts currently serviced by the Dallas, Texas reimbursement site to other reimbursement sites during May and June 2003. The Dallas site will maintain a small workforce to support the resolution of certain

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


inactive accounts from the company's other reimbursement centers. The company has not recorded any merger and restructuring expenses or reserves in connection with the Dallas reimbursement site consolidation plan as of March 31, 2003 because such activities do not meet the new criteria established by Statement 146 as of such date.

   Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through March 31, 2003, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

                                                  CHARGES THROUGH MARCH 31, 2003        BALANCES AT MARCH 31, 2003
                                           -------------------------------------------  --------------------------
                                                                                         ESTIMATED
                                               CASH           NON-CASH                  FUTURE CASH       TOTAL
                                           EXPENDITURES       CHARGES         TOTALS    EXPENDITURES     CHARGES
                                           ------------       --------       ---------  ------------    ----------
Caremark Business Consolidation Plan:
   Personnel reduction costs.............. $    11,300        $      -       $  11,300    $        -    $  11,300
   Facility reduction costs...............      10,437           3,900          14,337           260       14,597
                                           -----------        --------       ---------  ------------    ---------
     Subtotals............................      21,737           3,900          25,637           260       25,897
Coram Restructure Plan:
   Personnel reduction costs..............       2,361               -           2,361           104        2,465
   Facility reduction costs...............       1,258               -           1,258           259        1,517
                                           -----------        --------       ---------  ------------    ---------
     Subtotals............................       3,619               -           3,619           363        3,982
                                           -----------        --------       ---------  ------------    ---------
Totals.................................... $    25,356        $  3,900       $  29,256           623    $  29,879
                                           ===========        ========       =========                  =========
   Restructuring costs subject to compromise..........................................          (468)
                                                                                        ------------
   Accrued merger and restructuring costs per the condensed consolidated
    balance sheet.....................................................................  $        155
                                                                                        ============

    During the three months ended March 31, 2003, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

          Balance at December 31, 2002.............................................   $       190
          Activity during the three months ended March 31, 2003:
             Payments under the plans..............................................           (35)
                                                                                      -----------
          Balance at March 31, 2003................................................   $       155
                                                                                      ===========

    The company estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 73% through March 31, 2004, 21% through March 31, 2005 and 6% through March 31, 2006.

6. GOODWILL AND OTHER LONG-LIVED ASSETS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that goodwill and other intangible assets with indefinite useful lives be reviewed for impairment at least annually. The company adopted Statement 142 on January 1, 2002. Pursuant to the provisions of Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives.

     Goodwill. Statement 142 requires the company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. As a result of the initial adoption of Statement 142 in December 2002 (retroactive to January 1, 2002), the company recognized a transitional goodwill impairment charge of approximately $71.9 million which, in accordance with Statement 142, was reflected in the condensed consolidated financial statements as the cumulative effect of change in an accounting principle and resulted in a restatement of the company's condensed consolidated income statement for the three months ended March 31, 2002.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     Management selected December 1st as the company's annual goodwill impairment test date. Separately, management concluded that no indicators of impairment were in evidence at March 31, 2003 and through May 16, 2003; however, there can be no assurances that the December 1, 2003 annual impairment test (including the impact of an enterprise valuation, if necessary) will not result in a potentially significant incremental impairment of the company's recorded goodwill. If the company recognizes a material goodwill impairment charge during 2003, stockholders' equity may be less than $75 million as of December 31, 2003, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2004. The potential material adverse effects of noncompliance with Stark II on the company's financial condition and business operations are described in more detail in Note 10.

     Other Intangible Assets. The principal components of intangible assets other than goodwill are as follows (in thousands):

                                                   MARCH 31, 2003                     DECEMBER 31, 2002
                                         ---------------------------------     --------------------------------
                                          GROSS CARRYING       ACCUMULATED      GROSS CARRYING     ACCUMULATED
                                         AMOUNT (AT COST)     AMORTIZATION     AMOUNT (AT COST)    AMORTIZATION
                                         ----------------     ------------     ----------------    ------------
Commercial payer contracts...........    $         13,683     $    (13,683)    $         13,683    $    (13,683)
Patient outcomes database............               8,386           (3,400)               8,386          (3,296)
Employee noncompete agreements.......               3,343           (3,342)               3,343          (3,342)
                                         ----------------     ------------     ----------------    ------------
Total intangible assets..............              25,412          (20,425)              25,412         (20,321)
Other deferred costs.................                 302             (147)                 302            (123)
                                         ----------------     ------------     ----------------    ------------
Total intangible assets and other
   deferred costs....................    $         25,714     $    (20,572)    $         25,714    $    (20,444)
                                         ================     ============     ================    ============

     Amortization expense related to intangible assets, which is included in selling, general and administrative expenses, was approximately $0.1 million and $0.6 million during the three months ended March 31, 2003 and 2002, respectively.

7. DEBT OBLIGATIONS

    Debt obligations are as follows (in thousands):

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2003             2002
                                                                                  ---------      ------------
    Series B Senior Subordinated Unsecured Convertible Notes .................    $   9,000      $      9,000
    Accreditation note payable ...............................................          101               118
    Other obligations, including capital leases, at interest rates ranging
      from 6.8% to 13.1% .....................................................          178               146
                                                                                  ---------      ------------
                                                                                      9,279             9,264
    Less: Debt obligations subject to compromise .............................       (9,130)           (9,130)
    Less: Current maturities .................................................          (72)              (61)
                                                                                  ---------      ------------
    Long-term debt, less current maturities ..................................    $      77      $         73
                                                                                  =========      ============

     As a result of the Bankruptcy Cases, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the condensed consolidated balance sheets in accordance with SOP 90-7. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company's principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the "Securities Exchange Agreement"), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Holders") and the related Series A Senior Subordinated Unsecured Notes (the "Series

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


A Notes") and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the "Lenders") and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the "DIP Agreement); however, such credit facility expired under its terms on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors' voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors' ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

   The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Bankruptcy Cases if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Second Joint Plan (see Note 2 for further details), which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan or plans of reorganization may have a similar effect on post-petition interest; however, appropriate approvals thereof in accordance with Chapter 11 of the Bankruptcy Code would be required.

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

     Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and related warrants to purchase up to 20% of the outstanding CHC common stock on a fully diluted basis in an exchange for the payment of $4.3 million in cash and the issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of 8.0% Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the CHC Board of Directors. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

     On April 9, 1999, the company entered into Amendment No. 2 (the "Note Amendment") to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of the Series B Notes is convertible into shares of the company's common stock at a conversion price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into common stock at a conversion price of $3.00 per share, which was subject to downward (but not upward) adjustment based on prevailing market prices for CHC's common stock on April 13, 1999 and October 13, 1999. Based on reported market closing prices for CHC's common stock prior to April 13, 1999, this conversion price would have been adjusted to below $2.00 on such date had the company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum.

     On December 28, 2000, the Bankruptcy Court approved the Debtors' request to exchange a sufficient amount of debt and related accrued interest for Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of Stark II. Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Series A Preferred Stock." On December 29, 2000, the Securities Exchange Agreement was amended ("Amendment No. 4") and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


aggregate contractual unpaid interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of CI Series A Preferred Stock (see
Note 9 for further details regarding the preferred stock). Following the exchange, the Holders retained approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes was adjusted to 9.0%. Moreover, the Series A Notes' and Series B Notes' original scheduled maturity dates of May 2001 and April 2008, respectively, were both modified to June 30, 2001. Due to the Holders' receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("Statement No. 15"). In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2000 of approximately $107.8 million, net of tax.

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

     On December 31, 2002, with approval from the Bankruptcy Court, the Holders exchanged an additional amount of debt and related contractual unpaid interest for Coram, Inc. Series B Cumulative Preferred Stock in an amount sufficient to maintain compliance with Stark II. Hereafter, the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the "CI Series B Preferred Stock." The Securities Exchange Agreement was amended ("Amendment No. 6") on December 31, 2002 and a third Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $40.2 million aggregate principal amount of the Series A Notes, $7.3 million of aggregate contractual unpaid interest on the Series A Notes, $83.1 million aggregate principal amount of the Series B Notes and $16.6 million of aggregate contractual unpaid interest on the Series B Notes for approximately 1,218.3 shares of the CI Series B Preferred Stock. Following this third exchange, the Holders retain $9.0 million aggregate principal amount of the Series B Notes and no Series A Notes. Pursuant to Amendment No. 6, the Series B Notes' scheduled maturity date of June 30, 2002 has been modified to June 30, 2003. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2002 of approximately $123.5 million.

     Although the principal amounts under the Series A Notes and Series B Notes were not paid on their scheduled maturity date of June 30, 2002 and the company was in technical default of the Securities Exchange Agreement from that date until the execution of Amendment No. 6, the Holders were stayed from any remedies pursuant to the provisions of Chapter 11 of the Bankruptcy Code. Moreover, the default was cured by Amendment No. 6.

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

     Notwithstanding the aforementioned default for non-payment of principal on the Series A Notes and the Series B Notes on June 30, 2002, subsequently cured by Amendment No. 6, management believes that at March 31, 2003

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


the company was in compliance with all covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or events of default will occur in future periods and whether any necessary waivers would be granted.

     The Series B Notes are (and the Series A Notes were) scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of pari passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no cash-basis interest is being paid subsequent to August 8, 2000 due to the ongoing Bankruptcy Cases. Pursuant to the troubled debt restructuring rules promulgated under Statement No. 15 and other accounting rules under SOP 90-7, no interest expense has been recognized in the company's consolidated financial statements relative to the Series A Notes and the Series B Notes since December 29, 2000.

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

8. INCOME TAXES

    During the three months ended March 31, 2003 and 2002, the company recorded income tax expense of approximately $35,000 and $38,000, respectively. The effective income tax rates for the three months ended March 31, 2003 and 2002 are lower than the statutory rate because the company is able to utilize net operating loss carryforwards ("NOLs") that are fully reserved in the valuation allowance. At March 31, 2003, deferred tax assets were net of a valuation allowance of approximately $162.6 million. Realization of deferred tax assets is dependent upon the company's ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both March 31, 2003 and December 31, 2002.

    Deferred tax assets relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized and NOLs that may be deductible against future taxable income. At March 31, 2003, the company had NOLs for federal income tax purposes of approximately $196.5 million, which may be available to offset future federal taxable income and expire in varying amounts in the years 2003 through 2023. This NOL balance includes approximately $34.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $196.5 million of federal NOLs and certain of the company's state NOLs is uncertain due to income tax rules related to the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the "CI Series A Preferred Stock") in December 2001 and 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the "CI Series B Preferred Stock") in December 2002 (See Note 9 for further details). As of March 31, 2003, the company had alternative minimum tax ("AMT") credit carryforwards of approximately $2.8 million, which may be available to offset future regular income taxes and have an indefinite carryforward period.

    As a result of the issuance of CI Series A Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000 CI filed income tax returns as the parent company of the new consolidated group and CHC filed its own separate income tax returns. Pursuant to Internal Revenue Code ("IRC")
Section 382, the issuance of the CI Series A Preferred Stock in December 2000 also caused an ownership change at CI for federal income tax purposes. However, CI currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the IRC. The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings that resulted from the

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


issuance of CI Series A Preferred Stock in December 2001 and December 2000 and the issuance of CI Series B Preferred Stock in December 2002 are generally not subject to income tax pursuant to the cancellation of debt provisions included in IRC Section 108; however, such extraordinary gains could affect the company's NOLs and certain other tax attributes.

    In connection with recently enacted legislation, during the year ended December 31, 2002 the company filed refund claims with the Internal Revenue Service ("IRS") requesting approximately $1.8 million of previously paid AMT (the "AMT Refund"). The AMT Refund has been reflected in the condensed consolidated financial statements and approximately $0.1 million thereof was received by the company in February 2003.

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

    Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company reached a tentative settlement agreement with the IRS Appeals office on the aforementioned issues and subsequently entered into proposed Decision and Stipulation agreements with the IRS. Hereinafter, the tentative settlement agreement, the Decision and Stipulation agreements and the deferred payment plan (as further discussed below) are collectively referred to as the "Proposed Settlement." Subject to obtaining necessary approvals from the Joint Committee of Taxation, the Debtors' Chapter 11 trustee and the Bankruptcy Court, the Decision and Stipulation agreements will be filed with the Tax Court. In September 2002, the Joint Committee of Taxation approved the Decision and Stipulation agreements and the Chapter 11 trustee is currently reviewing the Proposed Settlement.

    If ultimately approved by all parties, the Proposed Settlement would result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $9.1 million at March 31, 2003 and (iii) penalties, if applicable, to be determined by the IRS in accordance with certain statutory guidelines. In connection therewith, the condensed consolidated financial statements include short-term and long-term liability reserves for the Proposed Settlement aggregating approximately $19.0 million, including $0.3 million of interest expense recorded during each of the three months ended March 31, 2003 and 2002. The federal income tax adjustments would also give rise to certain incremental state tax liabilities.

    In October 2002, the company submitted a deferred payment plan to the IRS, which was tentatively accepted by the IRS in April 2003, subject to Chapter 11 trustee and Bankruptcy Court approvals. The deferred payment plan contemplates an initial application of the remaining outstanding AMT Refund of approximately $1.7 million. Thereafter, the company would make quarterly payments aggregating approximately $0.7 million until such time as the Proposed Settlement amount, post-settlement interest and penalties, if any, are fully liquidated. Under the terms of the deferred payment plan, interest would accrue at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at May 16, 2003, the corresponding effective interest rate would have been 7.0%). The condensed consolidated balance sheets at March 31, 2003 and December 31, 2002 include approximately $3.2 million and $3.1 million, respectively, of short-term liabilities which represent management's projections of the principal amounts that will be due within one year of the respective balance sheet dates.

    If the Chapter 11 trustee or the Bankruptcy Court do not approve the Proposed Settlement amount or the proposed payment plan, the financial position and liquidity of the company could be materially adversely affected.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


9. MINORITY INTERESTS

    The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                                    MARCH 31,     DECEMBER 31,
                                                      2003            2002
                                                    ---------     ------------
         Preferred stock of Coram, Inc. .......     $   5,538     $      5,538
         Majority-owned companies .............           643              677
                                                    ---------     ------------
         Total minority interests .............     $   6,181     $      6,215
                                                    =========     ============

     On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI's Securities Exchange Agreement (collectively the "Holders") (see Note 7 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share (this preferred stock class is hereinafter referred to as the "CI Series A Preferred Stock"). Such shares of CI Series A Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of CI Series A Preferred Stock had a fair value of approximately $6.1 million.

     On December 31, 2001, CI executed a second Exchange Agreement with the Holders (see Note 7 for further details) to exchange $21.0 million of the Series A Notes and approximately $1.9 million of contractual but unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock. Such shares of CI Series A Preferred Stock were issued to the Holders on a pro rata basis. Utilizing an updated independent valuation, it was determined that the aggregate issued and outstanding CI Series A Preferred Stock at December 31, 2001 had a fair value of approximately $1.9 million and approximately $0.3 million of such amount was allocated to the shares issued in conjunction with the second Exchange Agreement.

     On December 31, 2002, CI executed a third Exchange Agreement with the Holders (see Note 7 for further details) to exchange approximately $40.2 million of the Series A Notes, $7.3 million of contractual but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of contractual but unpaid interest on the Series B Notes for approximately 1,218.3 shares of a new class of CI preferred stock that is subordinate to the CI Series A Preferred Stock. Such new class of preferred stock, (i.e., the CI Series B Cumulative Preferred Stock (the "CI Series B Preferred Stock"), $0.001 par value per share ) was issued on a pro rata basis to the Holders. Through an independent valuation, it was determined that the 1,218.3 shares of CI Series B Preferred Stock had no value on the date of issuance (principally due to the subordination to the CI Series A Preferred Stock).

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     Hereinafter the CI Series A Preferred Stock and the CI Series B Preferred Stock are collectively referred to as the CI Preferred Stock. A summary of the CI Preferred Stock activity and related liquidation preference values through March 31, 2003 is as follows (in thousands, except share amounts):

                                                   CI SERIES A PREFERRED STOCK     CI SERIES B PREFERRED STOCK
                                                   ---------------------------     ---------------------------
                                                                   LIQUIDATION                     LIQUIDATION
                                                    SHARES         PREFERENCES      SHARES         PREFERENCES
                                                   ---------       -----------     ---------       -----------
Balances at January 1, 2000 ..................            --       $        --            --       $        --
   Shares issued pursuant to the Exchange
     Agreement dated December 29, 2000 .......         905.0           109,326            --                --
                                                   ---------       -----------     ---------       -----------
Balances at December 31, 2000 ................         905.0           109,326            --                --
   Dividends In-Kind .........................         146.5            17,700            --                --
   Shares issued pursuant to the Exchange
     Agreement dated December 31, 2001 .......         189.6            22,901            --                --
                                                   ---------       -----------     ---------       -----------
Balances at December 31, 2001 ................       1,241.1           149,927            --                --
   Dividends In-Kind .........................         210.5            25,428            --                --
   Shares issued pursuant to the Exchange
     Agreement dated December 31, 2002 .......            --                --       1,218.3           147,171
                                                   ---------       -----------     ---------       -----------
Balances at December 31, 2002 ................       1,451.6           175,355       1,218.3           147,171
   Dividends In-Kind .........................          54.4             6,576          45.7             5,519
                                                   ---------       -----------     ---------       -----------
Balances at March 31, 2003 ...................       1,506.0       $   181,931       1,264.0       $   152,690
                                                   =========       ===========     =========       ===========

     The authorized CI Preferred Stock consists of 10,000 shares, of which 2,500 shares are designated as CI Series A Preferred Stock and 2,500 shares are designated as CI Series B Preferred Stock. The only shares issued and outstanding at March 31, 2003 are those issued to the Holders pursuant to the three aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amounts. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of a plan or plans of reorganization, dividends are to be paid in the form of additional shares of CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan or plans of reorganization, dividends will be payable, at CI's election, in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate on the CI Preferred Stock shall increase to 16% per annum until such time that the event of default is cured. During the year ended December 31, 2002, an event of default occurred whereby CI was required to pay in-kind dividends at the aforementioned default rate for the three quarters ended September 30, 2002. All CI Preferred Stock dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company's tax fiscal year end in connection with the preparation of the company's income tax returns) as are customary for transactions of this nature.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

     On April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the "Waiver"), regardless of the number of CI Preferred Stock shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of CI directors. Alternatively, if the holders of the CI Preferred Stock elect no Board of Directors' representation, then, solely through the CI Series A Preferred Stock, each of the three Holders shall have the right to appoint an observer to CI's Board of Directors. The Waiver can only be modified or amended with the written consent of the Debtors. In connection with the third Exchange Agreement, the provisions of the Waiver were formally incorporated into the Second Certificate of Amendment of Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Coram, Inc. Accordingly, subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the stockholders of CI. As of March 31, 2003, the Holders had contingent voting rights aggregating 49% of CI's total voting power. As of such date, upon the occurrence of a triggering event, the Holders would also have had the right to appoint three of the seven directors to CI's Board of Directors (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, solely through the CI Series A Preferred Stock, the Holders have the right to appoint two directors to CI's Board of Directors.

    The CI Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may only be made in the form of cash payments.

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Letters of Credit. In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of both the CI Series A Preferred Stock and the CI Series B Preferred Stock). Such letters of credit aggregated approximately $0.5 million at March 31, 2003 and are fully secured by interest-bearing cash deposits held by Wells Fargo. The outstanding letters of credit have maturity dates in September 2003 ($187,000) and February 2004 ($278,000).

     Purchase and Other Commitments. As a result of the management's evaluation of several pole-mounted infusion pump alternatives, the company is replacing its entire fleet of Sabratek Corporation 3030 pole-mounted pumps. In connection therewith, Coram entered into two agreements with B. Braun Medical, Inc. ("B. Braun") in 2003 whereby the company purchased 1,000 Vista Basic pole-mounted pumps at an aggregate cost of approximately $1.3 million. Such amount was paid in four equal installments of approximately $337,000 during March, April and May 2003. Additionally, on April 29, 2003 the Bankruptcy Court approved a motion that authorized the company to enter into a three year lease agreement (the "Lease Agreement") with B. Braun for an additional 1,000 Vista Basic pumps. The aggregate three year commitment under the Lease Agreement, including related interest, is

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


approximately $1.5 million. As a result, the company is required to pay to B. Braun approximately $0.2 million, $0.4 million and $0.9 million during the first, second and third years of the Lease Agreement. Upon the expiration of the Lease Agreement, the company has the option to acquire the leased Vista Basic pumps at a bargain purchase price of $1 per pump. The Lease Agreement contains customary covenants and events of default, as well as, remedies available to B. Braun if the company is in violation thereof, including, but not limited to, (i) termination of the Lease Agreement, (ii) return of the leased Vista Basic pumps to B. Braun and/or (iii) recovery from the company of any unpaid amounts as of the date of default and all amounts remaining under the unexpired term of the Lease Agreement. Management believes that the company will comply with the terms and conditions of the Lease Agreement; however, there can be no assurances thereof or what remedies, if any, would be invoked by B. Braun in the event of default.

     The Bankruptcy Court order approving the Lease Agreement further provided that, among other things, the company could assume an agreement with B. Braun to purchase drugs and supplies (the "Supply Agreement"). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company's purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter's purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company's business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $5.2 million at March 31, 2003, would have a material adverse effect on the company's financial position, liquidity and results of operations.

     Effective December 3, 2002, the Chapter 11 trustee and the company entered into a three year telecommunication services agreement with AT&T Corporation ("AT&T") (the "Master Agreement") whereby the company will receive advantageous pricing and other favorable terms. Under the terms of the Master Agreement, the company committed to minimum annual telecommunication service purchases of approximately $2.2 million (the "Minimum Annual Commitment") commencing on the effective date of the Master Agreement. In the event that the company fails to meet the Minimum Annual Commitment, AT&T will invoice the company for the difference between the Minimum Annual Commitment and the actual services purchased during such measurement period. Under certain circumstances, AT&T, at its sole discretion, may reduce the Minimum Annual Commitment amount during any given period. Moreover, if certain material conditions are satisfied, in the third year of the agreement, the company may unilaterally terminate the contract without penalty. In the event that the Master Agreement is terminated by the company without cause or by AT&T for cause, the company will be required to pay an amount equal to 35% of the remaining Minimum Annual Commitment for the period in which the termination occurs and for all unexpired periods under the term of the Master Agreement. Although no assurances can be given, management believes that the company's telecommunication service requirements will be sufficient to meet the Minimum Annual Commitment amounts through the term of the Master Agreement. In the event that the Master Agreement is terminated and the 35% surcharge is invoked or the Minimum Annual Commitment is not met in a given period, the aforementioned AT&T supplemental charges could have a material adverse effect on the company's liquidity and results of operations.

     On April 27, 2003, the Chapter 11 trustee filed a motion in the Bankruptcy Court requesting authorization to execute certain real property and construction agreements that pertain to a relocation of the company's information

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


technology and CTI Network, Inc. operations from their current location in Bannockburn, Illinois to the company's existing branch location in Mount Prospect, Illinois. The company's existing lease at the Bannockburn facility expires by its own terms on August 31, 2003 and, as a result of prior consolidations, the Mount Prospect branch has excess capacity in its facility. On May 13, 2003, the Bankruptcy Court approved the Chapter 11 trustee's motion and, in connection therewith, management projects that approximately $1.0 million will be expended before the end of the third quarter to renovate the Mount Prospect branch, build a new data center and move the company's personnel and equipment to Mount Prospect.

     Management was advised by its malpractice insurance carrier that the carrier would no longer offer malpractice policies to its insureds. In connection therewith, the company made a one-time premium payment of approximately $3.4 million in May 2003 to purchase a tail insurance policy, thereby providing the company with insurance protection for malpractice-related claims that may have occurred during the term of the expired policy. Effective April 16, 2003, the company obtained malpractice insurance from a new insurance carrier and financed the related premiums through the 2003 Financing Agreement that is further discussed in Note 2.

     Guarantees. The primary obligor of the Series B Notes is CI; however, such liabilities are guaranteed by CHC and substantially all of its subsidiaries (see
Note 7 for further details of the Series B Notes). The B. Braun Lease Agreement was executed by a non-Debtor subsidiary but the capital lease obligation is guaranteed by the Debtors. Additionally, CHC, CI and certain of their subsidiaries are parties to various real property and personal property operating lease agreements wherein guarantees have been provided to third party lessors.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


     After the Debtors' exclusivity period to file their own plan of reorganization terminated, on December 19, 2002 the Equity Committee filed a proposed plan of reorganization with respect to the Debtors (as amended on May 15, 2003, the "Amended Proposed Equity Committee Plan"). The Amended Proposed Equity Committee Plan incorporates a variation of the aforementioned proposed derivative lawsuit. See Note 2 for further discussion of the Amended Proposed Equity Committee Plan and the related disclosure statement.

     On May 2, 2003, the Chapter 11 trustee filed the Chapter 11 Trustee's Proposed Plan of Reorganization and the Chapter 11 Trustee's Proposed Disclosure Statement. The Chapter 11 Trustee's Proposed Plan of Reorganization includes the settlement of certain claims against the company's noteholders and is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of the Chapter 11 Trustee's Proposed Plan of Reorganization. Management cannot predict whether or not the Chapter 11 Trustee's Proposed Plan of Reorganization will be confirmed, the ultimate outcome of the Amended Proposed Equity Committee Plan or the Chapter 11 Trustee's Proposed Plan of Reorganization, or whether future objections of any party will be forthcoming relative to such proposed plans.

     Resource Network Subsidiaries' Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case No.s 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "R-Net Creditors' Committee") filed a proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement and a hearing thereon is currently scheduled for May 30, 2003.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

    On May 2, 2003, the Chapter 11 trustee filed the Chapter 11 Trustee's Proposed Plan of Reorganization and the Chapter 11 Trustee's Proposed Disclosure Statement. The Chapter 11 Trustee's Proposed Plan of Reorganization provides for a settlement of the aforementioned Resource Network Subsidiaries' matters whereby the company will pay to the Resource Network Subsidiaries approximately $7.95 million and the company will maintain a $1,000 claim in the Resource Network Subsidiaries' bankruptcy proceedings. This settlement is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of the Chapter 11 Trustee's Proposed Plan of Reorganization. Management cannot predict the outcome of the confirmation of the Chapter 11 Trustee's Proposed Plan of Reorganization nor can management predict the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas). In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to a prior earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million, in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001 (the latter amount is recorded in the condensed consolidated financial statements). Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest estimated to aggregate approximately $0.5 million at March 31, 2003 using the contractual interest rate of 18%, has not been recorded in the company's condensed consolidated financial statements because TBOB's claim for interest may ultimately not be sustainable. TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


stayed by operation of Chapter 11 of the Bankruptcy Code. On July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the aforementioned arbitration remain in abeyance pending resolution of the Bankruptcy Cases. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

     Internal Revenue Service ("IRS") Proposed Settlement. The company has reached a proposed settlement with the IRS regarding a notice of deficiency previously issued by such taxing authority. Moreover, management and the IRS have agreed in principle to a deferred payment plan. If ultimately approved by the Chapter 11 trustee and the Bankruptcy Court, the proposed settlement and the deferred payment plan would collectively result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $9.1 million at March 31, 2003 and (iii) penalties, if applicable, to be determined by the IRS in accordance with certain statutory guidelines. The condensed consolidated financial statements at March 31, 2003 include approximately $19.0 million in reserves for the proposed settlement with the IRS. See Note 8 for further details.

     Regulatory Audits and Reviews. State Medicaid agencies and their fiscal intermediaries periodically conduct payment reviews or audits of claims for services provided to Medicaid beneficiaries. One such audit by the Kansas Medicaid agency (the "Kansas Agency") identified that certain of the company's claims were subject to recoupment; however, the Kansas Agency will allow the company to resubmit certain claims identified during the audit. As a result of the audit findings, the company established an internal review, refund and rebilling initiative for certain claims related to one of its billing centers and, in connection therewith, further possible errors in its Medicaid billing practices were identified. Management believes the Kansas Agency audit and the other identified erroneous billing matters are not pervasive throughout the company's billing centers.

     In April 2003, the company was served with a subpoena from a Statewide Grand Jury pertaining to claims paid to the company for two Rhode Island Medicaid beneficiaries. The precise nature and extent of the investigation by Rhode Island governmental authorities and the specific matters before the Statewide Grand Jury are currently unknown.

     Although management believes that the company's billing practices are fundamentally sound and the company is in substantial compliance with state Medicaid billing requirements, the adverse financial impact of Medicaid-related regulatory matters, if any, is currently unknown. In the event that the two aforementioned Medicaid matters or similar reviews/audits by other agencies result in findings, the company could face civil, criminal and/or administrative claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to the financial condition, results of operations and liquidity of the company.

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

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician's family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements and service agreements pursuant to which the company provides pharmacy products. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


(or their immediate family members) that have had financial interests in the company through ownership of shares of CHC's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception of Stark II requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 7 for further details), at December 31, 2002 the company's stockholders' equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2003.

    Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of Stark II noncompliance. Because referrals of the company's patients with such government-sponsored benefit programs comprised approximately 24% of the company's consolidated net revenue for the three months ended March 31, 2003 and 25% of the company's consolidated net revenue for the year ended December 31, 2002, discontinuing the acceptance of such patients would have a material adverse effect on the financial condition, results of operations and cash flows of the company. Additionally, ceasing to accept such referrals could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)



11. DEBTOR/NON-DEBTOR CONDENSED FINANCIAL STATEMENTS

    The following Condensed Consolidating Balance Sheets as of March 31, 2003 and December 31, 2002 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2003 and 2002 are presented in accordance with SOP 90-7.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        DEBTORS      NON-DEBTORS     ELIMINATIONS      CONSOLIDATED
                                                                       ---------     -----------     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $  32,968     $       868     $         --      $     33,836
   Cash limited as to use ........................................           175              84               --               259
   Accounts receivable, net ......................................            --         104,291               --           104,291
   Inventories ...................................................            --          15,326               --            15,326
   Deferred income taxes, net ....................................            --             117               --               117
   Other current assets ..........................................         5,219             302               --             5,521
                                                                       ---------     -----------     ------------      ------------
     Total current assets ........................................        38,362         120,988               --           159,350
Property and equipment, net ......................................         2,715           6,800               --             9,515
Deferred income taxes, net .......................................            --             493               --               493
Other deferred costs and intangible assets, net ..................           155           4,987               --             5,142
Goodwill, net ....................................................            --          46,470               --            46,470
Investments in and advances to wholly-owned subsidiaries, net ....       107,745              --         (107,745)               --
Other assets .....................................................         3,451           1,795               --             5,246
                                                                       ---------     -----------     ------------      ------------
     Total assets ................................................     $ 152,428     $   181,533     $   (107,745)     $    226,216
                                                                       =========     ===========     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ..............................................     $  16,010     $    15,019     $         --      $     31,029
   Accrued compensation and related liabilities ..................        20,370           4,241               --            24,611
   Current maturities of long-term debt ..........................            51              21               --                72
   Income taxes payable ..........................................            31           3,300               --             3,331
   Deferred income taxes .........................................            --             610               --               610
   Accrued merger and restructuring costs ........................           136              19               --               155
   Accrued reorganization costs ..................................         7,168              --               --             7,168
   Other accrued liabilities .....................................         7,308           5,052             (760)           11,600
                                                                       ---------     -----------     ------------      ------------
Total current liabilities not subject to compromise ..............        51,074          28,262             (760)           78,576
Total current liabilities subject to compromise ..................        15,630              --               --            15,630
                                                                       ---------     -----------     ------------      ------------
Total current liabilities ........................................        66,704          28,262             (760)           94,206
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities .......................            50              27               --                77
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ......................         5,538             643               --             6,181
   Income taxes payable ..........................................            --          16,422               --            16,422
   Other liabilities .............................................         1,664           1,901               --             3,565
   Net liabilities for liquidation of discontinued operations ....            --          26,533              760            27,293
                                                                       ---------     -----------     ------------      ------------
     Total liabilities ...........................................        73,956          73,788               --           147,744
Net assets, including amounts due to Debtors .....................            --         107,745         (107,745)               --
Total stockholders' equity .......................................        78,472              --               --            78,472
                                                                       ---------     -----------     ------------      ------------
   Total liabilities and stockholders' equity ....................     $ 152,428     $   181,533     $   (107,745)     $    226,216
                                                                       =========     ===========     ============      ============

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                                        DEBTORS      NON-DEBTORS     ELIMINATIONS      CONSOLIDATED
                                                                       ---------     -----------     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $  29,675     $       916     $         --      $     30,591
   Cash limited as to use ........................................           133              84               --               217
   Accounts receivable, net ......................................            --         103,498               --           103,498
   Inventories ...................................................            --          13,160               --            13,160
   Deferred income taxes, net ....................................            --             107               --               107
   Other current assets ..........................................         5,004             654               --             5,658
                                                                       ---------     -----------     ------------      ------------
     Total current assets ........................................        34,812         118,419               --           153,231
Property and equipment, net ......................................         3,402           7,037               --            10,439
Deferred income taxes, net .......................................            --             449               --               449
Other deferred costs and intangible assets, net ..................           178           5,092               --             5,270
Goodwill, net ....................................................            --          46,470               --            46,470
Investments in and advances to wholly-owned subsidiaries, net ....       108,208              --         (108,208)               --
Other assets .....................................................         3,274           1,790               --             5,064
                                                                       ---------     -----------     ------------      ------------
     Total assets ................................................     $ 149,874     $   179,257     $   (108,208)     $    220,923
                                                                       =========     ===========     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ..............................................     $  15,031     $    12,955     $         --      $     27,986
   Accrued compensation and related liabilities ..................        19,861           4,021               --            23,882
   Current maturities of long-term debt ..........................            51              10               --                61
   Income taxes payable ..........................................            30           3,250               --             3,280
   Deferred income taxes .........................................            --             556               --               556
   Accrued merger and restructuring costs ........................           171              19               --               190
   Accrued reorganization costs ..................................         7,610              --               --             7,610
   Other accrued liabilities .....................................         4,230           4,991             (742)            8,479
                                                                       ---------     -----------     ------------      ------------
Total current liabilities not subject to compromise ..............        46,984          25,802             (742)           72,044
Total current liabilities subject to compromise ..................        15,630              --               --            15,630
                                                                       ---------     -----------     ------------      ------------
Total current liabilities ........................................        62,614          25,802             (742)           87,674
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities .......................            67               6               --                73
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ......................         5,538             677               --             6,215
   Income taxes payable ..........................................            --          16,130               --            16,130
   Other liabilities .............................................         1,664           1,901               --             3,565
   Net liabilities for liquidation of discontinued operations ....            --          26,533              742            27,275
                                                                       ---------     -----------     ------------      ------------
     Total liabilities ...........................................        69,883          71,049               --           140,932
Net assets, including amounts due to Debtors .....................            --         108,208         (108,208)               --
Total stockholders' equity .......................................        79,991              --               --            79,991
                                                                       ---------     -----------     ------------      ------------
   Total liabilities and stockholders' equity ....................     $ 149,874     $   179,257     $   (108,208)     $    220,923
                                                                       =========     ===========     ============      ============

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        DEBTORS      NON-DEBTORS     ELIMINATIONS     CONSOLIDATED
                                                                       ---------     -----------     ------------     ------------
Net revenue ......................................................     $      --     $   113,096     $         --     $    113,096
Cost of service ..................................................            --          86,034               --           86,034
                                                                       ---------     -----------     ------------     ------------
Gross profit .....................................................            --          27,062               --           27,062
Operating expenses:
   Selling, general and administrative expenses ..................         5,018          17,989               --           23,007
   Provision for estimated uncollectible accounts ................            --           3,517               --            3,517
                                                                       ---------     -----------     ------------     ------------
     Total operating expenses ....................................         5,018          21,506               --           26,524
                                                                       ---------     -----------     ------------     ------------

Operating income (loss) from continuing operations ...............        (5,018)          5,556               --              538
Other income (expenses):
   Interest income ...............................................            32              47               --               79
   Interest expense ..............................................            (2)           (340)              --             (342)
   Equity in net income of wholly-owned subsidiaries .............         5,320              --           (5,320)              --
   Equity in net income of unconsolidated joint ventures .........            --             234               --              234
   Other expense, net ............................................            --              (1)              --               (1)
                                                                       ---------     -----------     ------------     ------------
Income from continuing operations before reorganization
   expenses, income taxes and minority interests .................           332           5,496           (5,320)             508
Reorganization expenses, net .....................................         1,762              --               --            1,762
                                                                       ---------     -----------     ------------     ------------
Income (loss) from continuing operations before income taxes
   and minority interests ........................................        (1,430)          5,496           (5,320)          (1,254)
Income tax expense ...............................................            --              35               --               35
Minority interests in net income of consolidated joint ventures ..            --             133               --              133
                                                                       ---------     -----------     ------------     ------------
Income (loss) from continuing operations .........................        (1,430)          5,328           (5,320)          (1,422)
Loss from disposal of discontinued operations ....................           (89)             (8)              --              (97)
                                                                       ---------     -----------     ------------     ------------
Net income (loss) ................................................     $  (1,519)    $     5,320     $     (5,320)    $     (1,519)
                                                                       =========     ===========     ============     ============

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002
                          (RESTATED (1) AND UNAUDITED)
                                 (IN THOUSANDS)

                                                                       DEBTORS       NON-DEBTORS      ELIMINATIONS     CONSOLIDATED
                                                                      ---------      -----------      ------------     ------------
Net revenue ......................................................    $      --      $   101,982      $         --     $    101,982
Cost of service ..................................................           --           74,301                --           74,301
                                                                      ---------      -----------      ------------     ------------
Gross profit .....................................................           --           27,681                --           27,681
Operating expenses:
   Selling, general and administrative expenses ..................        4,238           16,782                --           21,020
   Provision for estimated uncollectible accounts ................           --            3,118                --            3,118
   Restructuring cost recoveries .................................           --              (13)               --              (13)
                                                                      ---------      -----------      ------------     ------------
     Total operating expenses ....................................        4,238           19,887                --           24,125
                                                                      ---------      -----------      ------------     ------------

Operating income (loss) from continuing operations ...............       (4,238)           7,794                --            3,556
Other income (expenses):
   Interest income ...............................................           62               23                --               85
   Interest expense ..............................................           (8)            (357)               --             (365)
   Gain on sale of business ......................................           --               46                --               46
   Equity in net income (loss) of wholly-owned subsidiaries ......      (64,258)              --            64,258               --
   Equity in net income of unconsolidated joint ventures .........           --              387                --              387
   Other income, net .............................................           --               12                --               12
                                                                      ---------      -----------      ------------     ------------
Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests and the
   cumulative effect of a change in accounting principle .........      (68,442)           7,905            64,258            3,721
Reorganization expenses, net .....................................        2,010               --                --            2,010
                                                                      ---------      -----------      ------------     ------------
Income (loss) from continuing operations before income taxes, minority interests  and the cumulative effect of a change in
   accounting principle ..........................................      (70,452)           7,905            64,258            1,711
Income tax expense ...............................................           --               38                --               38
Minority interests in net income of consolidated joint ventures ..           --              223                --              223
                                                                      ---------      -----------      ------------     ------------
Income (loss) from continuing operations before the cumulative
   effect of a change in accounting principle ....................      (70,452)           7,644            64,258            1,450
Loss from disposal of discontinued operations ....................           --               --                --               --
                                                                      ---------      -----------      ------------     ------------
Income (loss) before the cumulative effect of a change in
   accounting principle ..........................................      (70,452)           7,644            64,258            1,450
Cumulative effect of a change in accounting principle ............           --          (71,902)               --          (71,902)
                                                                      ---------      -----------      ------------     ------------
Net loss .........................................................    $ (70,452)     $   (64,258)     $     64,258     $    (70,452)
                                                                      =========      ===========      ============     ============

(1) The company recognized a transitional goodwill impairment charge of approximately $71.9 million in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), in December 2002; however, such charge was retroactive to January 1, 2002. In accordance with the provisions of Statement 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle. See Note 6 for further details.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            DEBTORS       NON-DEBTORS      CONSOLIDATED
                                                                           ---------      -----------      ------------
       Net cash provided by continuing operations
          before reorganization items ................................     $  (3,161)     $     9,587      $      6,426
       Net cash used by reorganization items .........................        (2,204)              --            (2,204)
                                                                           ---------      -----------      ------------
       Net cash provided by (used in) continuing operations
          (net of reorganization items) ..............................        (5,365)           9,587             4,222
                                                                           ---------      -----------      ------------
       Cash flows from investing activities:

          Purchases of property and equipment ........................           (54)            (602)             (656)
          Deposit to purchase property and equipment .................          (337)              --              (337)
          Cash advances from wholly-owned subsidiaries ...............         8,812           (8,812)               --
                                                                           ---------      -----------      ------------
       Net cash provided by (used in) investing activities ...........         8,421           (9,414)             (993)
                                                                           ---------      -----------      ------------
       Cash flows from financing activities:

          Principal payments of debt obligations .....................           (17)             (18)              (35)
          Refunds of deposits to collateralize letters of credit .....           302               --               302
          Cash distributions to minority interests ...................            --             (172)             (172)
                                                                           ---------      -----------      ------------
       Net cash provided by (used in) financing activities ...........           285             (190)               95
                                                                           ---------      -----------      ------------
       Net increase (decrease) in cash from continuing operations ....     $   3,341      $       (17)     $      3,324
                                                                           =========      ===========      ============

       Net cash used in discontinued operations ......................     $     (48)     $       (31)     $        (79)
                                                                           =========      ===========      ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            DEBTORS       NON-DEBTORS      CONSOLIDATED
                                                                           ---------      -----------      ------------
       Net cash provided by (used in) continuing operations
          before reorganization items ................................     $  (5,047)     $     3,839      $     (1,208)
       Net cash used by reorganization items .........................        (2,380)              --            (2,380)
                                                                           ---------      -----------      ------------
       Net cash provided by (used in) continuing operations
          (net of reorganization items) ..............................        (7,427)           3,839            (3,588)
                                                                           ---------      -----------      ------------
       Cash flows from investing activities:

          Purchases of property and equipment ........................          (749)            (376)           (1,125)
          Cash advances from wholly-owned subsidiaries ...............         3,199           (3,199)               --
                                                                           ---------      -----------      ------------
       Net cash provided by (used in) investing activities ...........         2,450           (3,575)           (1,125)
                                                                           ---------      -----------      ------------
       Cash flows from financing activities:

          Principal payments of debt obligations .....................           (17)              (2)              (19)
          Refunds of deposits to collateralize letters of credit .....           200               --               200
          Cash distributions to minority interests ...................            --              (98)              (98)
                                                                           ---------      -----------      ------------
       Net cash provided by (used in) financing activities ...........           183             (100)               83
                                                                           ---------      -----------      ------------
       Net increase (decrease) in cash from continuing operations ....     $  (4,794)     $       164      $     (4,630)
                                                                           ---------      -----------      ------------
       Net cash used in discontinued operations ......................     $      --      $        --      $         --
                                                                           =========      ===========      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form l0-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that is based on the beliefs of Coram management, as well as, assumptions made by, and information currently available to, management. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI") (CHC and CI are hereinafter collectively referred to as the "Debtors") and certain other factors, which are described in greater detail in Coram's Annual Report on Form 10-K/A for the year ended December 31, 2002 under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors' bankruptcy filings and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors' Chapter 11 bankruptcy cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization filed in the Chapter 11 bankruptcy cases could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 to the company's condensed consolidated financial statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

    BACKGROUND AND CERTAIN IMPORTANT BANKRUPTCY COURT ACTIVITIES

    During 2003 and 2002, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as, outsourced hospital compounding services. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada.

    (I) BACKGROUND AND CERTAIN IMPORTANT BANKRUPTCY COURT ACTIVITY

     The Debtors filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the "Bankruptcy Cases"). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases, and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), none of the company's other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 to the company's condensed consolidated financial statements for further details.

    On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. filed a competing proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement and a hearing thereon is scheduled for May 30, 2003. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Additionally, all of the R-Net locations have been closed in connection with its proposed liquidation. Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the R-Net Board of Directors to manage the liquidation of the R-Net business.

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

    On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated

Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors' former Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors' largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

    In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 to the company's condensed consolidated financial statements for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the "CI Series A Preferred Stock." The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2001. See Note 10 to the company's condensed consolidated financial statements for further discussion regarding Stark II.

    (III) THE SECOND JOINT PLAN OF REORGANIZATION AND RELATED ACTIVITIES

    On or about February 6, 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company's former Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company's debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied such motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors' motion to appoint Goldin Associates, L.L.C. ("Goldin") as independent restructuring advisor to the CHC Independent Committee of the Board of Directors (the "Independent Committee"). Among other things, the scope of Goldin's services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion,
(ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

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

    o cancellation of the issued and outstanding CI Series A Preferred Stock, and

    o a $7.5 million reduction in certain performance bonuses payable to the company's former Chief Executive Officer.

    Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

    The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy cases, filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims in interests entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

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

    In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock (see Notes 7 and 9 to the company's condensed consolidated financial statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2002. See Note 10 to the company's condensed consolidated financial statements for further discussion regarding Stark II.

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

    On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through May 16, 2003, the Bankruptcy Court has adjudicated only one final fee application. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

    On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the Debtors' restructuring and reorganization. The services may include, subject to the Chapter 11 trustee's discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of the stakeholders' claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002.

     On December 19, 2002, the Equity Committee filed a proposed plan of reorganization with respect to the Debtors (the "Proposed Equity Committee Plan"). A complete description of the Proposed Equity Committee Plan is set forth in the Disclosure Statement of the Official Committee of Equity Security Holders of Coram Healthcare

Corporation and Coram, Inc. and Exhibits A through I thereto (collectively the "Proposed Equity Committee Disclosure Statement"). The Proposed Equity Committee Disclosure Statement was filed contemporaneously with the Proposed Equity Committee Plan in the Bankruptcy Court, under jointly administered Case No. 00-3299, and both documents are available at docket numbers 2019, 2020, 2021 and 2022 in such case.

    In order for the company to remain compliant with the requirements of Stark II, on December 31, 2002, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $40.2 million of the Series A Notes, $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram, Inc. Series B Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 to the company's condensed consolidated financial statements for further details). Hereafter the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the "CI Series B Preferred Stock." This transaction generated an extraordinary gain on troubled debt restructuring of approximately $123.5 million in 2002. At December 31, 2002, the company's stockholders' equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ending December 31, 2003. See Note 10 to the company's condensed consolidated financial statements for further discussion regarding Stark II.

    (V) BANKRUPTCY RELATED ACTIVITIES SUBSEQUENT TO DECEMBER 31, 2002

    Daniel D. Crowley, the company's former Chief Executive Officer and President, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Mr. Crowley subsequently resigned from the company effective March 31, 2003.

    On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs,
(ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 4 to the company's condensed consolidated financial statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

    The employment contract with Allen J. Marabito, Executive Vice President, acting General Counsel and acting Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue Mr. Marabito's employment in his prior capacity and Mr. Marabito has also assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito's employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. On May 19, 2003, Mr. Marabito released the company from all contractual obligations pertaining to his incentive compensation for the year ended December 31, 2002 (i.e., the 2002 MIP of approximately $1.05 million which remained subject to Chapter 11 trustee and Bankruptcy Court approvals). In consideration thereof, Mr. Marabito was granted a retention bonus of $380,000 under the company's 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito's services could have a material adverse effect on the company.

    On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. Approximately $1.8 million, which represented the first installment under the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003.

     On May 2, 2003, the Chapter 11 trustee filed a proposed joint plan of reorganization with respect to the Debtors (the "Chapter 11 Trustee's Proposed Plan of Reorganization"). A complete description of the Chapter 11 Trustee's Proposed Plan of Reorganization is set forth in the Disclosure Statement With Respect to the Chapter 11 Trustee's Joint Plan of Reorganization (including Exhibits A through D) (collectively the "Chapter 11 Trustee's Proposed Disclosure Statement"). The Chapter 11 Trustee's Proposed Disclosure Statement was filed contemporaneously with the Chapter 11 Trustee's Proposed Plan of Reorganization in the Bankruptcy Court, under jointly administered Case No. 00-3299, and both documents are available at docket numbers 2597 and 2599 in such case.

    On May 15, 2003, the Equity Committee filed its First Amended Plan Of Reorganization Of The Equity Security Holders Of Coram Healthcare Corporation And Coram, Inc. (the "Amended Proposed Equity Committee Plan") and its Disclosure Statement Of The Equity Committee Of Coram Healthcare Corporation And Coram, Inc. In Connection With The First Amended Plan Of Reorganization Of Coram Healthcare Corporation And Coram, Inc., including related exhibits thereto (collectively the "Amended Proposed Equity Committee Disclosure Statement"). Both the Amended Proposed Equity Committee Plan and the Amended Proposed Equity Committee Disclosure Statement can be found under jointly administered Case No. 00-3299 at docket numbers 2662 through 2667 inclusive.

    Prior to the solicitation of a vote in favor of confirmation of a plan of reorganization, the Bankruptcy Court must approve the related disclosure statement as containing "adequate information," as the term is defined under Chapter 11 of the Bankruptcy Code. Moreover, under Chapter 11 of the Bankruptcy Code certain parties-in-interest may file objections to a proposed disclosure statement and plan of reorganization and, in connection therewith, certain parties have already filed objections to the Proposed Equity Committee Disclosure Statement and the Proposed Equity Committee Plan. A Bankruptcy Court hearing on both the Amended Proposed Equity Committee Disclosure Statement and the Chapter 11 Trustee's Proposed Disclosure Statement is currently scheduled for June 19, 2003.

    (VI) OTHER BANKRUPTCY-RELATED DISCLOSURES

    Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors' operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional Chapter 11 claims have arisen and may continue to arise subsequent to the filing date due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. See Note 10 to the company's condensed consolidated financial statements for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries' bankruptcy proceedings.

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

     On April 28, 2003, attorneys for the Equity Committee advised the Chapter 11 trustee and his legal counsel of their disagreement with certain statements in the preceding paragraph. They assert that the cumulative liquidation preferences include post-petition interest which, at a hearing on December 27, 2002, the Bankruptcy Court agreed would be reviewed in connection with the terms and conditions of a plan or plans of reorganization. In addition, they assert that because the Chapter 11 trustee's motion for authorization to issue CI Series B Preferred Stock in exchange for debt was granted subject to the Bankruptcy Court's comments on the record, that the rights and equity interests of the CHC common equity holders, not the CI Preferred Stock Holders, are preserved for determination by the Bankruptcy Court in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 of the Bankruptcy Code. Whether or not the Equity Committee's attorneys' interpretation of the Bankruptcy Court's order approving the exchange is correct should be resolved as part of the Bankruptcy Court's determination of the adversary proceeding discussed in the following paragraph. Further, final resolution of the rights and equitable interests of the CI Preferred Stock Holders will be determined by the Bankruptcy Court during confirmation hearings on a plan or plans of reorganization. See Exhibits 10.93 and 10.94 filed with the company's Form 10-K/A for the year ended December 31, 2002 for the Bankruptcy Court order approving the note exchange and a transcript abstract from the hearing held on December 27, 2002, respectively.

    On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole of common shareholder of Coram, Inc. The complaint alleges, among other things, that the aforementioned defendants have (i) engaged in inequitable conduct, (ii) conferred an unfair advantage upon themselves and (iii) caused damage to Coram Healthcare Corporation. The defendants have moved the Bankruptcy Court to dismiss the adversary proceeding and the Equity Committee has replied in opposition thereto. A hearing with regard to the adversary proceeding is scheduled for June 5, 2003.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at March 31, 2003 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

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

    Management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical accounting policies in relation to the company's consolidated financial statements, as well as, those that most require important and substantive management judgment. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving and enhancing its enterprise-wide information systems. For a description of these critical accounting policies, refer to Note 2 to the company's audited consolidated financial statements and "Critical Accounting Policies" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Coram's Annual Report on Form 10-K/A for the year ended December 31, 2002.

    Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. For a description of these critical accounting policies, refer to Note 8 to the company's audited consolidated financial statements in Coram's Annual Report on Form 10-K/A for the year ended December 31, 2002. Moreover, because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company's liabilities will be impacted by their settlement value pursuant to a plan or plans of reorganization set forth by the Debtors' Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company's goodwill is premised on several highly judgmental assumptions, including, among other things, the company's enterprise value and the final disposition of the company's pre-petition liabilities. Accordingly, the company's goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination. If the company recognizes a material goodwill impairment charge during 2003, stockholders' equity may be less than $75 million as of December 31, 2003, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2004. The potential material adverse effects of noncompliance with Stark II on the company's financial condition and business operations are described in more detail in Note 10 to the company's condensed consolidated financial statements.

RESULTS OF OPERATIONS

    As discussed in Note 3 to the company's condensed consolidated financial statements, R-Net's operating results are included in discontinued operations; however, for the three months ended March 31, 2003 and 2002 the Resource Network Subsidiaries had no operations.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

    Net Revenue. Net revenue increased $11.1 million or 10.9% to $113.1 million during the three months ended March 31, 2003 from $102.0 million during the three months ended March 31, 2002. As a result of management's continued focus on the delivery of the company's core infusion therapies, which include coagulant and blood clotting ("Factor"), intravenous immunoglobulin ("IVIG"), anti-infective, pain management and total parenteral nutrition therapies, net revenue from such therapies increased $5.6 million or 7.9% during the three months ended March 31, 2003 from the three months ended March 31, 2002. Also contributing to the consolidated net revenue increase is a $5.1 million improvement (approximately 18.1%) in the company's non-core infusion therapies, such as therapies corresponding to the Food and Drug Administration approved drugs Synagis and Remicaid. However, no individual non-core therapy represented more than 5% of the company's net revenue during the three months ended March 31, 2003 or 2002. The company's core and non-core infusion therapies aggregated approximately 97% of net revenue during both the three months ended March 31, 2003 and 2002.

    During the three months ended March 31, 2003 and 2002, approximately $6.2 million and $7.2 million, respectively, of the company's consolidated net revenue related to a capitated fee agreement that provides services to members in the California marketplace. Additionally, Coram owns 50% of a partnership located in California that derived approximately 34.6% and 39.8% of its net revenue during the three months ended March 31, 2003 and 2002, respectively, from services provided under such capitated fee agreement. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited Coram, as well as a limited group of other providers, to respond to a request for proposal ("RFP") that covers the services provided exclusively by Coram. Subsequent to Coram's written response to the RFP, the company was invited to participate in oral presentations in May 2003. Management anticipates that the payer will select a provider or providers no later than July 2003 and the new contract or contracts will become effective January 1, 2004. See Note 1 to the company's condensed consolidated financial statements for further details.

    Gross Profit. Gross profit decreased $0.6 million to $27.1 million or a gross margin of 24.0% during the three months ended March 31, 2003 from $27.7 million or a gross margin of 27.2% during the three months ended March 31, 2002. During the three months ended March 31, 2003, the company's gross margin percentage was favorably impacted by declining acquisition costs for Factor and IVIG products (principally due to an overall increase in related product availability in the marketplace during such period). However, the company's overall 2003 gross margin percentage declined primarily due to a $3.4 million charge for the purchase of a malpractice insurance tail policy (see Note 10 to the company's condensed consolidated financial statements for further details). Additionally, the 2003 gross margin was adversely impacted by higher workers' compensation insurance costs and an increased proportion of contract labor expenses associated with providing clinical services. Further offsetting the 2003 gross margin was a larger proportion of non-core therapies in the company's revenue mix (such therapies generally have a higher product cost as a percentage of net revenue than the company's core therapies).

    Selling, General and Administrative ("SG&A"). Expenses, SG&A expenses increased $2.0 million or 9.5% to $23.0 million during the three months ended March 31, 2003 from $21.0 million during the three months ended March 31, 2002. The company incurred incremental costs of (i) $0.9 million to enhance its sales and marketing force and (ii) $0.8 million in reimbursement personnel and consulting costs during the three months ended March 31, 2003. In addition, the increase in SG&A expenses includes a $0.3 million increase in legal fees relating to certain ongoing litigation (see Note 10 to the company's condensed consolidated financial statements for further details of the company's litigation matters). In connection with the implementation and enhancement of its company-wide information systems, Coram also recognized increased depreciation and amortization costs of approximately $0.2 million during the three months ended March 31, 2003.

    Partially offsetting the above SG&A expense increases was a $0.5 million decrease in amortization expense related to the company's commercial payer contracts intangible asset, which became fully amortized during the three months ended March 31, 2002.

    In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to revenue growth and inflation.

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $3.5 million and $3.1 million during the three months ended March 31, 2003, and 2002, respectively. During both such periods, the provision for uncollectible accounts was 3.1% of net revenue. For the year ended December 31, 2002, the provision for estimated uncollectible accounts was 3.7% of net revenue. The decrease therein during the three months ended March 31, 2003 is primarily the result of a continuation of the company's favorable cash collection trends, including settlement negotiations related to certain of the company's aged commercial accounts receivable (see Note 1 to the company's condensed consolidated financial statements for further details). The 2003 provision for estimated uncollectible accounts reflects management's best estimate of bad debt expense for the year ending December 31, 2003; however, there can be no assurances that such provisions will be adequate or that factors adversely affecting the company's bad debt expense will not worsen in the future.

    Interest Expense. Interest expense was $0.3 million and $0.4 million during the three months ended March 31, 2003 and 2002, respectively. Both periods primarily reflect the recognition of interest expense on the proposed settlement with the Internal Revenue Service, which is more fully described in Note 8 to the company's condensed consolidated financial statements. Both periods also reflect the non-recognition of interest expense related to certain notes issued in connection with the Securities Exchange Agreement subsequent to the execution of debt-for-equity exchange agreements on December 29, 2000, December 31, 2001 and December 31, 2002, which qualified as troubled debt restructurings (see Notes 7 and 9 to the company's condensed consolidated financial statements for further details).

    Equity in Net Income of Unconsolidated Joint Ventures. Equity in net income of unconsolidated joint ventures was $0.2 million and $0.4 million during the three months ended March 31, 2003 and 2002, respectively. The decrease in 2003 was principally due to the pending liquidation of one of the company's unconsolidated joint ventures in the Chicago, Illinois marketplace. Management expects that such unconsolidated joint venture will cease operations in June 2003.

    Gain on Sales of Business. During January 2002, the company finalized the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. See Note 2 to the company's condensed consolidated financial statements for further details.

    Reorganization Expenses, Net. During the three months ended March 31, 2003 and 2002, the company recognized $1.8 million and $2.0 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, Office of the United States Trustee fees and other expenditures during the Chapter 11 bankruptcy proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. During the three months ended March 31, 2003 and 2002, the company recorded $1.9 million and $2.1 million of bankruptcy-related professional fees, respectively. The Chapter 11 trustee evaluated the needs for services of the professionals previously engaged by the Debtors while debtors-in-possession and re-engaged only certain of these professionals. Furthermore, the Chapter 11 trustee engaged certain new professionals for the benefit of the Debtors' estates. See Note 2 to the company's condensed consolidated financial statements for further details, including motions submitted by the Chapter 11 trustee related to administrative professionals that have been approved by the Bankruptcy Court.

    Income Tax Expense. See Note 8 to the company's condensed consolidated financial statements for discussion of the variance between the statutory income tax rate and the company's effective income tax rates.

    Loss from Disposal of Discontinued Operations. During the three months ended March 31, 2003, the company recorded a $0.1 million loss from disposal of discontinued operations. Such amount represents legal costs for certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with corresponding indemnifications provided to the company's officers and directors in the Resource Network Subsidiaries' bankruptcy proceedings/litigation. See Notes 3 and 10 to the company's condensed consolidated financial statement for further details.

    Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2002, the company recognized a transitional goodwill impairment charge of approximately $71.9 million related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). In accordance with the underlying provisions of Statement 142, such charge was retroactively recorded in the company's condensed consolidated financial statements as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002. See Note 6 to the company's condensed consolidated financial statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

    Bankruptcy Proceedings. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on August 8, 2000. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. Although the filing of the Bankruptcy Cases constitutes an event of default under the company's principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases of non-residential real property. Parties effected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. See Note 2 to the company's condensed consolidated financial statements for further details.

    Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at March 31, 2003 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

    Credit Facilities, Letters of Credit and other Debt Obligations. During the three months ended March 31, 2003 and through May 16, 2003, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company's ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility would require the approval of the Chapter 11 trustee and the Bankruptcy Court.

    As a result of the management's evaluation of several pole-mounted infusion pump alternatives, the company is replacing its entire fleet of Sabratek Corporation 3030 pole-mounted pumps. In connection therewith, Coram entered into two agreements with B. Braun Medical, Inc. ("B. Braun") in 2003 whereby the company purchased 1,000 Vista Basic pole-mounted pumps at an aggregate cost of approximately $1.3 million. Such amount was paid in four equal installments of approximately $337,000 during March, April and May 2003. Additionally, on April 29, 2003 the Bankruptcy Court approved a motion that authorized the company to enter into a three year lease agreement (the "Lease Agreement") with B. Braun for an additional 1,000 Vista Basic pumps. The aggregate three year commitment under the Lease Agreement, including related interest, is approximately $1.5 million. As a result, the company is required to pay to B. Braun approximately $0.2 million, $0.4 million and $0.9 million during the first, second and third years of the Lease Agreement. Upon the expiration of the Lease Agreement, the company has the option to acquire the leased Vista Basic pumps at a bargain purchase price of $1 per pump. The Lease Agreement contains customary covenants and events of default, as well as, remedies available to B. Braun if the company is in violation thereof, including, but not limited to, (i) termination of the Lease Agreement, (ii) return of the leased Vista Basic pumps to B. Braun and/or
(iii) recovery from the company of any unpaid amounts as of the date of default and all amounts remaining under the unexpired term of the Lease Agreement. Management believes that the company will comply with the terms and conditions of the Lease Agreement; however, there can be no assurances thereof or what remedies, if any, would be invoked by B. Braun in the event of default.

    Through March 31, 2004, approximately $9.3 million of principal on the company's debt obligations will become due and payable, including $0.2 under the Lease Agreement and $9.0 million of the Series B Notes that matures on June 30, 2003. The Series B Note repayments, if any, will require approval of both the Chapter 11 trustee and the Bankruptcy Court because such amount represents a pre-petition liability. The company intends to finance any approved mandatory debt repayments with available cash balances and cash provided by operations.

    In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of certain preferred stock issued by Coram, Inc.). Such letters of credit aggregated approximately $0.5 million at May 16, 2003 and are fully secured by interest-bearing cash deposits held by Wells Fargo. The outstanding letters of credit have maturity dates in September 2003 ($187,000) and February 2004 ($278,000). Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients' medical needs.

    General. The company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 to the company's condensed consolidated financial statements for further details). The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

    Coram used cash on hand and cash generated from operations to fund its reorganization activities and working capital requirements for the three months ended March 31, 2003. Working capital decreased $0.4 million to $65.2 million at March 31, 2003 from $65.6 million at December 31, 2002. This change in working capital is primarily due to: (i) a $3.2 million increase in cash and cash equivalents, (ii) an increase in net accounts receivable of $0.8 million, (iii) an increase of $2.2 million in inventories (primarily due to strategic purchases of inventories during the three months ended March 31, 2003), (iv) a $0.1 million decrease in other current assets, (v) a $3.0 million increase in accounts payable (primarily due to the aforementioned strategic inventory purchases), (vi) a $0.7 million increase in accrued compensation and related liabilities, (vii) a $0.1 million increase in the current portion of income taxes payable, (viii) a $3.1 million increase in other accrued liabilities (primarily due to an accrual for the purchase of a malpractice insurance tail policy) and (ix) a $0.4 million decrease in accrued reorganization costs.

    Cash used in investing activities for the three months ended March 31, 2003 was approximately $1.0 million. Of that amount, $0.7 million related to purchases of property and equipment in the normal course of business and $0.3 million was a deposit to purchase the Vista Basic pole-mounted pumps.

    Net cash provided by financing activities for the three months ended March 31, 2003 was approximately $0.1 million. Of that amount, approximately $0.3 million related to refunds of deposits to collateralize the company's letters of credit, offset by cash distributions paid to minority interests of approximately $0.2 million and principal debt repayments of $35,000.

    Management believes that the net costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2003 and thereafter. These costs principally consist of professional fees and expenses and employee retention payments. On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until some time after confirmation of a plan or plans of reorganization. Through May 16, 2003, the Bankruptcy Court has adjudicated only one final fee application. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) the maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies.

    Management cannot predict whether any future objections of the Official Committee of the Equity Security Holders of Coram Healthcare Corporation or any other interested parties in the Bankruptcy Cases will be forthcoming. Outcomes unfavorable to the company or unknown additional actions could require the company to access significant additional funds. See Notes 2 and 10 to the company's condensed consolidated financial statements for further details.

    The former principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek 6060 Homerun Pumps (the "6060 Pumps") pumps that are used by Coram. Management expects that Baxter will extend the period during which it will produce the tubing and infusion sets necessary for operation of the 6060 Pumps; however, no assurances can be given that Baxter will provide such an extension. Moreover, the company's fleet of 6060 Pumps requires certain costly software and hardware upgrades and such pumps are currently experiencing significant and recurring repairs that are not covered under warranty. The upgrades and extensive ongoing repairs will require a substantial cash outlay by the company and, in the case of upgrades, would temporarily remove numerous company-owned pumps from revenue-producing activities (thereby requiring the company to lease incremental pumps on a month-to-month basis). Given the issues surrounding the 6060 pumps, management is currently evaluating several alternatives, including replacement of the entire fleet of approximately 4,800 units. No assurances can be given that the company will develop an alternative that will be economically viable, including identification of a source of long-term financing, or meet with the approval of the Chapter 11 trustee and the Bankruptcy Court.

    On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. Approximately $1.8 million, which represented the first installment under the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003 from available cash balances. The company intends to fund the remaining amounts under the 2003 KERP with available cash balances and cash provided by operations.

     The company sponsors a Management Incentive Plan ("MIP"), which provides for annual bonuses payable to certain key employees. The bonuses are predicated on overall corporate performance (principally sales of the company's core infusion therapies, cash collections and earnings before interest expense, taxes, reorganization expenses, restructuring costs, depreciation and amortization and certain other non-recurring items), as well as, individual performance targets and objectives. Pursuant to the terms of their employment contracts, Daniel D. Crowley, the company's former Chairman of the Board of Directors, Chief Executive Officer and President, and Allen J. Marabito, the company's Executive Vice President, maintain contractual claims to receive unpaid MIP amounts aggregating approximately $13.8 million and $0.4 million, respectively, for certain periods through December 31, 2002. Payments of (i) the aforementioned MIP amounts for Messrs. Crowley and Marabito, (ii) $0.8 million claimed by Mr. Crowley from the first key employee retention plan and (iii) a $1.8 million refinancing success bonus claimed by Mr. Crowley remain subject to approval by the Bankruptcy Court and the Chapter 11 trustee. If these claims are granted, the company intends to fund such amounts with available cash balances and cash provided by operations.

     In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2 to the company's condensed consolidated financial statements, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the company's condensed consolidated financial statements, will be proposed or opposed in a new plan or plans of reorganization. Mr. Crowley has indicated that he reserves the right to claim the full outstanding amounts of such bonuses and incentive compensation, as well as, all other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in any future litigation.

    On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley's employment with the Debtors and remove him from all involvement in the Debtors' affairs,
(ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions,

LLC ("DHS"), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 4 to the company's condensed consolidated financial statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee's motion to terminate Mr. Crowley's employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

    With the approval of the Chapter 11 trustee, in November 2002 the company modified its paid time off ("PTO") policy for the year ended December 31, 2002 on a basis similar to the two preceeding calendar years. The transitional PTO policy authorized cash payouts to employees with aggregate vested PTO time meeting certain criteria and/or exceeding certain predetermined thresholds. In connection therewith, payments aggregating approximately $0.3 million each were made in December 2002 and April 2003.

    In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers ("D&O"), General and Professional Liability ("GLPL") and certain other risk management insurance policies. In connection therewith, in 2001 the Bankruptcy Court approved a motion filed by the Debtors to enter into an insurance premium financing agreement with AICCO, Inc. to finance certain GLPL premiums for the 2001 policy year. In April 2003, pursuant to the order previously entered by the Bankruptcy Court, the Debtors entered into another premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2003 Financing Agreement") to finance the premiums under certain insurance policies. Under the terms of the 2003 Financing Agreement, the Debtors made a down payment of approximately $1.5 million in May 2003 and financed approximately $2.8 million. Commencing on May 15, 2003, the amount financed is being paid in seven monthly installments of approximately $0.4 million, including interest at a rate of 3.75% per annum. The 2003 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2003 Financing Agreement. No assurances can be given that the company will be able to obtain and/or maintain adequate D&O, GLPL and malpractice insurance coverage beyond the expiration of the current policies, which is generally in early 2004. In the event that the company is unable to obtain and/or maintain such insurance at a price that will be economically viable, there could be a material adverse effect on the company's operations and liquidity. The company generally funds its insurance premiums and/or related financing agreements with available cash balances and cash provided by operations.

    Management was advised by its malpractice insurance carrier that the carrier would no longer offer malpractice policies to its insureds. In connection therewith, the company made a one-time premium payment of approximately $3.4 million in May 2003 to purchase a tail insurance policy, thereby providing the company with insurance protection for malpractice-related claims that may have occurred during the term of the expired policy. Effective April 16, 2003, the company obtained malpractice insurance from a new insurance carrier and financed the related premiums through the 2003 Financing Agreement.

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

    Through March 31, 2003, the company incurred approximately $1.0 million in legal fees, including legal fees associated with indemnifications of the company's directors and officers related to the second amended complaint filed by the R-Net Creditors' Committee. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations. On May 2, 2003, the Chapter 11 trustee filed the Chapter 11 Trustee's Proposed Plan of Reorganization and the Chapter 11 Trustee's Proposed Disclosure Statement. The Chapter 11 Trustee's Proposed Plan of Reorganization provides for a settlement of the aforementioned Resource Network Subsidiaries' matters whereby the company will pay to the Resource Network Subsidiaries approximately $7.95 million. This settlement is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of the Chapter 11 Trustee's Proposed Plan of Reorganization. Management cannot predict the outcome of the confirmation of the Chapter 11 Trustee's Proposed Plan of Reorganization nor can management predict the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier. Accordingly, management cannot reasonably estimate the ultimate cash requirements to settle the aforementioned Resource Network Subsidiaries' matters or any additional cash expenditures that may be required of the company relative to the liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings.

    Prior to the appointment of the Chapter 11 trustee, the CHC Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll (collectively the "Back Office") software package and related licenses were procured. The total purchase price for the Back Office software package was approximately $1.3 million. All of the Back Office modules were operational before June 30, 2002, except for the human resource and payroll software modules, which are scheduled to become operational in 2003. Additionally, management is negotiating with a third party vendor for the acquisition of a software system and appropriate upgrades thereto in order to replace its billing, accounts receivable, clinical and pharmacy systems (collectively the "Front Office"). Management expects to begin substantive implementation of the Front Office modules during 2003. In addition to the cost of the aforementioned Back Office software package, substantial internal and external costs have been and will continue to be incurred to implement the remaining Back Office (human resource and payroll modules) and Front Office software solutions, as well as, resolve certain residual functional issues in the Back Office modules (financial, materials management and procurement). Internal personnel time and expenses and external vendor consultation costs of approximately $6.0 million were incurred through March 31, 2003 on these projects. Through March 31, 2003, the company also purchased certain hardware necessary to run the new information systems aggregating approximately $2.9 million; however, supplemental hardware and peripheral equipment will be required in order to support the new Front Office software suites. Although management cannot readily determine the aggregate costs to implement the Back Office and Front Office solutions and resolve the remaining functional issues in the current operating environment, the company plans to manage the timing of such efforts in order to fund its current and future information system requirements, including potentially substantial supplemental consulting services, with its available cash balances and cash provided by operations. Any disruptions to transaction processing may adversely affect management's ability to report, analyze and utilize data for purposes of making proactive business decisions and complying with various financial reporting requirements.

    On April 27, 2003, the Chapter 11 trustee filed a motion in the Bankruptcy Court requesting authorization to execute certain real property and construction agreements that pertain to a relocation of the company's information technology and CTI Network, Inc. operations from their current location in Bannockburn, Illinois to the company's existing branch location in Mount Prospect, Illinois. The company's existing lease at the Bannockburn facility expires by its own terms on August 31, 2003 and, as a result of prior consolidations, the Mount Prospect branch has excess capacity in its facility. On May 13, 2003, the Bankruptcy Court approved the Chapter 11 trustee's motion and, in connection therewith, management projects that approximately $1.0 million will be expended before the end of the third quarter to renovate the Mount Prospect branch, build a new data center and move the company's personnel and equipment to Mount Prospect.

    The Bankruptcy Court order approving the B. Braun Lease Agreement further provided that, among other things, the company could assume an agreement with B. Braun to purchase drugs and supplies (the "Supply Agreement"). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company's purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter's purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company's business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $5.2 million at March 31, 2003, would have a material adverse effect on the company's financial position, liquidity and results of operations.

    Effective December 3, 2002, the Chapter 11 trustee and the company entered into a three year telecommunication services agreement with AT&T Corporation ("AT&T") (the "Master Agreement") whereby the company will receive advantageous pricing and other favorable terms. Under the terms of the Master Agreement, the company committed to minimum annual telecommunication service purchases of approximately $2.2 million (the "Minimum Annual Commitment") commencing on the effective date of the Master Agreement. In the event that the company fails to meet the Minimum Annual Commitment, AT&T will invoice the company for the difference between the Minimum Annual Commitment and the actual services purchased during such measurement period. Under certain circumstances, AT&T, at its sole discretion, may reduce the Minimum Annual Commitment amount during any given period. Moreover, if certain material conditions are satisfied, in the third year of the agreement, the company may unilaterally terminate the contract without penalty. In the event that the Master Agreement is terminated by the company without cause or by AT&T for cause, the company will be required to pay an amount equal to 35% of the remaining Minimum Annual Commitment for the period in which the termination occurs and for all unexpired periods under the term of the Master Agreement. Although no assurances can be given, management believes that the company's telecommunication service requirements will be sufficient to meet the Minimum Annual Commitment amounts through the term of the Master Agreement. In the event that the Master Agreement is terminated and the 35% surcharge is invoked or the Minimum Annual Commitment is not met in a given period, the aforementioned AT&T supplemental charges could have a material adverse effect on the company's liquidity and results of operations.

    The company has reached a proposed settlement with the Internal Revenue Service (the "IRS") regarding a notice of deficiency previously issued by such taxing authority. Moreover, management and the IRS have agreed in principle to a deferred payment plan. The proposed settlement agreement has been approved by the Joint Committee on Taxation. If approved by the Chapter 11 trustee and the Bankruptcy Court, the proposed settlement and the deferred payment plan would collectively result in (i) a federal tax liability of approximately $9.9 million,

(ii) interest of approximately $9.3 million at May 16, 2003 and (iii) penalties, if applicable, to be determined by the IRS in accordance with certain statutory guidelines. The federal income tax adjustments would also give rise to certain incremental state tax liabilities. If the Bankruptcy Court or the Chapter 11 trustee do not approve the proposed settlement or the deferred payment plan, the financial position and liquidity of the company could be materially adversely affected. Additionally, in connection with recently enacted legislation, during the year ended December 31, 2002 the company filed refund claims with the IRS requesting approximately $1.8 million of previously paid alternative minimum taxes, of which, approximately $0.1 million was received by the company in February 2003. See Note 8 to the company's condensed consolidated financial statements for further details regarding the proposed settlement and the deferred payment plan.

    State Medicaid agencies and their fiscal intermediaries periodically conduct payment reviews or audits of claims for services provided to Medicaid beneficiaries. In connection therewith, certain of the company's claims are currently being reviewed by, among others, Kansas Medicaid and Rhode Island Medicaid (see Note 10 to the company's condensed consolidated financial statements for further details). Although management believes that the company's billing practices are fundamentally sound and the company is in substantial compliance with state Medicaid billing requirements, the adverse financial impact of Medicaid-related regulatory matters, if any, is currently unknown. In the event that the two aforementioned Medicaid matters or similar reviews/audits by other agencies result in findings, the company could face civil, criminal and/or administrative claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to its financial condition, results of operations and liquidity.

    The Balanced Budget Act of 1997 (the "BBA"), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "BBRA"), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare & Medicaid Services ("CMS") reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after the publication of the final rule. Management believes that, based upon currently available information derived from discussions with surety bond brokers and organizations that issue surety bonds, the necessary bonds will not be generally available to home health providers until CMS revises its bonding requirements in a way that clarifies and/or limits the types of liabilities that will be covered by the bonds. As of May 16, 2003, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Medicare Part B suppliers. Virtually all of Coram's branches participate as suppliers in the Medicare Part B program. Similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Currently there is no federal surety bond requirement in effect for Medicare Part B suppliers. If such a requirement becomes effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting bonding requirements may be to obtain bonds through a qualified insurance carrier. However, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

    Certain administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require specified healthcare entities, including the company, to only use standard medical billing code sets and make standard electronic transactions available for all billing transactions. These new provisions are currently scheduled to take effect no later than October 16, 2003. These changes are having a critical impact on the company and its market segment because no standard billing mechanisms were available to the home infusion industry until January 2002. In order to comply with these new provisions, it will be necessary for the company to renegotiate or amend a significant number of its commercial payer contracts by October 16, 2003. The standard billing code sets available under the HIPAA provisions may require that the company separate certain elements of its services, thereby resulting in possible reductions of the overall revenue that the company may earn under its payer contracts. Additionally, several large commercial payers are seeking to attain HIPAA compliance by renewing their contracts with their providers on terms and conditions that may not be favorable to the provider, bidding out their provider services through an open proposal process, terminating existing provider contracts, requiring providers to contract with a third party administrator at less favorable rates and unilaterally imposing new billing codes and fee structures on existing providers. Moreover, the company's payers may experience difficulties and/or distractions as they strive to become HIPAA compliant, thereby disrupting the company's cash collections and reimbursement activities. As a result of the aforementioned HIPAA compliance activities and payer contracting initiatives, the company may not be successful in negotiating new contracts and/or renewing existing contracts in order to provide timely and adequate levels of reimbursement and profitability.

    The company recently executed a settlement agreement with one of its national managed care payers whereby the company will receive settlement proceeds of approximately $0.6 million. Management expects to receive the proceeds of such settlement agreement during the three months ending June 30, 2003. Additionally, management is currently negotiating other agreements related to aged accounts receivable with certain regional plans affiliated with the aforementioned national payer. However, no assurances can be given that additional agreements will be reached or that future financial resolutions with this payer, if any, will be on terms that are favorable to the company.

    Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lag between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core and non-core therapies, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from the company's accounts receivable may not be sufficient to cover the expenses associated with its business growth.

    Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In December 2000, Coram announced that as part of its continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) were being consolidated and the related reimbursement positions were being eliminated. Additionally, in May 2003 the company announced the transition of all active patient accounts currently serviced by the Dallas, Texas reimbursement site to other reimbursement sites during May and June 2003. The Dallas Patient Financial Service Center will maintain a small workforce to support the resolution of certain inactive accounts from the company's other reimbursement centers. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Service Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable.

RELATED PARTY TRANSACTIONS

    Refer to Note 4 of the company's condensed consolidated financial statements, incorporated herein by reference, as well as, Part III and Note 11 to the audited consolidated financial statements included in Coram's Annual Report on Form 10-K/A for the year ended December 31, 2002, incorporated herein by reference, for further discussion of related party transactions.

RISK FACTORS

    Refer to the caption "Risk Factors" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Coram's Annual Report on Form 10-K/A for the year ended December 31, 2002, incorporated herein by reference, for further discussion of certain risk factors.

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

    As of March 31, 2003, the company had outstanding long-term debt of approximately $9.3 million of which $9.0 million matures on June 30, 2003 and bears interest at 9.0% per annum. Additionally, on May 12, 2003 the company executed a capital lease agreement with aggregate payments of approximately $1.5 million, including related interest, through May 2006. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Notes 7 and 10 to the company's condensed consolidated financial statements for further details regarding its debt obligations.

    The debt to equity exchange transactions described in Note 7 to the company's condensed consolidated financial statements qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the company will not recognize any interest expense on the remaining Series B Notes until after confirmation of a plan or plans of reorganization by the Bankruptcy Court.

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

(b) Changes in Internal Controls.

    There were no significant changes in the company's internal controls or in other factors that could significantly affect the company's internal controls subsequent to the date of their most recent evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Descriptions of the material legal proceedings to which the company is a party are set forth in Note 10 to the company's condensed consolidated financial statements contained in this report and are incorporated herein by reference.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

         10.1      ---   2003 Coram Key Employee Retention Incentive Agreement
                         and Rider to 2003 Coram Key Employee Retention
                         Incentive Program Agreement by and between Coram, Inc.
                         and Allen Marabito.

         10.2      ---   2003 Coram Key Employee Retention Incentive Agreement
                         by and between Coram, Inc. and Scott Danitz.

         10.3      ---   2003 Coram Key Employee Retention Incentive Agreement
                         by and between Coram, Inc. and Deborah Meyer.

         10.4      ---   2003 Coram Key Employee Retention Incentive Agreement
                         by and between Coram, Inc. and Michael Saracco.

         10.5      ---   Agreement dated May 12, 2003 between Curaflex Health
                         Services, Inc. and B. Braun Medical, Inc. for the lease of 1,000 Vista Basic pumps.

         10.6      ---   Agreement dated November 17, 1995 by and between McGaw,
                         Inc. and Coram Healthcare Corporation for the purchase and sale of products, including various amendments thereto. Certain portions of the agreement and related amendments have been omitted pursuant to a request for confidential treatment. The entire agreement and related amendments have been filed confidentially with the Securities and Exchange Commission.

         10.7      ---   Amendment to agreement for purchase and sale of certain
                         disposables and IV products, dated May 12, 2003, by and between B. Braun Medical, Inc. and Coram Healthcare
                         Corporation. Certain portions of the amendment have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed confidentially with the Securities and Exchange
                         Commission.

         99.1      ---   Chief Executive Officer Certification pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         99.2      ---   Chief Financial Officer Certification pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

        On May 9, 2003, Coram Healthcare Corporation filed a report on Form 8-K regarding a proposed disclosure statement and a proposed plan of reorganization filed by Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. (collectively the "Debtors"), in respect of the Debtors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CORAM HEALTHCARE CORPORATION

                                     By:       /s/ SCOTT R. DANITZ
                                         --------------------------------------
                                                   Scott R. Danitz
                                                  Senior Vice President,
May 20, 2003                              Chief Financial Officer and Treasurer

                                  CERTIFICATION

I, Allen J. Marabito, certify that:

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003


                                /s/ ALLEN J. MARABITO
            --------------------------------------------------------------------
                                    Allen J. Marabito
            Executive Vice President and principal executive officer fulfilling the duties and responsibilities of president and
                         chief executive officer of the company

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003


                                               /s/ SCOTT R. DANITZ
                                    --------------------------------------------
                                                   Scott R. Danitz
                                                Senior Vice President,
                                        Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER           DESCRIPTION
    -------          -----------
     10.1      ---   2003 Coram Key Employee Retention Incentive Agreement
                     and Rider to 2003 Coram Key Employee Retention
                     Incentive Program Agreement by and between Coram, Inc.
                     and Allen Marabito.

     10.2      ---   2003 Coram Key Employee Retention Incentive Agreement
                     by and between Coram, Inc. and Scott Danitz.

     10.3      ---   2003 Coram Key Employee Retention Incentive Agreement
                     by and between Coram, Inc. and Deborah Meyer.

     10.4      ---   2003 Coram Key Employee Retention Incentive Agreement
                     by and between Coram, Inc. and Michael Saracco.

     10.5      ---   Agreement dated May 12, 2003 between Curaflex Health
                     Services, Inc. and B. Braun Medical, Inc. for the lease
                     of 1,000 Vista Basic pumps.

     10.6      ---   Agreement dated November 17, 1995 by and between McGaw,
                     Inc. and Coram Healthcare Corporation for the purchase
                     and sale of products, including various amendments
                     thereto. Certain portions of the agreement and related
                     amendments have been omitted pursuant to a request for
                     confidential treatment. The entire agreement and
                     related amendments have been filed confidentially with
                     the Securities and Exchange Commission.

     10.7      ---   Amendment to agreement for purchase and sale of certain
                     disposables and IV products, dated May 12, 2003, by and
                     between B. Braun Medical, Inc. and Coram Healthcare
                     Corporation. Certain portions of the amendment have
                     been omitted pursuant to a request for confidential
                     treatment. The entire amendment has been filed
                     confidentially with the Securities and Exchange
                     Commission.

     99.1      ---   Chief Executive Officer Certification pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to section 906
                     of the Sarbanes-Oxley Act of 2002.

     99.2      ---   Chief Financial Officer Certification pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to section 906
                     of the Sarbanes-Oxley Act of 2002.