Form 10-K/A
period 2002-12-31
CORAM HEALTHCARE CORP
filed 2003-06-17
CIK 924174

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT No.2


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





                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

STATEMENT OF FORWARD LOOKING STATEMENTS


     This Annual Report on Form 10-K/A Amendment NO. 2 contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that are based on the beliefs of Coram's management, as well as, assumptions made by and information currently available to management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Coram's actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the uncertainties related to the ongoing bankruptcy proceedings of CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI"), including actions taken by the appointed Chapter 11 trustee (Arlin M. Adams, Esquire) and parties who may be adverse to the bankruptcy estates; Coram's ability to maintain continued compliance with the provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"); Coram's absence of sustained profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company's leveraged financial structure, including significant liquidation preferences relating to certain CI preferred stock securities; the company's need to obtain additional financing or equity; the company's ability to obtain necessary financing to fund a pending settlement with the Internal Revenue Service; uncertainties associated with the dilution that would occur if the company's existing debt holders exercise their equity conversion rights; the company's limited liquidity; the company's ability to successfully implement significant additions to or modifications of its company-wide information systems; the company's need for financing related to additions to, and upgrades of, current information technology systems; the company's ability to obtain adequate funding for and successfully deploy certain critical replacement infusion pumps and related tubing sets for certain products that have been discontinued by a vendor; the company's dependence upon the prices paid by third-party payers for the company's services; adverse changes in the average wholesale prices paid for drugs that Coram provides to its patients; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and the impact on healthcare service businesses, as well as, enhanced regulatory oversight of the healthcare industry; and certain other factors, all of which are described in greater detail in this report in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


                                                                                     YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                    2002
                                                                 (RESTATED)
                                                                    (1)          2001         2000         1999         1998
                                                                 ----------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA
Net revenue ..................................................   $ 433,470    $ 393,629    $ 464,820    $ 521,196    $ 445,112
Cost of service ..............................................     309,338      279,275      341,656      408,878      326,736
                                                                 ---------    ---------    ---------    ---------    ---------
   Gross profit ..............................................     124,132      114,354      123,164      112,318      118,376
Operating expenses:
   Selling, general and administrative expenses ..............      91,304       83,836       90,329       96,809       83,337
   Provision for estimated uncollectible accounts ............      15,887       17,533        9,773       28,310       14,845
   Amortization of goodwill (2) ..............................          --        9,822       10,227       10,784       11,139
   Restructuring cost (recoveries) expense (3) ...............        (113)        (679)        (322)       5,831       (3,900)
   Charges for impairments of goodwill and other
        long-lived assets (4) ................................      51,783        3,255        8,323        9,100           --
                                                                 ---------    ---------    ---------    ---------    ---------
     Total operating expenses ................................     158,861      113,767      118,330      150,834      105,421
                                                                 ---------    ---------    ---------    ---------    ---------
Operating income (loss) from continuing operations ...........     (34,729)         587        4,834      (38,516)      12,955
Other income (expenses):
   Interest income ...........................................         436        1,216          991          655        1,086
   Interest expense (5) ......................................      (1,566)      (6,652)     (26,788)     (29,763)     (32,734)
   Gains on sales of businesses (6) ..........................          46           --       18,649           --        1,071
   Other income (expense), net ...............................       2,510          786        3,008          740         (266)
                                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   reorganization expenses, income taxes, minority
   interests, extraordinary gains on troubled debt
   restructurings and the cumulative effect of a
    change in accounting principle ...........................     (33,303)      (4,063)         694      (66,884)     (17,888)
Reorganization expenses, net (7) .............................       4,275       14,397        8,264           --           --
                                                                 ---------    ---------    ---------    ---------    ---------
Loss from continuing operations before
   income taxes, minority interests, extraordinary
   gains on troubled debt restructurings and the cumulative
   effect of a change in accounting principle ................     (37,578)     (18,460)      (7,570)     (66,884)     (17,888)
Income tax expense ...........................................          71          150          250          440        2,300
Minority interests in net income of consolidated
   joint ventures ............................................         764          631          571        1,470        1,399
                                                                 ---------    ---------    ---------    ---------    ---------
Loss from continuing operations before extraordinary
   gains on troubled debt restructurings and the cumulative
   effect of a change in accounting principle ................     (38,413)     (19,241)      (8,391)     (68,794)     (21,587)
                                                                 ---------    ---------    ---------    ---------    ---------
Discontinued operations:
   Loss from operations ......................................          --           --           --      (28,411)        (108)
   Loss from disposal ........................................        (685)        (250)        (662)     (17,618)          --
                                                                 ---------    ---------    ---------    ---------    ---------
Total discontinued operations ................................        (685)        (250)        (662)     (46,029)        (108)
                                                                 ---------    ---------    ---------    ---------    ---------
Loss before extraordinary gains on troubled debt
   restructurings and the cumulative effect of a change
   in accounting principle ...................................     (39,098)     (19,491)      (9,053)    (114,823)     (21,695)
Extraordinary gains on troubled debt restructurings,
   net of income tax expense of $400 for the year ended
   December 31, 2000 (8) .....................................     123,517       20,706      107,772           --           --
Cumulative effect of a change in accounting principle (2) ....     (71,902)          --           --           --           --
                                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) ............................................   $  12,517    $   1,215    $  98,719    $(114,823)   $ (21,695)
                                                                 =========    =========    =========    =========    =========
Income (Loss) Per Share
   Basic and Diluted (9):
     Loss from continuing operations .........................   $   (0.78)   $   (0.39)   $   (0.17)   $   (1.39)   $   (0.44)
     Loss from discontinued operations .......................       (0.01)       (0.01)       (0.01)       (0.93)          --
     Extraordinary gains on troubled debt restructurings .....        2.49         0.42         2.17           --           --
     Cumulative effect of a change in accounting principle ...       (1.45)          --           --           --           --
                                                                 ---------    ---------    ---------    ---------    ---------
       Net income (loss) per common share ....................   $    0.25    $    0.02    $    1.99    $   (2.32)   $   (0.44)
                                                                 =========    =========    =========    =========    =========
BALANCE SHEET DATA
Cash and cash equivalents ....................................   $  30,591    $  21,339    $  27,259    $   6,633    $     203
Working capital (deficit) (10) ...............................      65,557      (76,201)     (97,144)      71,045       66,261
Total assets .................................................     231,639      336,466      345,376      402,751      421,029
Long-term debt, net of current maturities (11) ...............          73          150           24      302,662      242,162
Stockholders' equity (deficit) ...............................      90,707       78,189       76,978      (21,699)      92,857


----------


(1) Certain financial advisors to the Chapter 11 trustee previously furnished to the company an enterprise valuation analysis, dated December 11, 2002, which was utilized in the determination of the company's goodwill impairment charge pursuant to the annual impairment test required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). In certain ongoing bankruptcy-related proceedings, the company's management, the Chapter 11 trustee and his financial advisors were made aware of errors in the aforementioned enterprise valuation analysis. As a result thereof, the company's non-cash charge for the impairment of goodwill and other long-lived assets during the year ended December 31, 2002 was previously overstated by approximately $10.7 million. Accordingly, management restated the company's consolidated financial statements in this Form 10-K/A Amendment No. 2 and the above table reflects such restated amounts. See Note 19 to the company's Consolidated Financial Statements for further details.




(2) The company recognized a transitional impairment charge of $71.9 million in accordance with the adoption of Statement 142 on January 1, 2002. In accordance with the provisions of Statement 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle. Additionally, effective January 1, 2002 the company ceased amortizing goodwill in accordance with Statement 142. See Note 8 to the company's Consolidated Financial Statements for further details.

(3) During 2002, the company recognized restructuring cost recoveries of approximately $0.1 million related to certain new functionality of space that was previously deemed to be idle and/or excess and the early termination of a lease. During 2001, the company recognized approximately $0.7 million of restructuring cost recoveries resulting from the assumption of one of the company's real estate property leases by a third party and certain changes in estimates attributable to severance liabilities. During 2000, management reevaluated the reserves necessary to complete its restructuring initiatives and, as a result, the company recognized a net restructuring reserve reversal of approximately $0.3 million. During 1999, Coram initiated two company-wide restructuring plans (i.e., the Coram Restructure Plan and the Field Reorganization
       Plan) and charged approximately $5.8 million to operations as restructuring charges. These plans resulted in the closure of certain facilities and a reduction of personnel. During 1998, it was determined that the original reserve established in 1994 as a result of formation of the company (i.e., the Coram Consolidation Plan), was substantially complete and the reserve was reversed. See Note 6 to the company's Consolidated Financial Statements for further details.



(4) During 2002, the company recognized an impairment of goodwill and other long-lived assets (exclusively goodwill) in accordance with the provisions of Statement 142 of approximately $51.8 million. Such impairment was principally due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002 and the corresponding adverse impact on the company's underlying enterprise fair value. During 2001, 2000 and 1999, the company recognized impairment charges related to goodwill and other long-lived assets of approximately $3.3 million, $8.3 million and $9.1 million, respectively, which principally reflected recurring operating losses or substandard financial performance at the infusion branches to which the associated goodwill and other long-lived assets related. See Notes 8 and 19 to the company's Consolidated Financial Statements for further details.



(5) Interest expense for the years ended December 31, 2002 and 2001 primarily reflects the recognition of interest expense on the proposed settlement of a dispute with the Internal Revenue Service (the "IRS"). Moreover, during 2001 the company recognized changes in estimates related to the aggregate cumulative interest on the proposed settlement with the IRS, resulting in $4.5 million of incremental interest expense. On December 31, 2001, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the "Exchange Parties") agreed to exchange $21.0 million aggregate principal amount of the Series A Senior Subordinated Unsecured Notes (the "Series A Notes") and approximately $1.9 million of aggregate contractual unpaid interest thereon for approximately 189.6 shares of Coram, Inc. Series A Cumulative Preferred Stock. On December 29, 2000, the Exchange Parties agreed to exchange $97.7 million aggregate principal amount of the Series A Notes and $11.6 million aggregate contractual unpaid interest on the Series A Notes and the Series B Senior Subordinated Unsecured Convertible Notes (the "Series B Notes") for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock. No interest expense related to the Series A Notes and the Series B Notes was recognized in 2002 and 2001 in connection with the execution of the Exchange Agreements, which qualified as troubled debt restructurings, and the non-recognition criteria for interest expense established pursuant to SOP 90-7. See Notes 9 and 12 to the company's Consolidated Financial Statements for further details.


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


(6) During January 2002, the company finalized the sale of its respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. Effective July 31, 2000, the company completed the sale of its CPS business and recorded a gain on sale of approximately $18.3 million. In addition, pursuant to a contingent consideration arrangement related to one of the company's operating subsidiaries, approximately $0.4 million was recognized as incremental proceeds during the year ended December 31, 2000. See Note 5 to the company's Consolidated Financial Statements for further details. In 1998 Coram sold its remaining lithotripsy business to Integrated Health Services, Inc. and recorded a gain on sale of approximately $0.7 million.



(7) During the years ended December 31, 2002, 2001 and 2000, the company incurred approximately $4.3 million, $14.4 million and $8.3 million, respectively, in net reorganization expenses related to the Bankruptcy Cases, which commenced in August 2000. These expenses include, but are not limited to, professional fees, expenses related to success and retention plans, Office of the United States Trustee fees and other expenditures during the Chapter 11 proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their pre-petition liabilities. See Note 3 to the company's Consolidated Financial Statements for further details.


 (8) During the year ended December 31, 2002, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series B Cumulative Preferred Stock and, as a result, recognized an extraordinary gain of approximately $123.5 million. Furthermore, in connection with the December 31, 2001 and December 29, 2000 Exchange Agreements described in footnote (4) above, the company recognized extraordinary gains on troubled debt restructurings of approximately $20.7 million in 2001 and $107.8 million, net of tax of $0.4 million, in 2000. See Notes 9 and 12 to the company's Consolidated Financial Statements for further details.



(9) Basic and diluted income (loss) per share were identical for each year in the five year period ended December 31, 2002. In each such year, the company experienced losses from continuing operations and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income
       (loss) per share does not increase when losses from continuing operations are in evidence because to do so would be anti-dilutive.



(10) Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations during their bankruptcy proceedings. These claims, which total approximately $15.6 million, $139.3 million and $159.4 million at December 31, 2002, 2001 and 2000, respectively, are reflected in the company's Consolidated Balance Sheets as liabilities subject to compromise and are deemed to be current liabilities. See Note 3 to the company's Consolidated Financial Statements for further details.



(11) The Series A Notes (until their liquidation) and the Series B Notes aggregating approximately $9.0 million, $132.3 million and $153.3 million at December 31, 2002, 2001 and 2000, respectively, were classified as current liabilities subject to compromise. See Notes 3 and 9 to the company's Consolidated Financial Statements for further details. The current maturities of long-term debt, which give effect to certain previous debt restructuring transactions, were $0.1 million, $0.1 million, $0.2 million, $0.4 million and $0.3 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Annual Report on Form 10-K/A Amendment No. 2 contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of Coram's management, as well as, assumptions made by, and information currently available to, management. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the Bankruptcy Cases and certain other factors, which are described in greater detail later in this Item 7. under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


     Certain financial advisors to the Chapter 11 trustee previously furnished to the company an enterprise valuation analysis, dated December 11, 2002, which was utilized in the determination of the company's goodwill impairment charge pursuant to the annual impairment test required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). In certain ongoing bankruptcy-related proceedings, the company's management, the Chapter 11 trustee and his financial advisors were made aware of errors in the aforementioned enterprise valuation analysis. As a result thereof, the company's non-cash charge for the impairment of goodwill and other long-lived assets during the year ended December 31, 2002 was previously overstated by approximately $10.7 million. Accordingly, management restated the company's consolidated financial statements in this Form 10-K/A Amendment No. 2. See Note 19 to the company's Consolidated Financial Statements for further details. Management's Discussion and Analysis of Financial Condition and Results of Operations reflects this restatement.


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


     The holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the "CI Preferred Stock Holders") continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting the exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 of the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI's common stock and all claims against and equity interests in CHC.


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



     Furthermore, due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002, the company's enterprise value was adversely impacted during the year. As a result, management concluded that an additional goodwill impairment existed at December 1, 2002 (i.e., the date selected to conduct the annual goodwill impairment test prescribed by Statement
142). To determine the company's enterprise value at such date, management utilized a valuation report prepared by certain independent financial advisors (i.e. investment bankers) engaged by the Chapter 11 trustee. The valuation report prepared by the investment bankers, consistent with the January 1, 2002 report, considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. As a result of the annual goodwill impairment analysis, which was completed on a basis consistent with the transitional impairment analysis, the company recognized an additional charge of approximately $51.8 million that is reflected in the consolidated financial statements in the fourth quarter of 2002. See Notes 8 and 19 to the company's Consolidated Financial Statements for further details.


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


     Charges for Impairments of Goodwill and Other Long-Lived Assets. During the year ended December 31, 2002, the company recognized an impairment of goodwill and other long-lived assets (exclusively goodwill) of approximately $51.8 million in accordance with the provisions of Statement 142. Such impairment charge was principally due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002 and the corresponding adverse impact on the company's underlying enterprise fair value. During the year ended December 31, 2001, the company recognized an impairment of goodwill and other long-lived assets (primarily goodwill) of $3.3 million. The 2001 impairment charges resulted primarily from recurring operating losses or substandard performance at the infusion branches to which the associated goodwill and other long-lived assets related. See Notes 8 and 19 to the company's Consolidated Financial Statements for further details.


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


                                                                                    2002 QUARTER ENDED
                                                                    --------------------------------------------------
                                                                     DEC. 31                               MARCH 31
                                                                  (RESTATED)(1)  SEPT. 30      JUNE 30   (RESTATED)(2)
                                                                  -------------  ---------    ---------  -------------
Net revenue .....................................................   $ 115,135    $ 107,922    $ 108,431    $ 101,982
Cost of service .................................................      80,160       77,749       77,128       74,301
                                                                    ---------    ---------    ---------    ---------
Gross profit ....................................................      34,975       30,173       31,303       27,681
Operating expenses:
   Selling, general and administrative expenses .................      27,292       21,689       21,303       21,020
   Provision for estimated uncollectible accounts ...............       2,536        5,131        5,102        3,118
   Amortization of goodwill .....................................          --           --           --           --
   Restructuring cost recoveries ................................          --         (100)          --          (13)
   Charges for impairments of goodwill and other
         long-lived assets ......................................      51,783           --           --           --
                                                                    ---------    ---------    ---------    ---------
     Total operating expenses ...................................      81,611       26,720       26,405       24,125
                                                                    ---------    ---------    ---------    ---------
Operating income (loss) from continuing operations ..............     (46,636)       3,453        4,898        3,556
Other income (expenses):
   Interest income ..............................................         130           97          124           85
   Interest expense .............................................        (401)        (404)        (396)        (365)
   Equity in net income of unconsolidated joint ventures ........         472          394          251          387
   Gain on sale of business .....................................          --           --           --           46
   Gains (losses) on dispositions of property and
     equipment, net .............................................          (1)           1            3           --
   Other income, net ............................................           1            6          984           12
                                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   reorganization expenses, income taxes, minority
   interests, extraordinary gains on troubled debt
   restructurings and the cumulative effect of a
   change in accounting principle ...............................     (46,435)       3,547        5,864        3,721
Reorganization expenses, net ....................................         895          847          523        2,010
                                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   income taxes, minority interests, extraordinary
   gains on troubled debt restructurings and the cumulative
     effect of a change in accounting principle .................     (47,330)       2,700        5,341        1,711
Income tax expense ..............................................          --           33           --           38
Minority interests in net income of consolidated
   joint ventures ...............................................         212          177          152          223
                                                                    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
   extraordinary gains on troubled debt restructurings and
     the cumulative effect of a change in accounting principle ..     (47,542)       2,490        5,189        1,450
Loss from disposal of discontinued operations ...................        (155)        (530)          --           --
                                                                    ---------    ---------    ---------    ---------
Income (loss) before extraordinary gains on troubled debt
   restructurings and the cumulative effect of a change in
   accounting principle .........................................     (47,697)       1,960        5,189        1,450
Extraordinary gains on troubled debt restructurings .............     123,517           --           --           --
Cumulative effect of a change in accounting principle ...........          --           --           --      (71,902)
                                                                    ---------    ---------    ---------    ---------
Net income (loss) ...............................................   $  75,820    $   1,960    $   5,189    $ (70,452)
                                                                    =========    =========    =========    =========



Income (Loss) Per Share (3)
   Basic and diluted:
     Income (loss) from continuing operations ...................   $   (0.96)   $    0.05    $    0.10    $    0.03
     Loss from disposal of discontinued operations ..............          --        (0.01)          --           --
     Extraordinary gains on troubled debt restructurings ........        2.49           --           --           --
     Cumulative effect of a change in accounting principle ......          --           --           --        (1.45)
                                                                    ---------    ---------    ---------    ---------
       Net income (loss) per common share .......................   $    1.53    $    0.04    $    0.10    $   (1.42)
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
                                                                     =========    ========    ========    ========



     (1) Certain financial advisors to the Chapter 11 trustee previously furnished to the company an enterprise valuation analysis, dated December 11, 2002, which was utilized in the determination of the company's goodwill impairment charge pursuant to the annual impairment test required by Statement
142. In certain ongoing bankruptcy-related proceedings, the company's management, the Chapter 11 trustee and his financial advisors were made aware of errors in the aforementioned enterprise valuation analysis. As a result thereof, the company's non-cash charge for the impairment of goodwill and other long-lived assets during the quarter and year ended December 31, 2002 was previously overstated by approximately $10.7 million. Accordingly, management restated the company's consolidated financial statements in this Form 10-K/A Amendment No. 2 and the above table reflects such restated amounts. See Note 19 to the company's Consolidated Financial Statements for further details.




     (2) In accordance with Statement 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle, which resulted in the restatement of the period ended March 31, 2002. See Note 8 to the company's Consolidated Financial Statements for further details.



     (3) For each of the periods presented in the above table, the incremental common stock equivalents utilized to calculate diluted income (loss) per share were nominal or the effect of utilizing common stock equivalents was anti-dilutive. Accordingly, basic and diluted income (loss) per share were the same for each of the periods presented.


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


     Daniel D. Crowley. Effective November 30, 1999, Coram entered into an employment agreement with Mr. Crowley for a three year term commencing on such date. The agreement provided for two automatic one year renewals after the completion of the initial three year term. Mr. Crowley elected not to renew the agreement, which then expired by its own terms on November 29, 2002; however, the Chapter 11 trustee and Mr. Crowley agreed to extend his employment thereafter in order to continue their discussions and negotiations regarding what Mr. Crowley's role would be with the company. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed (i) the earlier of six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as he had previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003. During the period from November 30, 2002 through December 31, 2002, Mr. Crowley remained an at will employee and continued to function on a basis consistent with his previous role with the company. During such period, Mr. Crowley received compensation under terms and conditions identical to those of his expired employment agreement, which is summarized below with the exception that there were no arrangements for a bonus or other form of incentive compensation. During the period January 1, 2003 through March 31, 2003 the company paid Mr. Crowley based on the executed Transition Agreement. The Chapter 11 trustee has requested repayment from Mr. Crowley of all amounts paid in the 2003 period for the bi-weekly salary difference between the expired employment agreement and at will employment through December 31, 2002 and the Transition Agreement.


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
                 Product Volume Commitment Agreement by and among Baxter Healthcare Corporation and Coram, Inc., Through Its Therapeutic Services Division Under Date of December 19, 2001. Certain portions of the First Amendment to the Hemophilia Product Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire First Amendment to the Hemophilia Product Volume Commitment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.80 of the registrant's Annual Report on Form 10-K for the year ended December 31,
                 2002).




     10.81   --  Pricing Changes Letter, dated February 20, 2003, by and among
                 Baxter Healthcare Corporation and FFF Enterprises, Inc., related to pricing changes for Coram Healthcare Corporation and Coram, Inc. Certain portions of the Pricing Changes Letter have been omitted pursuant to a request for confidential treatment. The entire Pricing Changes Letter has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.81 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.82   --  Collateralization Agreement, dated January 30, 2003, by and among Harris Trust and Savings Bank and Arlin M. Adams, Esquire, Trustee for the bankruptcy cases of Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.82 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.83   --  Agreement, dated March 28, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit
                 10.83 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.84   --  Settlement Agreement, dated as of October 17, 2002, by and among Coram Healthcare Corporation, Curaflex Health Services, Inc., and Curascript Pharmacy, Inc., and Curascript PBM Services Inc. Certain portions of the Settlement Agreement have been omitted pursuant to a request for confidential treatment. The entire Settlement Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.84 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.85   --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Deborah Meyer. (Incorporated by reference to
                 Exhibit 10.85 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.86   --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Michael Saracco. (Incorporated by reference to
                 Exhibit 10.86 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.87   --  Agreement, dated April 11, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit
                 10.87 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.88   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Scott Danitz. (Incorporated by reference to
                 Exhibit 10.88 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.89   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Debbie Meyer. (Incorporated by reference to
                 Exhibit 10.89 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.90   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Michael Saracco. (Incorporated by reference to
                 Exhibit 10.90 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.91   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Allen J. Marabito. (Incorporated by reference to Exhibit 10.91 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).




     10.92   --  Master Agreement, dated December 3, 2002, by and between AT&T
                 Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.92 of the registrant's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).




     10.93   --  United States Bankruptcy Court For The District Of Delaware
                 Order Dated, December 27, 2002, Granting Motion Of The Chapter 11 Trustee For Authorization To Issue Preferred Stock In Exchange For Debt. (Incorporated by reference to Exhibit 10.93 of the registrant's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).




     10.94   --  Abstract From The United Stated Bankruptcy Court For The
                 District Of Delaware Hearing Held On December 27, 2002. (Incorporated by reference to Exhibit 10.94 of the registrant's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).




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


     21.1    --  Subsidiaries of the registrant. (Incorporated by reference to
                 Exhibit 21.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).



    23.1     --  Consent of Ernst & Young LLP.*

    99.1     --  Chief Executive Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

    99.2     --  Chief Financial Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *


(a) Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

*    Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2003.


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



              /s/ ALLEN J. MARABITO                   Executive Vice President                        June 17, 2003
          ------------------------------                (Principal Executive Officer)
                Allen J. Marabito

               /s/ SCOTT R. DANITZ                    Senior Vice President, Chief                    June 17 , 2003
          ------------------------------                Financial Officer and Treasurer
                Scott R. Danitz                         (Principal Financial Officer)

            /s/ ARLIN M. ADAMS, ESQUIRE               Chapter 11 Trustee for the                      June 17 , 2003
          ------------------------------                Bankruptcy Estates of
              Arlin M. Adams, Esquire                   Coram Healthcare Corporation and
                                                        Coram, Inc., effective March 7, 2002(1)





(1) Upon the Bankruptcy Court's approval of the Chapter 11 trustee's appointment on March 7, 2002, the Chapter 11 trustee assumed the duties and powers of the company's Board of Directors.

CERTIFICATION

I, Allen J. Marabito, certify that:


1. I have reviewed this annual report on Form l0-K/A Amendment No. 2 of Coram Healthcare Corporation;


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


Date: June 17 , 2003


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

                                  CERTIFICATION

I, Scott R Danitz, certify that:


1. I have reviewed this annual report on Form l0-K/A Amendment No. 2 of Coram Healthcare Corporation;


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


Date: June 17 , 2003



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


    As discussed in Note 19 to the consolidated financial statements, the Company restated its consolidated balance sheet as of December 31, 2002 and its consolidated statements of income, stockholders' equity and cash flows for the year then ended.


                                              /s/ ERNST & YOUNG LLP


Denver, Colorado
March 3, 2003, except for
  Notes 3 and 19 which are
  as of April 7, 2003 and June 12, 2003, respectively

                          CORAM HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                    ASSETS

                                                                                       DECEMBER 31,
                                                                               -----------------------------
                                                                                   2002
                                                                               (RESTATED-SEE
                                                                                 NOTE 19)          2001
                                                                               -------------    ------------
Current assets:
   Cash and cash equivalents ..............................................    $     30,591     $     21,339
   Cash limited as to use .................................................             217              269
   Accounts receivable, net of allowances of $22,229 and $19,457 ..........         103,498           88,567
   Inventories ............................................................          13,160           13,557
   Deferred income taxes, net .............................................             107              178
   Other current assets ...................................................           5,658            4,823
                                                                               ------------     ------------
     Total current assets .................................................         153,231          128,733
Property and equipment, net ...............................................          10,439           15,030
Deferred income taxes, net ................................................             449              719
Other deferred costs and intangible assets, net ...........................           5,270            6,270
Goodwill, net .............................................................          57,186          180,871
Other assets ..............................................................           5,064            4,843
                                                                               ------------     ------------
     Total assets .........................................................    $    231,639     $    336,466
                                                                               ============     ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities not subject to compromise:
   Accounts payable .......................................................    $     27,986     $     23,840
   Accrued compensation and related liabilities ...........................          23,882           26,349
   Current maturities of long-term debt ...................................              61               60
   Income taxes payable ...................................................           3,280              316
   Deferred income taxes ..................................................             556              462
   Accrued merger and restructuring costs .................................             190              583
   Accrued reorganization costs ...........................................           7,610            7,615
   Other accrued liabilities ..............................................           8,479            6,363
                                                                               ------------     ------------
Total current liabilities not subject to compromise .......................          72,044           65,588
Total current liabilities subject to compromise (See Note 3) ..............          15,630          139,346
                                                                               ------------     ------------
Total current liabilities .................................................          87,674          204,934
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities ................................              73              150
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ...............................           6,215            6,290
   Income taxes payable ...................................................          16,130           17,784
   Other liabilities ......................................................           3,565            1,901
   Deferred income taxes ..................................................              --              435
   Net liabilities for liquidation of discontinued operations .............          27,275           26,783
                                                                               ------------     ------------
     Total liabilities ....................................................         140,932          258,277

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.001, authorized
     10,000 shares, none issued ...........................................              --               --
   Common stock, par value $0.001, 150,000 shares
     authorized, 49,638 shares issued and outstanding .....................              50               50
   Additional paid-in capital .............................................         427,354          427,353
   Accumulated deficit ....................................................        (336,697)        (349,214)
                                                                               ------------     ------------
     Total stockholders' equity ...........................................          90,707           78,189
                                                                               ------------     ------------
     Total liabilities and stockholders' equity ...........................    $    231,639     $    336,466
                                                                               ============     ============



          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------------------
                                                                                         2002
                                                                                    (RESTATED-SEE
                                                                                      NOTE 19)         2001            2000
                                                                                    -------------   -----------     -----------
Net revenue ....................................................................     $  433,470     $   393,629     $   464,820
Cost of service ................................................................        309,338         279,275         341,656
                                                                                    -----------     -----------     -----------
Gross profit ...................................................................        124,132         114,354         123,164
Operating expenses:
   Selling, general and administrative expenses ................................         91,304          83,836          90,329
   Provision for estimated uncollectible accounts ..............................         15,887          17,533           9,773
   Amortization of goodwill ....................................................             --           9,822          10,227
   Restructuring cost recoveries ...............................................           (113)           (679)           (322)
   Charges for impairments of goodwill and other long-lived assets .............         51,783           3,255           8,323
                                                                                    -----------     -----------     -----------
     Total operating expenses ..................................................        158,861         113,767         118,330
                                                                                    -----------     -----------     -----------
Operating income (loss) from continuing operations .............................        (34,729)            587           4,834
Other income (expenses):
   Interest income .............................................................            436           1,216             991
   Interest expense (excluding post-petition contractual interest of approximately $12,100 and $14,000 for the years ended December
     31, 2002 and 2001, respectively) ..........................................         (1,566)         (6,652)        (26,788)
   Equity in net income of unconsolidated joint ventures .......................          1,504             730             759
   Gains on sales of businesses ................................................             46              --          18,649
   Gains (losses) on dispositions of property and equipment, net ...............              3               1            (224)
   Other income, net ...........................................................          1,003              55           2,473
                                                                                    -----------     -----------     -----------
Income (loss) from continuing operations before reorganization income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting
   principle ...................................................................        (33,303)         (4,063)            694
Reorganization expenses, net ...................................................          4,275          14,397           8,264
                                                                                    -----------     -----------     -----------
Loss from continuing operations before income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative
   effect of a change in accounting principle ..................................        (37,578)        (18,460)         (7,570)
Income tax expense .............................................................             71             150             250
Minority interests in net income of consolidated joint ventures ................            764             631             571
                                                                                    -----------     -----------     -----------
Loss from continuing operations before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in
   accounting principle ........................................................        (38,413)        (19,241)         (8,391)
Loss from disposal of discontinued operations ..................................           (685)           (250)           (662)
                                                                                    -----------     -----------     -----------
Loss before extraordinary gains on troubled debt restructurings and
   the cumulative effect of a change in accounting principle ...................        (39,098)        (19,491)         (9,053)
Extraordinary gains on troubled debt restructurings, net of income tax
   expense of $400 for the year ended December 31, 2000 ........................        123,517          20,706         107,772
Cumulative effect of a change in accounting principle ..........................        (71,902)             --              --
                                                                                    -----------     -----------     -----------
Net income .....................................................................    $    12,517     $     1,215     $    98,719
                                                                                    ===========     ===========     ===========
Income (Loss) Per Share:
   Basic and Diluted:
     Loss from continuing operations ...........................................    $     (0.78)    $     (0.39)    $     (0.17)
     Loss from disposal of discontinued operations .............................          (0.01)          (0.01)          (0.01)
     Extraordinary gains on troubled debt restructurings .......................           2.49            0.42            2.17
     Cumulative effect of a change in accounting principle .....................          (1.45)             --              --
                                                                                    -----------     -----------     -----------
     Net income per common share ...............................................    $      0.25     $      0.02     $      1.99
                                                                                    ===========     ===========     ===========
Weighted average common shares used in the computation of basic and diluted
   income (loss) per share .....................................................         49,638          49,638          49,638
                                                                                    ===========     ===========     ===========




          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                               COMMON STOCK           ADDITIONAL
                                        --------------------------      PAID-IN       ACCUMULATED
                                          SHARES          AMOUNT        CAPITAL         DEFICIT         TOTALS
                                        -----------    -----------    -----------     -----------     -----------
Balances at January 1, 2000 ........         49,638    $        50    $   427,399     $  (449,148)    $   (21,699)
   Net income ......................             --             --             --          98,719          98,719
   Other ...........................             --             --            (42)             --             (42)
                                        -----------    -----------    -----------     -----------     -----------
Balances at December 31, 2000 ......         49,638             50        427,357        (350,429)         76,978
   Net income ......................             --             --             --           1,215           1,215
   Other ...........................             --             --             (4)             --              (4)
                                        -----------    -----------    -----------     -----------     -----------
Balances at December 31, 2001 ......         49,638             50        427,353        (349,214)         78,189
   Net income (Restated-See Note 19)             --             --             --          12,517          12,517
   Other ...........................             --             --              1              --               1
                                        -----------    -----------    -----------     -----------     -----------
Balances at December 31, 2002
   (Restated-See Note 19) ..........         49,638    $        50    $   427,354     $  (336,697)    $    90,707
                                        ===========    ===========    ===========     ===========     ===========



          See accompanying notes to consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                         2002
                                                                                     (RESTATED-SEE
                                                                                        NOTE 19)          2001             2000
                                                                                     -------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations .............................................    $    (38,413)    $    (19,241)    $     (8,391)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations:
     Provision for estimated uncollectible accounts .............................          15,887           17,533            9,773
     Depreciation and amortization (including accelerated write-off
       of deferred debt issuance costs in 2000) .................................           9,119           20,708           23,227
     Charges for impairments of goodwill and other long-lived assets ............          51,783            3,255            8,323
     Reorganization expenses, net ...............................................           4,275           14,397            8,264
     Minority interests in net income of consolidated joint ventures, net .......             764              631              571
     (Gains) losses on dispositions of property and equipment ...................              (3)              (1)             224
     Gains on sales of businesses ...............................................             (46)              --          (18,649)
     Cash distributions from equity investees ...................................           1,023              398              883
     Equity in net income of unconsolidated joint ventures, net .................          (1,504)            (730)            (759)
     Changes in operating assets and liabilities, net:
       Accounts receivable ......................................................         (30,818)         (28,713)           3,490
       Prepaid expenses, inventories and other assets ...........................           1,768           (1,112)           8,275
       Current and other liabilities ............................................           6,118            8,786           12,418
       Accrued merger and restructuring costs ...................................            (392)          (1,718)          (3,505)
                                                                                     ------------     ------------     ------------
Net cash provided by continuing operations before reorganization items ..........          19,561           14,193           44,144
Cash flows used by reorganization items, net ....................................          (5,195)         (10,776)          (1,581)
                                                                                     ------------     ------------     ------------
Net cash provided by continuing operations (net of reorganization items) ........          14,366            3,417           42,563
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment .............................................          (4,518)          (7,587)          (3,527)
Investment in a joint venture ...................................................              --               --             (249)
Proceeds from sales of businesses ...............................................              85               --           41,513
Proceeds from dispositions of property and equipment ............................               6               74               60
                                                                                     ------------     ------------     ------------
Net cash (used in) provided by investing activities .............................          (4,427)          (7,513)          37,797
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes and other debt obligations .......................              --               --            1,500
Principal payments of debt obligations ..........................................             (76)            (296)         (55,562)
Cash paid for debtor-in-possession financing costs ..............................              --               --             (536)
Refunds of deposits (payments to) collateralize letters of credit, net ..........             350           (1,116)              --
Cash distributions to minority interests ........................................            (768)            (412)          (1,405)
                                                                                     ------------     ------------     ------------
Net cash used in financing activities ...........................................            (494)          (1,824)         (56,003)
                                                                                     ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS ......................           9,445           (5,920)          24,357
NET CASH USED IN DISCONTINUED OPERATIONS ........................................            (193)              --           (3,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................................          21,339           27,259            6,633
                                                                                     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................    $     30,591     $     21,339     $     27,259
                                                                                     ============     ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest .....................................................................    $         66     $        226     $      9,175
   Income taxes .................................................................             331              724              513

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Extraordinary gains on troubled debt restructurings (long-term debt conversion to subsidiary preferred stock), net of income tax expense of $400 for
   the year ended December 31, 2000 .............................................    $    123,517     $     20,706     $    107,772




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


                                                                     YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2002
                                                           (RESTATED-SEE
                                                              NOTE 19)         2001              2000
                                                           -------------    ------------     ------------
Net loss from continuing operations, as reported ......    $    (38,413)    $    (19,241)    $     (8,391)
Less: Pro forma stock-based compensation expense
      (determined using the fair value method for
      all awards) .....................................            (169)            (396)            (556)
                                                           ------------     ------------     ------------
Pro forma net loss from continuing operations .........    $    (38,582)    $    (19,637)    $     (8,947)
                                                           ============     ============     ============

Net loss per share from continuing operations:
     Basic and diluted, as reported ...................    $      (0.78)    $      (0.39)    $      (0.17)
                                                           ============     ============     ============
     Basic and diluted, pro forma .....................    $      (0.78)    $      (0.40)    $      (0.18)
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
                                                                                ============    ============


     In addition to the amounts disclosed in the table above, the holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the "CI Preferred Stock Holders") continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting the exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors' assets pursuant to Chapter 11 of the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI's common stock and all claims against and equity interests in CHC.


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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. GOODWILL AND OTHER LONG-LIVED ASSETS



     In June 2001, the FASB issued Statement 142 which eliminates the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that goodwill and other intangible assets with indefinite useful lives be reviewed for impairment at least annually. The company adopted Statement 142 on January 1, 2002. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives.


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


     Furthermore, due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002, the company's enterprise value was adversely impacted during the year. As a result, management concluded that an additional goodwill impairment existed at December 1, 2002 (i.e., the date selected to conduct the annual goodwill impairment test prescribed by Statement
142). To determine the company's enterprise value at such date, management utilized a valuation report prepared by certain independent financial advisors (i.e., investment bankers) engaged by the Chapter 11 trustee. The valuation report prepared by the investment bankers, consistent with the January 1, 2002 report, considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. As a result of the annual goodwill impairment analysis, which was completed on a basis consistent with the transitional impairment analysis, the company recognized an additional charge of approximately $51.8 million, as restated (see Note 19 for further details), that is reflected in the consolidated financial statements in the fourth quarter of 2002.

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 (in thousands):


                                                                               YEARS ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                                2002
                                                                           (Restated-see
                                                                              Note 19)           2001
                                                                            ------------     ------------

Balances at the beginning of the year ..................................    $    180,871     $    193,855
Amortization expense ...................................................              --           (9,822)
Transitional impairment charge resulting from the initial implementation
  of Statement 142 .....................................................         (71,902)              --
Charges for impairments of goodwill ....................................         (51,783)          (3,162)
                                                                            ------------     ------------
Balances at the end of the year ........................................    $     57,186     $    180,871
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
                                  ============    ============    ============


     The following table reconciles the federal statutory rate to the effective income tax expense rate attributable to continuing operations:



                                                                            YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                   2002
                                                                (RESTATED-SEE
                                                                   NOTE 19)           2001              2000
                                                                -------------     ------------      ------------
Federal statutory rate .....................................           (35.0)%           (35.0)%           (35.0)%
Valuation allowances .......................................            17.2              (1.1)            (12.2)
State income taxes, net of federal income tax benefit ......             0.1               0.5               2.0
Goodwill impairment ........................................            36.8                --                --
Goodwill amortization ......................................              --              13.3              31.2
Reorganization expenses ....................................             4.1              22.3              20.2
Post-petition interest on the Series A Notes
  and the Series B Notes ...................................           (23.5)               --                --
Other ......................................................             0.5               0.8              (3.1)
                                                                ------------      ------------      ------------
Effective income tax expense rate ..........................             0.2%              0.8%              3.1%
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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The temporary differences, tax effected, which give rise to the company's net deferred tax assets (liabilities) were as follows (in thousands):


                                                              DECEMBER 31,
                                                     -----------------------------
                                                         2002
                                                     (RESTATED-SEE
                                                        NOTE 19)         2001
                                                     -------------    ------------
Deferred tax assets:
   Goodwill .....................................    $     44,457     $     40,356
   Restructuring costs ..........................           1,709            2,153
   Net operating loss carryforwards .............          76,615           69,816
   AMT credit carryforwards .....................           2,814            4,113
   Allowances for doubtful accounts .............          11,846           10,708
   Intangible assets ............................           3,448            3,812
   Resource Network Subsidiaries' reserves ......           5,698            5,227
   Accrued interest .............................           3,478            2,866
   Accrued bonuses ..............................           7,426            7,345
   Accrued vacation .............................             637              833
   Property and equipment .......................           1,102               --
   Other accruals ...............................           2,656            2,489
   Other ........................................           1,367            1,308
                                                     ------------     ------------
     Total gross deferred tax assets ............         163,253          151,026
Less valuation allowance ........................        (162,697)        (150,129)
                                                     ------------     ------------
     Total deferred tax assets ..................             556              897
                                                     ------------     ------------
Deferred tax liabilities:
   Property and equipment .......................              --             (435)
   Other ........................................            (556)            (462)
                                                     ------------     ------------
     Total deferred tax liabilities .............            (556)            (897)
                                                     ------------     ------------
     Net deferred tax asset (liability) .........    $         --     $         --
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

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


16. QUARTERLY RESULTS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)



                                                                     FOURTH
                                                                    QUARTER                                              FIRST
                                                                   (RESTATED-          THIRD            SECOND          QUARTER
                                                                  SEE NOTE 19)        QUARTER           QUARTER       (RESTATED)(1)
                                                                  ------------      ------------      ------------    -------------
Year ended December 31, 2002
   Net revenue ..............................................     $    115,135      $    107,922      $    108,431     $    101,982
                                                                  ============      ============      ============     ============
   Gross profit .............................................     $     34,975      $     30,173      $     31,303     $     27,681
                                                                  ============      ============      ============     ============
   Income (loss) from continuing operations before
     extraordinary gain on troubled debt restructuring
     and the cumulative effect of a change in accounting
     principle ..............................................     $    (47,542)     $      2,490      $      5,189     $      1,450
   Loss from disposal of discontinued operations ............             (155)             (530)               --               --
   Extraordinary gain on troubled debt restructuring ........          123,517                --                --               --
   Cumulative effect of a change in accounting principle ....               --                --                --          (71,902)
                                                                  ------------      ------------      ------------     ------------
   Net income (loss) ........................................     $     75,820      $      1,960      $      5,189     $    (70,452)
                                                                  ============      ============      ============     ============
Income (Loss) Per Share:
   Basic and Diluted (2):
     Income (loss) from continuing operations before
        extraordinary gain on troubled debt restructuring
        and the cumulative effect of a change in accounting
        principle ...........................................     $      (0.96)     $       0.05      $       0.10     $       0.03
     Loss from disposal of discontinued operations ..........               --             (0.01)               --               --
     Extraordinary gain on troubled debt restructuring ......             2.49                --                --               --
     Cumulative effect of a change in accounting principle ..               --                --                --            (1.45)
                                                                  ------------      ------------      ------------     ------------
     Net income (loss) ......................................     $       1.53      $       0.04      $       0.10     $      (1.42)
                                                                  ============      ============      ============     ============


                                                                    FOURTH            THIRD              SECOND            FIRST
                                                                    QUARTER          QUARTER            QUARTER           QUARTER
                                                                 ------------      ------------      ------------      ------------
Year ended December 31, 2001
   Net revenue .............................................     $    106,183      $     93,762      $     98,938      $     94,746
                                                                 ============      ============      ============      ============

   Gross profit ............................................     $     34,217      $     25,111      $     29,778      $     25,248
                                                                 ============      ============      ============      ============

   Loss from continuing operations before extraordinary gain
     on troubled debt restructuring ........................     $     (7,777)     $     (7,110)     $     (1,139)     $     (3,215)
   Loss from disposal of discontinued operations ...........             (250)               --                --                --
   Extraordinary gain on troubled debt restructuring .......           20,706                --                --                --
                                                                 ------------      ------------      ------------      ------------
   Net income (loss) .......................................     $     12,679      $     (7,110)     $     (1,139)     $     (3,215)
                                                                 ============      ============      ============      ============
Income (Loss) Per Share:
   Basic and Diluted (2):
     Loss from continuing operations .......................     $      (0.17)     $      (0.14)     $      (0.02)     $      (0.06)
     Loss from disposal of discontinued operations .........            (0.01)               --                --                --
     Extraordinary gain on troubled debt restructuring .....             0.42                --                --                --
                                                                 ------------      ------------      ------------      ------------
     Net income (loss) .....................................     $       0.24      $      (0.14)     $      (0.02)     $      (0.06)
                                                                 ============      ============      ============      ============

                                                                    FOURTH            THIRD           SECOND              FIRST
                                                                   QUARTER           QUARTER          QUARTER            QUARTER
                                                                 ------------      ------------     ------------      ------------
Year ended December 31, 2000
   Net revenue .............................................     $     96,934      $    102,866     $    130,224      $    134,796
                                                                 ============      ============     ============      ============

   Gross profit ............................................     $     27,669      $     27,199     $     34,155      $     34,141
                                                                 ============      ============     ============      ============

   Income (loss) from continuing operations before
     extraordinary gain on troubled debt restructuring .....     $    (12,238)     $      9,200     $     (3,864)     $     (1,489)
   Income (loss) from disposal of discontinued operations ..            2,495               324              (98)           (3,383)
   Extraordinary gain on troubled debt restructuring, net of
     tax ...................................................          107,772                --               --                --
                                                                 ------------      ------------     ------------      ------------
   Net income (loss) .......................................     $     98,029      $      9,524     $     (3,962)     $     (4,872)
                                                                 ============      ============     ============      ============
Income (Loss) Per Share:
   Basic:
     Income (loss) from continuing operations ..............     $      (0.25)     $       0.18     $      (0.08)     $      (0.03)
     Income (loss) from disposal of discontinued operations              0.05              0.01               --             (0.07)
     Extraordinary gain on troubled debt restructuring, net
       of tax ..............................................             2.17                --               --                --
                                                                 ------------      ------------     ------------      ------------
     Net income (loss) .....................................     $       1.97      $       0.19     $      (0.08)     $      (0.10)
                                                                 ============      ============     ============      ============
   Diluted:
     Income (loss) from continuing operations ..............     $      (0.25)     $       0.17     $      (0.08)     $      (0.03)
     Income (loss) from disposal of discontinued operations              0.05              0.01               --             (0.07)
     Extraordinary gain on troubled debt restructuring, net
       of tax ..............................................             2.17                --               --                --
                                                                 ------------      ------------     ------------      ------------
     Net income (loss) .....................................     $       1.97      $       0.18     $      (0.08)     $      (0.10)
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


     In the fourth quarter of 2002, Coram recognized an impairment of goodwill and other long-lived assets of approximately $51.8 million, as restated (see
Note 19 for further details), expense of $3.0 million related to management incentive compensation, approximately $0.9 million of miscellaneous and sundry net revenue adjustments with no corresponding cost of goods sold effect, expense of approximately $0.3 million related to a temporary change in the company's policy regarding earned vacation and sick time and an extraordinary gain on troubled debt restructuring of approximately $123.5 million. During the fourth quarter of 2002 management finalized (and the company recorded) the cumulative effect of a change in accounting principle of approximately $71.9 million; however, the corresponding transitional goodwill impairment charge is recognized in restated operating results for the quarter ended March 31, 2002. See Notes 8, 9 and 12 for further details.


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

     Reconciliations of the company's segment revenue, segment EBITDA profit
(loss) and segment assets to the corresponding amounts in the consolidated financial statements are as follows (in thousands):



                                                                                           AS OF AND FOR THE
                                                                                       YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                 2002
                                                                             (RESTATED-SEE
                                                                               NOTE 19)          2001             2000
                                                                             -------------    -----------      -----------
NET REVENUE
Total for reportable segments ..........................................     $   431,871      $   393,099      $   463,206
Other revenue ..........................................................           1,750              675            2,842
Elimination of intersegment revenue ....................................            (151)            (145)          (1,228)
                                                                             -----------      -----------      -----------
Total consolidated revenue .............................................     $   433,470      $   393,629      $   464,820
                                                                             ===========      ===========      ===========

LOSS FROM CONTINUING OPERATIONS BEFORE  EXTRAORDINARY GAINS
    ON TROUBLED DEBT RESTRUCTURINGS AND THE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE
Total EBITDA profit for reportable segments ............................     $    28,450      $    25,893      $    36,728
Other EBITDA profit (loss) .............................................             408             (337)             535
Goodwill amortization expense ..........................................              --           (9,822)         (10,227)
Depreciation and other amortization expense ............................          (9,119)         (10,105)         (10,032)
Charges for impairments of goodwill and other long-lived assets ........         (51,783)          (3,255)          (8,323)
Interest expense .......................................................          (1,566)          (6,652)         (26,788)
Gain on sale of CPS ....................................................              --               --           18,283
Reorganization expenses ................................................          (4,732)         (14,812)          (8,311)
Income tax expense .....................................................             (71)            (150)            (250)
All other expenses, net ................................................              --               (1)              (6)
                                                                             -----------      -----------      -----------
Loss from continuing operations before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in
    accounting principle ...............................................     $   (38,413)     $   (19,241)     $    (8,391)
                                                                             ===========      ===========      ===========
ASSETS
Total assets for reportable segments ...................................     $   125,220      $   117,793      $   108,861
Other assets ...........................................................         106,419          218,673          236,515
                                                                             -----------      -----------      -----------
   Consolidated total assets ...........................................     $   231,639      $   336,466      $   345,376
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


                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2002
                             (RESTATED-SEE NOTE 19)
                                 (IN THOUSANDS)



                                                              DEBTORS       NON-DEBTORS    ELIMINATIONS     CONSOLIDATED
                                                            -----------     -----------    ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................     $    29,675     $       916     $        --      $    30,591
   Cash limited as to use .............................             133              84              --              217
   Accounts receivable, net ...........................              --         103,498              --          103,498
   Inventories ........................................              --          13,160              --           13,160
   Deferred income taxes, net .........................              --             107              --              107
   Other current assets ...............................           5,004             654              --            5,658
                                                            -----------     -----------     -----------      -----------
     Total current assets .............................          34,812         118,419              --          153,231
Property and equipment, net ...........................           3,402           7,037              --           10,439
Deferred income taxes, net ............................              --             449              --              449
Other deferred costs and intangible assets, net .......             178           5,092              --            5,270
Goodwill, net .........................................              --          57,186              --           57,186
Investments in and advances to wholly-owned
  subsidiaries, net ...................................         118,924              --        (118,924)              --
Other assets ..........................................           3,274           1,790              --            5,064
                                                            -----------     -----------     -----------      -----------
     Total assets .....................................     $   160,590     $   189,973     $  (118,924)     $   231,639
                                                            ===========     ===========     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ...................................     $    15,031     $    12,955     $        --      $    27,986
   Accrued compensation and related liabilities .......          19,861           4,021              --           23,882
   Current maturities of long-term debt ...............              51              10              --               61
   Income taxes payable ...............................              30           3,250              --            3,280
   Deferred income taxes ..............................              --             556              --              556
   Accrued merger and restructuring costs .............             171              19              --              190
   Accrued reorganization costs .......................           7,610              --              --            7,610
   Other accrued liabilities ..........................           4,230           4,991            (742)           8,479
                                                            -----------     -----------     -----------      -----------
Total current liabilities not subject to compromise ...          46,984          25,802            (742)          72,044
Total current liabilities subject to compromise .......          15,630              --              --           15,630
                                                            -----------     -----------     -----------      -----------
Total current liabilities .............................          62,614          25,802            (742)          87,674
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities ............              67               6              --               73
   Minority interests in consolidated joint ventures
     and preferred stock issued by a subsidiary .......           5,538             677              --            6,215
   Income taxes payable ...............................              --          16,130              --           16,130
   Other liabilities ..................................           1,664           1,901              --            3,565
   Net liabilities for liquidation of discontinued
     operations .......................................              --          26,533             742           27,275
                                                            -----------     -----------     -----------      -----------
     Total liabilities ................................          69,883          71,049              --          140,932

Net assets, including amounts due to Debtors ..........              --         118,924        (118,924)              --
Total stockholders' equity ............................          90,707              --              --           90,707
                                                            -----------     -----------     -----------      -----------
   Total liabilities and stockholders' equity .........     $   160,590     $   189,973     $  (118,924)     $   231,639
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
                                                            ============     ============     ============      ============

                          CORAM HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2002
                             (RESTATED-SEE NOTE 19)
                                 (IN THOUSANDS)



                                                                          DEBTORS       NON-DEBTORS    ELIMINATIONS   CONSOLIDATED
                                                                         ----------     -----------    ------------   ------------


Net revenue ........................................................     $       --      $  433,470      $       --     $  433,470
Cost of service ....................................................             --         309,338              --        309,338
                                                                         ----------      ----------      ----------     ----------
Gross profit .......................................................             --         124,132              --        124,132
Operating expenses:
   Selling, general and administrative expenses ....................         22,352          68,952              --         91,304
   Provision for estimated uncollectible accounts ..................             --          15,887              --         15,887
   Restructuring cost recoveries ...................................             --            (113)             --           (113)
   Charge for impairment of goodwill and other
     long-lived assets .............................................             --          51,783              --         51,783
                                                                         ----------      ----------      ----------     ----------
     Total operating expenses ......................................         22,352         136,509              --        158,861
                                                                         ----------      ----------      ----------     ----------
Operating loss from continuing operations ..........................        (22,352)        (12,377)             --        (34,729)
Other income (expenses):
   Interest income .................................................            223             213              --            436
   Interest expense ................................................            (54)         (1,512)             --         (1,566)
   Equity in net income (loss) of wholly-owned subsidiaries ........        (83,903)             --          83,903             --
   Equity in net income of unconsolidated joint
     ventures ......................................................             --           1,504              --          1,504
   Gain on sale of business ........................................             --              46              --             46
   Gains on dispositions of property and equipment, net ............              1               2              --              3
   Other income, net ...............................................             --           1,003              --          1,003
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before reorganization
   expenses, income taxes, minority interests, extra
   ordinary gain on troubled debt restructuring and the
   cumulative effect of a change in accounting principle ...........       (106,085)        (11,121)         83,903        (33,303)
Reorganization expenses, net .......................................          4,275              --              --          4,275
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before income taxes, minority interests, extraordinary gain on troubled debt restructuring
   and the cumulative effect of a change in accounting principle ...       (110,360)        (11,121)         83,903        (37,578)
Income tax expense .................................................             --              71              --             71
Minority interests in net income of consolidated joint
   ventures ........................................................             --             764              --            764
                                                                         ----------      ----------      ----------     ----------
Loss from continuing operations before extraordinary
   gain on troubled debt restructuring and the
   cumulative effect of a change in accounting principle ...........       (110,360)        (11,956)         83,903        (38,413)
Loss from disposal of discontinued operations ......................           (640)            (45)             --           (685)
                                                                         ----------      ----------      ----------     ----------
Loss before extraordinary gain on troubled debt
   restructuring and the cumulative effect of a change
   in a accounting principle .......................................       (111,000)        (12,001)         83,903        (39,098)
Extraordinary gain on troubled debt restructuring ..................        123,517              --              --        123,517
Cumulative effect of a change in accounting principle ..............             --         (71,902)             --        (71,902)
                                                                         ----------      ----------      ----------     ----------
Net income (loss) ..................................................     $   12,517      $  (83,903)     $   83,903     $   12,517
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
                                                                   ============    ============    ============


19. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS



    Certain financial advisors to the Chapter 11 trustee previously furnished to the company an enterprise valuation analysis, dated December 11, 2002, which was utilized in the determination of the company's goodwill impairment charge pursuant to the annual impairment test required by Statement 142. See Note 8 for further details. In certain ongoing bankruptcy-related proceedings, the company's management, the Chapter 11 trustee and his financial advisors were made aware of errors in the aforementioned enterprise valuation analysis. As a result thereof, in June 2003 such financial advisors released an amended enterprise valuation analysis, dated as of December 11, 2002, wherein the errors were corrected.



    Upon applying the concepts promulgated by Statement 142, management determined that the company's previously reported non-cash charge for the impairment of goodwill and other long-lived assets for the quarter and year ended December 31, 2002 was overstated by approximately $10.7 million and stockholders' equity was understated by an equivalent amount. As there is no related income tax impact, the previously reported net income is increased by an equivalent amount. The company's consolidated financial statements have been modified to reflect the aforementioned restatement as follows (in thousands, except per share amounts):



                                                        BALANCES AS OF
                                                       DECEMBER 31, 2002
                                                     --------------------
                                                         AS
                                                     PREVIOUSLY     AS
                                                      REPORTED   RESTATED
                                                     ----------  --------
Consolidated Balance Sheet:
 Goodwill, net ....................................   $ 46,470   $ 57,186
                                                      ========   ========
 Total assets .....................................   $220,923   $231,639
                                                      ========   ========
 Total stockholders' equity .......................   $ 79,991   $ 90,707
                                                      ========   ========
 Total liabilities and stockholders' equity .......   $220,923   $231,639
                                                      ========   ========



                                                                  YEAR ENDED DECEMBER 31, 2002
                                                                  ----------------------------
                                                                  AS PREVIOUSLY          AS
                                                                     REPORTED         RESTATED
                                                                  --------------      --------
Consolidated Income Statement:
Charge for impairment of goodwill and other long-lived
  assets ...................................................      $       62,499      $ 51,783
                                                                  ==============      ========
(Loss) from continuing operations before extraordinary
  gain on troubled debt restructuring and the
  cumulative effect of a change in accounting principle ....      $      (49,129)     $(38,413)
                                                                  ==============      ========
Net income .................................................      $        1,801      $ 12,517
                                                                  ==============      ========
Income (Loss) Per Share:
  Basic and Diluted:
  (Loss) from continuing operations ........................      $        (0.99)     $  (0.78)
                                                                  ==============      ========
  Net income per common share ..............................      $         0.04      $   0.25
                                                                  ==============      ========




                                                             QUARTER ENDED DECEMBER 31, 2002
                                                             -------------------------------
                                                                AS PREVIOUSLY        AS
                                                                  REPORTED        RESTATED
                                                                 (UNAUDITED)     (UNAUDITED)
                                                             ----------------    -----------
Unaudited Consolidated Income Statement:
Charge for impairment of goodwill and other long-lived
  assets ................................................      $       62,499      $ 51,783
                                                               ==============      ========

(Loss) from continuing operations before extraordinary
  gain on troubled debt restructuring and the
  cumulative effect of a change in accounting principle .      $      (58,258)     $(47,542)
                                                               ==============      ========

Net income ..............................................      $       65,104      $ 75,820
                                                               ==============      ========

Income (Loss) Per Share:
  Basic and Diluted:

  (Loss) from continuing operations .....................      $        (1.17)     $  (0.96)
                                                               ==============      ========
  Net income per common share ...........................      $         1.32      $   1.53
                                                               ==============      ========



    The restatement of the company's previously reported non-cash charge for the impairment of goodwill and other long-lived assets did not have an effect on the previously reported amounts of cash flows from operating, investing or financing activities for the year ended December 31, 2002; however, certain components of the net cash provided by continuing operations (net of reorganization items) during such period have been restated.

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
                 Product Volume Commitment Agreement by and among Baxter
                 Healthcare Corporation and Coram, Inc., Through Its Therapeutic
                 Services Division Under Date of December 19, 2001. Certain portions of the First Amendment to the Hemophilia Product
                 Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire First Amendment to the Hemophilia Product Volume Commitment has been filed confidentially with the Securities and Exchange Commission.
                 (Incorporated by reference to Exhibit 10.80 of the registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 2002).

     10.81   --  Pricing Changes Letter, dated February 20, 2003, by and among
                 Baxter Healthcare Corporation and FFF Enterprises, Inc., related to pricing changes for Coram Healthcare Corporation and Coram, Inc. Certain portions of the Pricing Changes Letter have been omitted pursuant to a request for confidential treatment.
                 The entire Pricing Changes Letter has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.81 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.82   --  Collateralization Agreement, dated January 30, 2003, by and among Harris Trust and Savings Bank and Arlin M. Adams,
                 Esquire, Trustee for the bankruptcy cases of Coram Healthcare
                 Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.82 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.83   --  Agreement, dated March 28, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit
                 10.83 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.84   --  Settlement Agreement, dated as of October 17, 2002, by and among Coram Healthcare Corporation, Curaflex Health Services,
                 Inc., and Curascript Pharmacy, Inc., and Curascript PBM
                 Services Inc. Certain portions of the Settlement Agreement have been omitted pursuant to a request for confidential treatment.
                 The entire Settlement Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.84 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.85   --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Deborah Meyer. (Incorporated by reference to
                 Exhibit 10.85 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.86   --  Coram Employment Agreement, dated August 1, 2000, between
                 Coram, Inc. and Michael Saracco. (Incorporated by reference to
                 Exhibit 10.86 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).


    EXHIBIT
     NUMBER                              EXHIBIT
    -------                              -------


     10.87   --  Agreement, dated April 11, 2003, between Coram Healthcare
                 Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit
                 10.87 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.88   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Scott Danitz. (Incorporated by reference to
                 Exhibit 10.88 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.89   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Debbie Meyer. (Incorporated by reference to
                 Exhibit 10.89 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.90   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Michael Saracco. (Incorporated by reference to
                 Exhibit 10.90 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.91   --  2001 Management Incentive Program Agreement by and among
                 Coram, Inc. and Allen J. Marabito. (Incorporated by reference to Exhibit 10.91 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     10.92   --  Master Agreement, dated December 3, 2002, by and between AT&T
                 Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.92 of the registrant's Annual Report on Form 10-K/A
                 Amendment No. 1 for the year ended December 31, 2002).

     10.93   --  United States Bankruptcy Court For The District Of Delaware
                 Order Dated, December 27, 2002, Granting Motion Of The Chapter
                 11 Trustee For Authorization To Issue Preferred Stock In
                 Exchange For Debt. (Incorporated by reference to Exhibit 10.93 of the registrant's Annual Report on Form 10-K/A Amendment No.
                 1 for the year ended December 31, 2002).

     10.94   --  Abstract From The United Stated Bankruptcy Court For The
                 District Of Delaware Hearing Held On December 27, 2002.
                 (Incorporated by reference to Exhibit 10.94 of the registrant's
                 Annual Report on Form 10-K/A Amendment No. 1 for the year ended
                 December 31, 2002).

     20.1    --  Stockholder Rights Agreement (the "Stockholder Rights
                 Agreement"), dated as of June 25, 1997, between Coram
                 Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating Preferred
                 Stock, par value $0.001 per share, as Exhibit A, the Summary of Stockholder Rights Agreement as Exhibit B and the form of Rights Certificate as Exhibit C. Pursuant to the Stockholder
                 Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an Acquiring Person.
                 (Incorporated by reference to Exhibit 1 of the registrant's
                 Current Report on Form 8-K dated as of June 25, 1997).

     21.1    --  Subsidiaries of the registrant. (Incorporated by reference to
                 Exhibit 21.1 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

     23.1    --  Consent of Ernst & Young LLP.*

     99.1    --  Chief Executive Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

     99.2    --  Chief Financial Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *


(a) Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to furnish supplementally any omitted schedule or exhibit to the Securities and Exchange Commission.

*    Filed herewith.