Form 10-Q/A
period 2003-03-31
CORAM HEALTHCARE CORP
filed 2003-06-17
CIK 924174

================================================================================

                          UNITED STATES SECURITIES AND

                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            (RESTATED - SEE NOTE 1)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  MARCH 31,      DECEMBER 31,
                                                                                     2003            2002
                                                                                  ---------      ------------
                                                                                 (UNAUDITED)
        ASSETS
        Current assets:
           Cash and cash equivalents ........................................     $  33,836      $     30,591
           Cash limited as to use ...........................................           259               217
           Accounts receivable, net of allowances of $22,071 and $22,229 ....       104,291           103,498
           Inventories ......................................................        15,326            13,160
           Deferred income taxes, net .......................................           117               107
           Other current assets .............................................         5,521             5,658
                                                                                  ---------      ------------
             Total current assets ...........................................       159,350           153,231
        Property and equipment, net .........................................         9,515            10,439
        Deferred income taxes, net ..........................................           493               449
        Other deferred costs and intangible assets, net .....................         5,142             5,270
        Goodwill, net .......................................................        57,186            57,186
        Other assets ........................................................         5,246             5,064
                                                                                  ---------      ------------
             Total assets ...................................................     $ 236,932      $    231,639
                                                                                  =========      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities not subject to compromise:
           Accounts payable .................................................     $  31,029      $     27,986
           Accrued compensation and related liabilities .....................        24,611            23,882
           Current maturities of long-term debt .............................            72                61
           Income taxes payable .............................................         3,331             3,280
           Deferred income taxes ............................................           610               556
           Accrued merger and restructuring costs ...........................           155               190
           Accrued reorganization costs .....................................         7,168             7,610
           Other accrued liabilities ........................................        11,600             8,479
                                                                                  ---------      ------------
        Total current liabilities not subject to compromise .................        78,576            72,044
        Total current liabilities subject to compromise (See Note 2) ........        15,630            15,630
                                                                                  ---------      ------------
        Total current liabilities ...........................................        94,206            87,674
        Long-term liabilities not subject to compromise:
           Long-term debt, less current maturities ..........................            77                73
           Minority interests in consolidated joint ventures and
             preferred stock issued by a subsidiary .........................         6,181             6,215
           Income taxes payable .............................................        16,422            16,130
           Other liabilities ................................................         3,565             3,565
           Net liabilities for liquidation of discontinued operations .......        27,293            27,275
                                                                                  ---------      ------------
             Total liabilities ..............................................       147,744           140,932
                                                                                  ---------      ------------
        Commitments and contingencies

        Stockholders' equity:
           Preferred stock, par value $0.001, authorized
             10,000 shares, none issued .....................................            --                --
           Common stock, par value $0.001, 150,000 shares
             authorized, 49,638 shares issued and outstanding ...............            50                50
           Additional paid-in capital .......................................       427,354           427,354
           Accumulated deficit ..............................................      (338,216)         (336,697)
                                                                                  ---------      ------------
             Total stockholders' equity .....................................        89,188            90,707
                                                                                  ---------      ------------
             Total liabilities and stockholders' equity .....................     $ 236,932      $    231,639
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

                          CORAM HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             --------------------------
                                                                                               2003            2002
                                                                                             ---------      -----------
      Net revenue ......................................................................     $ 113,096      $   101,982
      Cost of service ..................................................................        86,034           74,301
                                                                                             ---------      -----------
      Gross profit .....................................................................        27,062           27,681
      Operating expenses:
         Selling, general and administrative expenses ..................................        23,007           21,020
         Provision for estimated uncollectible accounts ................................         3,517            3,118
         Restructuring cost recoveries .................................................            --              (13)
                                                                                             ---------      -----------
           Total operating expenses ....................................................        26,524           24,125
                                                                                             ---------      -----------

      Operating income from continuing operations ......................................           538            3,556
      Other income (expenses):
         Interest income ...............................................................            79               85
         Interest expense (excluding post-petition contractual interest of approximately $260 and $3,034 for the three months ended March 31,
           2003 and 2002, respectively) ................................................          (342)            (365)
         Equity in net income of unconsolidated joint ventures .........................           234              387
         Gain on sale of business ......................................................            --               46
         Other income (expense), net ...................................................            (1)              12
                                                                                             ---------      -----------
      Income from continuing operations before reorganization expenses, income taxes, minority interests and the cumulative effect of a change in
         accounting principle ..........................................................           508            3,721
      Reorganization expenses, net .....................................................         1,762            2,010
                                                                                             ---------      -----------
      Income (loss) from continuing operations before income taxes, minority
         interests and the cumulative effect of a change in accounting principle .......        (1,254)           1,711
      Income tax expense ...............................................................            35               38
      Minority interests in net income of consolidated joint ventures ..................           133              223
                                                                                             ---------      -----------
      Income (loss) from continuing operations before the cumulative effect of a
         change in accounting principle ................................................        (1,422)           1,450
      Loss from disposal of discontinued operations ....................................           (97)              --
                                                                                             ---------      -----------
      Income (loss) before the cumulative effect of a change in accounting
          principle ....................................................................        (1,519)           1,450
      Cumulative effect of a change in accounting principle ............................            --          (71,902)
                                                                                             ---------      -----------
      Net loss .........................................................................     $  (1,519)     $   (70,452)
                                                                                             =========      ===========

      Net Loss Per Common Share:
         Basic and Diluted:
           Income (loss) from continuing operations ....................................     $   (0.03)     $      0.03
           Loss from disposal of discontinued operations ...............................            --               --
           Cumulative effect of a change in accounting principle .......................            --            (1.45)
                                                                                             ---------      -----------
           Net loss per common share ...................................................     $   (0.03)     $     (1.42)
                                                                                             =========      ===========

      Weighted average common shares used in the computation of basic
         net loss per common share .....................................................        49,638           49,638
                                                                                             =========      ===========

      Weighted average common shares used in the computation of diluted
         net loss per common share .....................................................        49,638           49,674
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

BASIS OF PRESENTATION


    The unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments and disclosures pursuant to the adoption of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the company's financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the applicable Commission regulations. The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results for the full calendar year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the company's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2002.

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


RESTATEMENT



     Certain financial advisors to the Chapter 11 trustee previously furnished to the company an enterprise valuation analysis, dated December 11, 2002, which was utilized in the determination of the company's goodwill impairment charge pursuant to the annual impairment test required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), as reflected in the company's consolidated financial statements for the year ended December 31, 2002. In certain ongoing bankruptcy-related proceedings, the company's management, the Chapter 11 trustee and his financial advisors were made aware of errors in the aforementioned enterprise valuation analysis. As a result thereof, in June 2003 such advisors released an amended enterprise valuation analysis, dated as of December 11, 2002, wherein the errors were corrected.



     Upon applying the concepts promulgated by Statement 142, management determined that the company's previously reported goodwill and stockholders' equity balances at both March 31, 2003 and December 31, 2002 were understated by approximately $10.7 million. The company's condensed consolidated financial statements have been modified to reflect the aforementioned restatement as follows (in thousands):



                                                         MARCH 31, 2003                DECEMBER 31, 2002
                                                  ---------------------------     ---------------------------
                                                  AS PREVIOUSLY                   AS PREVIOUSLY
                                                    REPORTED      AS RESTATED        REPORTED     AS RESTATED
                                                  -------------   -----------     -------------   -----------
Goodwill, net .................................     $ 46,470        $ 57,186         $ 46,470       $ 57,186
                                                    ========        ========         ========       ========
Total assets ..................................     $226,216        $236,932         $220,923       $231,639
                                                    ========        ========         ========       ========
Total stockholders' equity ....................     $ 78,472        $ 89,188         $ 79,991       $ 90,707
                                                    ========        ========         ========       ========
Total liabilities and stockholders' equity ....     $226,216        $236,932         $220,923       $231,639
                                                    ========        ========         ========       ========



     The restatement had no impact on the company's condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2003.


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

8. INCOME TAXES


    During the three months ended March 31, 2003 and 2002, the company recorded income tax expense of approximately $35,000 and $38,000, respectively. The effective income tax rates for the three months ended March 31, 2003 and 2002 are lower than the statutory rate because the company is able to utilize net operating loss carryforwards ("NOLs") that are fully reserved in the valuation allowance. At March 31, 2003, deferred tax assets were net of a valuation allowance of approximately $161.2 million, as restated (see Note 1 for further details). Realization of deferred tax assets is dependent upon the company's ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both March 31, 2003 and December 31, 2002.


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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2003

                            (RESTATED - SEE NOTE 1)

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        DEBTORS      NON-DEBTORS     ELIMINATIONS      CONSOLIDATED
                                                                       ---------     -----------     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $  32,968     $       868     $         --      $     33,836
   Cash limited as to use ........................................           175              84               --               259
   Accounts receivable, net ......................................            --         104,291               --           104,291
   Inventories ...................................................            --          15,326               --            15,326
   Deferred income taxes, net ....................................            --             117               --               117
   Other current assets ..........................................         5,219             302               --             5,521
                                                                       ---------     -----------     ------------      ------------
     Total current assets ........................................        38,362         120,988               --           159,350
Property and equipment, net ......................................         2,715           6,800               --             9,515
Deferred income taxes, net .......................................            --             493               --               493
Other deferred costs and intangible assets, net ..................           155           4,987               --             5,142
Goodwill, net ....................................................            --          57,186               --            57,186
Investments in and advances to wholly-owned subsidiaries, net ....       118,461              --         (118,461)               --
Other assets .....................................................         3,451           1,795               --             5,246
                                                                       ---------     -----------     ------------      ------------
     Total assets ................................................     $ 163,144     $   192,249     $   (118,461)     $    236,932
                                                                       =========     ===========     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ..............................................     $  16,010     $    15,019     $         --      $     31,029
   Accrued compensation and related liabilities ..................        20,370           4,241               --            24,611
   Current maturities of long-term debt ..........................            51              21               --                72
   Income taxes payable ..........................................            31           3,300               --             3,331
   Deferred income taxes .........................................            --             610               --               610
   Accrued merger and restructuring costs ........................           136              19               --               155
   Accrued reorganization costs ..................................         7,168              --               --             7,168
   Other accrued liabilities .....................................         7,308           5,052             (760)           11,600
                                                                       ---------     -----------     ------------      ------------
Total current liabilities not subject to compromise ..............        51,074          28,262             (760)           78,576
Total current liabilities subject to compromise ..................        15,630              --               --            15,630
                                                                       ---------     -----------     ------------      ------------
Total current liabilities ........................................        66,704          28,262             (760)           94,206
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities .......................            50              27               --                77
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ......................         5,538             643               --             6,181
   Income taxes payable ..........................................            --          16,422               --            16,422
   Other liabilities .............................................         1,664           1,901               --             3,565
   Net liabilities for liquidation of discontinued operations ....            --          26,533              760            27,293
                                                                       ---------     -----------     ------------      ------------
     Total liabilities ...........................................        73,956          73,788               --           147,744
Net assets, including amounts due to Debtors .....................            --         118,461         (118,461)               --
Total stockholders' equity .......................................        89,188              --               --            89,188
                                                                       ---------     -----------     ------------      ------------
   Total liabilities and stockholders' equity ....................     $ 163,144     $   192,249     $   (118,461)     $    236,932
                                                                       =========     ===========     ============      ============

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                            (RESTATED - SEE NOTE 1)

                                 (IN THOUSANDS)



                                                                        DEBTORS      NON-DEBTORS     ELIMINATIONS      CONSOLIDATED
                                                                       ---------     -----------     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $  29,675     $       916     $         --      $     30,591
   Cash limited as to use ........................................           133              84               --               217
   Accounts receivable, net ......................................            --         103,498               --           103,498
   Inventories ...................................................            --          13,160               --            13,160
   Deferred income taxes, net ....................................            --             107               --               107
   Other current assets ..........................................         5,004             654               --             5,658
                                                                       ---------     -----------     ------------      ------------
     Total current assets ........................................        34,812         118,419               --           153,231
Property and equipment, net ......................................         3,402           7,037               --            10,439
Deferred income taxes, net .......................................            --             449               --               449
Other deferred costs and intangible assets, net ..................           178           5,092               --             5,270
Goodwill, net ....................................................            --          57,186               --            57,186
Investments in and advances to wholly-owned subsidiaries, net ....       118,924              --         (118,924)               --
Other assets .....................................................         3,274           1,790               --             5,064
                                                                       ---------     -----------     ------------      ------------
     Total assets ................................................     $ 160,590     $   189,973     $   (118,924)     $    231,639
                                                                       =========     ===========     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ..............................................     $  15,031     $    12,955     $         --      $     27,986
   Accrued compensation and related liabilities ..................        19,861           4,021               --            23,882
   Current maturities of long-term debt ..........................            51              10               --                61
   Income taxes payable ..........................................            30           3,250               --             3,280
   Deferred income taxes .........................................            --             556               --               556
   Accrued merger and restructuring costs ........................           171              19               --               190
   Accrued reorganization costs ..................................         7,610              --               --             7,610
   Other accrued liabilities .....................................         4,230           4,991             (742)            8,479
                                                                       ---------     -----------     ------------      ------------
Total current liabilities not subject to compromise ..............        46,984          25,802             (742)           72,044
Total current liabilities subject to compromise ..................        15,630              --               --            15,630
                                                                       ---------     -----------     ------------      ------------
Total current liabilities ........................................        62,614          25,802             (742)           87,674
Long-term liabilities not subject to compromise:
   Long-term debt, less current maturities .......................            67               6               --                73
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ......................         5,538             677               --             6,215
   Income taxes payable ..........................................            --          16,130               --            16,130
   Other liabilities .............................................         1,664           1,901               --             3,565
   Net liabilities for liquidation of discontinued operations ....            --          26,533              742            27,275
                                                                       ---------     -----------     ------------      ------------
     Total liabilities ...........................................        69,883          71,049               --           140,932
Net assets, including amounts due to Debtors .....................            --         118,924         (118,924)               --
Total stockholders' equity .......................................        90,707              --               --            90,707
                                                                       ---------     -----------     ------------      ------------
   Total liabilities and stockholders' equity ....................     $ 160,590     $   189,973     $   (118,924)     $    231,639
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
                                                                           =========      ===========      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This Quarterly Report on Form l0-Q/A Amendment No. 1 contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that is based on the beliefs of Coram management, as well as, assumptions made by, and information currently available to, management. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI") (CHC and CI are hereinafter collectively referred to as the "Debtors") and certain other factors, which are described in greater detail in Coram's Annual Report on Form 10-K/A Amendment No. 2 (the "Form 10-K/A") for the year ended December 31, 2002 under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

                                     CORAM HEALTHCARE CORPORATION

                                     By:       /s/ SCOTT R. DANITZ
                                         --------------------------------------
                                                   Scott R. Danitz
                                                  Senior Vice President,

June 17, 2003                              Chief Financial Officer and Treasurer

                                  CERTIFICATION

I, Allen J. Marabito, certify that:


1. I have reviewed this quarterly report on Form l0-Q/A Amendment No. 1 of Coram Healthcare Corporation;


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


Date:  June 17, 2003


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

                                  CERTIFICATION

I, Scott R Danitz, certify that:


1. I have reviewed this quarterly report on Form l0-Q/A Amendment No. 1 of Coram Healthcare Corporation;

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


Date:  June 17, 2003


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