Form 10-Q
period 2003-06-30
CORAM HEALTHCARE CORP
filed 2003-08-19
CIK 924174

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. Through August 15, 2003, no plan or plans of reorganization have been confirmed by such court.)

     As of August 15, 2003, there were 49,638,452 outstanding shares of the registrant's common stock, $0.001 par value, which is the only class of voting stock of the registrant outstanding.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CORAM HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,        DECEMBER 31,
                                                                             2003             2002
                                                                         -------------     ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents..........................................   $      37,910     $     30,591
   Cash limited as to use.............................................             240              217
   Accounts receivable, net of allowances of $20,321 and $22,229......         105,926          103,498
   Inventories........................................................          11,222           13,160
   Deferred income taxes, net.........................................             331              107
   Other current assets...............................................           9,095            5,658
                                                                         -------------     ------------
     Total current assets.............................................         164,724          153,231
Property and equipment, net...........................................          11,540           10,439
Deferred income taxes, net............................................           1,459              449
Other deferred costs and intangible assets, net.......................           5,015            5,270
Goodwill, net.........................................................          57,186           57,186
Other assets..........................................................           5,267            5,064
                                                                         -------------     ------------
     Total assets.....................................................   $     245,191     $    231,639
                                                                         =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable...................................................   $      28,931     $     27,986
   Accrued compensation and related liabilities.......................          27,049           23,882
   Current maturities of long-term debt and capital leases............             254               61
   Insurance note payable.............................................           1,994                -
   Income taxes payable...............................................           3,986            3,280
   Deferred income taxes..............................................           1,790              556
   Accrued merger and restructuring costs.............................             128              190
   Accrued reorganization costs.......................................           8,527            7,610
   Other current and accrued liabilities..............................           8,926            8,479
                                                                         -------------     ------------
Total current liabilities not subject to compromise...................          81,585           72,044
Total current liabilities subject to compromise (See Note 2)..........          15,630           15,630
                                                                         -------------     ------------
Total current liabilities.............................................          97,215           87,674
Long-term liabilities not subject to compromise:
   Long-term debt and capital leases, less current maturities.........           1,221               73
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary...........................           6,187            6,215
   Income taxes payable...............................................          16,102           16,130
   Other liabilities..................................................           3,599            3,565
   Net liabilities for liquidation of discontinued operations.........          27,275           27,275
                                                                         -------------     ------------
     Total liabilities................................................         151,599          140,932
                                                                         -------------     ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $0.001, authorized
     10,000 shares, none issued.......................................               -                -
   Common stock, par value $0.001, 150,000 shares
     authorized, 49,638 shares issued and outstanding.................              50               50
   Additional paid-in capital.........................................         427,354          427,354
   Accumulated deficit................................................        (333,812)        (336,697)
                                                                         -------------     ------------
     Total stockholders' equity.......................................          93,592           90,707
                                                                         -------------     ------------
     Total liabilities and stockholders' equity.......................   $     245,191     $    231,639
                                                                         =============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                JUNE 30,                         JUNE 30,
                                                                     ----------------------------      ---------------------------
                                                                         2003             2002            2003             2002
                                                                     -----------       ----------      ----------       ----------
Net revenue                                                          $   120,345       $  108,431      $  233,441       $  210,413
Cost of service..................................................         84,488           77,128         170,522          151,429
                                                                     -----------       ----------      ----------       ----------
Gross profit.....................................................         35,857           31,303          62,919           58,984
Operating expenses:
   Selling, general and administrative expenses..................         23,011           21,303          46,018           42,323
   Provision for estimated uncollectible accounts................          4,229            5,102           7,746            8,220
   Restructuring cost recoveries.................................              -                -               -              (13)
                                                                     -----------       ----------      ----------       ----------
     Total operating expenses....................................         27,240           26,405          53,764           50,530
                                                                     -----------       ----------      ----------       ----------
Operating income from continuing operations......................          8,617            4,898           9,155            8,454
Other income (expenses):
   Interest income...............................................            115              124             194              209
   Interest expense (excluding post-petition contractual interest of approximately $260 and $520 for the three and six months ended June 30, 2003, respectively, and $3,034 and $6,068 for
     the three and six months ended June 30, 2002, respectively)..          (368)            (396)           (710)            (761)
   Equity in net income of unconsolidated joint ventures..........           365              251             599              638
   Gain on sale of business.......................................             -                -               -               46
   Other income (expense), net....................................            (3)             987              (4)             999
                                                                     -----------       ----------      ----------       ----------
Income from continuing operations before reorganization expenses, income taxes, minority interests and the cumulative effect of
   a change in accounting principle...............................         8,726            5,864           9,234            9,585
Reorganization expenses, net......................................         4,115              523           5,877            2,533
                                                                     -----------       ----------      ----------       ----------
Income from continuing operations before income taxes, minority interests and the cumulative effect of a change in accounting
   principle......................................................         4,611            5,341           3,357            7,052
Income tax expense................................................            36                -              71               38
Minority interests in net income of consolidated joint ventures...           169              152             302              375
                                                                     -----------       ----------      ----------       ----------
Income from continuing operations before the cumulative effect of
   a change in accounting principle...............................         4,406            5,189           2,984            6,639
Loss from disposal of discontinued operations.....................            (2)               -             (99)               -
                                                                     -----------       ----------      ----------       ----------
Income before the cumulative effect of a change in accounting
   principle......................................................         4,404            5,189           2,885            6,639
Cumulative effect of a change in accounting principle.............             -                -               -          (71,902)
                                                                     -----------       ----------      ----------       ----------
Net income (loss).................................................   $     4,404       $    5,189      $    2,885       $  (65,263)
                                                                     ===========       ==========      ==========       ==========
Net Income (Loss) Per Common Share:
   Basic and Diluted:
     Income from continuing operations............................   $      0.09       $     0.10      $     0.06       $     0.13
     Loss from disposal of discontinued operations................             -                -               -                -
     Cumulative effect of a change in accounting principle........             -                -               -            (1.45)
                                                                     -----------       ----------      ----------       ----------
     Net income (loss) per common share...........................   $      0.09       $     0.10      $     0.06       $    (1.32)
                                                                     ===========       ==========      ==========       ==========
Weighted average common shares used in the computation of basic
   net income (loss) per common share.............................        49,638           49,638          49,638           49,638
                                                                     ===========       ==========      ==========       ==========
Weighted average common shares used in the computation of diluted
   net income (loss) per common share                                     49,715           49,674          49,683           49,674
                                                                     ===========       ==========      ==========       ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                          2003          2002
                                                                       ----------    ----------
Net cash provided by continuing operations before
   reorganization items..........................................      $   15,817    $    8,581
Net cash used by reorganization items............................          (5,469)       (2,282)
                                                                       ----------    ----------
Net cash provided by continuing operations (net
   of reorganization items)......................................          10,348         6,299
                                                                       ----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment...........................          (2,943)       (2,843)
   Proceeds from sale of business................................               -            85
   Proceeds from dispositions of property and equipment..........               -             5
                                                                       ----------    ----------
Net cash used in investing activities............................          (2,943)       (2,753)
                                                                       ----------    ----------
Cash flows from financing activities:
   Principal payments of long-term debt and capital leases.......             (57)          (38)
   Refunds of deposits to collateralize letters of credit........             413           200
   Cash distributions to minority interests......................            (343)         (397)
                                                                       ----------    ----------
Net cash provided by (used in) financing activities..............              13          (235)
                                                                       ----------    ----------
Net increase in cash from continuing operations..................      $    7,418    $    3,311
                                                                       ==========    ==========

Net cash used in discontinued operations.........................      $      (99)   $        -
                                                                       ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Business Activity. As of June 30, 2003, Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapies, which also include non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as, outsourced hospital compounding services. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. Additionally, management plans to open new infusion branches in San Antonio, Texas and Amherstburg, Ontario Canada on or about October 1, 2003. CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI") (collectively the "Debtors"), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the "Bankruptcy Cases"). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "Resource Network Subsidiaries" or "R-Net"), none of the company's other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Coram's focus is on its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and the outsourced hospital compounding services provided by its SoluNet LLC subsidiary. Accordingly, management's primary business strategy is to focus Coram's efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin ("IVIG"), pain management and coagulant and blood clotting therapies for persons with hemophilia. Management also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches and reimbursement sites have been closed or scaled back to serve as satellites for other branches/reimbursement sites and personnel have been eliminated. See Note 5 for further details.

     For each of the periods presented, the company's primary operations and assets were within the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company's consolidated financial position or operations.

     Concentrations of Revenue and Credit Risk. Substantially all of the company's revenue is derived from third party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue from the Medicare and Medicaid programs accounted for approximately 26% of the company's consolidated net revenue for both the three months ended June 30, 2003 and 2002 and such programs comprised approximately 25% of the company's consolidated net revenue for both the six months ended June 30, 2003 and 2002. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as, significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs. Medicare accounts receivable represented approximately 32% and 33% of the company's

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

consolidated accounts receivable at June 30, 2003 and December 31, 2002, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. However, upon aggregating the individual Medicaid program accounts receivable for all states where the company does business, such totals represent approximately 8.8% and 6.7% of consolidated accounts receivable at June 30, 2003 and December 31, 2002, respectively.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During the three months ended June 30, 2003, four additional provider contracts have been terminated, effective October 1, 2003, with the understanding that the company, at a minimum, must accept lower reimbursement rates in order for such contracts to be reinstated. Management is currently considering the company's alternatives with respect to the terminated contracts, which represented approximately 1.2% and 1.7% of the company's consolidated net revenue for the six months ended June 30, 2003 and 2002, respectively, and approximately 2.5% and 3.1% of the company's consolidated accounts receivable at June 30, 2003 and December 31, 2002, respectively. In June 2003, the company entered into a settlement agreement with one of the individual providers wherein certain aged accounts receivable were adjudicated and settlement proceeds of approximately $0.6 million were subsequently collected in July 2003. In the aggregate, approximately 2.9% and 4.0% of the company's consolidated net revenue for the six months ended June 30, 2003 and 2002, respectively, and approximately 6.6% and 7.0% of the company's consolidated accounts receivable at June 30, 2003 and December 31, 2002, respectively, were derived from the individual provider contracts that are within the purview of this national health insurance carrier. Management can provide no assurances that the remaining active provider contracts associated with this national health insurance carrier will continue under terms that are favorable to the company. Additionally, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will continue. The termination of additional provider contracts and/or the inability to collect outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company's results of operations, cash flows and financial condition.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company entered into settlement agreements with two of its payers (both such payers are affiliated with the aforementioned national health insurance carrier) and recorded bad debt recoveries of approximately $0.6 million and $1.1 million during the three and six months ended June 30, 2003, respectively. The company did not record any material bad debt expense or recoveries relative to settlement activity during the three or six months ended June 30, 2002. Furthermore, management is aware of certain claims, disputes or unresolved matters with third party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company's financial position, results of operations or cash flows.

     In certain cases, the company accepts fixed fee or capitated fee arrangements. As of June 30, 2003, Coram was a party to only two capitated fee arrangements. Certain information regarding the company's capitated fee agreements is as follows:

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                              ------------------       ------------------
                                                2003      2002           2003      2002
                                              --------  --------       --------  --------
Capitated fee agreements as a percentage
    of consolidated net revenue..........        6.6%     8.2%           6.5%      8.3%

    Approximately 5.7% and 6.9% of the company's consolidated net revenue for the three months ended June 30, 2003 and 2002, respectively, and 5.6% and 7.0% for the six months ended June 30, 2003 and 2002, respectively,

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

related to a capitated fee agreement that provides services to members in the California marketplace. Additionally, Coram owns 50% of a partnership located in California that derived approximately 37.1% and 39.2% of its net revenue during the six months ended June 30, 2003 and 2002, respectively, from services provided under such capitated fee agreement. The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and its partnership continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited Coram, as well as a limited group of other providers, to respond to a request for proposal ("RFP") that covers the services provided exclusively by Coram. Subsequent to Coram's written response to the RFP, the company was invited to participate in oral presentations in May 2003. Management anticipates that the payer will select a provider or providers no later than August 2003 and the new contract or contracts will become effective January 1, 2004. Management can provide no assurances that the company will successfully procure such contract on economic and operational terms that are favorable to the company. The loss of this capitated fee contract or significant modifications to the terms and conditions of the existing contract could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership.

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission") and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments and disclosures pursuant to the adoption of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7")) that are, in the opinion of management, necessary for a fair presentation of the company's consolidated financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the applicable regulations of the Commission. The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results for the full calendar year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the company's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2002.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In connection therewith, see Note 5 for further discussion of certain critical reimbursement site consolidation activities. Moreover, during the three months ended June 30, 2003, the company transitioned all active patient accounts serviced by the Dallas, Texas reimbursement site to other reimbursement sites. The Dallas site currently maintains a small workforce to support resolution of certain inactive accounts from the company's other reimbursement centers. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Service Centers (reimbursement sites) and other related activities initiated by management (e.g., the Dallas reimbursement site realignment, etc.) will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable.

     Capitalized Software Development Costs. Capitalized costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use ("SOP 98-1"). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the six months ended June 30, 2003 and 2002, software development costs aggregating approximately $0.1 million and $0.9 million, respectively, were capitalized in accordance with SOP 98-1.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------  ------------------------------
                                                           2003           2002             2003          2002
                                                        ----------     ---------        ---------      --------
Net income (loss), as reported....................       $  4,404      $  5,189          $  2,885      $(65,263)
Less: Pro forma stock-based compensation
  expense (determined using the fair value method
  for all awards).................................             (3)          (34)              (14)          (96)
                                                         --------      --------          --------      --------
Pro forma net income (loss).......................       $  4,401      $  5,155          $  2,871      $(65,359)
                                                         ========      ========          ========      ========
Net income (loss) per common share:
  Basic and diluted, as reported..................       $   0.09      $   0.10          $   0.06      $  (1.32)
                                                         ========      ========          ========      ========
  Basic and diluted, pro forma.....................      $   0.09      $   0.10          $   0.06      $  (1.32)
                                                         ========      ========          ========      ========

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income (loss) disclosed above may not be representative of pro forma compensation expense in future periods.

     In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). This accounting pronouncement amends Statement 123 and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management evaluated the various methods of transitioning to Statement 123 as outlined in Statement 148 but concluded that the company will continue to use the intrinsic method provided in APB 25 as the company's accounting policy for stock-based compensation plans. The company will continue to provide the pro forma disclosures required pursuant to Statement 123, as amended.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

     Net Income (Loss) Per Common Share. Basic net income (loss) per common share excludes any dilutive effects of stock options, warrants and convertible securities. The following table sets forth the computations of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                               ----------------------      ----------------------
                                                                 2003          2002          2003          2002
                                                               --------      --------      --------      --------
Numerator for basic and diluted net income (loss)
  per common share:
  Income from continuing operations.......................     $  4,406      $  5,189      $  2,984      $  6,639
  Loss from disposal of discontinued operations...........           (2)            -           (99)            -
  Cumulative effect of a change in accounting principle...            -             -             -       (71,902)
                                                               --------      --------      --------      --------
Net income (loss).........................................     $  4,404      $  5,189      $  2,885      $(65,263)
                                                               ========      ========      ========      ========
Weighted average shares - denominator for basic net
  loss per common share ..................................       49,638        49,638        49,638        49,638
Effect of dilutive securities:
   Stock options .........................................           77            36            45            36
                                                               --------      --------      --------      --------
Denominator for diluted net income (loss) per common
  share - adjusted weighted average shares ...............       49,715        49,674        49,683        49,674
                                                               ========      ========      ========      ========

Basic and diluted net income (loss) per common share:
   Income from continuing operations .....................     $   0.09      $   0.10      $   0.06      $   0.13
   Loss from disposal of discontinued operations .........            -             -             -             -
   Cumulative effect of a change in accounting principle..            -             -             -         (1.45)
                                                               --------      --------      --------      --------
   Net income (loss)                                           $   0.09      $   0.10      $   0.06      $  (1.32)
                                                               ========      ========      ========      ========

     Other Income. During the six months ended June 30, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The Bankruptcy Court approved the settlement agreement on August 21, 2002 and, on October 17, 2002, the company received the settlement proceeds.

     Accounting for Asset Retirement Obligations. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of legal obligations associated with the retirement of long-lived tangible assets. The company adopted Statement 143 on January 1, 2003; however, the adoption of this accounting pronouncement had no impact on the company's financial position and results of operations.

     Reporting Extinguishments of Debt. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"). Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items, as previously required under Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses From Extinguishments of Debt. Extraordinary treatment will be required for certain extinguishments of debt as provided in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 145 also (i) amends Statement of Financial Accounting Standards No 13, Accounting for Leases, to require that certain modifications to capital leases be treated as sale-leaseback transactions and (ii) modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Effective January 1, 2003, the company adopted the provisions of Statement 145; however, the adoption of such accounting pronouncement had no impact on the company's financial statement presentation, financial position or results of operations.

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

     Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 elaborates on the disclosure requirements for annual and interim financial statements of a guarantor and requires that, in certain cases, a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The company adopted FIN No. 45 on January 1, 2003. The company's financial position and results of operations were not impacted by the initial adoption of this accounting pronouncement. However, a guarantee provided to a third party in May 2003 is reflected in the company's condensed consolidated financial statements in accordance with FIN No. 45. See Note 10 for further details.

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

     The Bankruptcy Court granted the Debtors five extensions of the period of time that they must assume or reject unexpired leases of non-residential real property (such extensions expired on January 4, 2001, May 4, 2001, September 3, 2001, January 1, 2002 and May 2, 2002). On May 1, 2002, the Chapter 11 trustee motioned the Bankruptcy Court to grant a sixth extension through and including August 27, 2002. The Chapter 11 trustee filed a certificate of no objection on May 21, 2002 but an enabling order was never issued by the Bankruptcy Court.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

However, on September 6, 2002, December 26, 2002 and July 18, 2003, the Bankruptcy Court granted three separate motions of the Chapter 11 trustee to further extend the period of time to assume or reject the aforementioned real property leases through and including December 31, 2002, June 30, 2003 and December 31, 2003, respectively.

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees. The bonuses were scheduled to be paid in two equal installments predicated on the date of the Debtors' emergence from bankruptcy. Due to events that delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors' anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company's Executive Vice President and its former Chief Executive Officer and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors' motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors' motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company's former Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court postponed its rulings on the Debtors' motions pertaining to the 2002 retention plan and payment of the former Chief Executive Officer's retention amounts. However, as discussed below, the Chapter 11 trustee subsequently filed, and the Bankruptcy Court approved, a motion to withdraw the Debtors' motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amount.

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

     On March 21, 2001, CHC's Compensation Committee of the Board of Directors approved a management incentive program for the year ended December 31, 2001 (the "2001 MIP"). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to approximately $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002 the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with each of the company's Executive Vice President and its former Chief Executive Officer: (i) not to request any 2001 MIP payment to the former Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company's Executive Vice President is otherwise entitled. The Bankruptcy Court's order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors' previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved the rights of the company's Executive Vice President and former Chief Executive Officer to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts.

     At June 30, 2003, the company has accrued approximately $13.0 million for unpaid amounts attributable to the company's Executive Vice President and its former Chief Executive Officer under the aforementioned retention bonus plans and the 2001 and 2000 MIP programs.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors' motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the "2001 Financing Agreement") to finance the payment of premiums under certain of the Debtors' insurance policies. The amount financed was approximately

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

$2.1 million and was paid in eight monthly installments of approximately $0.3 million through December 2001, including interest at a per annum rate of 7.85%. On May 9, 2002, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2002 Financing Agreement") to finance the premiums under certain insurance policies. Pursuant to the terms of the 2002 Financing Agreement, the Debtors made down payments of approximately $1.5 million and financed approximately $2.7 million. Commencing on May 15, 2002, the amount financed was paid in seven monthly installments of approximately $0.4 million, including interest at a per annum rate of 4.9%. Furthermore, as provided by the Bankruptcy Court order authorizing the 2001 Financing Agreement, in April 2003 the Debtors entered into a third premium financing agreement with Imperial Premium Finance, Inc. (the "2003 Financing Agreement"). The terms of the 2003 Financing Agreement required the Debtors to remit a down payment of approximately $1.5 million in May 2003. The amount financed is approximately $2.8 million and, commencing May 15, 2003, is being paid in seven monthly installments of approximately $0.4 million, including interest at a rate of 3.75% per annum. Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2003 Financing Agreement. Additionally, the 2003 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies.

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

     The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court, causing their subsidiaries to pay their own debts in the ordinary course of business. Even though the commencement of the Bankruptcy Cases constituted defaults under the company's principal debt instruments, Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude the creditors and other interested parties under such arrangements from taking remedial action in response to any such resulting default without prior Bankruptcy Court authorization.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

     -    cancellation of the issued and outstanding CI Series A Preferred
            Stock, and

     - a $7.5 million reduction in certain performance bonuses payable to the company's former Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy cases, filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

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

Appointment of a Chapter 11 Trustee and Bankruptcy Related Activities During the Year Ended December 31, 2002

     On February 12, 2002, among other things, the Bankruptcy Court granted motions made by the Office of the United States Trustee and two of the Debtors' noteholders requesting the appointment of a Chapter 11 trustee to oversee the Debtors during their reorganization process. Additionally, on such date the Bankruptcy Court denied,

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the Bankruptcy Court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession.

     Furthermore, Chapter 11 of the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor's board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors' management rights and responsibilities, he is doing so without any pervasive changes to the company's existing management or organizational structure, other than, as further discussed below, the acceptance of Daniel D. Crowley's resignation effective March 31, 2003.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through August 15, 2003, the Bankruptcy Court has adjudicated only one final fee application. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies and procedures.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the Debtors' restructuring and reorganization. The services may include, subject to the Chapter 11 trustee's discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of stakeholders'

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002.

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

Bankruptcy Related Activities Subsequent to December 31, 2002

     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003. During the period January 1, 2003 through March 31, 2003, the company paid Mr. Crowley based on the executed Transition Agreement. The Chapter 11 trustee has requested repayment from Mr. Crowley of all amounts paid in the 2003 period for the bi-weekly salary difference between the expired employment agreement and the Transition Agreement.

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

     The employment contract with Allen J. Marabito, Executive Vice President, General Counsel and Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue Mr. Marabito's employment in his prior capacity and Mr. Marabito has also assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito's employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. On May 19, 2003, Mr. Marabito released the company from all contractual obligations pertaining to his incentive compensation for the year ended December 31, 2002 (i.e., the 2002 MIP of approximately $1.05 million which remained subject to Chapter 11 trustee and Bankruptcy Court approvals) and such amount is reflected as a reduction in general and administrative expenses during the three and six month periods ended June 30, 2003. In consideration thereof, Mr. Marabito was granted a retention bonus of $380,000 under the company's 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito's services could have a material adverse effect on the company.

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

     On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the Debtors and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the "Trustee's Plan"). Additionally, on June 24, 2003 the Chapter 11 trustee filed the Second Amended Disclosure Statement with Respect to the Trustee's Plan (the "Trustee's Disclosure Statement"). On June 26, 2003, the Bankruptcy Court, entered an order (i) approving the Trustee's Disclosure Statement, (ii) approving the form of the ballot to be distributed in connection with the voting on the Trustee's Plan, (iii) establishing procedures for solicitation of votes on the Trustee's Plan, (iv) establishing a voting deadline and procedures for tabulation of votes on the Trustee's Plan and (v) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Trustee's Plan. True and correct copies of the Trustee's Plan and the Trustee's Disclosure Statement are attached as Exhibits
99.1 and 99.2, respectively, to the Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

     On December 19, 2002, the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the "Equity Committee's Plan"). Additionally, on June 26, 2003 the Equity Committee filed the Third Amended Disclosure Statement with Respect to the Equity Committee's Plan (the "Equity Committee's Disclosure Statement"). On June 26, 2003, the Bankruptcy Court entered an order (i) approving the Equity Committee's Disclosure Statement, (ii) appointing a balloting agent, (iii) approving the form of the ballot to be distributed in connection with the voting on the Equity Committee's Plan, (iv) establishing procedures for solicitation of votes on the Equity Committee's Plan, (v) establishing a voting deadline and procedures for tabulation of votes on the Equity Committee's Plan and (vi) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Equity Committee's Plan, and the objections thereto filed by the Chapter 11 trustee. True and correct copies of the Equity Committee's Plan and the Equity Committee's Disclosure Statement are attached as Exhibits 99.3 and 99.4, respectively, to the Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

     Pursuant to the Bankruptcy Court's order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee's Plan and the Equity Committee's Plan. Additionally, in accordance with the Bankruptcy Court's order, on or about July 14, 2003, the balloting agent transmitted the Chapter 11 trustee's and the Equity Committee's solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. As of August 15, 2003, voting on each of the plans of reorganization remains open.

     Each of the Trustee's Plan and the Equity Committee's Plan remain subject to confirmation by the Bankruptcy Court. The hearing to consider confirmation of each such plan of reorganization and any objections thereto is scheduled

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

to commence at 9:30 a.m. Eastern Daylight Time on September 9, 2003. The deadline to object to confirmation of each of the plans of reorganization was August 7, 2003 and, in connection therewith, certain objections have been filed against both plans of reorganization.

Other Bankruptcy-Related Disclosures

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors' operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. See Note 10 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries' bankruptcy proceedings.

     The principal categories and balances of Chapter 11 bankruptcy claims accrued in the condensed consolidated balance sheets at both June 30, 2003 and December 31, 2002 and included in liabilities subject to compromise are summarized as follows (in thousands):

        Series B Notes in default.................................................   $        9,000
        Liabilities of discontinued operations subject to compromise..............            2,936
        Accounts payable..........................................................            1,390
        Earn-out obligation.......................................................            1,268
        Accrued merger and restructuring costs (primarily severance liabilities)..              468
        Other long-term debt obligations..........................................              130
        Legal and professional liabilities........................................               98
        Other.....................................................................              340
                                                                                     --------------
           Total liabilities subject to compromise................................   $       15,630
                                                                                     ==============

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

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole common shareholder of Coram, Inc. Upon motion of the defendants and after a hearing held on June 5, 2003, the Bankruptcy Court dismissed the aforementioned adversary proceeding by an order dated June 19, 2003 and preserved issues concerning post-petition interest for determination in connection with confirmation hearings on the Trustee's Plan

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

and the Equity Committee's Plan, provided that, to the extent that an equitable objection to confirmation is raised, the Bankruptcy Court will treat the CI Series A Preferred Stock and the CI Series B Preferred Stock as debt and deal with the issue of whether post-petition interest will be allowed in accordance with the provisions of the Bankruptcy Code concerning post-petition interest on debt.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at June 30, 2003 and December 31, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures relating to the Bankruptcy Cases, offset by interest earned on cash accumulated as a result of the Debtors not paying their pre-petition liabilities during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   -------------------------      ------------------------
                                                       2003          2002            2003          2002
                                                   -----------     ---------      ------------------------
      Legal, accounting and consulting fees......   $    2,878     $     620      $    4,732    $    2,712
      Key employee retention plan expenses.......        1,323             -           1,323             -
      Office of the United States Trustee fees...           11            11              21            21
      Interest income............................          (97)         (108)           (199)         (200)
                                                    ----------     -----------    ----------    ----------
         Total reorganization expenses, net......   $    4,115     $     523      $    5,877    $    2,533
                                                    ==========     ===========    ==========    ==========

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

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "R-Net Creditors' Committee") filed a competing proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement.

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

     Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. In connection therewith, Coram separately reflected R-Net's operating results in its consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, the company recorded a $0.1 million loss from disposal of discontinued operations related to certain litigation between the R-Net Creditors' Committee and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with corresponding indemnifications provided to the company's officers and directors in the Resource Network Subsidiaries' bankruptcy proceedings/litigation.

     As of June 30, 2003, the company has provided approximately $27.3 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors' Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters (e.g., R-Net creditors ultimately may successfully assert claims against the company). See Note 10 for further details regarding the R-Net Creditors' Committee litigation, the potential impact of the Trustee's Plan and/or the Equity Committee's Plan (if confirmed by the Bankruptcy Court) and related matters.

4. RELATED PARTY TRANSACTIONS

     The company's former Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC ("DHS"), a privately held management consulting and investment firm from which the company purchased services. Mr. Crowley's employment with the company terminated effective March 31, 2003. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Through March 31, 2003, DHS continued to bill the company the actual costs it attributed to DHS' Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at the aforementioned Sacramento, California location where certain company employees and consultants are located. The rent, including parking and certain utilities, is approximately $7,900 per month. Subsequent to December 31, 2002 and through August 15, 2003, approximately $0.1 million was paid to DHS in connection with the aforementioned arrangements. Additionally, during the six months ended June 30, 2002, the company paid approximately $0.1 million to DHS.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley will have a claim for $1.8 million following the successful refinancing of the company's debt. In connection therewith and the December 2000 debt to preferred stock exchange transaction discussed in Notes 2 and 7, the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as a plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Mr. Crowley also has claims for performance bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million based on overall company performance under the related Management Incentive Plans. Mr. Crowley also participated in the company's key employee retention plans. In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. Management cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements, will result from a final confirmed plan or plans of reorganization. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in any future litigation.

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

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. As more fully discussed in
Note 2, Mr. Adams has assumed the company's Board of Directors' management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP ("Schnader Harrison") to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. For the six months ended June 30, 2003 and 2002, the company recorded aggregate compensation and reimbursable expenses for Mr. Adams of approximately $45,000 and $30,000, respectively. In addition, the company recorded aggregate professional fees and reimbursable expenses during the six months ended June 30, 2003 and 2002 for Schnader Harrison of approximately $1,777,000 and $400,000, respectively. Through August 15, 2003, the company paid $66,974 to Mr. Adams for compensation and reimbursable expenses incurred from March 7, 2002 to November 30, 2002. Moreover, through August 15, 2003 the company paid $2,056,377 to Schnader Harrison for professional services rendered and reimbursable expenses incurred from March 7, 2002 to February 28, 2003.

5. MERGER AND RESTRUCTURING RESERVES

     In May 1995, as a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc., the company initiated a restructuring plan (the "Caremark Business Consolidation Plan") and charged approximately $25.8 million to operations as a restructuring cost.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

   Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through June 30, 2003, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

                                                         CHARGES THROUGH JUNE 30, 2003        BALANCES AT JUNE 30, 2003
                                                    ---------------------------------------   -------------------------
                                                                                               ESTIMATED
                                                        CASH       NON-CASH                   FUTURE CASH      TOTAL
                                                    EXPENDITURES   CHARGES        TOTALS      EXPENDITURES    CHARGES
                                                    -----------   -----------   -----------   -----------   -----------
Caremark Business Consolidation Plan:
   Personnel reduction costs ....................   $    11,300   $         -   $    11,300    $        -   $    11,300
   Facility reduction costs .....................        10,437         3,900        14,337           260        14,597
                                                    -----------   -----------   -----------   -----------   -----------
     Subtotals ..................................        21,737         3,900        25,637           260        25,897
Coram Restructure Plan:
   Personnel reduction costs ....................         2,361             -         2,361           104         2,465
   Facility reduction costs .....................         1,285             -         1,285           232         1,517
                                                    -----------   -----------   -----------   -----------   -----------
     Subtotals ..................................         3,646             -         3,646           336         3,982
                                                    -----------   -----------   -----------   -----------   -----------
Totals ..........................................   $    25,383   $     3,900   $    29,283           596   $    29,879
                                                    ===========   ===========   ===========                 ===========
   Restructuring costs subject to compromise ....                                                    (468)
                                                                                              -----------
   Accrued merger and restructuring costs
   per the condensed consolidated balance sheet..                                             $       128
                                                                                              ===========

    During the six months ended June 30, 2003, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

                Balance at December 31, 2002 .........................   $       190
                Activity during the six months ended June 30, 2003:
                   Payments under the plans ..........................           (62)
                                                                         -----------
                Balance at June 30, 2003 .............................   $       128
                                                                         ===========

    Management estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 74% through June 30, 2004, 20% through June 30, 2005 and 6% through June 30, 2006.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

     Goodwill. Statement 142 requires the company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. As a result of the initial adoption of Statement 142 in December 2002 (retroactive to January 1, 2002), the company recognized a transitional goodwill impairment charge of approximately $71.9 million which, in accordance with Statement 142, was reflected in the condensed consolidated financial statements as the cumulative effect of change in an accounting principle and resulted in a restatement of the company's condensed consolidated income statement for the six months ended June 30, 2002.

     Management selected December 1st as the company's annual goodwill impairment test date. Separately, management concluded that no indicators of impairment were in evidence at June 30, 2003 and through August 15, 2003; however, there can be no assurances that the December 1, 2003 annual impairment test (including the impact of an enterprise valuation, if necessary) will not result in a potentially significant incremental impairment of the company's recorded goodwill. If the company recognizes a material goodwill impairment charge during 2003, stockholders' equity may be less than $75 million as of December 31, 2003, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2004. The potential material adverse effects of noncompliance with Stark II on the company's financial condition and business operations are described in more detail in Note 10.

     Other Intangible Assets. The principal components of intangible assets other than goodwill are as follows (in thousands):

                                                     JUNE 30, 2003                          DECEMBER 31, 2002
                                          ------------------------------------    ------------------------------------
                                           GROSS CARRYING       ACCUMULATED        GROSS CARRYING       ACCUMULATED
                                          AMOUNT (AT COST)      AMORTIZATION      AMOUNT (AT COST)      AMORTIZATION
                                          ----------------    ----------------    ----------------    ----------------
Commercial payer contracts ........       $         13,683    $        (13,683)   $         13,683    $        (13,683)
Patient outcomes database .........                  8,386              (3,503)              8,386              (3,296)
Employee noncompete agreements ....                  3,343              (3,343)              3,343              (3,342)
                                          ----------------    ----------------    ----------------    ----------------
Total intangible assets ...........                 25,412             (20,529)             25,412             (20,321)
Other deferred costs ..............                    302                (170)                302                (123)
                                          ----------------    ----------------    ----------------    ----------------
Total intangible assets and other
   deferred costs .................       $         25,714    $        (20,699)   $         25,714    $        (20,444)
                                          ================    ================    ================    ================

     Amortization expense related to intangible assets, which is included in selling, general and administrative expenses, was approximately $0.3 million and $0.7 million during the six months ended June 30, 2003 and 2002, respectively.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

7. DEBT OBLIGATIONS

    Debt obligations are as follows (in thousands):

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2003            2002
                                                                                  ------------    ------------
Series B Senior Subordinated Unsecured Convertible Notes (in default at           $      9,000    $      9,000
   June 30, 2003) ...........................................................
Accreditation note payable ..................................................               84             118
Other obligations, including capital leases, at interest rates ranging from
    5.0% to 13.1% ...........................................................            1,521             146
                                                                                  ------------    ------------
                                                                                        10,605           9,264
Less: Debt obligations subject to compromise ................................           (9,130)         (9,130)
Less: Current maturities ....................................................             (254)            (61)
                                                                                  ------------    ------------
Long-term debt and capital leases, less current maturities ..................     $      1,221    $         73
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

     B. Braun Medical, Inc. ("B. Braun") Capital Lease Obligation. In connection with management's decision to replace the company's entire fleet of Sabratek Corporation 3030 pole-mounted pumps, the Bankruptcy Court approved a motion on April 29, 2003 that authorized the company to enter into a three year agreement with B. Braun

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

to lease 1,000 Vista Basic pumps (the "Lease Agreement"). The Lease Agreement, which became effective in May 2003, includes an aggregate commitment, including related interest, of approximately $1.5 million. As a result, the company is required to pay to B. Braun approximately $0.3 million, $0.5 million and $0.7 million during the first, second and third years of the Lease Agreement. Upon expiration of the Lease Agreement, the company has the option to acquire the leased Vista Basic pumps at a bargain purchase price of $1 per pump. The Lease Agreement contains customary covenants and events of default, as well as, remedies available to B. Braun if the company is in violation thereof, including, but not limited to, (i) termination of the Lease Agreement, (ii) return of the leased Vista Basic pumps to B. Braun and/or (iii) recovery from the company of any unpaid amounts as of the date of default and all amounts remaining under the unexpired term of the Lease Agreement. Management believes that the company will comply with the terms and conditions of the Lease Agreement; however, there can be no assurances thereof or what remedies, if any, would be invoked by B. Braun in the event of default.

     Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and related warrants to purchase up to 20% of the outstanding CHC common stock on a fully diluted basis in exchange for a company payment of $4.3 million and issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of 8.0% Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the CHC Board of Directors. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

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

     On December 27, 2001, the Bankruptcy Court approved the Debtors' request to exchange an additional amount of debt and related contractual unpaid interest for CI Series A Preferred Stock in an amount sufficient to maintain compliance with Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

amended ("Amendment No. 5") and a second Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of CI Series A Preferred Stock. Following this second exchange, the Holders retained approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the Series A Notes' and Series B Notes' scheduled maturity date of June 30, 2001 were both modified to June 30, 2002. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No.
15. In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2001 of approximately $20.7 million.

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

     Although the principal amounts under the Series B Notes were not paid on their scheduled maturity date of June 30, 2003 and, as a result, the company is in default of the Securities Exchange Agreement, the Holders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. Other than the default for non-payment of principal on the Series B Notes, management believes that at June 30, 2003 the company was in compliance with all other covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or events of default will occur in future periods and whether any necessary waivers would be granted.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

8. INCOME TAXES

    During the six months ended June 30, 2003 and 2002, the company recorded income tax expense of approximately $71,000 and $38,000, respectively. The effective income tax rates for the six months ended June 30, 2003 and 2002 are lower than the statutory rate because the company is able to utilize net operating loss carryforwards ("NOLs") that are fully reserved in the valuation allowance. At June 30, 2003, deferred tax assets were net of a valuation allowance of approximately $159.8 million. Realization of deferred tax assets is dependent upon the company's ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both June 30, 2003 and December 31, 2002.

    Deferred tax assets relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized, certain tax credits and NOLs that may be deductible against future taxable income. At June 30, 2003, the company had NOLs for federal income tax purposes of approximately $202.6 million, which may be available to offset future federal taxable income and expire in varying amounts in the years 2003 through 2023. This NOL balance includes approximately $34.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $202.6 million of federal NOLs and certain of the company's state NOLs is uncertain due to income tax rules related to the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the "CI Series A Preferred Stock") in December 2001 and 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the "CI Series B Preferred Stock") in December 2002 (See Note 9 for further details). As of June 30, 2003, the company had alternative minimum tax ("AMT") credit carryforwards of approximately $2.8 million, which may be available to offset future regular income taxes and have an indefinite carryforward period.

    As a result of the issuance of CI Series A Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000 CI filed income tax returns as the parent company of the new consolidated group and CHC filed its own separate income tax returns. Pursuant to Internal Revenue Code ("IRC")
Section 382, the issuance of the CI Series A Preferred Stock in December 2000 also caused an ownership change at CI for federal income tax purposes. However, CI currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the IRC. The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings that resulted from the issuance of CI Series A Preferred Stock in December 2001 and December 2000 and the issuance of CI Series B Preferred Stock in December 2002 are generally not subject to income tax pursuant to the cancellation of debt provisions included in IRC Section 108; however, such extraordinary gains could affect the company's NOLs and certain other tax attributes.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

    Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company reached an agreement in principle with the IRS Appeals office on the aforementioned issues and subsequently entered into proposed Decision and Stipulation agreements with the IRS. Hereinafter, the agreement in principle, the Decision and Stipulation agreements and the deferred payment plan (as further discussed below) are collectively referred to as the "Proposed Settlement." The Proposed Settlement would result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $9.5 million at June 30, 2003 and (iii) penalties, if applicable, to be determined by the IRS in accordance with certain statutory guidelines. In connection therewith, the condensed consolidated financial statements include short-term and long-term liability reserves for the Proposed Settlement aggregating approximately $19.4 million, including $0.7 million of interest expense recorded during each of the six months ended June 30, 2003 and 2002. The federal income tax adjustments would also give rise to certain incremental state tax liabilities.

    In October 2002, the company submitted a deferred payment plan to the IRS, which was tentatively accepted by the IRS in April 2003, subject to Chapter 11 trustee and Bankruptcy Court approvals. The deferred payment plan contemplates an initial application of the remaining outstanding AMT Refund of approximately $1.7 million. Thereafter, the company would make quarterly payments aggregating approximately $0.7 million until such time as the Proposed Settlement amount, post-settlement interest and penalties, if any, are fully liquidated. Under the terms of the deferred payment plan, interest would accrue at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at August 15, 2003 the corresponding effective interest rate would have been 7.0%). The condensed consolidated balance sheets at June 30, 2003 and December 31, 2002 include approximately $3.8 million and $3.1 million, respectively, of short-term liabilities which represent management's projections of the principal amounts that will be due within one year of the respective balance sheet dates.

    Subject to obtaining necessary approvals from the Joint Committee on Taxation, the Debtors' Chapter 11 trustee and the Bankruptcy Court, the Decision and Stipulation agreements will be filed with the Tax Court. The Joint Committee on Taxation approved the Decision and Stipulation Agreements in September 2002 and the Chapter 11 trustee has approved the Proposed Settlement. The Chapter 11 trustee intends to file a motion in the Bankruptcy Court seeking approval of the Proposed Settlement. If the Bankruptcy Court does not approve the Proposed Settlement, the company's financial position and liquidity could be materially adversely affected.

9. MINORITY INTERESTS

    The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

                                             JUNE 30,      DECEMBER 31,
                                               2003            2002
                                           ------------    ------------
        Preferred stock of Coram, Inc..    $      5,538    $      5,538
        Majority-owned companies ......             649             677
                                           ------------    ------------
        Total minority interests ......    $      6,187    $      6,215
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

     Hereinafter the CI Series A Preferred Stock and the CI Series B Preferred Stock are collectively referred to as the CI Preferred Stock. A summary of the CI Preferred Stock activity and related liquidation preference values through June 30, 2003 is as follows (in thousands, except share amounts):

                                                CI SERIES A PREFERRED STOCK    CI SERIES B PREFERRED STOCK
                                                ---------------------------    ---------------------------
                                                                LIQUIDATION                    LIQUIDATION
                                                  SHARES        PREFERENCES      SHARES        PREFERENCES
                                                -----------     -----------    -----------     -----------
Balances at January 1, 2000 ................              -     $         -              -     $         -
   Shares issued pursuant to the Exchange
     Agreement dated December 29, 2000 .....          905.0         109,326              -               -
                                                -----------     -----------    -----------     -----------
Balances at December 31, 2000 ..............          905.0         109,326              -               -
   Dividends In-Kind .......................          146.5          17,700              -               -
   Shares issued pursuant to the Exchange
     Agreement dated December 31, 2001 .....          189.6          22,901              -               -
                                                -----------     -----------    -----------     -----------
Balances at December 31, 2001 ..............        1,241.1         149,927              -               -
   Dividends In-Kind .......................          210.5          25,428              -               -
   Shares issued pursuant to the Exchange
     Agreement dated December 31, 2002 .....              -               -        1,218.3         147,171
                                                -----------     -----------    -----------     -----------
Balances at December 31, 2002 ..............        1,451.6         175,355        1,218.3         147,171
   Dividends In-Kind .......................          111.5          13,474           93.6          11,308
                                                -----------     -----------    -----------     -----------
Balances at June 30, 2003 ..................        1,563.1     $   188,829        1,311.9     $   158,479
                                                ===========     ===========    ===========     ===========

     The authorized CI Preferred Stock consists of 10,000 shares, of which 2,500 shares are designated as CI Series A Preferred Stock and 2,500 shares are designated as CI Series B Preferred Stock. The only shares issued and outstanding at June 30, 2003 are those issued to the Holders pursuant to the three aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amounts. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of a plan or plans of reorganization, dividends are to be paid in the form of additional shares of CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan or plans of reorganization, dividends will be payable, at CI's election, in cash or shares of common stock of CI having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate on the CI Preferred Stock shall increase to 16% per annum until such time that the event of default is cured. During the year ended

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

December 31, 2002, an event of default occurred whereby CI was required to pay in-kind dividends at the aforementioned default rate for the nine months ended September 30, 2002. All CI Preferred Stock dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company's tax fiscal year end in connection with the preparation of the company's income tax returns) as are customary for transactions of this nature.

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

     On April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the "Waiver"), regardless of the number of CI Preferred Stock shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of CI directors. Alternatively, if the holders of the CI Preferred Stock elect no Board of Directors' representation, then, solely through the CI Series A Preferred Stock, each of the three Holders shall have the right to appoint an observer to CI's Board of Directors. The Waiver can only be modified or amended with the written consent of the Debtors. In connection with the third Exchange Agreement, the provisions of the Waiver were formally incorporated into the Second Certificate of Amendment of Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Coram, Inc. Accordingly, subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the stockholders of CI. As of June 30, 2003, the Holders had contingent voting rights aggregating 49% of CI's total voting power. As of such date, upon the occurrence of a triggering event, the Holders would also have had the right to appoint three of the seven directors to CI's Board of Directors (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, solely through the CI Series A Preferred Stock, the Holders have the right to appoint two directors to CI's Board of Directors.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

   Leases. The company leases office and other operating space and equipment under various operating and capital leases. The leases provide for monthly rental payments, including real estate taxes and other operating costs. At June 30, 2003, the aggregate future minimum lease commitments were as follows (in thousands):

                                           CAPITAL     OPERATING
    YEARS ENDING JUNE 30,                  LEASES       LEASES
--------------------------------------    ---------    ---------
2004 .................................    $     281    $   9,015
2005 .................................          517        6,951
2006 .................................          737        4,647
2007 .................................            -        2,278
2008 .................................            -        1,371
Thereafter ...........................            -          988
                                          ---------    ---------
Total minimum lease payments .........        1,535    $  25,250
                                                       =========
Less amounts representing interest ...         (144)
                                          ---------
Net minimum lease payments ...........    $   1,391
                                          =========

     Capital lease obligations are included in other debt obligations (see Note 7 for further details). Operating lease obligations are net of sublease rentals. Operating lease obligations include $0.2 million accrued as part of the restructuring costs under the Caremark Business Consolidation Plan and the Coram Restructure Plan (see Note 5 for further details). Certain operating leases of the company provide for standard escalations of lease payments as the lessors' maintenance costs and taxes increase. As a result of the Bankruptcy Cases, certain lease agreements are subject to automatic stay provisions, which preclude the parties under such agreements from taking remedial action in response to any defaults. Moreover, no amounts are included in the table above for lease rejections that have been approved by the Bankruptcy Court (see Note 2 for further details).

     Letters of Credit. In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of both the CI Series A Preferred Stock and the CI Series B Preferred Stock). Such letters of credit aggregated approximately $0.4 million at June 30, 2003 and are fully secured by interest-bearing cash deposits held by Wells Fargo. The outstanding letters of credit have maturity dates in September 2003 ($75,000) and February 2004 ($278,000).

     Purchase and Other Commitments. On April 29, 2003 the Bankruptcy Court approved a motion that allowed the company to assume an agreement with B. Braun Medical, Inc ("B. Braun") to purchase drugs and supplies (the "Supply Agreement"). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse
B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company's purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter's

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company's business relationship with
B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $5.0 million at June 30, 2003, would have a material adverse effect on the company's financial position, liquidity and results of operations.

     The Food and Drug Administration recently approved clinical use of Aralast, which is a new drug used in the treatment of a rare genetic lung disorder known as Alpha-1 Antitrypsyn Deficiency. Baxter Healthcare Corporation ("Baxter"), the exclusive Aralast manufacturer, selected the company as one of only three national distributors of such drug. As a result, Baxter and the company entered into a purchase agreement (the "Purchase Agreement") wherein Baxter agreed to sell Aralast to the company on favorable terms and conditions and the company committed to minimum purchases of approximately $2.6 million (the "Minimum Aralast Commitment") during the period June 2, 2003 through December 30, 2003. In the event that the company fails to meet the Minimum Aralast Commitment for any reason, other than a force majeure or Baxter's termination of the Purchase Agreement without cause, Baxter will invoice the company a percentage of the difference between actual purchases and the Minimum Aralast Commitment. As of August 15, 2003, the remaining amount under the Minimum Aralast Commitment was approximately $2.4 million. Due to the anticipated clinical demand for Aralast, management believes that the purchases required to meet the Minimum Aralast Commitment will reasonably match the expected needs of the company's existing and prospective patients. However, if the Minimum Aralast Commitment is not satisfied, the penalty would result in an unfavorable effect on the company's liquidity and results of operations (e.g., at August 15, 2003, the maximum potential penalty would have been approximately $240,000).

     Effective December 3, 2002, the Chapter 11 trustee and the company entered into a three year telecommunication services agreement with AT&T Corporation ("AT&T") (the "Master Agreement") whereby the company will receive advantageous pricing and other favorable terms. Under the terms of the Master Agreement, the company committed to minimum annual telecommunication service purchases of approximately $2.2 million (the "Minimum Annual AT&T Commitment") commencing on the effective date of the Master Agreement. In the event that the company fails to meet the Minimum Annual AT&T Commitment, AT&T will invoice the company for the difference between the Minimum Annual AT&T Commitment and the actual services purchased during such measurement period. Under certain circumstances, AT&T, at its sole discretion, may reduce the Minimum Annual AT&T Commitment amount during any given period. Moreover, if certain material conditions are satisfied, in the third year of the agreement, the company may unilaterally terminate the contract without penalty. In the event that the Master Agreement is terminated by the company without cause or by AT&T for cause, the company will be required to pay an amount equal to 35% of the remaining Minimum Annual AT&T Commitment for the period in which the termination occurs and for all unexpired periods under the term of the Master Agreement. As of June 30, 2003, the company satisfied its purchase obligation for the first annual measurement period. Although no assurances can be given, management believes that the company's telecommunication service requirements will be sufficient to meet the Minimum Annual AT&T Commitment amounts through the remaining term of the Master Agreement. In the event that the Master Agreement is terminated and the 35% surcharge is invoked or the Minimum Annual AT&T Commitment is not met in a given period, the aforementioned AT&T supplemental charges could have a material adverse effect on the company's liquidity and results of operations.

     On May 13, 2003, the Bankruptcy Court approved a motion requesting authorization to execute certain real property and construction agreements that pertain to a relocation of the company's information technology and CTI Network, Inc. operations from their current location in Bannockburn, Illinois to the company's existing branch location in Mount Prospect, Illinois. The Bannockburn facility lease expires by its own terms on August 31, 2003 and, as a result of prior consolidations, the Mount Prospect branch has excess capacity in its facility. Management projects that aggregate costs of approximately $1.4 million will be incurred before the end of the third quarter to complete the project (i.e., renovate the Mount Prospect branch, build a new data center and move the company's personnel and equipment to Mount Prospect). Through June 30, 2003 and August 15, 2003, approximately $0.1 million and $0.5 million, respectively, was paid by the company for such activities.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

     Guarantees. In May 2003, one of the company's unconsolidated joint ventures and a related affiliate (collectively the "Joint Venture") entered into a five year real property lease in connection with the pending consolidation of two existing Joint Venture locations into one new facility. CI and its Joint Venture partner have jointly and severally guaranteed the Joint Venture's financial performance under such real property lease. As of August 15, 2003, the maximum amount of future payments CI could be required to make through the termination of the real property lease (exclusive of any amounts potentially recoverable from CI's Joint Venture partner) was (i) approximately $0.2 million for recurring monthly lease payments, (ii) approximately $0.1 million in building construction costs and (iii) certain other presently undeterminable contingent amounts such as utility costs, common area maintenance charges and landlord legal fees necessary to assert his rights; however, management estimates such miscellaneous contingent amounts to be nominal. The fair value of CI's guarantee has been estimated by management to be less than $0.1 million and has been accrued as a long-term liability in the company's condensed consolidated financial statements in accordance with the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In subsequent periods, management will evaluate and adjust the aforementioned liability in relation to the changes in the estimated fair value of the guarantee at such future date.

     In connection with divestitures of certain operating assets and businesses in prior years, two separate CI subsidiaries provided the acquirers of such operating assets and businesses with indemnifications for certain contingent regulatory liabilities that might arise in connection with the pre-divestiture activities. As of August 15, 2003, the maximum amount of potential future payments the CI subsidiaries could be required to make under these indemnification agreements aggregated approximately $0.2 million, which would be partially offset by a nominal amount of escrowed funds. No amounts have been accrued in the company's condensed consolidated financial statements in connection with such indemnification agreements because management considers the probability of payment to be remote.

     The primary obligor of the Series B Notes is CI; however, such liabilities are guaranteed by CHC and substantially all of its subsidiaries (see Note 7 for further details of the Series B Notes). The B. Braun capital lease agreement discussed in Note 7 was executed by a non-Debtor subsidiary but the obligation is guaranteed by the Debtors. Additionally, CHC, CI and certain of their subsidiaries are parties to various real property and personal property operating lease agreements. In certain circumstances, individual members of the Coram consolidated group have provided guarantees to third party lessors on behalf of, or for the benefit of, the primary Coram obligor.

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

     The Official Committee of the Equity Security Holders of Coram Healthcare Corporation. The Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the "Equity Committee") objected to the Restated Joint Plan and the Second Joint Plan, contending, among other things, that the valuations upon which such plans of reorganization were premised and the underlying projections and assumptions were flawed. At various times during 2001, the Debtors and the Equity Committee reviewed certain company information regarding, among other things, the Equity Committee's contentions. In connection therewith, on July 30, 2001, the Equity Committee filed a motion to terminate the Debtors' exclusivity period and file its own plan of reorganization; however, such motion was denied by the Bankruptcy Court.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

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

     After the Debtors' exclusivity period to file their own plan or plans of reorganization terminated, on December 19, 2002 the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended. The Equity Committee's Plan incorporates a variation of the aforementioned proposed derivative lawsuit. Additionally, on May 2, 2003 the Chapter 11 trustee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended. The Trustee's Plan includes the settlement of certain claims against the company's noteholders. Each of the Trustee's Plan and the Equity Committee's Plan is subject to, and contingent upon, confirmation by the Bankruptcy Court. Management cannot predict whether or not the Trustee's Plan or the Equity Committee's Plan will be confirmed, the ultimate outcome of each proposed plan or the resolution of certain filed objections to each plan of reorganization. See Note 2 for further discussion of the plans of reorganization.

     Resource Network Subsidiaries' Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case Nos. 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the "R-Net Creditors' Committee") filed a proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement.

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

     Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain claims against each of the Debtors' estates and the company maintains claims against the Resource Network Subsidiaries' estate. Additionally, the R-Net Creditors' Committee filed objections to confirmation of the Second Joint Plan, as well as, a motion to lift the automatic stay in the Debtors' bankruptcy proceedings. On June 6,

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

2002, the Bankruptcy Court granted the motion of the R-Net Creditors' Committee and lifted the automatic stay in the Bankruptcy Cases, thereby allowing the R-Net Creditors' Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors' Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company's debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors' claims against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors initially objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors' estates; however, the Debtors' non-debtor subsidiaries have no such protection and, accordingly, they are vigorously contesting the allegations.

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

     The Trustee's Plan proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries' matters through the Settlement Agreement and Mutual Release arrangement (the "R-Net Settlement Agreement"), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors' Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries' Chief Restructuring Officer (the "R-Net Restructuring Officer"). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries' general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors' general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee's Plan, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries' bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries' bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with the above mentioned conditions precedent to the effectiveness of the R-Net Settlement Agreement, on August 12, 2003 the R-Net Restructuring Officer and the R-Net Creditors' Committee jointly filed a motion in the Bankruptcy Court in the Resource Network Subsidiaries' bankruptcy proceedings requesting approval of the R-Net Settlement Agreement. Such motion is scheduled for consideration before the Bankruptcy Court on August 29, 2003. Management cannot predict the outcome of the confirmation hearings on the Trustee's Plan, whether the Bankruptcy Court will approve the R-Net Settlement Agreement in the Resource Network Subsidiaries' bankruptcy proceedings or assess the wherewithal of the parties to comply with the other conditions precedent to the R-Net Settlement Agreement. Moreover, management cannot readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

     The Equity Committee's Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee's Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, but not exceeding $6 million. The Chapter 11 trustee and other parties-in-interest have objected to the Equity Committee's Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries' claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. ("TBOB") filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas); however, on July 5, 2001, the company received a letter from TBOB's legal counsel requesting that the arbitration remain in abeyance pending resolution of the Bankruptcy Cases. In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to an earn-out obligation of the company that originated from the acquisition of the claimant's prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services ("CPS") and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company's commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million, in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001 (the latter amount is recorded in the condensed consolidated financial statements). Furthermore, pursuant to the underlying agreement with TBOB, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.5 million at June 30, 2003 using the contractual interest rate of 18%, has not been recorded in the company's condensed consolidated financial statements because TBOB's claim for interest may ultimately not be sustainable (moreover, both the Trustee's Plan and the Equity Committee's Plan propose to pay no more than the federal judgment interest rate, if certain conditions are satisfied). TBOB reiterated its monetary demand through a proof of claim filed against CHC's estate for the aggregate amount of approximately $2.2 million (i.e., the scheduled earn-out payment plus the alleged damages). Any action relating to the final $1.3 million earn-out payment scheduled for March 2001, the alleged damages of $0.9 million and any interest accrued thereon have been stayed by operation of Chapter 11 of the Bankruptcy Code. Management does not believe that final resolution of this matter will have a material adverse impact on the company's financial position or results of operations.

     Internal Revenue Service ("IRS") Proposed Settlement. The company reached a proposed settlement with the IRS regarding a notice of deficiency previously issued by such taxing authority. Moreover, management and the IRS have agreed in principle to a deferred payment plan. If ultimately approved by the Bankruptcy Court, the proposed settlement and the deferred payment plan would collectively result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $9.5 million at June 30, 2003 and (iii) penalties, if applicable, to be determined by the IRS in accordance with certain statutory guidelines. The condensed consolidated financial statements at June 30, 2003 include approximately $19.4 million in reserves for the proposed settlement with the IRS. See Note 8 for further details.

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

     General. Management intends to vigorously defend the company and its subsidiaries in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification of other parties, the ultimate disposition of such matters cannot presently be determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the company's financial position, results of operations and liquidity.

     The company and its subsidiaries are also parties to various other actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports and billings submitted to Medicare and Medicaid, as well as, examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare & Medicaid Services ("CMS"). Management believes that the ultimate resolution of such matters will not have a material adverse effect on the company's financial position, results of operations or liquidity.

    PricewaterhouseCoopers LLP. On July 7, 1997, the company filed suit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively "Caremark"), Caremark assigned and transferred to the company all of Caremark's claims and causes of action against Caremark's independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company's lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed another motion to dismiss the lawsuit in May 1999 and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgment with regard to a portion of Caremark's claims; however, this motion was subsequently denied. The lawsuit is currently in the discovery stage and a trial date is being scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers.

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as "Stark II"), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician's family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A "financial relationship" under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC's common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders' equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 7 for further details), at December 31, 2002 the company's stockholders' equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2003.

    Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company's common stock remains publicly traded and its stockholders' equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by Medicare or Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 25% of the company's consolidated net revenue for both the six months ended June 30, 2003 and the year ended December 31, 2002 relates to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a material adverse effect on the company's financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could materially adversely affect the company's business reputation in the market as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

11. DEBTOR/NON-DEBTOR CONDENSED FINANCIAL STATEMENTS

    The following Condensed Consolidating Balance Sheets as of June 30, 2003 and December 31, 2002 and the related Condensed Consolidating Statements of Income/Operations and Cash Flows for the six months ended June 30, 2003 and 2002 are presented in accordance with SOP 90-7.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     DEBTORS       NON-DEBTORS     ELIMINATIONS    CONSOLIDATED
                                                                   ------------    ------------    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................    $     36,809    $      1,101    $           -   $     37,910
   Cash limited as to use .....................................             156              84               -             240
   Accounts receivable, net ...................................               -         105,926               -         105,926
   Inventories ................................................               -          11,222               -          11,222
   Deferred income taxes, net .................................               -             331               -             331
   Other current assets .......................................           8,148             947               -           9,095
                                                                   ------------    ------------    ------------    ------------
     Total current assets .....................................          45,113         119,611               -         164,724
Property and equipment, net ...................................           3,705           7,835               -          11,540
Deferred income taxes, net ....................................               -           1,459               -           1,459
Other deferred costs and intangible assets, net ...............             132           4,883               -           5,015
Goodwill, net .................................................               -          57,186               -          57,186
Investments in and advances to wholly-owned subsidiaries, net..         112,232               -        (112,232)              -
Other assets ..................................................           3,164           2,103               -           5,267
                                                                   ------------    ------------    ------------    ------------
     Total assets .............................................    $    164,346    $    193,077    $   (112,232)   $    245,191
                                                                   ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ...........................................    $     13,216    $     15,715    $          -    $     28,931
   Accrued compensation and related liabilities ...............          19,889           7,160               -          27,049
   Current maturities of long-term debt and capital leases ....              50             204               -             254
   Insurance note payable .....................................           1,994               -               -           1,994
   Income taxes payable .......................................              16           3,970               -           3,986
   Deferred income taxes ......................................               -           1,790               -           1,790
   Accrued merger and restructuring costs .....................             109              19               -             128
   Accrued reorganization costs ...............................           8,527               -               -           8,527
   Other current and accrued liabilities ......................           4,053           5,615            (742)          8,926
                                                                   ------------    ------------    ------------    ------------
Total current liabilities not subject to compromise ...........          47,854          34,473            (742)         81,585
Total current liabilities subject to compromise ...............          15,630               -               -          15,630
                                                                   ------------    ------------    ------------    ------------
Total current liabilities .....................................          63,484          34,473            (742)         97,215
Long-term liabilities not subject to compromise:
   Long-term debt and capital leases, less current maturities..              34           1,187               -           1,221
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ...................           5,538             649               -           6,187
   Income taxes payable .......................................               -          16,102               -          16,102
   Other liabilities ..........................................           1,698           1,901               -           3,599
   Net liabilities for liquidation of discontinued operations..               -          26,533             742          27,275
                                                                   ------------    ------------    ------------    ------------
     Total liabilities ........................................          70,754          80,845               -         151,599
Net assets, including amounts due to Debtors ..................               -         112,232        (112,232)              -
Total stockholders' equity ....................................          93,592               -               -          93,592
                                                                   ------------    ------------    ------------    ------------
   Total liabilities and stockholders' equity .................    $    164,346    $    193,077    $   (112,232)   $    245,191
                                                                   ============    ============    ============    ============

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                        DEBTORS     NON-DEBTORS   ELIMINATIONS  CONSOLIDATED
                                                                       ---------    -----------   ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $  29,675     $     916     $       -      $  30,591
   Cash limited as to use ........................................           133            84             -            217
   Accounts receivable, net ......................................             -       103,498             -        103,498
   Inventories ...................................................             -        13,160             -         13,160
   Deferred income taxes, net ....................................             -           107             -            107
   Other current assets ..........................................         5,004           654             -          5,658
                                                                       ---------     ---------     ---------      ---------
     Total current assets ........................................        34,812       118,419             -        153,231
Property and equipment, net ......................................         3,402         7,037             -         10,439
Deferred income taxes, net .......................................             -           449             -            449
Other deferred costs and intangible assets, net ..................           178         5,092             -          5,270
Goodwill, net ....................................................             -        57,186             -         57,186
Investments in and advances to wholly-owned subsidiaries, net ....       118,924             -      (118,924)             -
Other assets .....................................................         3,274         1,790             -          5,064
                                                                       ---------     ---------     ---------      ---------
     Total assets ................................................     $ 160,590     $ 189,973     $(118,924)     $ 231,639
                                                                       =========     =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
   Accounts payable ..............................................     $  15,031     $  12,955     $       -      $  27,986
   Accrued compensation and related liabilities ..................        19,861         4,021             -         23,882
   Current maturities of long-term debt and capital leases .......            51            10             -             61
   Income taxes payable ..........................................            30         3,250             -          3,280
   Deferred income taxes .........................................             -           556             -            556
   Accrued merger and restructuring costs ........................           171            19             -            190
   Accrued reorganization costs ..................................         7,610             -             -          7,610
   Other current and accrued liabilities .........................         4,230         4,991          (742)         8,479
                                                                       ---------     ---------     ---------      ---------
Total current liabilities not subject to compromise ..............        46,984        25,802          (742)        72,044
Total current liabilities subject to compromise ..................        15,630             -             -         15,630
                                                                       ---------     ---------     ---------      ---------
Total current liabilities ........................................        62,614        25,802          (742)        87,674
Long-term liabilities not subject to compromise:
   Long-term debt and capital leases, less current maturities ....            67             6             -             73
   Minority interests in consolidated joint ventures and
     preferred stock issued by a subsidiary ......................         5,538           677             -          6,215
   Income taxes payable ..........................................             -        16,130             -         16,130
   Other liabilities .............................................         1,664         1,901             -          3,565
   Net liabilities for liquidation of discontinued operations ....             -        26,533           742         27,275
                                                                       ---------     ---------     ---------      ---------
     Total liabilities ...........................................        69,883        71,049             -        140,932
Net assets, including amounts due to Debtors .....................             -       118,924      (118,924)             -
Total stockholders' equity .......................................        90,707             -             -         90,707
                                                                       ---------     ---------     ---------      ---------
   Total liabilities and stockholders' equity ....................     $ 160,590     $ 189,973     $(118,924)     $ 231,639
                                                                       =========     =========     =========      =========

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          DEBTORS      NON-DEBTORS   ELIMINATIONS   CONSOLIDATED
                                                                         ---------     -----------   ------------   ------------
Net revenue ........................................................     $       -      $ 233,441      $       -      $ 233,441
Cost of service ....................................................             -        170,522              -        170,522
                                                                         ---------      ---------      ---------      ---------
Gross profit .......................................................             -         62,919              -         62,919
Operating expenses:
   Selling, general and administrative expenses ....................         8,676         37,342              -         46,018
   Provision for estimated uncollectible accounts ..................             -          7,746              -          7,746
                                                                         ---------      ---------      ---------      ---------
     Total operating expenses ......................................         8,676         45,088              -         53,764
                                                                         ---------      ---------      ---------      ---------

Operating income (loss) from continuing operations .................        (8,676)        17,831              -          9,155
Other income (expenses):
   Interest income .................................................           143             51              -            194
   Interest expense ................................................           (15)          (695)             -           (710)
   Equity in net income of wholly-owned subsidiaries ...............        17,399              -        (17,399)             -
   Equity in net income of unconsolidated joint ventures ...........             -            599              -            599
   Other expense, net ..............................................             -             (4)             -             (4)
                                                                         ---------      ---------      ---------      ---------
Income from continuing operations before reorganization
   expenses, income taxes and minority interests ...................         8,851         17,782        (17,399)         9,234
Reorganization expenses, net .......................................         5,877              -              -          5,877
                                                                         ---------      ---------      ---------      ---------
Income from continuing operations before income taxes
   and minority interests ..........................................         2,974         17,782        (17,399)         3,357
Income tax expense .................................................             -             71              -             71
Minority interests in net income of consolidated joint ventures ....             -            302              -            302
                                                                         ---------      ---------      ---------      ---------
Income from continuing operations ..................................         2,974         17,409        (17,399)         2,984
Loss from disposal of discontinued operations ......................           (89)           (10)             -            (99)
                                                                         ---------      ---------      ---------      ---------
Net income .........................................................     $   2,885      $  17,399      $ (17,399)     $   2,885
                                                                         =========      =========      =========      =========

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                          (RESTATED (1) AND UNAUDITED)
                                 (IN THOUSANDS)

                                                                          DEBTORS      NON-DEBTORS   ELIMINATIONS   CONSOLIDATED
                                                                         ---------     -----------   ------------   ------------
Net revenue ........................................................     $       -      $ 210,413      $       -     $ 210,413
Cost of service ....................................................             -        151,429              -       151,429
                                                                         ---------      ---------      ---------     ---------
Gross profit .......................................................             -         58,984              -        58,984
Operating expenses:
   Selling, general and administrative expenses ....................         9,017         33,306              -        42,323
   Provision for estimated uncollectible accounts ..................             -          8,220              -         8,220
   Restructuring cost recoveries ...................................             -            (13)             -           (13)
                                                                         ---------      ---------      ---------     ---------
     Total operating expenses ......................................         9,017         41,513              -        50,530
                                                                         ---------      ---------      ---------     ---------

Operating income (loss) from continuing operations .................        (9,017)        17,471              -         8,454
Other income (expenses):
   Interest income .................................................           117             92              -           209
   Interest expense ................................................           (28)          (733)             -          (761)
   Gain on sale of business ........................................             -             46              -            46
   Equity in net loss of wholly-owned subsidiaries .................       (53,803)             -         53,803             -
   Equity in net income of unconsolidated joint ventures ...........             -            638              -           638
   Other income, net ...............................................             1            998              -           999
                                                                         ---------      ---------      ---------     ---------
Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests and the
   cumulative effect of a change in accounting principle ...........       (62,730)        18,512         53,803         9,585
Reorganization expenses, net .......................................         2,533              -              -         2,533
                                                                         ---------      ---------      ---------     ---------
Income (loss) from continuing operations before income taxes, minority interests and the cumulative effect of a change in
   accounting principle ............................................       (65,263)        18,512         53,803         7,052
Income tax expense .................................................             -             38              -            38
Minority interests in net income of consolidated joint ventures ....             -            375              -           375
                                                                         ---------      ---------      ---------     ---------
Income (loss) from continuing operations before the cumulative
   effect of a change in accounting principle ......................       (65,263)        18,099         53,803         6,639
Loss from disposal of discontinued operations ......................             -              -              -             -
                                                                         ---------      ---------      ---------     ---------
Income (loss) before the cumulative effect of a change in
   accounting principle ............................................       (65,263)        18,099         53,803         6,639
Cumulative effect of a change in accounting principle ..............             -        (71,902)             -       (71,902)
                                                                         ---------      ---------      ---------     ---------
Net loss ...........................................................     $ (65,263)     $ (53,803)     $  53,803     $ (65,263)
                                                                         =========      =========      =========     =========

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

                          CORAM HEALTHCARE CORPORATION
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       DEBTORS      NON-DEBTORS   CONSOLIDATED
                                                                       --------     -----------   ------------
Net cash provided by (used in) continuing operations
   before reorganization items ...................................     $ (9,986)     $ 25,803      $ 15,817
Net cash used by reorganization items ............................       (5,469)            -        (5,469)
                                                                       --------      --------      --------
Net cash provided by (used in) continuing operations
   (net of reorganization items) .................................      (15,455)       25,803        10,348
                                                                       --------      --------      --------
Cash flows from investing activities:
   Purchases of property and equipment ...........................       (1,428)       (1,515)       (2,943)
   Cash advances from wholly-owned subsidiaries ..................       23,702       (23,702)            -
                                                                       --------      --------      --------
Net cash provided by (used in) investing activities ..............       22,274       (25,217)       (2,943)
                                                                       --------      --------      --------
Cash flows from financing activities:
   Principal payments of long-term debt and capital leases .......          (34)          (23)          (57)
   Refunds of deposits to collateralize letters of credit ........          413             -           413
   Cash distributions to minority interests ......................            -          (343)         (343)
                                                                       --------      --------      --------
Net cash provided by (used in) financing activities ..............          379          (366)           13
                                                                       --------      --------      --------
Net increase in cash from continuing operations ..................     $  7,198      $    220      $  7,418
                                                                       ========      ========      ========

Net cash used in discontinued operations .........................     $    (64)     $    (35)     $    (99)
                                                                       ========      ========      ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        DEBTORS      NON-DEBTORS   CONSOLIDATED
                                                                        --------     -----------   ------------
Net cash provided by (used in) continuing operations
   before reorganization items.....................................     $ (5,667)     $ 14,248      $  8,581
Net cash used by reorganization items .............................       (2,282)            -        (2,282)
                                                                        --------      --------      --------
Net cash provided by (used in) continuing operations
   (net of reorganization items) ..................................       (7,949)       14,248         6,299
                                                                        --------      --------      --------
Cash flows from investing activities:
   Purchases of property and equipment ............................       (1,779)       (1,064)       (2,843)
   Cash advances from wholly-owned subsidiaries ...................       12,782       (12,782)            -
   Proceeds from sale of business .................................            -            85            85
   Proceeds from dispositions of property and equipment ...........            1             4             5
                                                                        --------      --------      --------
Net cash provided by (used in) investing activities ...............       11,004       (13,757)       (2,753)
                                                                        --------      --------      --------
Cash flows from financing activities:
   Principal payments of long-term debt and capital leases ........          (34)           (4)          (38)
   Refunds of deposits to collateralize letters of credit .........          200             -           200
   Cash distributions to minority interests .......................            -          (397)         (397)
                                                                        --------      --------      --------
Net cash provided by (used in) financing activities ...............          166          (401)         (235)
                                                                        --------      --------      --------
Net increase in cash from continuing operations....................     $  3,221      $     90      $  3,311
                                                                        ========      ========      ========

Net cash used in discontinued operations...........................     $      -      $      -      $      -
                                                                        ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation ("CHC") and its subsidiaries (collectively "Coram" or the "company") that is based on the beliefs of Coram management, as well as assumptions made by, and information currently available to, management. The company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. ("CI") (CHC and CI are hereinafter collectively referred to as the "Debtors") and certain other factors, which are described in greater detail in Coram's Annual Report on Form 10-K/A Amendment No. 2 (the "Form 10-K/A") for the year ended December 31, 2002 under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this report. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the filing date of this report or to reflect the occurrence of unanticipated events.

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

    BACKGROUND AND CERTAIN IMPORTANT BANKRUPTCY COURT ACTIVITIES

    During 2003 and 2002, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as, outsourced hospital compounding services. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. Additionally, management plans to open new infusion branches in San Antonio, Texas and Amherstburg, Ontario Canada on or about October 1, 2003.

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

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. filed a competing proposed Liquidating Chapter 11 Plan. A complete description of such plan is set forth in the disclosure statement filed contemporaneously therewith, which is available on the docket of the Resource Network Subsidiaries' bankruptcy cases at docket numbers 1003 and 1004. The Chapter 11 trustee has objected to the disclosure statement. The agreements that R-Net had for the provision of ancillary network management services have been terminated and R-Net is no longer providing any ancillary network management services. Additionally, all of the R-Net locations have been closed in connection with its proposed liquidation. Coram employees who were members of the Resource Network Subsidiaries' Board of Directors resigned and only the Chief Restructuring Officer appointed by the Bankruptcy Court remains on the R-Net Board of Directors to manage the liquidation of the R-Net business.

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

     -    cancellation of the issued and outstanding CI Series A Preferred
            Stock, and

     - a $7.5 million reduction in certain performance bonuses payable to the company's former Chief Executive Officer.

     Under certain circumstances, as more fully disclosed in the Second Disclosure Statement, the general unsecured claim holders could have been entitled to receive a portion of the $10.0 million cash consideration allocated to the holders of CHC equity interests.

     The Second Joint Plan was subject to a vote by certain impaired creditors and equity holders and confirmation by the Bankruptcy Court. On September 6, 2001 and September 10, 2001, hearings before the Bankruptcy Court considered the adequacy of the Second Disclosure Statement. In connection therewith, the Equity Committee, as well as the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy cases, filed objections. Notwithstanding the aforementioned objections, the Second Disclosure Statement was approved by the Bankruptcy Court for distribution to holders of certain claims entitled to vote on the Second Joint Plan. On or about September 21, 2001, the Debtors mailed ballots to those parties entitled to vote on the Second Joint Plan.

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

     (IV) APPOINTMENT OF A CHAPTER 11 TRUSTEE AND BANKRUPTCY RELATED ACTIVITIES DURING THE YEAR ENDED DECEMBER 31, 2002

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

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors' Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the Bankruptcy Court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession.

     Furthermore, Chapter 11 of the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor's business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor's board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors' management rights and responsibilities, he is doing so without any pervasive changes to the company's existing management or organizational structure, other than, as further discussed below, the acceptance of Daniel D. Crowley's resignation effective March 31, 2003.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through August 15, 2003, the Bankruptcy Court has adjudicated only one final fee application. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) maintenance of the Debtors' existing bank accounts, (ii) continued use of the company's business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies and procedures.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the Debtors' restructuring and reorganization. The services may include, subject to the Chapter 11 trustee's discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of stakeholders' claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002.

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

     (V)  BANKRUPTCY RELATED ACTIVITIES SUBSEQUENT TO DECEMBER 31, 2002

     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the "Transition Agreement"), effective January 1, 2003, with Mr. Crowley to have him serve as CHC's Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee's motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court's belief that Mr. Crowley, contrary to his representations, has continued to seek remuneration from one of CI's noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003. During the period January 1, 2003 through March 31, 2003, the company paid Mr. Crowley based on the executed Transition Agreement. The Chapter 11 trustee has requested repayment from Mr. Crowley of all amounts paid in the 2003 period for the bi-weekly salary difference between the expired employment agreement and the Transition Agreement.

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

     The employment contract with Allen J. Marabito, Executive Vice President, General Counsel and Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue Mr. Marabito's employment in his prior capacity and Mr. Marabito has also assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito's employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. On May 19, 2003, Mr. Marabito released the company from all contractual obligations pertaining to his incentive compensation for the year ended December 31, 2002 (i.e., the 2002 MIP of approximately $1.05 million which remained subject to Chapter 11 trustee and Bankruptcy Court approvals) and such amount is reflected in the company's condensed consolidated statements of income as a reduction in general and administrative expenses during the three and six month periods ended June 30, 2003. In consideration thereof, Mr. Marabito was granted a retention bonus of $380,000 under the company's 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito's services could have a material adverse effect on the company.

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

     On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the Debtors and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the "Trustee's Plan"). Additionally, on June 24, 2003 the Chapter 11 trustee filed the Second Amended Disclosure Statement with Respect to the Trustee's Plan (the "Trustee's Disclosure Statement"). On June 26, 2003, the Bankruptcy Court, entered an order (i) approving the Trustee's Disclosure Statement, (ii) approving the form of the ballot to be distributed in connection with the voting on the Trustee's Plan, (iii) establishing procedures for solicitation of votes on the Trustee's Plan, (iv) establishing a voting deadline and procedures for tabulation of votes on the Trustee's Plan and (v) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Trustee's Plan. True and correct copies of the Trustee's Plan and the Trustee's Disclosure Statement are attached as Exhibits
99.1 and 99.2, respectively, to the Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

     On December 19, 2002, the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the "Equity Committee's Plan"). Additionally, on June 26, 2003 the Equity Committee filed the Third Amended Disclosure Statement with Respect to the Equity Committee's Plan (the "Equity Committee's Disclosure Statement"). On June 26, 2003, the Bankruptcy Court entered an order (i) approving the Equity Committee's Disclosure Statement, (ii) appointing a balloting agent, (iii) approving the form of the ballot to be distributed in connection with the voting on the Equity Committee's Plan, (iv) establishing procedures for solicitation of votes on the Equity Committee's Plan, (v) establishing a voting deadline and procedures for tabulation of votes on the Equity Committee's Plan and (vi) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Equity Committee's Plan, and the objections thereto filed by the Chapter 11 trustee. True and correct copies of the Equity Committee's Plan and the Equity Committee's Disclosure Statement are attached as Exhibits 99.3 and 99.4, respectively, to the Form 8-K filed with the Securities and Exchange Commission on July 11, 2003.

     Pursuant to the Bankruptcy Court's order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee's Plan and the Equity Committee's Plan. Additionally, in accordance with the Bankruptcy Court's order, on or about July 14, 2003, the balloting agent transmitted the Chapter 11 trustee's and the Equity Committee's solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. As of August 15, 2003, voting on each of the plans of reorganization remains open.

     Each of the Trustee's Plan and the Equity Committee's Plan remain subject to confirmation by the Bankruptcy Court. The hearing to consider confirmation of each such plan of reorganization and any objections thereto is scheduled to commence at 9:30 a.m. Eastern Daylight Time on September 9, 2003. The deadline to object to confirmation of each of the plans of reorganization was August 7, 2003 and, in connection therewith, certain objections have been filed against both plans of reorganization.

     (VI) OTHER BANKRUPTCY-RELATED DISCLOSURES

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors' operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the company's condensed consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy

Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors' assets also are stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue pursuit of their claims against the Debtors or the Debtors' insurance carriers. See Note 10 to the company's condensed consolidated financial statements for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries' bankruptcy proceedings.

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

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole common shareholder of Coram, Inc. Upon motion of the defendants and after a hearing held on June 5, 2003, the Bankruptcy Court dismissed the aforementioned adversary proceeding by an order dated June 19, 2003 and preserved issues concerning post-petition interest for determination in connection with confirmation hearings on the Trustee's Plan and the Equity Committee's Plan, provided that, to the extent that an equitable objection to confirmation is raised, the Bankruptcy Court will treat the CI Series A Preferred Stock and the CI Series B Preferred Stock as debt and deal with the issue of whether post-petition interest will be allowed in accordance with the provisions of the Bankruptcy Code concerning post-petition interest on debt.

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

     Effective August 8, 2000, the company began presenting its consolidated financial statements in accordance with the provisions of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

    Management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical accounting policies in relation to the company's consolidated financial statements, as well as those that most require important and substantive management judgment. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving and enhancing its enterprise-wide information systems. For a description of these critical accounting policies, refer to Note 2 to the company's audited consolidated financial statements and "Critical Accounting Policies" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Coram's Annual Report on Form 10-K/A for the year ended December 31, 2002.

     Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. For a description of these critical accounting policies, refer to Note 8 to the company's audited consolidated financial statements in Coram's Annual Report on Form 10-K/A for the year ended December 31, 2002. Moreover, because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company's liabilities will be impacted by their settlement value pursuant to a plan or plans of reorganization set forth by the Chapter 11 trustee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company's goodwill is premised on several highly judgmental assumptions, including, among other things, the company's enterprise value and the final disposition of the company's pre-petition liabilities. Accordingly, the company's goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination. If the company recognizes a material goodwill impairment charge during 2003, stockholders' equity may be less than $75 million as of December 31, 2003, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2004. The potential material adverse effects of noncompliance with Stark II on the company's financial condition and business operations are described in more detail in Note 10 to the company's condensed consolidated financial statements.

RESULTS OF OPERATIONS

    As discussed in Note 3 to the company's condensed consolidated financial statements, R-Net's operating results are included in discontinued operations; however, for the three and six months ended June 30, 2003 and 2002 the Resource Network Subsidiaries had no operations.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

    Net Revenue. Net revenue increased $11.9 million or 11.0% to $120.3 million during the three months ended June 30, 2003 from $108.4 million during the three months ended June 30, 2002. As a result of management's continued focus on the delivery of the company's core infusion therapies, which include coagulant and blood clotting ("Factor"), intravenous immunoglobulin ("IVIG"), anti-infective, pain management and total parenteral nutrition therapies (collectively the "Core Infusion Therapies"), net revenue from such therapies increased $7.8 million or 10.3% during the three months ended June 30, 2003 from the three months ended June 30, 2002. Also contributing to the consolidated net revenue increase is a $3.8 million improvement (approximately 13.2%) in the company's non-core infusion therapies, such as therapies corresponding to the Food and Drug Administration ("FDA") approved drugs Synagis and Remicaid. However, no individual non-core therapy represented more than 5% of the company's net revenue during the three months ended June 30, 2003 or 2002. The company's Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

    During the three months ended June 30, 2003 and 2002, approximately $6.9 million and $7.5 million, respectively, of the company's consolidated net revenue related to a capitated fee agreement that provides services to members in the California marketplace (the "California Capitated Fee Contract"). The underlying two year agreement expired by its terms on December 31, 2002 but it is subject to automatic annual renewals absent a written termination notice from one of the contracting parties. The company and one of its affiliated California partnerships continue to render services subject to the automatic renewal provisions of the contract. On February 28, 2003, the contracted payer invited Coram, as well as a limited group of other providers, to respond to a request for proposal ("RFP") that covers the services provided exclusively by Coram. Subsequent to Coram's written response to the RFP, the company was invited to participate in oral presentations in May 2003. Management anticipates that the payer will select a provider or providers no later than August 2003 and the new contract or contracts will become effective January 1, 2004. Management can provide no assurances that the company will successfully procure such contract on economic and operational terms that are favorable to the company. The loss of the California Capitated

Fee Contract or significant modifications to the terms and conditions of such contract could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership. See Note 1 to the company's condensed consolidated financial statements for further details.

    Management was recently notified that, effective October 1, 2003, four provider contracts that ultimately fall under the purview of a single national health insurance carrier have been terminated. Additionally, during 2002 two other provider contract terminations in the state of Illinois (one with the company and one with an unconsolidated joint venture) were also terminated by the national health insurance carrier. During the three months ended June 30, 2003 and 2002, the terminated contracts represented approximately $1.1 million and $1.7 million of consolidated net revenue, respectively, and during the three months ended June 30, 2003 and 2002, all provider contracts under this national health insurance carrier represented approximately $2.8 million and $4.4 million of consolidated net revenue, respectively. See Note 1 to the company's condensed consolidated financial statements for further details.

    Gross Profit. Gross profit increased $4.6 million to $35.9 million or a gross margin of 29.8% during the three months ended June 30, 2003 from $31.3 million or a gross margin of 28.9% during the three months ended June 30, 2002. During the three months ended June 30, 2003, the company's gross margin percentage was favorably impacted by declining acquisition costs for Factor and IVIG products (principally due to an overall increase in related product availability in the marketplace during such period). Additionally, gross margin during the three months ended June 30, 2003 was favorably impacted by a larger proportion of IVIG and anti-infective therapies in the company's revenue mix (such therapies generally have a lower product cost as a percentage of net revenue than the company's non-core therapies). No assurances can be given that the company will continue to benefit from favorable acquisition costs for Factor and IVIG products. Price increases or the lack of product availability could have a materially adverse effect on the company's financial condition, results of operations and liquidity.

    Partially offsetting the aforementioned favorable gross margin trends during the three months ended June 30, 2003 was an incremental increase of approximately $1.1 million in nursing and pharmacy salaries and related contract labor that were precipitated by an overall labor shortage. Additionally, during 2003 the company experienced higher workers' compensation insurance costs and increased health and welfare self-insurance costs.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $1.7 million or 8.0% to $23.0 million during the three months ended June 30, 2003 from $21.3 million during the three months ended June 30, 2002. During 2003, the company incurred incremental costs of (i) $1.2 million to enhance and reward its sales and marketing force and (ii) $1.1 million in reimbursement personnel and related temporary labor costs. Additionally, during 2003 the company experienced increased health and welfare self-insurance costs of $0.3 million and a $0.2 million increase in legal fees relating to certain ongoing litigation (see Note 10 to the company's condensed consolidated financial statements for further details of litigation matters).

    Partially offsetting the above SG&A expense increases were (i) a $0.8 million decrease in management incentive compensation (principally due to a reversal of the company's Executive Vice President incentive compensation for the year ended December 31, 2002, which was recognized during the three months ended June 30, 2003 (see Note 2 to the company's condensed consolidated financial statements for further details)), and (ii) a $0.4 million decrease in depreciation expense primarily related to the implementation of new information systems during the three months ended June 30, 2002 wherein certain temporary transitional components of such new information systems became fully depreciated during that period.

    In addition to the aforementioned changes the company experienced an overall increase in SG&A expenses attributable to revenue growth and inflation.

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $4.2 million or 3.5% of net revenue during the three months ended June 30, 2003, compared to $5.1 million or 4.7% of net revenue during the three months ended June 30, 2002. The decrease in the provision for uncollectible accounts as a percentage of revenue during the three months ended June 30, 2003 is primarily due to the recognition of a $0.6 million recovery from payer settlement negotiations related to certain of the company's aged commercial accounts receivable (see Note 1 to the company's condensed consolidated financial statements for further details). Also contributing to the decrease in the provision for uncollectible accounts as a percentage of net revenue was the realization of a modest increase in overall cash collections. The 2003 provision for estimated uncollectible accounts reflects management's best estimate of bad debt expense for the year ending December 31, 2003; however, there can be no assurances that such provisions will be adequate, that favorable cash collection trends will continue or that factors adversely affecting the company's bad debt expense will not arise in the future.

    Interest Expense. Interest expense was $0.4 million during both the three months ended June 30, 2003 and 2002. Both periods primarily reflect the recognition of interest expense on the proposed settlement with the Internal Revenue Service, which is more fully described in Note 8 to the company's condensed consolidated financial statements. Both periods also reflect the non-recognition of interest expense related to certain notes issued in connection with the Securities Exchange Agreement subsequent to the execution of debt-for-equity exchange agreements on December 29, 2000, December 31, 2001 and December 31, 2002, which qualified as troubled debt restructurings (see Notes 7 and 9 to the company's condensed consolidated financial statements for further details).

    Other Income (Expense), Net. During the three months ended June 30, 2002, the company recognized $1.0 million in other income (expense), compared to a nominal amount during the three months ended June 30, 2003. During 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The company, with approvals from the Chapter 11 trustee and the Bankruptcy Court, entered into a settlement agreement whereby the aforementioned escrow deposit was realized by the company in October 2002.

    Reorganization Expenses, Net. During the three months ended June 30, 2003 and 2002, the company recognized $4.1 million and $0.5 million, respectively, of net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, a key employee retention plan, Office of the United States Trustee fees and other expenditures during the Chapter 11 bankruptcy proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The increased expense during 2003 was partially attributable to a $1.3 million expense recognized under the 2003 Key Employee Retention Plan, whereas no comparable expense was incurred during 2002. Moreover, during the three months ended June 30, 2003 and 2002, the company recorded $2.9 million and $0.6 million, respectively, of bankruptcy-related professional fees. Such professional fees were higher during 2003 primarily due to the increased level of legal activity related to the competing plans of reorganization proposed by the Chapter 11 trustee and the Equity Committee (see Note 2 to the company's condensed consolidated financial statements for further details about the competing plans of reorganization).

    Income Tax Expense. See Note 8 to the company's condensed consolidated financial statements for discussion of variances between the statutory income tax rate and the company's effective income tax rates.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

    Net Revenue. Net revenue increased $23.0 million or 10.9% to $233.4 million during the six months ended June 30, 2003 from $210.4 million during the six months ended June 30, 2002. As a result of management's continued focus on the delivery of the company's Core Infusion Therapies, net revenue from such therapies increased $13.4 million or 9.2% during the six months ended June 30, 2003 from the six months ended June 30, 2002. Also contributing to the consolidated net revenue increase is an $8.9 million improvement (approximately 15.6%) in the company's non-core infusion therapies, such as therapies corresponding to the FDA approved drugs Synagis and Remicaid. However, no individual non-core therapy represented more than 5% of the company's net revenue during the six months ended June 30, 2003 or 2002. The company's Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

    During the six months ended June 30, 2003 and 2002, approximately $13.1 million and $14.7 million, respectively, of the company's consolidated net revenue related to the California Capitated Fee Contract. See Note 1 to the company's condensed consolidated financial statements for further details of this contract, which is currently subject to an ongoing RFP process.

    As discussed above under Net Revenue for the three months ended June 30, 2003 and 2002, certain provider contracts were recently terminated by a national health insurance carrier. During the six months ended June 30, 2003 and 2002, the terminated contracts represented approximately $2.9 million and $3.5 million of consolidated net revenue, respectively, and during the six months ended June 30, 2003 and 2002, all provider contracts under this national health insurance carrier represented approximately $6.9 million and $8.4 million of consolidated net revenue, respectively. See Note 1 to the company's condensed consolidated financial statements for further details.

    Gross Profit. Gross profit increased $3.9 million to $62.9 million or a gross margin of 26.9% during the six months ended June 30, 2003 from $59.0 million or a gross margin of 28.0% during the six months ended June 30, 2002. During the six months ended June 30, 2003, the company's gross margin percentage was favorably impacted by declining acquisition costs for Factor and IVIG products (principally due to an overall increase in related product availability in the marketplace during such period). Additionally, gross margin during the six months ended June 30, 2003 was favorably impacted by a larger proportion of IVIG and anti-infective therapies in the company's revenue mix (such therapies generally have a lower product costs as a percentage of net revenue than the company's non-core therapies). No assurances can be given that the company will continue to benefit from favorable acquisition costs for Factor and IVIG products. Price increases or lack of the product availability could have a materially adverse effect on the company's financial condition, results of operations and liquidity.

    Notwithstanding the aforementioned favorable gross margin trends during the six months ended June 30, 2003, the company's overall gross margin percentage declined primarily due to a $3.4 million charge for the purchase of a malpractice insurance tail policy. Also adversely effecting the 2003 gross margin was an incremental increase of approximately $2.7 million in nursing and pharmacy salaries and related contract labor that were precipitated by an overall labor shortage. Additionally, during 2003 the company experienced higher workers' compensation insurance costs and increased health and welfare self-insurance costs.

    Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $3.7 million or 8.7% to $46.0 million during the six months ended June 30, 2003 from $42.3 million during the six months ended June 30, 2002. During 2003, the company incurred incremental costs of (i) $ 2.1 million to enhance and reward its sales and marketing force and (ii) $1.9 million in reimbursement personnel and related temporary labor costs. Additionally, during 2003 the company experienced increased health and welfare self-insurance costs of $0.3 million and a $0.5 million increase in legal fees relating to certain ongoing litigation (see Note 10 to the company's condensed consolidated financial statements for further details of the company's litigation matters).

    Partially offsetting the above SG&A expense increases were (i) a $0.7 million decrease in management incentive compensation (principally due to a reversal of the company's Executive Vice President incentive compensation for the year ended December 31, 2002, which was recognized during the six months ended June 30, 2003 (see Note 2 to the company's condensed consolidated financial statements for further details)), (ii) a $0.5 million decrease in amortization expense related to the company's commercial payer contracts intangible asset, which became fully amortized during the six months ended June 30, 2002 and (iii) a $0.3 million decrease in depreciation expense primarily related to the implementation of new information systems during the six months ended June 30, 2002 wherein certain temporary transitional components of such new information systems became fully depreciated during that period.

    In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to revenue growth and inflation.

    Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $7.7 million or 3.3% of net revenue during the six months ended June 30, 2003, compared to $8.2 million or 3.9% of net revenue during the six months ended June 30, 2002. The decrease in the provision for uncollectible accounts as a percentage of revenue during the six months ended June 30, 2003 is primarily due to the recognition of $1.1 million of recoveries from payer settlement negotiations related to certain of the company's aged commercial accounts receivable (see Note 1 to the company's condensed consolidated financial statements for further details). Also contributing to the decrease in the provision for uncollectible accounts as a percentage of net revenue was the realization of a modest increase in the company's overall cash collections. The 2003 provision for estimated uncollectible accounts reflects management's best estimate of bad debt expense for the year ending December 31, 2003; however, there can be no assurances that such provisions will be adequate, favorable cash collection trends will continue or that factors adversely affecting the company's bad debt expense will not arise in the future.

    Interest Expense. Interest expense was $0.7 million and $0.8 million during the six months ended June 30, 2003 and 2002, respectively. Both periods primarily reflect the recognition of interest expense on the proposed settlement with the Internal Revenue Service, which is more fully described in Note 8 to the company's condensed consolidated financial statements. Both periods also reflect the non-recognition of interest expense related to certain notes issued in connection with the Securities Exchange Agreement subsequent to the execution of debt-for-equity exchange agreements on December 29, 2000, December 31, 2001 and December 31, 2002, which qualified as troubled debt restructurings (see Notes 7 and 9 to the company's condensed consolidated financial statements for further details).

    Equity in Net Income of Unconsolidated Joint Ventures. Equity in net income of unconsolidated joint ventures decreased by a nominal amount during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. However, the 2003 results were negatively impacted by the ongoing liquidation of one of the company's unconsolidated joint ventures in the Chicago, Illinois marketplace. As of June 30, 2003, substantially all operations of such unconsolidated joint venture have ceased. Offsetting such unfavorable financial results were increased earnings from certain other unconsolidated joint ventures.

    Additionally, one of Coram's unconsolidated California partnerships derived approximately 37.1% and 39.2% of its net revenue during the six months ended June 30, 2003 and 2002, respectively, from services provided under the California Capitated Fee Contract. See Note 1 to the company's condensed consolidated financial statements for further details of this contract, which is currently subject to an ongoing RFP process.

    Gain on Sale of Business. During January 2002, the company finalized the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. See Note 2 to the company's condensed consolidated financial statements for further details.

    Other Income (Expense), Net. During the six months ended June 30, 2002, the company recognized $1.0 million in other income (expense), compared to a nominal amount during the six months ended June 30, 2003. During 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The company, with approvals from the Chapter 11 trustee and the Bankruptcy Court, entered into a settlement agreement whereby the aforementioned escrow deposit was realized by the company in October 2002.

    Reorganization Expenses, Net. During the six months ended June 30, 2003 and 2002, the company recognized $5.9 million and $2.5 million, respectively, of net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, a key employee retention plan, Office of the United States Trustee fees and other expenditures during the Chapter 11 bankruptcy proceedings, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The increased expense during 2003 was partially attributable to a $1.3 million expense recognized under the 2003 Key Employee Retention Plan, whereas no comparable expense was incurred during 2002. Moreover, during the six months ended June 30, 2003 and 2002, the company recorded $4.7 million and $2.7 million, respectively, of bankruptcy-related professional fees. Such professional fees were higher during 2003 primarily due to the increased level of legal activity related to the competing plans of reorganization proposed by the Chapter 11 trustee and the Equity Committee (see Note 2 to the company's condensed consolidated financial statements for further details about the competing plans of reorganization).

    Income Tax Expense. See Note 8 to the company's condensed consolidated financial statements for discussion of variances between the statutory income tax rate and the company's effective income tax rates.

    Loss from Disposal of Discontinued Operations. During the six months ended June 30, 2003, the company recorded a $0.1 million loss from disposal of discontinued operations. Such amount represents legal costs for certain pending litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with corresponding indemnifications provided to the company's officers and directors in the Resource Network Subsidiaries' bankruptcy proceedings/litigation. See Notes 3 and 10 to the company's condensed consolidated financial statement for further details.

    Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2002, the company recognized a transitional goodwill impairment charge of approximately $71.9 million related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). In accordance with the provisions of Statement 142, such charge was retroactively recorded in the company's condensed consolidated financial statements as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002. See Note 6 to the company's condensed consolidated financial statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

     Bankruptcy Proceedings. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on August 8, 2000. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company's other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company's other subsidiaries is a debtor in any bankruptcy case. Although the filing of the Bankruptcy Cases constitutes an event of default under the company's principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases of non-residential real property. Parties effected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and the applicable rules. See Note 2 to the company's condensed consolidated financial statements for further details of the Bankruptcy Cases.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at June 30, 2003 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and other Debt Obligations. During the six months ended June 30, 2003 and through August 15, 2003, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company's ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility would require the approval of the Chapter 11 trustee and the Bankruptcy Court.

     The table below summarizes the company's debt, lease and purchase obligations for the years ending June 30 (in thousands). See Notes 7 and 10 to the company's condensed consolidated financial statements for further details regarding such matters. The company intends to finance its debt, lease and purchase obligations with available cash balances and cash provided by operations.

                                    Totals       2004        2005         2006       2007        2008     Thereafter
                                    -------     -------     -------     -------     -------     -------   -----------
Series B Notes in default .....     $ 9,000     $ 9,000     $     -     $     -     $     -     $     -     $     -
Capital leases, excluding
    interest ..................       1,391         204         467         720           -           -           -
Other long-term debt ..........         214         181          33           -           -           -           -
Operating leases ..............      25,250       9,015       6,951       4,647       2,278       1,371         988
Purchase obligations ..........       6,770       3,653       2,200         917           -           -           -
                                    -------     -------     -------     -------     -------     -------     -------
    Totals ....................     $42,625     $22,053     $ 9,651     $ 6,284     $ 2,278     $ 1,371     $   988
                                    =======     =======     =======     =======     =======     =======     =======

     The company's Series B Notes were not paid on their June 30, 2003 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. See Note 7 to the company's condensed consolidated financial statements for further details. Series B Note repayments, if any, will require approval of both the Chapter 11 trustee and the Bankruptcy Court because such amount represents a pre-petition liability.

     In connection with management's decision to replace the company's entire fleet of Sabratek Corporation 3030 pole-mounted pumps, the Bankruptcy Court approved a motion on April 29, 2003 that authorized the company to enter into a three year agreement with B. Braun Medical, Inc. ("B. Braun") to lease 1,000 Vista Basic pumps (the "Lease Agreement"). The Lease Agreement, which became effective in May 2003, includes an aggregate commitment, including related interest, of approximately $1.5 million. As a result, the company is required to pay B. Braun approximately $0.3 million, $0.5 million and $0.7 million during the first, second and third years of the Lease Agreement. Upon expiration of the Lease Agreement, the company has the option to acquire the leased Vista Basic pumps at a bargain purchase price of $1 per pump. The Lease Agreement contains customary covenants and events of default, as well as, remedies available to B. Braun if the company is in violation thereof, including, but not limited to, (i) termination of the Lease Agreement, (ii) return of the leased Vista Basic pumps to B. Braun and/or (iii) recovery from the company of any unpaid amounts as of the date of default and all amounts remaining under the unexpired term of the Lease Agreement. Management believes that the company will comply with the terms and conditions of the Lease Agreement; however, there can be no assurances thereof or what remedies, if any, would be invoked by B. Braun in the event of default.

     In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA ("Wells Fargo"), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of certain preferred stock issued by Coram, Inc.). Such letters of credit aggregated approximately $0.4 million at August 15, 2003 and are fully secured by interest-bearing cash deposits held by Wells Fargo. The outstanding letters of credit have maturity dates in September 2003 ($75,000) and February 2004 ($278,000). Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients' medical needs.

     General. The company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company's leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. See Note 2 to the company's condensed consolidated financial statements for further details of the Bankruptcy Cases. The company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company's financing agreements, the ability to obtain necessary financing to fund a proposed settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as "Stark II") and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

    Coram used cash on hand and cash generated from operations to fund its capital asset purchases, reorganization activities and working capital requirements for the six months ended June 30, 2003. Working capital increased approximately $1.9 million to $67.5 million at June 30, 2003 from $65.6 million at December 31, 2002. This change in working capital is primarily due to: (i) a $7.3 million increase in cash and cash equivalents, (ii) an increase in net accounts receivable of $2.4 million, (iii) a $3.4 million increase in other current assets, (iv) a decrease of $1.9 million in inventories, (v) a $3.2 million increase in accrued compensation and related liabilities, (vi) a $2.0 million increase in an insurance note payable and (vii) a $4.4 million increase in all other current liabilities, including deferred income taxes.

    Cash used in investing activities for the six months ended June 30, 2003 was approximately $2.9 million, including $1.6 million for property and equipment purchased in the normal course of business and $1.3 million for the purchase of 1,000 B. Braun Vista Basic pumps.

    Cash provided by financing activities for the six months ended June 30, 2003 was a nominal amount. However, the components thereof included approximately $0.4 million related to refunds of deposits to collateralize the company's letters of credit, offset by cash distributions paid to minority interests of $0.3 million and debt and capital lease principal repayments of $0.1 million.

    Management believes that the net costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2003 and thereafter. These costs principally consist of professional fees and expenses and employee retention payments. On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court's decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until some time after confirmation of a plan or plans of reorganization. Through August 15, 2003, the Bankruptcy Court has adjudicated only one final fee application. The company intends to fund the costs of the Bankruptcy Cases with available cash balances and cash provided by operations.

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

    The former principal supplier of Coram's infusion pumps, Sabratek Corporation ("Sabratek"), filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation ("Baxter") purchased certain Sabratek assets, including Sabratek's pump manufacturing division, and continued to produce the related tubing and infusion sets needed to operate the Sabratek 6060 Homerun Pumps (the "6060 Pumps") that are used by Coram. Management expects that Baxter will extend the period during which it will produce the tubing and infusion sets necessary for operation of the 6060 Pumps; however, no assurances can be given that Baxter will provide such an extension. Moreover, the company's fleet of 6060 Pumps requires certain costly software and hardware upgrades and such pumps are currently experiencing significant and recurring repairs that are not covered under warranty. The upgrades and extensive ongoing repairs will necessitate a substantial cash outlay by the company and, in the case of upgrades, would temporarily remove numerous company-owned pumps from revenue-producing activities (thereby requiring the company to lease incremental pumps on a month-to-month basis). Given the issues surrounding the 6060 Pumps, management is currently evaluating several alternatives, including replacement of the entire fleet of approximately 4,800 units. No assurances can be given that the company will develop an alternative that will be economically viable, including identification of a source of long-term financing, or meet with the approval of the Chapter 11 trustee and the Bankruptcy Court.

    On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the "2003 KERP"), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the "2003 KERP Compensation") and (ii) other payments of approximately $0.3 million to certain branch management personnel (the "Branch Incentive Compensation"). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the "Second Payment Date"). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. Approximately $1.8 million, representing the first installment of the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003. The company intends to fund the remaining 2003 KERP Compensation with available cash balances and cash provided by operations.

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

     In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2 to the company's condensed consolidated financial statements, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley's incentive, retention or success bonuses, which are accrued in the company's condensed consolidated financial statements, will result from a final confirmed plan or plans of reorganization. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of such bonuses and incentive compensation, as well as, all other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in any future litigation.

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

     In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers ("D&O"), General and Professional Liability ("GLPL") and certain other risk management insurance policies. In connection therewith, in 2001 the Bankruptcy Court approved a motion filed by the Debtors to enter into an insurance premium financing agreement with AICCO, Inc. to finance certain GLPL premiums for the 2001 policy year. In April 2003, pursuant to the order previously entered by the Bankruptcy Court, the Debtors entered into another premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the "2003 Financing Agreement") to finance the premiums under certain insurance policies. Pursuant to the terms of the 2003 Financing Agreement, the Debtors made a down payment of approximately $1.5 million in May 2003 and financed approximately $2.8 million. Commencing on May 15, 2003, the amount financed is being paid in seven monthly installments of approximately $0.4 million, including interest at a rate of 3.75% per annum. The 2003 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies. In addition, Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2003 Financing Agreement. The company generally funds its insurance premiums and/or related financing agreements with available cash balances and cash provided by operations. No assurances can be given that the company will be able to obtain and/or maintain adequate D&O, GLPL and malpractice insurance coverage beyond the expiration of the current policies, which is generally in early 2004. In the event that the company is unable to obtain and/or maintain such insurance at a price that is economically viable, there could be a material adverse effect on the company's operations and liquidity.

     In November 2001, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the "R-Net Creditors' Committee") filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company's debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries' estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors' claims against the Resource Network Subsidiaries, punitive damages and attorneys' fees. The Debtors initially objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors' estates; however, the Debtors' non-debtor subsidiaries have no such protection and, accordingly, they are vigorously contesting the allegations.

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

     The Trustee's Plan proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries' matters through the Settlement Agreement and Mutual Release arrangement (the "R-Net Settlement Agreement"), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors' Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries' Chief Restructuring Officer (the "R-Net Restructuring Officer"). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries' general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors' general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee's Plan, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries' bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries' bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with the above mentioned conditions precedent to the effectiveness of the R-Net Settlement Agreement, on August 12, 2003 the R-Net Restructuring Officer and the R-Net Creditors' Committee jointly filed a motion in the Bankruptcy Court in the Resource Network Subsidiaries' bankruptcy proceedings requesting approval of the R-Net Settlement Agreement. Such motion is scheduled for consideration before the Bankruptcy Court on August 29, 2003. Management cannot predict the outcome of the confirmation hearings on the Trustee's Plan, whether the Bankruptcy Court will approve the R-Net Settlement Agreement in the Resource Network Subsidiaries' bankruptcy proceedings or assess the wherewithal of the parties to comply with the other conditions precedent to the R-Net Settlement Agreement.

     The Equity Committee's Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee's Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, but not exceeding $6 million. The Chapter 11 trustee and other parties-in-interest have objected to the Equity Committee's Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries' claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable.

     Through June 30, 2003, the company incurred approximately $1.0 million in legal fees, including legal fees associated with indemnifications of the company's directors and officers related to the second amended complaint filed by the R-Net Creditors' Committee. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any appropriate insurance coverage for its directors and officers, who are also vigorously contesting the allegations. Management cannot reasonably estimate the ultimate cash requirements to settle the aforementioned Resource Network Subsidiaries' matters or any additional cash expenditures that may be required of the company relative to the liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings. Moreover, management cannot readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.


     Prior to the appointment of the Chapter 11 trustee, the CHC Board of Directors approved management's request to upgrade Coram's company-wide information systems. In connection therewith, the company entered into an agreement whereby a new financial, materials management, procurement, human resource and payroll (collectively the "Back Office") software package and related licenses were procured. The total purchase price for the Back Office software package was approximately $1.3 million. All of the Back Office modules were operational before June 30, 2002, except for the human resource and payroll software modules, which are scheduled to become operational on or about December 31, 2003. Additionally, management finalized negotiations with a third party vendor for the acquisition of a software system and appropriate upgrades thereto in order to replace the company's billing, accounts receivable, clinical and pharmacy systems (collectively the "Front Office") and, in connection therewith, the Chapter 11 trustee intends to file a motion in the Bankruptcy Court requesting authorization to enter into a contract with such third party vendor. Management expects to begin substantive implementation of the Front Office modules during 2003. In addition to the cost of the aforementioned Back Office software package, substantial internal and external costs have been and will continue to be incurred to implement the remaining Back Office (human resource and payroll modules) and Front Office software solutions, as well as, resolve certain residual functional issues in the Back Office modules (financial, materials management and procurement). Internal personnel time and expenses and external vendor consultation costs aggregating approximately $6.1 million were incurred through June 30, 2003 on these projects. Through June 30, 2003, the company also purchased certain hardware necessary to run the new information systems aggregating approximately $2.9 million; however, supplemental hardware and peripheral equipment will be required in order to support the new Front Office software suites. Although management cannot readily determine the aggregate costs to implement the Back Office and Front Office solutions and resolve the remaining functional issues in the current operating environment, the company plans to manage the timing of such efforts in order to fund its current and future information system requirements, including potentially substantial supplemental consulting services, with its available cash balances and cash provided by operations. Any disruptions to transaction processing may adversely affect management's ability to report, analyze and utilize data for purposes of making proactive business decisions and complying with various financial reporting requirements.

     On May 13, 2003, the Bankruptcy Court approved a motion requesting authorization to execute certain real property and construction agreements that pertain to a relocation of the company's information technology and CTI Network, Inc. operations from their current location in Bannockburn, Illinois to the company's existing branch location in Mount Prospect, Illinois. The Bannockburn facility lease expires by its own terms on August 31, 2003 and, as a result of prior consolidations, the Mount Prospect branch has excess capacity in its facility. Management projects that aggregate costs of approximately $1.4 million will be incurred before the end of the third quarter to complete this project (i.e., renovate the Mount Prospect branch, build a new data center and move the company's personnel and equipment to Mount Prospect). Through June 30, 2003 and August 15, 2003, approximately $0.1 million and $0.5 million, respectively, was paid by the company for such activities. Management intends to fund the aforementioned expenditures from available cash balances and cash provided by operations.

     The Bankruptcy Court order approving the B. Braun Lease Agreement further provided that, among other things, the company could assume an agreement with B. Braun to purchase drugs and supplies (the "Supply Agreement"). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company's purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter's purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company's business relationship with
B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $5.0 million at June 30, 2003, would have a material adverse effect on the company's financial position, liquidity and results of operations.

     The Food and Drug Administration recently approved clinical use of Aralast, which is a new drug used in the treatment of a rare genetic lung disorder known as Alpha-1 Antitrypsyn Deficiency. Baxter Healthcare Corporation ("Baxter"), the exclusive Aralast manufacturer, selected the company as one of only three national distributors of such drug. As a result, Baxter and the company entered into a purchase agreement (the "Purchase Agreement") wherein Baxter agreed to sell Aralast to the company on favorable terms and conditions and the company committed to minimum purchases of approximately $2.6 million (the "Minimum Aralast Commitment") during the period June 2, 2003 through December 30, 2003. In the event that the company fails to meet the Minimum Aralast Commitment for any reason, other than a force majeure or Baxter's termination of the Purchase Agreement without cause, Baxter will invoice the company a percentage of the difference between actual purchases and the Minimum Aralast Commitment. As of August 15, 2003, the remaining amount under the Minimum Aralast Commitment was approximately $2.4 million. Due to the anticipated clinical demand for Aralast, management believes that the purchases required to meet the Minimum Aralast Commitment will reasonably match the expected needs of the company's existing and prospective patients. However, if the Minimum Aralast Commitment is not satisfied, the penalty would result in an unfavorable effect on the company's liquidity and results of operations (e.g., at August 15, 2003, the maximum potential penalty would have been approximately $240,000).

     Effective December 3, 2002, the Chapter 11 trustee and the company entered into a three year telecommunication services agreement with AT&T Corporation ("AT&T") (the "Master Agreement") whereby the company will receive advantageous pricing and other favorable terms. Under the terms of the Master Agreement, the company committed to minimum annual telecommunication service purchases of approximately $2.2 million (the "Minimum Annual AT&T Commitment") commencing on the effective date of the Master Agreement. In the event that the company fails to meet the Minimum Annual AT&T Commitment, AT&T will invoice the company for the difference between the Minimum Annual AT&T Commitment and the actual services purchased during such measurement period. Under certain circumstances, AT&T, at its sole discretion, may reduce the Minimum Annual AT&T Commitment amount during any given period. Moreover, if certain material conditions are satisfied, in the third year of the agreement, the company may unilaterally terminate the contract without penalty. In the event that the Master Agreement is terminated by the company without cause or by AT&T for cause, the company will be required to pay an amount equal to 35% of the remaining Minimum Annual AT&T Commitment for the period in which the termination occurs and for all unexpired periods under the term of the Master Agreement. As of June 30, 2003, the company satisfied its purchase obligation for the first annual measurement period. Although no assurances can be given, management believes that the company's telecommunication service requirements will be sufficient to meet the Minimum Annual AT&T Commitment amounts through the remaining term of the Master Agreement. In the event that the Master Agreement is terminated and the 35% surcharge is invoked or the Minimum Annual AT&T Commitment is not met in a given period, the aforementioned AT&T supplemental charges could have a material adverse effect on the company's liquidity and results of operations.

     The company reached a proposed settlement agreement with the Internal Revenue Service (the "IRS") regarding a notice of deficiency previously issued by such taxing authority. The proposed settlement agreement was approved by the Joint Committee on Taxation and the Chapter 11 trustee. Moreover, management and the IRS have agreed in principle to a deferred payment plan. If approved by the Bankruptcy Court, the proposed settlement agreement and the deferred payment plan would collectively result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $9.7 million at August 15, 2003 and
(iii) penalties, if applicable, to be determined by the IRS in accordance with certain statutory guidelines. The federal income tax adjustments would also give rise to certain incremental state tax liabilities. If the Bankruptcy Court does not approve the proposed settlement or the deferred payment plan, the financial position and liquidity of the company could be materially adversely affected. Additionally, in connection with recently enacted legislation, during the year ended December 31, 2002 the company filed refund claims with the IRS requesting approximately $1.8 million of previously paid alternative minimum taxes, of which approximately $0.1 million was received by the company in February 2003. See Note 8 to the company's condensed consolidated financial statements for further details regarding the proposed settlement agreement and the deferred payment plan.

     State Medicaid agencies and their fiscal intermediaries periodically conduct payment reviews or audits of claims for services provided to Medicaid beneficiaries. In connection therewith, certain of the company's claims are currently being reviewed by, among others, Kansas Medicaid and Rhode Island Medicaid (see Note 10 to the company's condensed consolidated financial statements for further details). Although management believes that the company's billing practices are fundamentally sound and the company is in substantial compliance with state Medicaid billing requirements, the financial impact of Medicaid-related regulatory matters, if any, is currently unknown. In the event that the two aforementioned Medicaid matters or similar reviews/audits by other agencies result in adverse findings, the company could face civil, criminal and/or administrative claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to its financial condition, results of operations and liquidity.

     The Balanced Budget Act of 1997 (the "BBA"), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "BBRA"), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare & Medicaid Services ("CMS") reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after the publication of the final rule. As of August 15, 2003, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Medicare Part B suppliers. Virtually all of Coram's branches participate as suppliers in the Medicare Part B program. Similar bonding requirements are also being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Although there is currently no federal surety bond requirement in effect for Medicare Part B suppliers, if such a requirement becomes effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. Depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting the bonding requirements may be to obtain bonds through a qualified insurance carrier. However, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

     Certain administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require specified healthcare entities, including the company, to only use standard medical billing code sets and make standard electronic transactions available for all billing transactions. These new provisions are currently scheduled to take effect no later than October 16, 2003. These changes are having a critical impact on the company and its market segment because no standard billing mechanisms were available to the home infusion industry until January 2002. In order to comply with these new provisions, it may be necessary for the company to renegotiate or amend a significant number of its commercial payer contracts by October 16, 2003. The standard billing code sets available under the HIPAA provisions may require that the company separate certain elements of its services, thereby resulting in possible reductions of the overall revenue that the company may earn under its payer contracts. Additionally, several large commercial payers are seeking to attain HIPAA compliance by renewing their contracts with their providers on terms and conditions that may not be favorable to the provider, bidding out their provider services through an open proposal process, terminating existing provider contracts, requiring providers to contract with a third party administrator at less favorable rates and unilaterally imposing new billing codes and fee structures on existing providers. Moreover, the company's payers may experience difficulties and/or distractions as they strive to become HIPAA compliant, thereby potentially disrupting the company's cash collection and reimbursement activities. As a result of the aforementioned HIPAA compliance activities and payer contracting initiatives, the company may not be successful in negotiating new contracts and/or renewing existing contracts in order to provide timely and adequate levels of reimbursement and profitability.

     The company could also be impacted by Medicare reform legislation under consideration in the United States Congress. In June 2003, the Senate and the House of Representatives approved separate versions of sweeping legislation that, among other things, would provide expanded Medicare prescription drug coverage, modify payments to Medicare providers and institute administrative reforms to improve Medicare's operations. In particular, both versions would modify the current Part B drug reimbursement mechanism to further limit payments for drugs while increasing payment rates for professional services associated with drug administration. Of particular importance to the company are the proposed substantive Average Wholesale Price ("AWP") methodology changes in each version of the bill (for most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the AWP of the drugs as published by commercial pricing services). As an additional mechanism to reduce Medicare payments for physician-administered drugs, the House of Representatives' bill would also authorize the use of competitive bidding for Part B drugs, similar to specialty pharmacy/specialty distributor arrangements now used by some commercial health plans. Moreover, both bills include provisions designed to reduce Medicare reimbursement for durable medical equipment; savings would be achieved through a seven year freeze in payments under the Senate bill and through competitive bidding in the House of Representatives' version. Major differences between the two versions of the bill must be reconciled before the legislation could be signed into law. It is uncertain whether legislation ultimately will be enacted and, if so, what specific provisions would be adopted. Nevertheless, enactment of a Medicare reform law similar to the legislation currently under consideration, including substantive changes in the application of AWP for reimbursement purposes, could have a material adverse impact on the company's Medicare business, financial condition, results of operations and liquidity.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During the three months ended June 30, 2003, four additional provider contracts have been terminated, effective October 1, 2003, with the understanding that the company, at a minimum, must accept lower reimbursement rates in order for such contracts to be reinstated. Management is currently considering the company's alternatives with respect to the terminated contracts, which represented approximately 0.6% and 1.1% of the company's consolidated net revenue for the six months ended June 30, 2003 and 2002, respectively, and approximately 2.5% and 3.1% of the company's consolidated accounts receivable at June 30, 2003 and December 31, 2002, respectively. In June 2003, the company entered into a settlement agreement with one of the individual providers wherein certain aged accounts receivable were adjudicated and settlement proceeds of approximately $0.6 million were subsequently collected in July 2003. In the aggregate, approximately 2.9% and 4.0% of the company's consolidated net revenue for the six months ended June 30, 2003 and 2002, respectively, and approximately 6.6% and 7.0% of the company's consolidated accounts receivable at June 30, 2003 and December 31, 2002, respectively, were derived from the individual provider contracts that are within the purview of this national health insurance carrier. Management can provide no assurances that the remaining active provider contracts associated with this national health insurance carrier will continue under terms that are favorable to the company. Additionally, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will continue. The termination of additional provider contracts and/or the inability to collect outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company's results of operations, cash flows and financial condition.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lag between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core and non-core therapies, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from collections of accounts receivable may not be sufficient to cover the expenses associated with the company's business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company's expertise and managerial resources into certain reimbursement locations. In connection therewith, See Note 5 to the company's condensed consolidated financial statements for further discussion of certain critical reimbursement site consolidation activities. Moreover, during the three months ended June 30, 2003 the company transitioned all active patient accounts serviced by the Dallas, Texas reimbursement site to other reimbursement sites. The Dallas site currently maintains a small workforce to support resolution of certain inactive accounts from the company's other reimbursement centers. By consolidating to fewer sites, management expects to implement improved training, more easily standardize "best demonstrated practices," enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company's Patient Financial Service Centers and other related activities initiated by management (e.g., the Dallas reimbursement site realignment, etc.) will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding ("DSO") and/or unfavorable aging trends in its accounts receivable.

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

     As of June 30, 2003, the company had outstanding long-term debt and capital lease obligations of approximately $10.6 million, including $9.0 million of long-term debt which matured on June 30, 2003 and bore interest at 9.0% per annum; however, the $9.0 million was not paid on such date and the creditors' remedies are currently stayed pursuant to the Bankruptcy Cases. Because substantially all of the interest on the company's debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Notes 7 and 10 to the company's condensed consolidated financial statements for further details regarding its debt and capital lease obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

     The company performed an evaluation under the supervision and with the participation of its management, including the company's Executive Vice President, who is fulfilling the duties and responsibilities of the Chief Executive Officer and President of the company, and the Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon their evaluation, the company's Executive Vice President and the Chief Financial Officer concluded that the company's disclosure controls and procedures effectively ensure that the company records, processes, summarizes and reports in its public disclosures, including Securities and Exchange Commission reports, all information: (a) required to be disclosed, (b) within the time periods specified and (c) pursuant to processes that enable the company's management, including its principal executive and financial officers, as appropriate, to make timely decisions regarding disclosure.

     There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that could have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 10 to the company's condensed consolidated financial statements contained in this report and are incorporated herein by reference.

     The company is also a party to various other legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such other actions will not have a material adverse effect on the financial position, results of operations or liquidity of the company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company's principal debt agreements is set forth in
Note 7 to the company's condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         10.1      - Purchase Agreement, dated May 29, 2003, by and between
                     Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Purchase Agreement has been filed with the Securities and Exchange Commission.

         10.2      - Settlement Agreement and Mutual Release, dated May 2,
                     2003, by and among Hobart G. Truesdell, in his capacity as Chief Restructuring Officer of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Coram Resource Network, Inc., Coram Independent Practice Association, Inc., the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Arlin M. Adams, in his capacity as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., Coram Healthcare Corporation and Coram, Inc. This settlement agreement resolves certain claims and counterclaims amongst the aforementioned parties.

         31.1      - Chief Executive Officer Certification pursuant to Rule
                     13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

         31.2      - Chief Financial Officer Certification pursuant to Rule
                     13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

         32.1      - Chief Executive Officer Certification pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         32.2      - Chief Financial Officer Certification pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         99.1      - Chapter 11 Trustee's Amended Joint Plan of Reorganization
                     (incorporated by reference to Exhibit 99.1 of the registrant's report on Form 8-K filed on July 11, 2003).

         99.2      - Second Amended Disclosure Statement With Respect To The
                     Chapter 11 Trustee's Amended Joint Plan Of Reorganization (incorporated by reference to Exhibit 99.2 of the registrant's report on Form 8-K filed on July 11, 2003).

         99.3      - Second Amended Plan of Reorganization Of The Official
                     Committee Of Equity Security Holders Of Coram Healthcare Corporation and Coram, Inc. (incorporated by reference to Exhibit 99.3 of the registrant's report on Form 8-K filed on July 11, 2003).

         99.4      - Third Amended Disclosure Statement Of The Equity
                     Committee Of Coram Healthcare Corporation In Connection With The Second Amended Plan Of Reorganization Of Coram Healthcare Corporation And Coram, Inc. (incorporated by reference to Exhibit 99.4 of the registrant's report on Form 8-K filed on July 11, 2003).

(B)      Reports on Form 8-K

         On June 5, 2003, Coram Healthcare Corporation filed a report on Form 8-K announcing a restatement of its financial results as of and for the year ended December 31, 2002. Such restatement was attributable to an error in an enterprise valuation report, dated December 11, 2002, prepared by certain financial advisors to the Chapter 11 trustee overseeing the jointly administered bankruptcy cases of Coram Healthcare Corporation and Coram, Inc.

         On July 11, 2003, Coram Healthcare Corporation filed a report on Form 8-K announcing that two competing proposed plans of reorganization had been filed in the United States Bankruptcy Court for the District of Delaware in the jointly administered bankruptcy cases of Coram Healthcare Corporation and Coram, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORAM HEALTHCARE CORPORATION

                                          By: /s/  SCOTT R. DANITZ
                                              ----------------------------------
                                                     Scott R. Danitz
                                                  Senior Vice President,
August 19, 2003                            Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX
Exhibits

10.1      - Purchase Agreement, dated May 29, 2003, by and between Baxter
            Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Purchase Agreement has been filed with the Securities and Exchange Commission.

10.2      - Settlement Agreement and Mutual Release, dated May 2, 2003, by and among Hobart G. Truesdell, in his capacity as Chief Restructuring Officer of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Coram Resource Network, Inc., Coram Independent Practice Association, Inc., the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Arlin M. Adams, in his capacity as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., Coram Healthcare Corporation and Coram, Inc. This settlement agreement resolves certain claims and counterclaims amongst the aforementioned parties.

31.1      - Chief Executive Officer Certification pursuant to Rule 13a-14(a) and
            Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2      - Chief Financial Officer Certification pursuant to Rule 13a-14(a) and
            Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1      - Chief Executive Officer Certification pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2      - Chief Financial Officer Certification pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1      - Chapter 11 Trustee's Amended Joint Plan of Reorganization
            (incorporated by reference to Exhibit 99.1 of the registrant's report on Form 8-K filed on July 11, 2003).

99.2      - Second Amended Disclosure Statement With Respect To The Chapter 11
            Trustee's Amended Joint Plan Of Reorganization (incorporated by reference to Exhibit 99.2 of the registrant's report on Form 8-K filed on July 11, 2003).

99.3      - Second Amended Plan of Reorganization Of The Official Committee Of
            Equity Security Holders Of Coram Healthcare Corporation and Coram, Inc. (incorporated by reference to Exhibit 99.3 of the registrant's report on Form 8-K filed on July 11, 2003).

99.4      - Third Amended Disclosure Statement Of The Equity Committee Of Coram
            Healthcare Corporation In Connection With The Second Amended Plan Of Reorganization Of Coram Healthcare Corporation And Coram, Inc. (incorporated by reference to Exhibit 99.4 of the registrant's report on Form 8-K filed on July 11, 2003).