Form 10-Q
period 2003-09-30
CORAM HEALTHCARE CORP
filed 2003-11-19
CIK 924174

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 1-11343

CORAM HEALTHCARE CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	33-0615337
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1675 Broadway
Suite 900
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 292-4973

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act). Yes [  ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ] (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. Through November 14, 2003, no plan or plans of reorganization have been confirmed by such court.)

     As of November 14, 2003, there were 49,638,452 outstanding shares of the registrant’s common stock, $0.001 par value, which is the only class of voting stock of the registrant outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1 Health Net Provider Services Agreement
EX-10.2 2nd Amendment to Baxter Product Agreement
EX-10.3 Becton Dickinson Supply Agreement
EX-10.4 Investment Banker Agreement Addendum
EX-10.5 TBOB Settlement Agreement
EX-31.1 CEO Certification - Rule 13a-14(a)
EX-31.2 CFO Certification - Rule 13a-14(a)
EX-32.1 CEO Certification - 18 U.S.C. Section 1350
EX-32.2 CFO Certification - 18 U.S.C. Section 1350

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$39,527	$30,591
Cash limited as to use	251	217
Accounts receivable, net of allowances of $19,697 and $22,229	106,215	103,498
Inventories	11,533	13,160
Deferred income taxes, net	220	107
Other current assets	7,470	5,658

Total current assets	165,216	153,231
Property and equipment, net	11,434	10,439
Deferred income taxes, net	962	449
Intangible assets, net	4,887	5,270
Goodwill, net	57,186	57,186
Other assets	5,669	5,064

Total assets	$245,354	$231,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$28,038	$27,986
Accrued compensation and related liabilities	25,432	23,882
Current maturities of long-term debt and capital leases	309	61
Insurance note payable	798	—
Income taxes payable	3,992	3,280
Deferred income taxes	1,182	556
Accrued merger and restructuring costs	70	190
Accrued reorganization costs	10,955	7,610
Other current and accrued liabilities	7,677	8,479

Total current liabilities not subject to compromise	78,453	72,044
Total current liabilities subject to compromise (See Note 2)	16,421	15,630

Total current liabilities	94,874	87,674
Long-term liabilities not subject to compromise:
Long-term debt and capital leases, less current maturities	1,107	73
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	6,236	6,215
Income taxes payable	16,478	16,130
Other liabilities	3,599	3,565
Net liabilities for liquidation of discontinued operations	27,203	27,275

Total liabilities	149,497	140,932

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.001, 150,000 shares authorized, 49,638 shares issued and outstanding	50	50
Additional paid-in capital	427,455	427,354
Accumulated deficit	(331,648)	(336,697)

Total stockholders’ equity	95,857	90,707

Total liabilities and stockholders’ equity	$245,354	$231,639

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$123,318	$107,922	$356,759	$318,335
Cost of service	86,313	77,749	256,835	229,178

Gross profit	37,005	30,173	99,924	89,157
Operating expenses:
Selling, general and administrative expenses	24,170	21,689	70,188	64,012
Provision for estimated uncollectible accounts	4,642	5,131	12,388	13,351
Restructuring cost recoveries	(39)	(100)	(39)	(113)

Total operating expenses	28,773	26,720	82,537	77,250

Operating income from continuing operations	8,232	3,453	17,387	11,907
Other income (expenses):
Interest income	71	97	265	306
Interest expense (excluding post-petition contractual interest of approximately $260 and $779 for the three and nine months ended September 30, 2003, respectively, and $3,000 and $9,100 for the three and nine months ended September 30, 2002, respectively)	(632)	(404)	(1,342)	(1,165)
Equity in net income of unconsolidated joint ventures	458	394	1,057	1,032
Gain on sale of business	—	—	—	46
Other income (expense), net	(449)	7	(453)	1,006

Income from continuing operations before reorganization expenses, income taxes, minority interests and the cumulative effect of a change in accounting principle	7,680	3,547	16,914	13,132
Reorganization expenses, net	5,355	847	11,232	3,380

Income from continuing operations before income taxes, minority interests and the cumulative effect of a change in accounting principle	2,325	2,700	5,682	9,752
Income tax expense	1	33	72	71
Minority interests in net income of consolidated joint ventures	158	177	460	552

Income from continuing operations before the cumulative effect of a change in accounting principle	2,166	2,490	5,150	9,129
Loss from disposal of discontinued operations	(2)	(530)	(101)	(530)

Income before the cumulative effect of a change in accounting principle	2,164	1,960	5,049	8,599
Cumulative effect of a change in accounting principle	—	—	—	(71,902)

Net income (loss)	$2,164	$1,960	$5,049	$(63,303)

Net Income (Loss) Per Common Share:
Basic and Diluted:
Income from continuing operations	$0.04	$0.05	$0.10	$0.18
Loss from disposal of discontinued operations	—	(0.01)	—	(0.01)
Cumulative effect of a change in accounting principle	—	—	—	(1.45)

Net income (loss) per common share	$0.04	$0.04	$0.10	$(1.28)

Weighted average common shares used in the computation of basic net income (loss) per common share	49,638	49,638	49,638	49,638

Weighted average common shares used in the computation of diluted net income (loss) per common share	49,746	49,664	49,700	49,669

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Net cash provided by continuing operations before reorganization items	$21,079	$12,896
Net cash used by reorganization items	(7,408)	(4,327)

Net cash provided by continuing operations (net of reorganization items)	13,671	8,569

Cash flows from investing activities:
Purchases of property and equipment	(4,411)	(3,639)
Proceeds from sale of business	—	85
Proceeds from dispositions of property and equipment	2	6

Net cash used in investing activities	(4,409)	(3,548)

Cash flows from financing activities:
Principal payments of long-term debt and capital leases	(116)	(57)
Refunds of deposits to collateralize letters of credit	413	200
Cash distributions to minority interests	(450)	(607)

Net cash used in financing activities	(153)	(464)

Net increase in cash from continuing operations	$9,109	$4,557

Net cash used in discontinued operations	$(173)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Business Activity. As of September 30, 2003, Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapies, which also include non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as, outsourced hospital compounding services. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada, including a recently opened infusion branch in Amherstburg, Ontario, Canada. Additionally, management plans to open a new infusion branch in San Antonio, Texas on or about December 1, 2003. CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”) (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of the company’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Coram’s focus is on its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and the outsourced hospital compounding services provided by its SoluNet LLC subsidiary. Accordingly, management’s primary business strategy is to focus Coram’s efforts on the delivery of its core infusion therapies, such as nutrition, anti-infective therapies, intravenous immunoglobulin (“IVIG”), pain management and coagulant and blood clotting therapies for persons with hemophilia. Management also implemented programs focused on the reduction and control of operating expenses and other costs of providing services, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches and reimbursement sites have been closed or scaled back to serve as satellites for other branches/reimbursement sites and personnel have been eliminated. See Note 5 for further details.

     For each of the periods presented, the company’s primary operations and assets were within the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company’s consolidated financial position or operations.

     Concentrations of Revenue and Credit Risk. Substantially all of the company’s revenue is derived from third party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue from the Medicare and Medicaid programs accounted for approximately 25% and 24% of the company’s consolidated net revenue for the three months ended September 30, 2003 and 2002, respectively. Moreover, such programs comprised approximately 25% of the company’s consolidated net revenue for both the nine months ended September 30, 2003 and 2002. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Management believes that the company is in substantial compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs. Medicare accounts receivable represented approximately 30% and 33% of the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

company’s consolidated accounts receivable at September 30, 2003 and December 31, 2002, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. However, upon aggregating the individual Medicaid program accounts receivable for all states where the company does business, such totals represent approximately 8.4% and 6.7% of consolidated accounts receivable at September 30, 2003 and December 31, 2002, respectively.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During the nine months ended September 30, 2003, eight additional provider contracts were terminated with effective dates ranging from October 1, 2003 to February 15, 2004. The terminated contracts represented approximately 2.3% and 2.8% of the company’s consolidated net revenue for the nine months ended September 30, 2003 and 2002, respectively, and approximately 3.4% and 4.5% of the company’s consolidated accounts receivable at September 30, 2003 and December 31, 2002, respectively. In the aggregate, approximately 3.6% and 4.4% of the company’s consolidated net revenue for the nine months ended September 30, 2003 and 2002, respectively, and approximately 5.5% and 6.8% of the company’s consolidated accounts receivable at September 30, 2003 and December 31, 2002, respectively, were derived from the individual provider contracts that are within the purview of this national health insurance carrier. Management can provide no assurances that the remaining active provider contracts associated with this national health insurance carrier will continue under terms that are favorable to the company. Additionally, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. The termination of additional provider contracts and/or the inability to collect outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s results of operations, cash flows and financial condition.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company entered into settlement agreements with two of its payers (both such payers are affiliated with the aforementioned national health insurance carrier) and recorded bad debt recoveries aggregating approximately $1.1 million during the nine months ended September 30, 2003 (no amounts were recorded during the three months ended September 30, 2003). The company did not record any material bad debt expense or recoveries relative to settlement activity during the nine months ended September 30, 2002. Furthermore, management is aware of certain claims, disputes or unresolved matters with third party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company’s financial position, results of operations or cash flows.

     In certain cases, the company accepts fixed fee or capitated fee arrangements. As of September 30, 2003, Coram was a party to only two capitated fee arrangements. Certain information regarding the company’s capitated fee agreements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Capitated fee revenue as a percentage of consolidated net revenue	1.8%	2.5%	1.9%	2.6%

     Approximately 7.6% and 8.0% of the company’s consolidated net revenue for the three months ended September 30, 2003 and 2002, respectively, and 7.4% and 8.1% for the nine months ended September 30, 2003 and 2002, respectively, related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California pursuant to fee-for-service and capitated reimbursement arrangements. Additionally, Coram owns 50% of a partnership located in California that derived approximately 42.2% and 46.9% of its net revenue

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

during the nine months ended September 30, 2003 and 2002, respectively, from services provided under such agreement. The underlying two year agreement expired by its terms on December 31, 2002 and, in connection therewith, Health Net invited Coram, as well as a limited group of other providers, to respond to a request for proposal (“RFP”) for the services provided by Coram under the terms of the expired agreement. During the RFP process, the company and its partnership continued to render services to the Health Net members pursuant to the terms and conditions of the expired agreement. On September 5, 2003, after a comprehensive evaluation process, Health Net awarded the contract to the company and, effective October 1, 2003, a second amendment to the agreement (the “Amendment”) between Health Net and the company was executed wherein the contract, with certain modifications, was extended to December 31, 2005. Health Net reserved the right to reevaluate the Amendment based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Amendment. The loss of the Health Net agreement or significant modifications to the terms and conditions of the Amendment could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership.

Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments and disclosures pursuant to the adoption of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”)) that are, in the opinion of management, necessary for a fair presentation of the company’s consolidated financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the applicable SEC regulations. The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results for the full calendar year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2002.

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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
FINANCIAL STATEMENTS – (Continued)

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

     Provision for Estimated Uncollectible Accounts. Management regularly reviews the collectibility of accounts receivable utilizing reports that track collection and write-off activity. Estimated write-off percentages are then applied to each aging category by payer classification to determine the provision for estimated uncollectible accounts. Additionally, management establishes supplemental specific reserves for accounts that are deemed uncollectible due to occurrences such as payer financial distress and payer bankruptcy filings. The provision for estimated uncollectible accounts is periodically adjusted to reflect current collection, write-off and other trends. While management believes the resulting net carrying amounts for accounts receivable are fairly stated and that the company has adequate allowances for uncollectible accounts based on all the information available, no assurances can be given as to the level of future provisions for uncollectible accounts or how they will compare to the levels experienced in the past. The company’s ability to successfully collect its accounts receivable depends, in part, on management’s ability to (i) adequately supervise and train personnel in billing and collections and (ii) maximize integration efficiencies related to reimbursement site consolidations and information system changes.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. In connection therewith, see Note 5 for further discussion of certain critical reimbursement site consolidation activities. By consolidating to fewer sites, management expects to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company’s Patient Financial Service Centers (reimbursement sites) and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding (“DSO”) and/or unfavorable aging trends in its accounts receivable.

     Capitalized Software Development Costs. Capitalized costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use (“SOP 98-1”). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the nine months ended September 30, 2003 and 2002, software development costs aggregating approximately $0.1 million and $1.1 million, respectively, were capitalized in accordance with SOP 98-1.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Stock-Based Compensation. The company elected to measure compensation expense related to its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclose the pro forma impact of accounting for employee stock-based compensation plans pursuant to the fair value-based provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no APB 25 stock-based compensation expense has been recognized for the company’s stock-based compensation plans in the condensed consolidated financial statements. Had compensation expense for such plans been recognized in accordance with the provisions of Statement 123, the company’s pro forma financial results would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$2,164	$1,960	$5,049	$(63,303)
Less: Pro forma stock-based compensation expense (determined using the fair value method for all awards)	(1)	(42)	(15)	(138)

Pro forma net income (loss)	$2,163	$1,918	$5,034	$(63,441)

Net income (loss) per common share:
Basic and diluted, as reported	$0.04	$0.04	$0.10	$(1.28)

Basic and diluted, pro forma	$0.04	$0.04	$0.10	$(1.28)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income (loss) disclosed above may not be representative of pro forma compensation expense in future periods.

     In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement 148”). This accounting pronouncement amends Statement 123 and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management evaluated the various methods of transitioning to Statement 123 as outlined in Statement 148 but concluded that the company will continue to use the intrinsic method provided in APB 25 as the company’s accounting policy for stock-based compensation plans. The company will also continue to provide the pro forma disclosures required pursuant to Statement 123, as amended.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Net Income (Loss) Per Common Share. Basic net income (loss) per common share excludes any dilutive effects of stock options, warrants and convertible securities. The following table sets forth the computations of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator for basic and diluted net income (loss) per common share:
Income from continuing operations	$2,166	$2,490	$5,150	$9,129
Loss from disposal of discontinued operations	(2)	(530)	(101)	(530)
Cumulative effect of a change in accounting principle	—	—	—	(71,902)

Net income (loss)	$2,164	$1,960	$5,049	$(63,303)

Weighted average shares – denominator for basic net loss per common share	49,638	49,638	49,638	49,638
Effect of dilutive securities:
Stock options	108	26	62	31

Denominator for diluted net income (loss) per common share – adjusted weighted average shares	49,746	49,664	49,700	49,669

Basic and diluted net income (loss) per common share:
Income from continuing operations	$0.04	$0.05	$0.10	$0.18
Loss from disposal of discontinued operations	—	(0.01)	—	(0.01)
Cumulative effect of a change in accounting principle	—	—	—	(1.45)

Net income (loss)	$0.04	$0.04	$0.10	$(1.28)

     Other Income (Expense). As a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases, the company recorded approximately $0.5 million of expense during the three and nine months ended September 30, 2003. During the nine months ended September 30, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The Bankruptcy Court approved the settlement agreement on August 21, 2002 and, on October 17, 2002, the company received the settlement proceeds.

     Accounting for Asset Retirement Obligations. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 requires entities to record the fair value of legal obligations associated with the retirement of long-lived tangible assets. The company adopted Statement 143 on January 1, 2003; however, the adoption of this accounting pronouncement had no impact on the company’s financial position and results of operations.

     Reporting Extinguishments of Debt. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items, as previously required under Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses From Extinguishments of Debt. Extraordinary treatment will be required for certain extinguishments of debt as provided in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 145 also (i) amends Statement of Financial Accounting Standards No 13, Accounting for Leases, to require that certain modifications to capital leases be treated as sale-leaseback transactions and (ii) modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Effective January 1, 2003, the company adopted the provisions of Statement 145; however, the adoption of such accounting pronouncement had no impact on the company’s financial statement presentation, financial position or results of operations.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Accounting for Costs Associated with Exit or Disposal Activities. In October 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 supersedes the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF Issue No. 94-3”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the entity’s commitment to an exit plan, as prescribed in EITF Issue No. 94-3. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, the company adopted Statement 146; however, the adoption of this accounting pronouncement did not have an impact on the company’s financial position or results of operations.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 elaborates on the disclosure requirements for annual and interim financial statements of a guarantor and requires that, in certain cases, a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The company adopted FIN No. 45 on January 1, 2003. The company’s financial position and results of operations were not impacted by the initial adoption of this accounting pronouncement. However, a guarantee provided to a third party in May 2003 is reflected in the company’s condensed consolidated financial statements in accordance with FIN No. 45. See Note 10 for further details.

2. REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Background and Certain Important Bankruptcy Court Activity

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. The Debtors’ need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain compliant with the physician ownership and referral provisions of Stark II after December 31, 2000 (see discussion of Stark II in Note 10) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes. The Debtors sought advice and counsel from a variety of sources and, in connection therewith, CHC’s Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

separate motions of the Chapter 11 trustee to further extend the period of time to assume or reject the aforementioned real property leases through and including December 31, 2002, June 30, 2003 and December 31, 2003, respectively.

     In September 2000 and October 2000, the Bankruptcy Court approved retention bonus payments of up to $2.6 million to certain key employees. The bonuses were scheduled to be paid in two equal installments predicated on the date of the Debtors’ emergence from bankruptcy. Due to events that delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors’ anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company’s Executive Vice President and its former Chief Executive Officer and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ending December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors’ motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors’ motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company’s former Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. The Bankruptcy Court postponed its rulings on the Debtors’ motions pertaining to the 2002 retention plan and payment of the former Chief Executive Officer’s retention amounts. However, as discussed below, the Chapter 11 trustee subsequently filed, and the Bankruptcy Court approved, a motion to withdraw the Debtors’ motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amount.

     On September 7, 2001, the Bankruptcy Court authorized the Debtors to pay up to $2.7 million for management incentive plan compensation bonuses pursuant to the management incentive plan for the year ended December 31, 2000 (the “2000 MIP”). In September 2001, the Debtors paid all participants of the 2000 MIP, except for approximately $10.8 million attributable to the company’s former Chief Executive Officer.

     On March 21, 2001, CHC’s Compensation Committee of the Board of Directors approved a management incentive program for the year ended December 31, 2001 (the “2001 MIP”). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002 the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed separately with each of the company’s Executive Vice President and its former Chief Executive Officer: (i) not to request any 2001 MIP payment to the former Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company’s Executive Vice President is otherwise entitled. The Bankruptcy Court’s order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors’ previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved the rights of the company’s Executive Vice President and former Chief Executive Officer to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amounts.

     At September 30, 2003, the company has accrued approximately $13.0 million for unpaid amounts attributable to the company’s Executive Vice President and its former Chief Executive Officer under the aforementioned retention bonus plans and the 2001 and 2000 MIP programs.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors’ motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the “2001 Financing Agreement”) to finance the payment of premiums under certain of the Debtors’ insurance policies. The amount financed was approximately $2.1 million and was paid in eight monthly installments of approximately $0.3 million through December 2001,

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

including interest at a per annum rate of 7.85%. On May 9, 2002, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Debtors entered into a second insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “2002 Financing Agreement”) to finance the premiums under certain insurance policies. Pursuant to the terms of the 2002 Financing Agreement, the Debtors made down payments of approximately $1.5 million and financed approximately $2.7 million. Commencing on May 15, 2002, the amount financed was paid in seven monthly installments of approximately $0.4 million, including interest at a per annum rate of 4.9%. Furthermore, as provided by the Bankruptcy Court order authorizing the 2001 Financing Agreement, in April 2003 the Debtors entered into a third premium financing agreement with Imperial Premium Finance, Inc. (the “2003 Financing Agreement”). The terms of the 2003 Financing Agreement required the Debtors to remit a down payment of approximately $1.5 million in May 2003. The amount financed was approximately $2.8 million and, commencing May 15, 2003, was paid in seven monthly installments of approximately $0.4 million, including interest at a rate of 3.75% per annum. Imperial Premium Finance, Inc. had the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors did not make the monthly payments called for by the 2003 Financing Agreement; however, the final payment thereunder was made on November 14, 2003. Additionally, the 2003 Financing Agreement was secured by the unearned premiums and any loss payments under the covered insurance policies.

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

     The Debtors are currently paying the post-petition claims of their vendors in the ordinary course of business and are, pursuant to an order of the Bankruptcy Court, causing their subsidiaries to pay their own debts in the ordinary course of business. Even though the commencement of the Bankruptcy Cases constituted defaults under the company’s principal debt instruments, Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such resulting default without prior Bankruptcy Court authorization.

     On September 11, 2000, the Resource Network Subsidiaries filed a motion in the Bankruptcy Cases seeking, among other things, to have the Resource Network Subsidiaries’ bankruptcy proceedings substantively consolidated with the Bankruptcy Cases. The Resource Network Subsidiaries and the Debtors engaged in discovery related to this substantive consolidation motion and, in connection therewith, the parties reached a settlement agreement in November 2000, which was approved by the Bankruptcy Court. Under the terms of the settlement agreement, the Resource Network Subsidiaries withdrew the substantive consolidation motion with prejudice. Additionally, the Official Committee of Unsecured Creditors in the Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. bankruptcy proceedings filed motions for relief from the automatic stay to pursue claims against the Debtors and certain of their operating subsidiaries. The Bankruptcy Court granted such motion on June 6, 2002. See Note 10 for further details regarding a pending settlement among the parties.

The Debtors’ First Joint Plan of Reorganization and Related Activities

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the “Joint Plan”) and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the “Restated Joint Plan”) and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company’s Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) into (a) a four year, interest only note in the principal amount of $180 million that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC’s obligations under the Series A Notes and the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Series B Notes; and (v) the complete elimination of CHC’s equity interests. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the common stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI, as the surviving entity, would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the company’s former Senior Credit Facility prior to the filing of such Restated Joint Plan.

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors’ former Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors’ largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the “CI Series A Preferred Stock.” The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2001. See Note 10 for further discussion regarding Stark II.

The Debtors’ Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s former Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied such motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors’ motion to appoint Goldin Associates, L.L.C. (“Goldin”) as independent restructuring advisor to the CHC Independent Committee of the Board of Directors (the “Independent Committee”). Among other things, the scope of Goldin’s services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee’s motion to terminate the Debtors’ exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors’ exclusivity period to solicit acceptances of any filed plan or plans of reorganization to November 9, 2001 (the date to solicit acceptances of the plan of reorganization for CHC’s equity holders was subsequently extended to November 12, 2001). On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002,

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

respectively. The Bankruptcy Court extended exclusivity to January 2, 2002. Thereafter, the Debtors’ exclusivity period terminated.

     Based upon Goldin’s findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the “Goldin Report”), on July 31, 2001 the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement (as amended, the “Second Disclosure Statement”), with respect to their Second Joint Plan of Reorganization (as amended, the “Second Joint Plan”). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin’s recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

•	the payment of up to $3.0 million to the holders of allowed CHC general unsecured claims;

•	the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

•	cancellation of the issued and outstanding CI Series A Preferred Stock, and

•	a $7.5 million reduction in certain performance bonuses payable to the company’s former Chief Executive Officer.

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

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock (see Notes 7 and 9 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2002. See Note 10 for further discussion regarding Stark II.

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure, other than, as further discussed below, the acceptance of Daniel D. Crowley’s resignation effective March 31, 2003.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through November 14, 2003, the Bankruptcy Court has adjudicated only one final fee application. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) maintenance of the Debtors’ existing bank accounts, (ii) continued use of the company’s business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies and procedures.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors through July 2003 to provide services focusing on the Debtors’ restructuring and reorganization. The services may include, subject to the Chapter 11 trustee’s discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of stakeholders’ claims and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

on December 2, 2002. Additionally, on September 23, 2003, the Bankruptcy Court approved a motion to extend the retention period of such investment bankers and financial advisors.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2002, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $40.2 million of the Series A Notes, $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram, Inc. Series B Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 for further details). Hereafter the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the “CI Series B Preferred Stock.” This transaction generated an extraordinary gain on troubled debt restructuring of approximately $123.5 million in 2002. At December 31, 2002, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ending December 31, 2003. See Note 10 for further discussion regarding Stark II.

Bankruptcy Related Activities Subsequent to December 31, 2002

     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the “Transition Agreement”), effective January 1, 2003, with Mr. Crowley to have him serve as CHC’s Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee’s motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court’s belief that Mr. Crowley, contrary to his representations, continued to seek remuneration from one of CI’s noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003. During the period January 1, 2003 through March 31, 2003, the company paid Mr. Crowley based on the executed Transition Agreement. The Chapter 11 trustee has requested repayment from Mr. Crowley of all amounts paid in 2003 for the bi-weekly salary difference between the expired employment agreement and the Transition Agreement. Additionally, the Chapter 11 trustee’s amended proposed joint plan of reorganization, as further discussed below, proposes to reject Mr. Crowley’s employment agreement.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley’s employment with the Debtors and remove him from all involvement in the Debtors’ affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 4 for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee’s motion to terminate Mr. Crowley’s employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     The employment contract with Allen J. Marabito, Executive Vice President, General Counsel and Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue Mr. Marabito’s employment in his prior capacity and Mr. Marabito has also assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito’s employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. On May 19, 2003, Mr. Marabito released the company from all contractual obligations pertaining to his incentive compensation for the year ended December 31, 2002 (i.e., the 2002 MIP of approximately $1.05 million which remained subject to Chapter 11 trustee and Bankruptcy Court approvals) and such amount is reflected as a reduction in general and administrative expenses during the nine months ended September 30, 2003. In consideration thereof, Mr. Marabito was granted a retention

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

bonus of $380,000 under the company’s 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito’s services could have a material adverse effect on the company.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the “2003 KERP”), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the “2003 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the “Second Payment Date”). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. Approximately $1.8 million, which represented the first installment under the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003.

     On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the Debtors and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the “Trustee’s Plan”). Additionally, on June 24, 2003 the Chapter 11 trustee filed the Second Amended Disclosure Statement with Respect to the Trustee’s Plan (the “Trustee’s Disclosure Statement”). On June 26, 2003, the Bankruptcy Court entered an order (i) approving the Trustee’s Disclosure Statement, (ii) approving the form of the ballot to be distributed in connection with the voting on the Trustee’s Plan, (iii) establishing procedures for solicitation of votes on the Trustee’s Plan, (iv) establishing a voting deadline and procedures for tabulation of votes on the Trustee’s Plan and (v) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Trustee’s Plan. True and correct copies of the Trustee’s Plan and the Trustee’s Disclosure Statement are attached as Exhibits 99.1 and 99.2, respectively, to the company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 11, 2003. A modification to the Trustee’s Plan was filed with the Bankruptcy Court on September 8, 2003 and is attached as Exhibit 99.1 to the company’s Form 8-K filed with the SEC on September 23, 2003.

     On December 19, 2002, the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the “Equity Committee’s Plan”). Additionally, on June 26, 2003 the Equity Committee filed the Third Amended Disclosure Statement with Respect to the Equity Committee’s Plan (the “Equity Committee’s Disclosure Statement”). On June 26, 2003, the Bankruptcy Court entered an order (i) approving the Equity Committee’s Disclosure Statement, (ii) appointing a balloting agent, (iii) approving the form of the ballot to be distributed in connection with the voting on the Equity Committee’s Plan, (iv) establishing procedures for solicitation of votes on the Equity Committee’s Plan, (v) establishing a voting deadline and procedures for tabulation of votes on the Equity Committee’s Plan and (vi) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Equity Committee’s Plan, and the objections thereto filed by the Chapter 11 trustee. True and correct copies of the Equity Committee’s Plan and the Equity Committee’s Disclosure Statement are attached as Exhibits 99.3 and 99.4, respectively, to the company’s Form 8-K filed with the SEC on July 11, 2003.

     On September 29, 2003, the Chapter 11 trustee filed a Plan Supplement (the “Trustee’s Plan Supplement”) to the Trustee’s Plan, as modified, with the Bankruptcy Court. Additionally, the Equity Committee filed the Initial and Second Plan Supplements (collectively the “Equity Committee’s Plan Supplements”) to the Equity Committee’s Plan with the Bankruptcy Court on September 29, 2003 and October 3, 2003, respectively. Each of the Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements may be subject to future changes and/or amendments. True and correct copies of the Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements are attached as Exhibits 99.1 through 99.3 to the company’s Form 8-K filed with the SEC on October 14, 2003.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Pursuant to the Bankruptcy Court’s order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan. Additionally, in accordance with the Bankruptcy Court’s order, on or about July 14, 2003, the balloting agent transmitted the Chapter 11 trustee’s and the Equity Committee’s solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. As of November 14, 2003, the balloting agent has not certified the final voting results. Additionally, certain matters pertaining to the tabulation of the votes are scheduled to be heard by the Bankruptcy Court on December 9, 2003.

     Each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan remain subject to confirmation by the Bankruptcy Court. Hearings to consider confirmation of each such plan of reorganization and any objections thereto commenced on September 30, 2003 and are ongoing. The next confirmation hearing date is scheduled for November 20, 2003. The deadline to object to confirmation of each of the plans of reorganization was August 7, 2003 and, in connection therewith, certain objections have been filed against both plans of reorganization.

Other Bankruptcy-Related Disclosures

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets are also stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue the pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 10 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries’ bankruptcy proceedings.

     The principal categories and balances of Chapter 11 bankruptcy claims accrued in the condensed consolidated balance sheets and included in liabilities subject to compromise are summarized as follows (in thousands):

	September 30,	December 31,
	2003	2002

Series B Notes in default	$9,000	$9,000
Liabilities of discontinued operations subject to compromise	2,936	2,936
Earn-out obligation	1,500	1,268
Accounts payable	1,390	1,390
Other accrued liabilities	899	340
Accrued merger and restructuring costs (primarily severance liabilities)	468	468
Other long-term debt obligations	130	130
Legal and professional liabilities	98	98

Total liabilities subject to compromise	$16,421	$15,630

     In addition to the amounts disclosed in the table above, the holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the “CI Preferred Stock Holders”) continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting the exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors’ assets pursuant to Chapter 11 of the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI’s common stock and all claims against and equity interests in CHC.

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole common shareholder of Coram, Inc. Upon motion of the defendants and after a hearing held on June 5, 2003, the Bankruptcy Court dismissed the aforementioned adversary proceeding by an order dated June 19, 2003 and preserved issues concerning post-petition interest for determination in connection with confirmation hearings on the Trustee’s Plan, as modified, and the Equity Committee’s Plan, provided that, to the extent that an equitable objection to confirmation is raised, the Bankruptcy Court will treat the CI Series A Preferred Stock and the CI Series B Preferred Stock as debt and deal with the issue of whether post-petition interest will be allowed in accordance with the provisions of the Bankruptcy Code concerning post-petition interest on debt.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. If, upon such investigation and/or resolution, it is determined that the amounts shown by the Debtors need to be changed, the company’s condensed consolidated financial statements are adjusted accordingly. In connection therewith, during the three and nine months ended September 30, 2003, the company recorded approximately $0.8 million of additional liabilities subject to compromise. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2003 and December 31, 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a result of the reorganization. These items include, but are not limited to, professional fees, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures relating to the Bankruptcy Cases, offset by interest earned on cash accumulated as a result of the Debtors not paying their pre-petition liabilities during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Legal, accounting and consulting fees	$3,752	$970	$8,484	$3,682
Key employee retention plan expenses	995	—	2,318	—
Publishing, mailing and noticing of plans of reorganization	676	—	676	—
Office of the United States Trustee fees	10	10	31	31
Interest income	(78)	(133)	(277)	(333)

Total reorganization expenses, net	$5,355	$847	$11,232	$3,380

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a competing proposed Liquidating Chapter 11 Plan. The Chapter 11 trustee objected to the corresponding disclosure statement. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications (collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151. The Second Modified R-Net Plan remains subject to confirmation by the Bankruptcy Court and, accordingly, hearings to consider confirmation of such plan of reorganization and any objections thereto are scheduled to commence on December 15, 2003. The deadline to object to confirmation of the Second Modified R-Net Plan was November 3, 2003 and, in connection therewith, one objection was filed.

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

     Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. In connection therewith, Coram separately reflected R-Net’s operating results in its consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003 and 2002, the company recorded $0.1 million and $0.5 million, respectively, in losses from disposal of discontinued operations related to certain litigation between the R-Net Creditors’ Committee and the Debtors and several of their non-debtor subsidiaries, as well as, legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation.

     As of September 30, 2003, the company has provided approximately $27.2 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors’ Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters (e.g., R-Net creditors ultimately may successfully assert claims against the company, etc.). See Note 10 for further details regarding the R-Net Creditors’ Committee litigation, the potential impact of the Trustee’s Plan, as modified, and/or the Equity Committee’s Plan (if confirmed by the Bankruptcy Court) and related matters.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

4. RELATED PARTY TRANSACTIONS

     The company’s former Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm from which the company purchased services. Mr. Crowley’s employment with the company terminated effective March 31, 2003. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Through March 31, 2003, DHS continued to bill the company the actual costs it attributed to DHS’ Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at the aforementioned Sacramento, California location where certain company employees and consultants remain. The rent, including parking and certain utilities, is approximately $7,900 per month. Subsequent to December 31, 2002 and through November 14, 2003, approximately $0.1 million was paid to DHS in connection with the aforementioned arrangements. Additionally, during the nine months ended September 30, 2002, the company paid approximately $0.2 million to DHS.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley wherein, subject to certain material terms and conditions, Mr. Crowley would have a claim for $1.8 million following the successful refinancing of the company’s debt. In connection therewith and the December 2000 debt to preferred stock exchange transaction discussed in Notes 2 and 7, the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as a plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Mr. Crowley also has claims for performance bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million based on overall company performance under the related Management Incentive Plans. Mr. Crowley also participated in the company’s key employee retention plans. In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. Management cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements, will result from a final confirmed plan or plans of reorganization. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in future litigation.

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

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley’s employment with the Debtors and remove him from all involvement in the Debtors’ affairs, (ii) terminate all consulting arrangements between the Debtors and DHS, (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee’s motion to terminate Mr. Crowley’s employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. As more fully discussed in Note 2, Mr. Adams has assumed the company’s Board of Directors’ management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader Harrison”) to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. For the nine months ended September 30, 2003 and 2002, the company recorded aggregate compensation and reimbursable expenses for Mr. Adams of approximately $67,000 and $53,000, respectively. In addition, the company recorded aggregate professional fees and reimbursable expenses during the nine months ended September 30, 2003 and 2002 for Schnader Harrison of approximately $2,927,000 and $876,000, respectively. Through November 14, 2003, the company paid $66,974 to Mr. Adams for compensation and reimbursable expenses incurred from March 7, 2002 to November 30, 2002. Moreover, through November 14, 2003, the company paid $2,380,054 to Schnader Harrison for professional services rendered and reimbursable expenses incurred from March 7, 2002 to March 31, 2003 (such amount is net of certain holdbacks available to the company pursuant to Chapter 11 of the Bankruptcy Code).

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

5. MERGER AND RESTRUCTURING RESERVES

     In May 1995, as a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., a subsidiary of Caremark International, Inc., the company initiated a restructuring plan (the “Caremark Business Consolidation Plan”) and charged approximately $25.8 million to operations as a restructuring cost.

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the “Coram Restructure Plan”) and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of facilities and the reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees terminated under the plan and (ii) facility closing costs consisting of rent, common area maintenance and utility costs for fulfilling lease commitments at approximately fifteen branch and corporate facilities that were to be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of signed and executed contracts. As part of the Coram Restructure Plan, the company informed certain personnel of the estimated closure dates of the affected reimbursement sites and such operations were ultimately closed during the first half of 2001, including the severance of approximately 80 employees.

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through September 30, 2003, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

	Charges Through September 30, 2003			Balances at September 30, 2003

				Estimated
	Cash	Non-Cash		Future Cash	Total
	Expenditures	Charges	Totals	Expenditures	Charges

Caremark Business Consolidation Plan:
Personnel reduction costs	$11,300	$—	$11,300	$—	$11,300
Facility reduction costs	10,437	3,900	14,337	250	14,587

Subtotals	21,737	3,900	25,637	250	25,887
Coram Restructure Plan:
Personnel reduction costs	2,361	—	2,361	104	2,465
Facility reduction costs	1,304	—	1,304	184	1,488

Subtotals	3,665	—	3,665	288	3,953

Totals	$25,402	$3,900	$29,302	538	$29,840

Restructuring costs subject to compromise				(468)

Accrued merger and restructuring costs per the condensed consolidated balance sheet				$70

     During the nine months ended September 30, 2003, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

Balance at December 31, 2002	$190
Activity during the nine months ended September 30, 2003:
Payments under the plans	(81)
Changes in estimates relative to facility reduction costs	(39)

Balance at September 30, 2003	$70

     Management estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 96% through September 30, 2004, 3% through September 30, 2005 and 1% through September 30, 2006.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     Goodwill. Statement 142 requires the company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. As a result of the initial adoption of Statement 142 in December 2002 (retroactive to January 1, 2002), the company recognized a transitional goodwill impairment charge of approximately $71.9 million which, in accordance with Statement 142, has been reflected in the condensed consolidated financial statements as the cumulative effect of a change in accounting principle and resulted in a restatement of the company’s condensed consolidated income statement for the nine months ended September 30, 2002.

     Management selected December 1st as the company’s annual goodwill impairment test date. Separately, management concluded that no indicators of impairment were in evidence at September 30, 2003 and through November 14, 2003; however, there can be no assurances that the December 1, 2003 annual impairment test (including the impact of an updated enterprise valuation, if deemed necessary) will not result in an impairment of the company’s recorded goodwill. Based upon preliminary assessments, analyses and computations, management does not anticipate a material goodwill impairment charge during 2003; however, if such a material charge is required, stockholders’ equity may be less than $75 million as of December 31, 2003, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2004. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail in Note 10.

     Intangible Assets. The principal components of intangible assets other than goodwill are as follows (in thousands):

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount (At Cost)	Amortization	Amount (At Cost)	Amortization

Commercial payer contracts	$13,683	$(13,683)	$13,683	$(13,683)
Patient outcomes database	8,386	(3,607)	8,386	(3,296)
Other intangible assets	302	(194)	302	(123)
Employee noncompete agreements expiring through July 2003	—	—	3,343	(3,342)

Total intangible assets	$22,371	$(17,484)	$25,714	$(20,444)

     Amortization expense related to intangible assets, which is included in selling, general and administrative expenses, was approximately $0.4 million and $0.9 million during the nine months ended September 30, 2003 and 2002, respectively.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

7. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Series B Senior Subordinated Unsecured Convertible Notes (in default at September 30, 2003)	$9,000	$9,000
Accreditation note payable	67	118
Other obligations, including capital leases, at interest rates ranging from 5.0% to 13.1%	1,479	146

	10,546	9,264
Less: Debt obligations subject to compromise	(9,130)	(9,130)
Less: Current maturities	(309)	(61)

Long-term debt and capital leases, less current maturities	$1,107	$73

     As a result of the Bankruptcy Cases, substantially all short and long-term debt obligations at the August 8, 2000 filing date have been classified as liabilities subject to compromise in the condensed consolidated balance sheets in accordance with SOP 90-7. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company’s principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the “Securities Exchange Agreement”), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the “Holders”) and the related Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the “Lenders”) and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the “DIP Agreement); however, such credit facility expired under its terms on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors’ voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors’ ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

     The recognition of interest expense pursuant to SOP 90-7 is appropriate during the Bankruptcy Cases if it is probable that such interest will be an allowed priority, secured or unsecured claim. The Second Joint Plan (see Note 2 for further details), which was denied by the Bankruptcy Court on December 21, 2001, would have effectively eliminated all post-petition interest on pre-petition borrowings. The final confirmed plan or plans of reorganization may have a similar effect on post-petition interest.

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

     B. Braun Medical, Inc. (“B. Braun”) Capital Lease Obligation. In connection with management’s decision to replace the company’s entire fleet of Sabratek Corporation 3030 pole-mounted pumps, the Bankruptcy Court approved a motion on April 29, 2003 that authorized the company to enter into a three year agreement with B. Braun to lease 1,000 Vista Basic pumps (the “Lease Agreement”). The Lease Agreement, which became effective in May

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

2003, includes an aggregate commitment, including related interest, of approximately $1.5 million. As a result, the company is required to pay to B. Braun approximately $0.3 million, $0.5 million and $0.7 million during the first, second and third years of the Lease Agreement. Upon expiration of the Lease Agreement, the company has the option to acquire the leased Vista Basic pumps at a bargain purchase price of $1 per pump. The Lease Agreement contains customary covenants and events of default, as well as remedies available to B. Braun if the company is in violation thereof, including, but not limited to, (i) termination of the Lease Agreement, (ii) return of the leased Vista Basic pumps to B. Braun and/or (iii) recovery from the company of any unpaid amounts as of the date of default and all amounts remaining under the unexpired term of the Lease Agreement. Management believes that the company will comply with the terms and conditions of the Lease Agreement; however, there can be no assurances thereof or what remedies, if any, would be invoked by B. Braun in the event of default.

     Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and warrants to purchase up to 20% of the outstanding CHC common stock on a fully diluted basis in exchange for a company payment of $4.3 million and issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of 8.0% Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the CHC Board of Directors. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced.

     On April 9, 1999, the company entered into Amendment No. 2 (the “Note Amendment”) to the Securities Exchange Agreement with the Holders. Pursuant to the Note Amendment, the outstanding principal amount of the Series B Notes is convertible into shares of the company’s common stock at a conversion price of $2.00 per share (subject to customary anti-dilution adjustments). Prior to entering into the Note Amendment, the Series B Notes were convertible into common stock at a conversion price of $3.00 per share, which was subject to downward (but not upward) adjustment based on prevailing market prices for CHC’s common stock on April 13, 1999 and October 13, 1999. Based on reported market closing prices for CHC’s common stock prior to April 13, 1999, the conversion price would have been adjusted to below $2.00 on such date had the company not entered into the Note Amendment. Pursuant to the Note Amendment, the parties also increased the interest rate applicable to the Series A Notes from 9.875% to 11.5% per annum.

     On December 28, 2000, the Bankruptcy Court approved the Debtors’ request to exchange a sufficient amount of debt and related accrued interest for Coram, Inc. Series A Cumulative Preferred Stock in order to maintain compliance with the physician ownership and referral provisions of Stark II. Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the “CI Series A Preferred Stock.” On December 29, 2000, the Securities Exchange Agreement was amended (“Amendment No. 4”) and an Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $97.7 million aggregate principal amount of the Series A Notes and $11.6 million of aggregate contractual unpaid interest on the Series A Notes and the Series B Notes as of December 29, 2000 for 905 shares of CI Series A Preferred Stock (see Note 9 for further details regarding the preferred stock). Following the exchange, the Holders retained approximately $61.2 million aggregate principal amount of the Series A Notes and $92.1 million aggregate principal amount of the Series B Notes. Pursuant to Amendment No. 4, the per annum interest rate on both the Series A Notes and the Series B Notes was adjusted to 9.0%. Moreover, the Series A Notes’ and Series B Notes’ original scheduled maturity dates of May 2001 and April 2008, respectively, were both modified to June 30, 2001. Due to the Holders’ receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“Statement No. 15”). In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2000 of approximately $107.8 million, net of tax.

     On December 27, 2001, the Bankruptcy Court approved the Debtors’ request to exchange an additional amount of debt and related contractual unpaid interest for CI Series A Preferred Stock in an amount sufficient to maintain compliance with Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was amended (“Amendment No. 5”) and a second Exchange Agreement was simultaneously executed among the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of CI Series A Preferred Stock. Following this second exchange, the Holders retained approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the scheduled June 30, 2001 maturity date of both the Series A Notes and Series B Notes was modified to June 30, 2002. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2001 of approximately $20.7 million.

     On December 31, 2002, with approval from the Bankruptcy Court, the Holders exchanged an additional amount of debt and related contractual unpaid interest for Coram, Inc. Series B Cumulative Preferred Stock in an amount sufficient to maintain compliance with Stark II. Hereafter, the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the “CI Series B Preferred Stock.” The Securities Exchange Agreement was amended (“Amendment No. 6”) on December 31, 2002 and a third Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $40.2 million aggregate principal amount of the Series A Notes, $7.3 million of aggregate contractual unpaid interest on the Series A Notes, $83.1 million aggregate principal amount of the Series B Notes and $16.6 million of aggregate contractual unpaid interest on the Series B Notes for approximately 1,218.3 shares of the CI Series B Preferred Stock. Following this third exchange, the Holders retain $9.0 million aggregate principal amount of the Series B Notes and no Series A Notes. Pursuant to Amendment No. 6, the Series B Notes’ scheduled maturity date of June 30, 2002 was modified to June 30, 2003. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2002 of approximately $123.5 million.

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

     Although the principal amounts under the Series B Notes were not paid on their scheduled maturity date of June 30, 2003 and, as a result, the company is in default of the Securities Exchange Agreement, the Holders are stayed from pursuing any remedies without prior authorization from the Bankruptcy Court. Other than the default for non-payment of principal on the Series B Notes, management believes that at September 30, 2003 the company was in compliance with all other covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or events of default will occur in future periods and whether any necessary waivers would be granted.

     The Series B Notes are (and the Series A Notes were) scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of pari passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no cash-basis interest is being paid subsequent to August 8, 2000 due to the ongoing Bankruptcy Cases. Pursuant to the troubled debt restructuring rules promulgated under Statement No. 15 and other accounting rules under SOP 90-7, no interest expense has been recognized in the company’s consolidated financial statements relative to the Series A Notes and the Series B Notes since December 29, 2000.

     The Series B Notes are redeemable, in whole or in part, at the option of the Holders in connection with any change of control of the company (as defined in the Securities Exchange Agreement), if the company ceases to hold and control certain interests in its significant subsidiaries or upon the acquisition of the company or certain of its subsidiaries by a third party. In such instances, the Series B Notes are redeemable, subject to prior authorization from the Bankruptcy Court, at 103% of the then outstanding principal amount, plus accrued interest.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

8. INCOME TAXES

     During the nine months ended September 30, 2003 and 2002, the company recorded income tax expense of approximately $72,000 and $71,000, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 are lower than the statutory rate because the company is able to utilize net operating loss carryforwards (“NOLs”) that are fully reserved in the valuation allowance. At September 30, 2003, deferred tax assets were net of a valuation allowance of approximately $152.4 million. Realization of deferred tax assets is dependent upon the company’s ability to generate taxable income in the future. Deferred tax assets have been limited to amounts expected to be recovered, net of deferred tax liabilities that would otherwise become payable in the carryforward period. As management believes that realization of the deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both September 30, 2003 and December 31, 2002.

     Deferred tax assets relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized, certain tax credits and NOLs that may be deductible against future taxable income. At September 30, 2003, the company had NOLs for federal income tax purposes of approximately $188.5 million, which may be available to offset future federal taxable income and expire in varying amounts in the years 2004 through 2023. These NOLs include approximately $22.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $188.5 million of federal NOLs and certain of the company’s state NOLs is uncertain due to rules and regulations covering the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the “CI Series A Preferred Stock”) in December 2001 and 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”) in December 2002 (See Notes 7 and 9 for further details). As of September 30, 2003, the company had alternative minimum tax (“AMT”) credit carryforwards of approximately $2.8 million, which have an indefinite carryforward period and may be available to offset future federal income taxes.

     As a result of the issuance of CI Series A Preferred Stock in December 2000, the company effectuated a deconsolidation of its group for federal income tax purposes. Accordingly, subsequent to December 29, 2000, CI filed income tax returns as the parent company of the new consolidated group and CHC filed its own separate income tax returns. Pursuant to Internal Revenue Code (“IRC”) Section 382, the issuance of the CI Series A Preferred Stock in December 2000 also caused an ownership change at CI for federal income tax purposes. However, CI currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the IRC. The bankruptcy provisions of IRC Section 382 impose limitations on the utilization of NOLs and other tax attributes. The extraordinary gains on troubled debt restructurings that resulted from the issuance of CI Series A Preferred Stock in December 2001 and December 2000 and the issuance of CI Series B Preferred Stock in December 2002 are generally not subject to income tax pursuant to the cancellation of debt provisions included in IRC Section 108; however, such extraordinary gains could affect the company’s utilization of NOLs and certain other tax attributes.

     During the year ended December 31, 2002 the company filed refund claims with the Internal Revenue Service (“IRS”) requesting approximately $1.8 million of previously paid AMT (the “AMT Refund”). The AMT Refund has been reflected in the condensed consolidated financial statements and approximately $0.1 million thereof was received by the company in February 2003.

     In January 1999, the IRS completed an examination of the company’s federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments to prior tax liabilities. The adjustments involve the deductibility of warrants, write-offs of goodwill and the ability of the company to categorize certain NOLs as specified liability losses and offset income in prior years. In May 1999, the company received a statutory notice of deficiency totaling approximately $12.7 million (obtained from federal tax refunds), plus interest and penalties to be determined, with respect to certain proposed adjustments seeking to recover taxes previously refunded. In August 1999, the company filed a petition with the United States Tax Court (the “Tax Court”) contesting the notice of

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

deficiency. The IRS responded to the petition and requested that the petition be denied. The Tax Court proceeding is currently stayed by reason of the Bankruptcy Cases.

     Pursuant to standard IRS procedures, the resolution of the issues contained in the Tax Court petition were assigned to the administrative appeals function of the IRS. The company reached an agreement in principle with the IRS Appeals office on the aforementioned issues and subsequently entered into proposed Decision and Stipulation agreements with the IRS. Hereinafter, the agreement in principle, the Decision and Stipulation agreements and the deferred payment plan (as further discussed below) are collectively referred to as the “Pending IRS Settlement.” The Pending IRS Settlement will result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $9.8 million at September 30, 2003 (approximately $10.0 million at November 14, 2003) and (iii) penalties to be determined by the IRS in accordance with certain statutory guidelines. The federal income tax adjustments will also give rise to certain incremental state tax liabilities. The Joint Committee on Taxation approved the Decision and Stipulation Agreements in September 2002 and the Chapter 11 trustee subsequently approved the Pending IRS Settlement. On October 31, 2003, the Bankruptcy Court approved the Chapter 11 trustee’s motion seeking authorization for the company to enter into the underlying agreements necessary to effectuate the Pending IRS Settlement. It is anticipated that Decision and Stipulation agreements will be executed by the parties and filed with the Tax Court which will result in the proceedings in that court being dismissed. Thereafter, management anticipates that the company and the IRS will execute the deferred payment agreement.

     In October 2002, the company submitted a deferred payment plan to the IRS, which was tentatively accepted by the IRS in April 2003 and was subsequently approved by the Chapter 11 trustee and the Bankruptcy Court. The deferred payment plan contemplates an initial application of the remaining outstanding AMT Refund of approximately $1.7 million against the IRS Settlement amount. Thereafter, the company will make quarterly payments aggregating approximately $0.7 million until such time as the remaining Pending IRS Settlement amount, post-settlement interest and penalties are fully liquidated. Under the terms of the deferred payment plan, interest will accrue at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at November 14, 2003 the corresponding effective interest rate was 6.0%). The condensed consolidated financial statements include short-term and long-term liability reserves for the Pending IRS Settlement aggregating approximately $19.7 million at September 30, 2003, including $1.0 and $1.1 million of interest expense recorded during the nine months ended September 30, 2003 and 2002, respectively. Additionally, the condensed consolidated balance sheets at September 30, 2003 and December 31, 2002 include approximately $3.8 million and $3.1 million, respectively, of short-term income tax liabilities, which represent management’s projections of the principal amounts that will be due within one year of the respective balance sheet dates.

9. MINORITY INTERESTS

     The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

	September 30,	December 31,
	2003	2002

Preferred stock of Coram, Inc. (“CI”)	$5,538	$5,538
Majority-owned companies	698	677

Total minority interests	$6,236	$6,215

     On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI’s Securities Exchange Agreement (collectively the “Holders”) (see Note 7 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share (this preferred stock class is hereinafter referred to as the “CI Series A Preferred Stock”). Such shares of CI Series A Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of CI Series A Preferred Stock had a fair value of approximately $6.1 million.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     On December 31, 2002, CI executed a third Exchange Agreement with the Holders (see Note 7 for further details) to exchange approximately $40.2 million of the Series A Notes, $7.3 million of contractual but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of contractual but unpaid interest on the Series B Notes for approximately 1,218.3 shares of a new class of CI preferred stock that is subordinate to the CI Series A Preferred Stock. Such new class of preferred stock (i.e., the CI Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”), $0.001 par value per share) was issued on a pro rata basis to the Holders. Through an independent valuation, it was determined that the 1,218.3 shares of CI Series B Preferred Stock had no value on the date of issuance (principally due to the subordination to the CI Series A Preferred Stock).

     Hereinafter the CI Series A Preferred Stock and the CI Series B Preferred Stock are collectively referred to as the CI Preferred Stock. A summary of the CI Preferred Stock activity and related liquidation preference values through September 30, 2003 is as follows (in thousands, except share amounts):

	CI Series A Preferred Stock		CI Series B Preferred Stock

		Liquidation		Liquidation
	Shares	Preferences	Shares	Preferences

Balances at January 1, 2000	—	$—	—	$—
Shares issued pursuant to the Exchange Agreement dated December 29, 2000	905.0	109,326	—	—

Balances at December 31, 2000	905.0	109,326	—	—
Dividends In-Kind	146.5	17,700	—	—
Shares issued pursuant to the Exchange Agreement dated December 31, 2001	189.6	22,901	—	—

Balances at December 31, 2001	1,241.1	149,927	—	—
Dividends In-Kind	210.5	25,428	—	—
Shares issued pursuant to the Exchange Agreement dated December 31, 2002	—	—	1,218.3	147,171

Balances at December 31, 2002	1,451.6	175,355	1,218.3	147,171
Dividends In-Kind	171.4	20,713	143.9	17,383

Balances at September 30, 2003	1,623.0	$196,068	1,362.2	$164,554

     The authorized CI Preferred Stock consists of 10,000 shares, of which 2,500 shares are designated as CI Series A Preferred Stock and 2,500 shares are designated as CI Series B Preferred Stock. The only shares issued and outstanding at September 30, 2003 are those issued to the Holders pursuant to the three aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amounts. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of a plan or plans of reorganization, dividends are to be paid in the form of additional shares of CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan or plans of reorganization, dividends will be payable, at CI’s election, in cash or shares of CI common stock having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate on the CI Preferred Stock shall increase to 16% per annum until such time that the event of default is cured. During the year ended December 31, 2002, an event of default occurred whereby CI was required to pay in-kind dividends at the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

aforementioned default rate for the nine months ended September 30, 2002. All CI Preferred Stock dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company’s tax fiscal year end in connection with the preparation of the company’s income tax returns) as are customary for transactions and securities of this nature.

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

     On April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the “Waiver”), regardless of the number of CI Preferred Stock shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of CI directors. Alternatively, if the holders of the CI Preferred Stock elect no Board of Directors’ representation, then, solely through the CI Series A Preferred Stock, each of the three Holders shall have the right to appoint an observer to CI’s Board of Directors. The Waiver can only be modified or amended with the written consent of the Debtors. In connection with the third Exchange Agreement, the provisions of the Waiver were formally incorporated into the Second Certificate of Amendment of Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Coram, Inc. Accordingly, subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the CI stockholders. At September 30, 2003, the Holders maintained contingent voting rights aggregating 49% of CI’s total voting power. As of such date, upon the occurrence of a triggering event, the Holders would also have had the right to appoint three of the seven directors to CI’s Board of Directors (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, solely through the CI Series A Preferred Stock, the Holders have the right to appoint two directors to CI’s Board of Directors.

     The CI Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may only be made in the form of cash payments.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

10. COMMITMENTS AND CONTINGENCIES

Commitments

     The table below summarizes the company’s operating lease and purchase obligations for the years ending September 30 (in thousands):

	Operating	Purchase
Years Ending September 30,	Leases	Obligations	Totals

2004	$9,362	$27,399	$36,761
2005	7,465	22,341	29,806
2006	5,365	5,546	10,911
2007	3,331	—	3,331
2008	2,690	—	2,690
Thereafter	1,191	—	1,191

Totals	$29,404	$55,286	$84,690

     The company’s long-term debt and capital lease obligations are not included in the above table but are discussed in Note 7.

     Leases. The company leases office and other real property and equipment under various operating leases. Such operating leases provide for monthly rental payments, including real estate taxes and other operating costs. Operating lease obligations are net of sublease rentals. Operating lease obligations in the above table include approximately $0.2 million accrued as part of the restructuring costs under the Caremark Business Consolidation Plan and the Coram Restructure Plan (see Note 5 for further details). Certain operating leases of the company provide for standard escalations of lease payments as the lessors’ maintenance costs and taxes increase. As a result of the Bankruptcy Cases, certain lease agreements are subject to automatic stay provisions, which preclude the parties under such agreements from taking remedial action in response to any defaults. Moreover, no amounts are included in the above table for lease rejections that have been approved by the Bankruptcy Court (see Note 2 for further details).

     Purchase and Other Commitments. On April 29, 2003, the Bankruptcy Court approved a motion that allowed the company to assume an agreement with B. Braun Medical, Inc (“B. Braun”) to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.9 million at September 30, 2003, would have a material adverse effect on the company’s financial position, liquidity and results of operations.

     Effective September 24, 2003, CI entered into the Second Amendment to Hemophilia Product Volume Commitment Agreement with Baxter Healthcare Corporation (“Baxter”) wherein certain minimum blood product purchase commitments have been established. In connection therewith, the company is required to purchase blood products aggregating approximately $14.9 million, $17.8 million and $20.7 million during the years ending December 31, 2003, 2004 and 2005, respectively (collectively the “Minimum Annual Blood Products Commitment”). As of November 14, 2003, the company’s remaining purchase commitment for the year ending December 31, 2003 was approximately $2.3 million. In the event that the company does not meet the Minimum Annual Blood Products Commitment for any reason, other than (i) a force majeure, (ii) Baxter’s inability to provide the necessary product quantities and/or (iii) Baxter’s termination of the agreement without cause, Baxter may assert monetary damages for lost profits. Based on purchases through November 14, 2003 and expected product demand, management anticipates a $1.3 million Minimum Annual Blood Products Commitment shortfall for the year ending December 31, 2003. Management is currently in discussions with Baxter’s management regarding the potential shortfall; however, in the event that there is a Minimum Annual Blood Products Commitment purchasing shortfall and Baxter successfully asserts monetary damages, the company’s liquidity and results of operations would be materially adversely affected.

     The Food and Drug Administration recently approved clinical use of Aralast®, which is a new drug used in the treatment of a rare genetic lung disorder known as Alpha-1 Antitrypsyn Deficiency. Baxter, the exclusive Aralast manufacturer, selected the company as one of only three initial national distributors of such drug. As a result, Baxter and the company entered into a purchase agreement (the “Purchase Agreement”) wherein Baxter agreed to sell Aralast to the company on favorable terms and conditions and the company committed to minimum purchases of approximately $2.6 million (the “Minimum Aralast Commitment”) during the period June 2, 2003 through December 30, 2003. In the event that the company fails to meet the Minimum Aralast Commitment for any reason, other than a force majeure or Baxter’s termination of the Purchase Agreement without cause, Baxter will invoice the company a percentage of the difference between actual purchases and the Minimum Aralast Commitment. As of November 14, 2003, the remaining obligation under the Minimum Aralast Commitment was approximately $1.9 million. Due to a lower than anticipated clinical demand for Aralast, management does not anticipate meeting the Minimum Aralast Commitment. Management is currently in discussions with Baxter’s management regarding the potential shortfall; however, if the Minimum Aralast Commitment is not satisfied and the penalty is assessed, it would result in an unfavorable effect on the company’s liquidity and results of operations (e.g., at November 14, 2003, the maximum potential penalty would have been approximately $186,000).

     CHC entered into a six year agreement with Becton Dickinson and Company (“Becton Dickinson”) for the purchase of medical supplies (the “Becton Dickinson Supply Agreement”). Such agreement terminates on July 31, 2004 and establishes minimum annual purchase commitments during the term of the agreement (the “Minimum Annual Supply Commitment(s)”), which aggregate approximately $19.5 million. In the event that the company does not meet the Minimum Annual Supply Commitments for any reason, other than a force majeure, Becton Dickinson may assess penalties in an amount equal to 20% of the difference between the Minimum Annual Supply Commitment and the actual purchases. Additionally, upon early termination of the Becton Dickinson Supply Agreement, Becton Dickinson is entitled to a termination penalty of $100,000 for each full year remaining under the contract and a prorated portion for the year of termination. At September 30, 2003 and November 14, 2003, the company’s aggregate remaining purchase commitments under the Becton Dickinson Supply Agreement were approximately $4.6 million and $4.2 million, respectively. Based on purchases through November 14, 2003 and expected product demand, management anticipates an aggregate $2.1 million Minimum Annual Supply Commitment shortfall at the termination of the Becton Dickinson Supply Agreement. Historically, when the company did not meet a Minimum Annual Supply Commitment in a given year, Becton Dickinson did not impose penalties; however, there are no assurances that this practice will continue or that Becton Dickinson will not retrospectively review the company’s financial performance under the contract. Currently, management is working with Becton Dickinson to remedy the historical and projected Minimum Annual Supply Commitment

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

shortfalls. However, if Becton Dickinson successfully asserts penalties, the company’s financial position, liquidity and results of operations could be materially adversely affected.

     Effective December 3, 2002, the Chapter 11 trustee and the company entered into a three year telecommunication services agreement with AT&T Corporation (“AT&T”) (the “Master Agreement”) whereby the company will receive advantageous pricing and other favorable terms. Under the terms of the Master Agreement, the company committed to minimum annual telecommunication service purchases of approximately $2.2 million (the “Minimum Annual AT&T Commitment”) commencing on the effective date of the Master Agreement. In the event that the company fails to meet the Minimum Annual AT&T Commitment, AT&T will invoice the company for the difference between the Minimum Annual AT&T Commitment and the actual services purchased during such measurement period. Under certain circumstances, AT&T, at its sole discretion, may reduce the Minimum Annual AT&T Commitment amount during any given period. Moreover, if certain material conditions are satisfied, in the third year of the agreement, the company may unilaterally terminate the contract without penalty. In the event that the Master Agreement is terminated by the company without cause or by AT&T for cause, the company will be required to pay an amount equal to 35% of the remaining Minimum Annual AT&T Commitment for the period in which the termination occurs and for all unexpired periods under the term of the Master Agreement. As of September 30, 2003, the company satisfied its purchase obligation for the first annual measurement period. Although no assurances can be given, management believes that the company’s telecommunication service requirements will be sufficient to meet the Minimum Annual AT&T Commitment amounts through the remaining term of the Master Agreement. In the event that the Master Agreement is terminated and the 35% surcharge is invoked or the Minimum Annual AT&T Commitment is not met in a given period, the aforementioned AT&T supplemental charges could have a material adverse effect on the company’s liquidity and results of operations.

     Letters of Credit. In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of both the CI Series A Preferred Stock and the CI Series B Preferred Stock). At September 30, 2003, the company had one letter of credit for approximately $0.3 million that matures in February 2004 and is fully secured by interest-bearing cash deposits held by Wells Fargo.

     Guarantees and Indemnifications. In May 2003, one of the company’s unconsolidated joint ventures and a related affiliate (collectively the “Joint Venture”) entered into a five year real property lease in connection with the consolidation of two existing Joint Venture locations into one new facility. CI and its Joint Venture partner have jointly and severally guaranteed the Joint Venture’s financial performance under such real property lease. As of November 14, 2003, the maximum amount of future payments CI could be required to make through the termination of the real property lease (exclusive of any amounts potentially recoverable from CI’s Joint Venture partner) was (i) approximately $0.2 million for recurring monthly lease payments and (ii) certain other presently undeterminable contingent amounts such as utility costs, common area maintenance charges and landlord legal fees necessary to assert his rights; however, management estimates such miscellaneous contingent amounts to be nominal. The fair value of CI’s guarantee has been estimated by management to be less than $0.1 million and has been accrued as a long-term liability in the company’s condensed consolidated financial statements in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In subsequent periods, management will evaluate and adjust the aforementioned liability in relation to the changes in the estimated fair value of the guarantee at such future date.

     In connection with divestitures of certain operating assets and businesses in prior years, two separate CI subsidiaries provided the acquirers of such operating assets and businesses with indemnifications for certain contingent regulatory liabilities that might arise in connection with the pre-divestiture activities. As of November 14, 2003, the maximum amount of potential future payments the CI subsidiaries could be required to make under these indemnification agreements aggregated approximately $0.2 million, which would be partially offset by a nominal amount of escrowed funds. No amounts have been accrued in the company’s condensed consolidated financial statements in connection with such indemnification agreements because management considers the probability of payment to be remote.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     Except as may otherwise be determined by the Bankruptcy Court, the protection afforded by Chapter 11 of the Bankruptcy Code generally provides for an automatic stay relative to any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed by the Bankruptcy Court in the Bankruptcy Cases. The automatic stay would not, however, apply to actions brought against the company’s non-debtor subsidiaries.

     The Official Committee of the Equity Security Holders of Coram Healthcare Corporation. In February 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s former Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). The Equity Committee’s proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company’s creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court denied the Equity Committee’s motion without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named certain current CHC directors, the company’s other noteholders and Harrison J. Goldin Associates, L.L.C. (sic) as possible defendants. On February 12, 2002, the Bankruptcy Court again denied the renewed motion without prejudice.

     After the Debtors’ exclusivity period to file their own plan or plans of reorganization terminated, on December 19, 2002 the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended. The Equity Committee’s Plan incorporates a variation of the aforementioned proposed derivative lawsuit. Additionally, on May 2, 2003 the Chapter 11 trustee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended and modified. The Trustee’s Plan, as modified, includes, among other things, the settlement of certain claims against the company’s noteholders. Each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan is subject to, and contingent upon, confirmation by the Bankruptcy Court. Management cannot predict whether or not the Trustee’s Plan, as modified, or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan or the resolution of certain filed objections to each plan of reorganization. See Note 2 for further discussion of the plans of reorganization.

     Resource Network Subsidiaries’ Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case Nos. 99-2888 (MFW) and 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a proposed Liquidating Chapter 11 Plan. The Chapter 11 trustee objected to the corresponding disclosure statement. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

(collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151. The Second Modified R-Net Plan remains subject to confirmation by the Bankruptcy Court and, accordingly, hearings to consider confirmation of such plan of reorganization and any objections thereto are scheduled to commence on December 15, 2003. The deadline to object to confirmation of the Second Modified R-Net Plan was November 3, 2003 and, in connection therewith, one objection was filed.

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

     Notwithstanding the withdrawal of the substantive consolidation motion, the Resource Network Subsidiaries still maintain claims against each of the Debtors’ estates and the company maintains claims against the Resource Network Subsidiaries’ estate. Additionally, the R-Net Creditors’ Committee filed objections to confirmation of the Second Joint Plan, as well as a motion to lift the automatic stay in the Debtors’ bankruptcy proceedings. On June 6, 2002, the Bankruptcy Court granted the motion of the R-Net Creditors’ Committee and lifted the automatic stay in the Bankruptcy Cases, thereby allowing the R-Net Creditors’ Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors initially objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection and, accordingly, they are vigorously contesting the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors’ motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries’ objections to the Debtors’ proofs of claims are proceeding with discovery under a case management order. On January 10, 2003, the United States District Court for the District of Delaware (the “District Court”) granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. Now pending before the District Court are motions by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

second amended complaint and intends to avail itself of any insurance coverage for its directors and officers, who are also vigorously contesting the allegations.

     The Trustee’s Plan, as modified, proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer (the “R-Net Restructuring Officer”). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan, as modified, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries’ bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries’ bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with such conditions precedent, (i) on August 29, 2003 the Bankruptcy Court approved a motion filed jointly by the R-Net Restructuring Officer and the R-Net Creditors’ Committee in the Resource Network Subsidiaries’ bankruptcy proceedings requesting approval of the R-Net Settlement Agreement and (ii) on September 10, 2003, the Internal Revenue Service withdrew its proof of claim from the Resource Network Subsidiaries’ bankruptcy proceedings; however, management cannot predict the outcome of the confirmation hearings on the Trustee’s Plan, as modified. Moreover, management cannot readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

     The Equity Committee’s Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee’s Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, if any, but not exceeding $6 million. The Chapter 11 trustee and other parties-in-interest have objected to the Equity Committee’s Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries’ claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. (“TBOB”) filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas); however, on July 5, 2001, the company received a letter from TBOB’s legal counsel requesting that the arbitration remain in abeyance pending resolution of the Bankruptcy Cases. In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to an earn-out obligation of the company that originated from the acquisition of the claimant’s prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services (“CPS”) and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company’s commitments to enhance the value of CPS by marketing its services. The TBOB demand alleges damages of more than $0.9 million, in addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001. TBOB reiterated its monetary demand through a proof of claim filed against CHC’s estate for the aggregate amount of approximately $2.2 million (i.e., the scheduled earn-out payment plus the alleged damages).

     On August 25, 2003, the Chapter 11 trustee and TBOB entered into the Settlement Agreement and Mutual Release (the “TBOB Settlement Agreement”). The TBOB Settlement Agreement proposes resolution of substantially all of the aforementioned matters by fixing and allowing TBOB’s claim against CHC at $1.5 million, plus interest, under certain circumstances, at the applicable federal judgment rate. In connection therewith, during the three and nine months ended September 30, 2003, the company increased its liabilities subject to compromise by approximately $0.2 million to reflect the full TBOB Settlement Agreement amount. The TBOB Settlement

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of either the Trustee’s Plan, as modified, or the Equity Committee’s Plan on or before December 31, 2003. In the event that one of the aforementioned plans of reorganization is not confirmed on or before December 31, 2003 (the “Deadline Date”), TBOB may, at its sole discretion, (i) elect to extend the Deadline Date for a period up to and including December 31, 2004 or (ii) seek allowance of its original claim amount against CHC; however, if TBOB does seek allowance of its original claim amount, the Chapter 11 trustee is permitted to seek a reduction of such claim to an amount lower than the $1.5 million settlement amount included in the TBOB Settlement Agreement. On October 22, 2003, the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee wherein, solely for voting on the plans of reorganization, TBOB will be an allowed general unsecured creditor in the amount of $1.5 million.

     In the event that the TBOB Settlement Agreement is not consummated, additional liabilities may result from post-petition interest on the final scheduled earn-out payment. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.6 million at September 30, 2003 using the contractual interest rate of 18%, has not been recorded in the company’s condensed consolidated financial statements because TBOB’s original claim for interest may ultimately not be sustainable (moreover, both the Trustee’s Plan, as modified, and the Equity Committee’s Plan propose to pay no more than the federal judgment interest rate, if certain conditions are satisfied). Management does not believe that final resolution of this matter will have a material adverse impact on the company’s financial position or results of operations.

     Pending Internal Revenue Service (“IRS”) Settlement. On October 31, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee seeking authorization for the company to enter into a settlement agreement and related deferred payment plan with the IRS. See Note 8 for further details.

     Regulatory Audits and Reviews. State Medicaid agencies and their fiscal intermediaries periodically conduct payment reviews or audits of claims for services provided to Medicaid beneficiaries. One such audit by the Kansas Medicaid agency (the “Kansas Agency”) identified that certain of the company’s claims were subject to recoupment; however, the Kansas Agency is allowing the company to resubmit certain claims identified during the audit. As a result of the audit findings, the company established an internal review, refund and rebilling initiative for certain claims related to one of its billing centers and, in connection therewith, further errors in Medicaid billing practices were identified. Management believes the Kansas Agency audit and the other identified erroneous billing matters are not pervasive throughout the company’s billing centers.

     In April 2003, the company was served with a subpoena from a Statewide Grand Jury pertaining to claims paid to the company for two Rhode Island Medicaid beneficiaries. The precise nature and extent of the investigation by Rhode Island governmental authorities and the specific matters before the Statewide Grand Jury are currently unknown.

     General. Management intends to vigorously defend the company and its subsidiaries in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnification of other parties, the ultimate disposition of such matters cannot be presently determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the company’s financial position, results of operations and liquidity.

     The company and its subsidiaries are also parties to various other actions arising out of the normal course of their businesses, including employee claims, reviews of cost reports and billings submitted to Medicare and Medicaid, as well as, examinations by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare & Medicaid Services (“CMS”). Management believes that the ultimate resolution of such matters will not have a material adverse effect on the company’s financial position, results of operations or liquidity.

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed a lawsuit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively “Caremark”), Caremark assigned and transferred to the company all of Caremark’s claims and causes of action against Caremark’s independent auditors, PricewaterhouseCoopers

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois and PricewaterhouseCoopers LLP filed a motion to dismiss the company’s lawsuit on several grounds, but its motion was denied on March 15, 1999. PricewaterhouseCoopers LLP filed another motion to dismiss the lawsuit in May 1999 and that motion was dismissed on January 28, 2000. On April 19, 2001, PricewaterhouseCoopers LLP filed a motion for partial summary judgment with regard to a portion of Caremark’s claims; however, this motion was subsequently denied. The lawsuit is still in the discovery stage and no trial date has been scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers. The Trustee’s Plan, as modified, provides that any net recovery in this matter, as defined in such plan of reorganization, will be distributed (i) to the holders of allowed general unsecured claims on a pro-rata basis in an amount equal to interest accrued at the federal judgment interest rate and (ii) then to certain holders of CHC equity interests on a pro-rata basis. The Equity Committee’s Plan retains any net recovery from this matter in the reorganized company.

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician’s family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC’s common stock. The Stark II law includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 7 for further details), at December 31, 2002 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2003.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if the company’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare and Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 25% of the company’s consolidated net revenue for both the nine months ended September 30, 2003 and the year ended December 31, 2002 relates to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a material adverse effect on the company’s financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could have a materially adverse effect on the company’s business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

11. DEBTOR/NON-DEBTOR CONDENSED FINANCIAL STATEMENTS

     The following Condensed Consolidating Balance Sheets as of September 30, 2003 and December 31, 2002 and the related Condensed Consolidating Statements of Income/Operations and Cash Flows for the nine months ended September 30, 2003 and 2002 are presented in accordance with SOP 90-7.

Condensed Consolidating Balance Sheet
As of September 30, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$38,599	$928	$—	$39,527
Cash limited as to use	166	85	—	251
Accounts receivable, net	—	106,215	—	106,215
Inventories	—	11,533	—	11,533
Deferred income taxes, net	—	220	—	220
Other current assets	6,461	1,009	—	7,470

Total current assets	45,226	119,990	—	165,216
Property and equipment, net	2,104	9,330	—	11,434
Deferred income taxes, net	—	962	—	962
Intangible assets, net	108	4,779	—	4,887
Goodwill, net	—	57,186	—	57,186
Investments in and advances to wholly-owned subsidiaries, net	117,809	—	(117,809)	—
Other assets	3,392	2,277	—	5,669

Total assets	$168,639	$194,524	$(117,809)	$245,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$12,528	$15,510	$—	$28,038
Accrued compensation and related liabilities	20,351	5,081	—	25,432
Current maturities of long-term debt and capital leases	50	259	—	309
Insurance note payable	798	—	—	798
Income taxes payable	24	3,968	—	3,992
Deferred income taxes	—	1,182	—	1,182
Accrued merger and restructuring costs	70	—	—	70
Accrued reorganization costs	10,955	—	—	10,955
Other current and accrued liabilities	4,332	4,015	(670)	7,677

Total current liabilities not subject to compromise	49,108	30,015	(670)	78,453
Total current liabilities subject to compromise	16,421	—	—	16,421

Total current liabilities	65,529	30,015	(670)	94,874
Long-term liabilities not subject to compromise:
Long-term debt and capital leases, less current maturities	17	1,090	—	1,107
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	698	—	6,236
Income taxes payable	—	16,478	—	16,478
Other liabilities	1,698	1,901	—	3,599
Net liabilities for liquidation of discontinued operations	—	26,533	670	27,203

Total liabilities	72,782	76,715	—	149,497
Net assets, including amounts due to Debtors	—	117,809	(117,809)	—
Total stockholders’ equity	95,857	—	—	95,857

Total liabilities and stockholders’ equity	$168,639	$194,524	$(117,809)	$245,354

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2002
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$29,675	$916	$—	$30,591
Cash limited as to use	133	84	—	217
Accounts receivable, net	—	103,498	—	103,498
Inventories	—	13,160	—	13,160
Deferred income taxes, net	—	107	—	107
Other current assets	5,004	654	—	5,658

Total current assets	34,812	118,419	—	153,231
Property and equipment, net	3,402	7,037	—	10,439
Deferred income taxes, net	—	449	—	449
Intangible assets, net	178	5,092	—	5,270
Goodwill, net	—	57,186	—	57,186
Investments in and advances to wholly-owned subsidiaries, net	118,924	—	(118,924)	—
Other assets	3,274	1,790	—	5,064

Total assets	$160,590	$189,973	$(118,924)	$231,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$15,031	$12,955	$—	$27,986
Accrued compensation and related liabilities	19,861	4,021	—	23,882
Current maturities of long-term debt and capital leases	51	10	—	61
Income taxes payable	30	3,250	—	3,280
Deferred income taxes	—	556	—	556
Accrued merger and restructuring costs	171	19	—	190
Accrued reorganization costs	7,610	—	—	7,610
Other current and accrued liabilities	4,230	4,991	(742)	8,479

Total current liabilities not subject to compromise	46,984	25,802	(742)	72,044
Total current liabilities subject to compromise	15,630	—	—	15,630

Total current liabilities	62,614	25,802	(742)	87,674
Long-term liabilities not subject to compromise:
Long-term debt and capital leases, less current maturities	67	6	—	73
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	677	—	6,215
Income taxes payable	—	16,130	—	16,130
Other liabilities	1,664	1,901	—	3,565
Net liabilities for liquidation of discontinued operations	—	26,533	742	27,275

Total liabilities	69,883	71,049	—	140,932
Net assets, including amounts due to Debtors	—	118,924	(118,924)	—
Total stockholders’ equity	90,707	—	—	90,707

Total liabilities and stockholders’ equity	$160,590	$189,973	$(118,924)	$231,639

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated

Net revenue	$—	$356,759	$—	$356,759
Cost of service	—	256,835	—	256,835

Gross profit	—	99,924	—	99,924
Operating expenses:
Selling, general and administrative expenses	13,866	56,322	—	70,188
Provision for estimated uncollectible accounts	—	12,388		12,388
Restructuring cost recoveries	—	(39)	—	(39)

Total operating expenses	13,866	68,671	—	82,537

Operating income (loss) from continuing operations	(13,866)	31,253	—	17,387
Other income (expenses):
Interest income	132	133	—	265
Interest expense	(265)	(1,077)	—	(1,342)
Equity in net income of wholly-owned subsidiaries	30,717	—	(30,717)	—
Equity in net income of unconsolidated joint ventures	—	1,057	—	1,057
Other expense, net	(347)	(106)	—	(453)

Income from continuing operations before reorganization expenses, income taxes and minority interests	16,371	31,260	(30,717)	16,914
Reorganization expenses, net	11,232	—	—	11,232

Income from continuing operations before income taxes and minority interests	5,139	31,260	(30,717)	5,682
Income tax expense	—	72	—	72
Minority interests in net income of consolidated joint ventures	—	460	—	460

Income from continuing operations	5,139	30,728	(30,717)	5,150
Loss from disposal of discontinued operations	(90)	(11)	—	(101)

Net income	$5,049	$30,717	$(30,717)	$5,049

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2002
(Restated (1) and Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated

Net revenue	$—	$318,335	$—	$318,335
Cost of service	—	229,178	—	229,178

Gross profit	—	89,157	—	89,157
Operating expenses:
Selling, general and administrative expenses	13,996	50,016	—	64,012
Provision for estimated uncollectible accounts	—	13,351	—	13,351
Restructuring cost recoveries	—	(113)	—	(113)

Total operating expenses	13,996	63,254	—	77,250

Operating income (loss) from continuing operations	(13,996)	25,903	—	11,907
Other income (expenses):
Interest income	167	139	—	306
Interest expense	(45)	(1,120)	—	(1,165)
Gain on sale of business	—	46	—	46
Equity in net loss of wholly-owned subsidiaries	(45,520)	—	45,520	—
Equity in net income of unconsolidated joint ventures	—	1,032	—	1,032
Other income, net	1	1,005	—	1,006

Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests and the cumulative effect of a change in accounting principle	(59,393)	27,005	45,520	13,132
Reorganization expenses, net	3,380	—	—	3,380

Income (loss) from continuing operations before income taxes, minority interests and the cumulative effect of a change in accounting principle	(62,773)	27,005	45,520	9,752
Income tax expense	—	71	—	71
Minority interests in net income of consolidated joint ventures	—	552	—	552

Income (loss) from continuing operations before the cumulative effect of a change in accounting principle	(62,773)	26,382	45,520	9,129
Loss from disposal of discontinued operations	(530)	—	—	(530)

Income (loss) before the cumulative effect of a change in accounting principle	(63,303)	26,382	45,520	8,599
Cumulative effect of a change in accounting principle	—	(71,902)	—	(71,902)

Net loss	$(63,303)	$(45,520)	$45,520	$(63,303)

(1)  The company recognized a transitional goodwill impairment charge of approximately $71.9 million in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), in December 2002; however, such charge was retroactive to January 1, 2002. In accordance with the provisions of Statement 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle. See Note 6 for further details.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated

Net cash provided by (used in) continuing operations before reorganization items	$(15,209)	$36,288	$21,079
Net cash used by reorganization items	(7,408)	—	(7,408)

Net cash provided by (used in) continuing operations (net of reorganization items)	(22,617)	36,288	13,671

Cash flows from investing activities:
Purchases of property and equipment	(1,464)	(2,947)	(4,411)
Cash advances from wholly-owned subsidiaries	32,778	(32,778)	—
Proceeds from dispositions of property and equipment	—	2	2

Net cash provided by (used in) investing activities	31,314	(35,723)	(4,409)

Cash flows from financing activities:
Principal payments of long-term debt and capital leases	(51)	(65)	(116)
Refunds of deposits to collateralize letters of credit	413	—	413
Cash distributions to minority interests	—	(450)	(450)

Net cash provided by (used in) financing activities	362	(515)	(153)

Net increase in cash from continuing operations	$9,059	$50	$9,109

Net cash used in discontinued operations	$(135)	$(38)	$(173)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated

Net cash provided by (used in) continuing operations before reorganization items	$(12,716)	$25,612	$12,896
Net cash used by reorganization items	(4,327)	—	(4,327)

Net cash provided by (used in) continuing operations (net of reorganization items)	(17,043)	25,612	8,569

Cash flows from investing activities:
Purchases of property and equipment	(2,021)	(1,618)	(3,639)
Cash advances from wholly-owned subsidiaries	23,252	(23,252)	—
Proceeds from sale of business	—	85	85
Proceeds from dispositions of property and equipment	1	5	6

Net cash provided by (used in) investing activities	21,232	(24,780)	(3,548)

Cash flows from financing activities:
Principal payments of long-term debt and capital leases	(50)	(7)	(57)
Refunds of deposits to collateralize letters of credit	200	—	200
Cash distributions to minority interests	—	(607)	(607)

Net cash provided by (used in) financing activities	150	(614)	(464)

Net increase in cash from continuing operations	$4,339	$218	$4,557

Net cash used in discontinued operations	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) that is based on the beliefs of Coram management, as well as assumptions made by, and information currently available to, management. The company’s actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”) (CHC and CI are hereinafter collectively referred to as the “Debtors”) and certain other factors, which are described in greater detail in Coram’s Annual Report on Form 10-K/A Amendment No. 2 (the “Form 10-K/A”) for the year ended December 31, 2002 under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors.” When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this report. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the filing date of this report or to reflect the occurrence of unanticipated events.

     The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Debtors’ bankruptcy filings and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Debtors’ Chapter 11 bankruptcy proceedings, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 to the company’s condensed consolidated financial statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

     Background and Certain Important Bankruptcy Court Activities

     During 2003 and 2002, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include outsourced hospital compounding services and centralized management, administration and clinical support for clinical research trials. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada, including a recently opened infusion branch in Amherstburg, Ontario, Canada. Additionally, management plans to open a new infusion branch in San Antonio, Texas on or about December 1, 2003.

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

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a competing proposed Liquidating Chapter 11 Plan. The Chapter 11 trustee objected to the corresponding disclosure statement. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications (collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151. The Second Modified R-Net Plan remains subject to confirmation by the Bankruptcy Court and, accordingly, hearings to consider confirmation of such plan of reorganization and any objections thereto are scheduled to commence on December 15, 2003. The deadline to object to confirmation of the Second Modified R-Net Plan was November 3, 2003 and, in connection therewith, one objection was filed.

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

(II)	The Debtors’ First Joint Plan of Reorganization and Related Activities

     On the same day the Debtors commenced the Bankruptcy Cases, the Debtors also filed their joint plan of reorganization (the “Joint Plan”) and their joint disclosure statement with the Bankruptcy Court. The Joint Plan was subsequently amended and restated (the “Restated Joint Plan”) and, on or about October 10, 2000, the Restated Joint Plan and the First Amended Disclosure Statement with respect to the Restated Joint Plan were authorized for distribution by the Bankruptcy Court. Among other things, the Restated Joint Plan provided for: (i) a conversion of all of the CI obligations represented by the company’s Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) into (a) a four year, interest only note in the principal amount of $180 million that would bear interest at the rate of 9% per annum and (b) all of the equity in the reorganized CI; (ii) the payment in full of all secured, priority and general unsecured debts of CI; (iii) the payment in full of all secured and priority claims against CHC; (iv) the impairment of certain general unsecured debts of CHC, including, among others, CHC’s obligations under the Series A Notes and the Series B Notes; and (v) the complete elimination of CHC’s equity interests. Furthermore, pursuant to the Restated Joint Plan, CHC would be dissolved as soon as practicable after the effective date of the Restated Joint Plan and the common stock of CHC would no longer be publicly traded. Therefore, under the Restated Joint Plan, as filed, the existing stockholders of CHC would have received no value for their shares and all of the outstanding equity of CI, as the surviving entity, would be owned by the holders of the Series A Notes and the Series B Notes. Representatives of the company negotiated the principal aspects of the Restated Joint Plan with representatives of the holders of the Series A Notes and the Series B Notes and the parties to the company’s former Senior Credit Facility prior to the filing of such Restated Joint Plan.

     On or about October 20, 2000, the Restated Joint Plan and First Amended Disclosure Statement were distributed for a vote among persons holding impaired claims that were entitled to a distribution under the Restated Joint Plan. The Debtors did not send ballots to the holders of unimpaired classes, who were deemed to accept the Restated Joint Plan, and classes that were not receiving any distribution, who were deemed to reject the Restated Joint Plan. Eligible voters responded in favor of the Restated Joint Plan. At a confirmation hearing on December 21, 2000, the Bankruptcy Court denied confirmation of the Restated Joint Plan finding, inter alia, that the incomplete disclosure of the relationship between the Debtors’ former Chief Executive Officer and Cerberus Capital Management, L.P., an affiliate of one of the Debtors’ largest creditors, precluded the Bankruptcy Court from finding that the Restated Joint Plan was proposed in good faith, a statutory requirement for plan confirmation.

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 to the company’s condensed consolidated financial statements for further details). Hereafter, the Coram, Inc. Series A Cumulative Preferred Stock is referred to as the “CI Series A Preferred Stock.” The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2001. See Note 10 to the company’s condensed consolidated financial statements for further discussion regarding Stark II.

(III)	The Debtors’ Second Joint Plan of Reorganization and Related Activities

     On or about February 6, 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s former Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). On February 26, 2001, the Bankruptcy Court denied such motion without prejudice. On the same day, the Bankruptcy Court approved the Debtors’ motion to appoint Goldin Associates, L.L.C. (“Goldin”) as independent restructuring advisor to the CHC Independent Committee of the Board of Directors (the “Independent Committee”). Among other things, the scope of Goldin’s services included (i) assessing the appropriateness of the Restated Joint Plan and reporting its findings to the Independent Committee and advising the Independent Committee regarding an appropriate course of action calculated to bring the Bankruptcy Cases to a fair and satisfactory conclusion, (ii) preparing a written report as may be required by the Independent Committee and/or the Bankruptcy Court and (iii) appearing before the Bankruptcy Court to provide testimony as needed. Goldin was also appointed as a mediator among the Debtors, the Equity Committee and other parties in interest.

     On April 25, 2001 and July 11, 2001, the Bankruptcy Court extended the period during which the Debtors had the exclusive right to file a plan of reorganization to July 11, 2001 and August 1, 2001, respectively. On August 1, 2001, the Bankruptcy Court denied the Equity Committee’s motion to terminate the Debtors’ exclusivity periods and file its own plan of reorganization. Moreover, on August 2, 2001, the Bankruptcy Court extended the Debtors’ exclusivity period to solicit acceptances of any filed plan or plans of reorganization to November 9, 2001 (the date to solicit acceptances of the plan of reorganization for CHC’s equity holders was subsequently extended to November 12, 2001). On or about November 7, 2001, the Debtors filed a motion seeking to extend the periods to file a plan or plans of reorganization and solicit acceptances thereof to December 31, 2001 and March 4, 2002, respectively. The Bankruptcy Court extended exclusivity to January 2, 2002. Thereafter, the Debtors’ exclusivity period terminated.

     Based upon Goldin’s findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the “Goldin Report”), on July 31, 2001 the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement (as amended, the “Second Disclosure Statement”), with respect to their Second Joint Plan of Reorganization (as amended, the “Second Joint Plan”). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to those described in the Restated Joint Plan; however, utilizing Goldin’s recommendations, as set forth in the Goldin Report, the following substantive modifications were included in the Second Joint Plan:

•	the payment of up to $3.0 million to the holders of allowed CHC general unsecured claims;

•	the payment of up to $10.0 million to the holders of CHC equity interests (contingent upon such holders voting in favor of the Second Joint Plan);

•	cancellation of the issued and outstanding CI Series A Preferred Stock, and

•	a $7.5 million reduction in certain performance bonuses payable to the company’s former Chief Executive Officer.

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

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock (see Notes 7 and 9 to the company’s condensed consolidated financial statements for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2002. See Note 10 to the company’s condensed consolidated financial statements for further discussion regarding Stark II.

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

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure, other than, as further discussed below, the acceptance of Daniel D. Crowley’s resignation effective March 31, 2003.

     On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until sometime after confirmation of a plan or plans of reorganization. Through November 14, 2003, the Bankruptcy Court has adjudicated only one final fee application. On or about July 24, 2002, the Bankruptcy Court also approved several motions filed by the Chapter 11 trustee related to fiduciary and administrative matters, including (i) maintenance of the Debtors’ existing bank accounts, (ii) continued use of the company’s business forms and record retention policies and procedures and (iii) expenditure authorization/check disbursement policies and procedures.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors to provide services focusing on the Debtors’ restructuring and reorganization. The services may include, subject to the Chapter 11 trustee’s discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of stakeholders’ claims, and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002. Additionally, on September 23, 2003, the Bankruptcy Court approved a motion to extend the retention period of such investment bankers and financial advisors.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2002, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $40.2 million of the Series A Notes, $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram, Inc. Series B

Cumulative Preferred Stock, $0.001 par value per share (see Notes 7 and 9 to the company’s condensed consolidated financial statements for further details). Hereafter the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the “CI Series B Preferred Stock.” This transaction generated an extraordinary gain on troubled debt restructuring of approximately $123.5 million in 2002. At December 31, 2002, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ending December 31, 2003. See Note 10 to the company’s condensed consolidated financial statements for further discussion regarding Stark II.

(V)	Bankruptcy Related Activities Subsequent to December 31, 2002

     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the “Transition Agreement”), effective January 1, 2003, with Mr. Crowley to have him serve as CHC’s Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee’s motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court’s belief that Mr. Crowley, contrary to his representations, continued to seek remuneration from one of CI’s noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003. During the period January 1, 2003 through March 31, 2003, the company paid Mr. Crowley based on the executed Transition Agreement. The Chapter 11 trustee has requested repayment from Mr. Crowley of all amounts paid in the 2003 period for the bi-weekly salary difference between the expired employment agreement and the Transition Agreement. Additionally, the Chapter 11 trustee’s amended proposed joint plan of reorganization, as further discussed below, proposes to reject Mr. Crowley’s employment agreement.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley’s employment with the Debtors and remove him from all involvement in the Debtors’ affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 4 to the company’s condensed consolidated financial statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee’s motion to terminate Mr. Crowley’s employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     The employment contract with Allen J. Marabito, Executive Vice President, General Counsel and Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue Mr. Marabito’s employment in his prior capacity and Mr. Marabito has also assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito’s employment is at will with a base salary of $375,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. On May 19, 2003, Mr. Marabito released the company from all contractual obligations pertaining to his incentive compensation for the year ended December 31, 2002 (i.e., the 2002 MIP of approximately $1.05 million which remained subject to Chapter 11 trustee and Bankruptcy Court approvals) and such amount is reflected in the company’s condensed consolidated statements of income as a reduction in general and administrative expenses during the nine months ended September 30, 2003. In consideration thereof, Mr. Marabito was granted a retention bonus of $380,000 under the company’s 2003 Key Employee Retention Plan discussed below. The loss of Mr. Marabito’s services could have a material adverse effect on the company.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the “2003 KERP”), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the “2003 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the “Second Payment Date”). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. Approximately $1.8 million, which represented the first installment under the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003.

     On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the Debtors and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the “Trustee’s Plan”). Additionally, on June 24, 2003 the Chapter 11 trustee filed the Second Amended Disclosure Statement with Respect to the Trustee’s Plan (the “Trustee’s Disclosure Statement”). On June 26, 2003, the Bankruptcy Court entered an order (i) approving the Trustee’s Disclosure Statement, (ii) approving the form of the ballot to be distributed in connection with the voting on the Trustee’s Plan, (iii) establishing procedures for solicitation of votes on the Trustee’s Plan, (iv) establishing a voting deadline and procedures for tabulation of votes on the Trustee’s Plan and (v) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Trustee’s Plan. True and correct copies of the Trustee’s Plan and the Trustee’s Disclosure Statement are attached as Exhibits 99.1 and 99.2, respectively, to the company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 11, 2003. A modification to the Trustee’s Plan was filed with the Bankruptcy Court on September 8, 2003 and is attached as Exhibit 99.1 to the company’s Form 8-K filed with the SEC on September 23, 2003.

     On December 19, 2002, the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the “Equity Committee’s Plan”). Additionally, on June 26, 2003 the Equity Committee filed the Third Amended Disclosure Statement with Respect to the Equity Committee’s Plan (the “Equity Committee’s Disclosure Statement”). On June 26, 2003, the Bankruptcy Court entered an order (i) approving the Equity Committee’s Disclosure Statement, (ii) appointing a balloting agent, (iii) approving the form of the ballot to be distributed in connection with the voting on the Equity Committee’s Plan, (iv) establishing procedures for solicitation of votes on the Equity Committee’s Plan, (v) establishing a voting deadline and procedures for tabulation of votes on the Equity Committee’s Plan and (vi) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Equity Committee’s Plan, and the objections thereto filed by the Chapter 11 trustee. True and correct copies of the Equity Committee’s Plan and the Equity Committee’s Disclosure Statement are attached as Exhibits 99.3 and 99.4, respectively, to the company’s Form 8-K filed with the SEC on July 11, 2003.

     On September 29, 2003, the Chapter 11 trustee filed a Plan Supplement (the “Trustee’s Plan Supplement”) to the Trustee’s Plan, as modified, with the Bankruptcy Court. Additionally, the Equity Committee filed the Initial and Second Plan Supplements (collectively the “Equity Committee’s Plan Supplements”) to the Equity Committee’s Plan with the Bankruptcy Court on September 29, 2003 and October 3, 2003, respectively. Each of the Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements may be subject to future changes and/or amendments. True and correct copies of the Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements are attached as Exhibits 99.1 through 99.3 to the company’s Form 8-K filed with the SEC on October 14, 2003.

     Pursuant to the Bankruptcy Court’s order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan. Additionally, in accordance with the Bankruptcy Court’s order, on or about July 14, 2003, the balloting agent transmitted the Chapter 11 trustee’s and the Equity Committee’s solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. As of November 14, 2003, the balloting agent has not certified the final voting results. Additionally, certain matters pertaining to the tabulation of the votes are scheduled to be heard by the Bankruptcy Court on December 9, 2003.

     Each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan remain subject to confirmation by the Bankruptcy Court. Hearings to consider confirmation of each such plan of reorganization and any objections thereto commenced on September 30, 2003 and are ongoing. The next confirmation hearing date is scheduled for November

20, 2003. The deadline to object to confirmation of each of the plans of reorganization was August 7, 2003 and, in connection therewith, certain objections have been filed against both plans of reorganization.

(VI)	Other Bankruptcy-Related Disclosures

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or as debtors-in-possession. These claims are reflected in the company’s condensed consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets are also stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue the pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 10 to the company’s condensed consolidated financial statements for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries’ bankruptcy proceedings.

     The holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the “CI Preferred Stock Holders”) continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with the note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting the exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors’ assets pursuant to Chapter 11 of the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI’s common stock and all claims against and equity interests in CHC.

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole common shareholder of Coram, Inc. Upon motion of the defendants and after a hearing held on June 5, 2003, the Bankruptcy Court dismissed the aforementioned adversary proceeding by an order dated June 19, 2003 and preserved issues concerning post-petition interest for determination in connection with confirmation hearings on the Trustee’s Plan, as modified, and the Equity Committee’s Plan, provided that, to the extent that an equitable objection to confirmation is raised, the Bankruptcy Court will treat the CI Series A Preferred Stock and the CI Series B Preferred Stock as debt and deal with the issue of whether post-petition interest will be allowed in accordance with the provisions of the Bankruptcy Code concerning post-petition interest on debt.

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

     Management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical accounting policies in relation to the company’s consolidated financial statements, as well as those that most require important and substantive management judgment. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving and enhancing its enterprise-wide information systems. For a description of these critical accounting policies, refer to Note 2 to the company’s audited consolidated financial statements and “Critical Accounting Policies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Coram’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

     Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. For a description of these critical accounting policies, refer to Note 8 to the company’s audited consolidated financial statements in Coram’s Annual Report on Form 10-K/A for the year ended December 31, 2002. Moreover, because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to a plan or plans of reorganization set forth by the Chapter 11 trustee, the Equity Committee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company’s goodwill is premised on several highly judgmental assumptions, including, among other things, the company’s enterprise value and the final disposition of the company’s pre-petition liabilities. Accordingly, the company’s goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination. Based upon preliminary assessments, analyses and computations, management does not anticipate a material goodwill impairment charge during 2003; however, if such a material charge is required, stockholders’ equity may be less than $75 million as of December 31, 2003, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2004. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail in Note 10 to the company’s condensed consolidated financial statements.

RESULTS OF OPERATIONS

     As discussed in Note 3 to the company’s condensed consolidated financial statements, R-Net’s operating results are included in discontinued operations; however, for the three and nine months ended September 30, 2003 and 2002 the Resource Network Subsidiaries had no operations.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Net Revenue. Net revenue increased $15.4 million or 14.3% to $123.3 million during the three months ended September 30, 2003 from $107.9 million during the three months ended September 30, 2002. As a result of management’s continued focus on the delivery of the company’s core infusion therapies, which include coagulant and blood clotting (“Factor”), intravenous immunoglobulin (“IVIG”), anti-infective, pain management and total parenteral nutrition therapies (collectively the “Core Infusion Therapies”), net revenue from such therapies increased $10.6 million or 13.9% during the three months ended September 30, 2003 from the three months ended September 30, 2002. Also contributing to the consolidated net revenue increase is a $4.3 million improvement (approximately 15.1%) in the company’s non-core infusion therapies (such therapies include, but are not limited to, enteral nutrition and therapies corresponding to the Food and Drug Administration approved drugs Synagis® and Remicaid®). No individual non-core therapy represented more than 5% of the company’s net revenue during the three months ended September 30, 2003 or 2002. The company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

     During the three months ended September 30, 2003 and 2002, approximately $9.4 million and $8.6 million, respectively, of the company’s consolidated net revenue related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California (the “Health Net Contract”) pursuant to fee-for-service and capitated reimbursement arrangements. The underlying two year agreement expired by its terms on December 31, 2002 and, in connection therewith, Health Net invited Coram, as well as a limited group of other providers, to respond to a request for proposal (“RFP) for the services provided by Coram under the terms of the expired agreement. During the RFP process, the company continued to render services to the Health Net members pursuant to the terms and conditions of the expired agreement. On September 5, 2003, after a comprehensive evaluation process, Health Net awarded the contract to the company and, effective October 1, 2003, a second amendment to the Health Net Contract

(the “Amendment”) was executed wherein the contract was extended to December 31, 2005. The reimbursement rates for certain therapies covered under the Health Net Contract were reduced by the Amendment and the stop-loss provisions for certain other therapies were modified. Accordingly, management anticipates that the Amendment will result in an overall revenue decrease of approximately 5% commencing on October 1, 2003. Health Net reserved the right to reevaluate the Amendment based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Amendment. The loss of the Health Net contract or significant modifications to the terms and conditions of the Amendment could have a materially adverse effect on the company’s results of operations, cash flows and financial condition. See Note 1 to the company’s condensed consolidated financial statements for further details.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During the nine months ended September 30, 2003, eight additional provider contracts were terminated with effective dates ranging from October 1, 2003 to February 15, 2004. During the three months ended September 30, 2003 and 2002, the terminated contracts represented approximately $2.8 million and $3.1 million of the company’s consolidated net revenue, respectively, and during the three months ended September 30, 2003 and 2002, all provider contracts under this national health insurance carrier represented approximately $4.5 million and $4.9 million of the company’s consolidated net revenue, respectively. See Note 1 to the company’s condensed consolidated financial statements for further details.

     Gross Profit. Gross profit increased $6.8 million to $37.0 million or a gross margin of 30.0% during the three months ended September 30, 2003 from $30.2 million or a gross margin of 28.0% during the three months ended September 30, 2002. During the three months ended September 30, 2003, the company’s gross margin percentage was favorably impacted by lower acquisition costs for Factor and IVIG products (principally due to an overall increase in related product availability in the marketplace during such period). Additionally, the gross margin during 2003 was favorably impacted by a larger proportion of IVIG and anti-infective therapies in the company’s revenue mix (such therapies generally have lower product cost as a percentage of net revenue than the company’s non-core therapies). No assurances can be given that the company will continue to benefit from favorable acquisition costs for Factor and IVIG products. Price increases or the absence of product availability could have a materially adverse effect on the company’s financial condition, results of operations and liquidity.

     Partially offsetting the aforementioned favorable gross margin trends during the three months ended September 30, 2003 was an incremental increase of approximately $0.3 million in nursing and pharmacy salaries and related contract labor that were precipitated by an overall labor shortage. Additionally, during 2003 the company experienced higher workers’ compensation insurance costs and increased health and welfare costs.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.5 million or 11.5% to $24.2 million during the three months ended September 30, 2003 from $21.7 million during the three months ended September 30, 2002. During 2003, the company incurred incremental costs of (i) $1.1 million to enhance and reward its sales and marketing force, (ii) $0.1 million in reimbursement costs, (iii) $0.3 million in health and welfare costs and (iv) $0.5 million in legal fees relating to certain ongoing litigation (see Note 10 to the company’s condensed consolidated financial statements for further details of litigation matters). Additionally, SG&A expenses for the three months ended September 30, 2003 include (i) $0.1 million for the relocation of the company’s information technology and CTI Network, Inc. operations from Bannockburn, Illinois to an existing branch location in Mount Prospect, Illinois and (ii) $0.1 million relating to settlement activities for a pre-petition proof of claim filed in the Bankruptcy Cases.

     In addition to the aforementioned increased SG&A costs, the company experienced an overall increase in SG&A expenses attributable to revenue growth, inflation and enhancements to the company’s SoluNet LLC (“SoluNet”) business.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $4.6 million or 3.7% of net revenue during the three months ended September 30, 2003, compared to $5.1 million or 4.7% of net revenue during the three months ended September 30, 2002. The decrease in the provision for uncollectible accounts as a percentage of net revenue was primarily due to the realization of increased cash collections in 2003, thereby resulting in an overall improvement in the company’s accounts receivable aging statistics. The 2003 provision for estimated uncollectible accounts reflects management’s best estimate of bad debt expense for the year ending December 31, 2003; however, there can be no assurances that such provisions will be adequate, that favorable cash collection trends will continue or that factors adversely affecting the company’s bad debt expense will not arise in the future.

     Restructuring Cost Recoveries. During the three months ended September 30, 2003, the company recognized nominal restructuring cost recoveries related to changes in estimates for facility reduction costs. During the three months ended September 30, 2002, the company recognized restructuring cost recoveries of $0.1 million related to certain new functionality of space previously deemed to be idle and/or excess. Both such amounts were previously included as part of the company’s accrued merger and restructuring costs.

     Interest Expense. Interest expense was $0.6 million and $0.4 million during the three months ended September 30, 2003 and 2002, respectively. Both periods primarily reflect the recognition of interest expense on a pending settlement with the Internal Revenue Service that is more fully described in Note 8 to the company’s condensed consolidated financial statements. Both periods also reflect the non-recognition of interest expense related to certain notes issued in connection with the Securities Exchange Agreement subsequent to the execution of debt-for-equity exchange agreements on December 29, 2000, December 31, 2001 and December 31, 2002, which qualified as troubled debt restructurings (see Notes 7 and 9 to the company’s condensed consolidated financial statements for further details). Additionally, 2003 includes approximately $0.2 million of incremental interest expense to reflect the proposed settlement amount with a general unsecured creditor in the Bankruptcy Cases (see Note 10 to the company’s condensed consolidated financial statements for further details).

     Other Income (Expense), Net. During the three months ended September 30, 2003, the company recognized approximately $0.4 million in other expense, compared to a nominal amount of other income during the three months ended September 30, 2002. During 2003, the company recorded $0.5 million of expense as a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases.

     Reorganization Expenses, Net. During the three months ended September 30, 2003 and 2002, the company recognized $5.4 million and $0.8 million, respectively, of net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, a key employee retention plan, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The increase during 2003 was partially attributable to $1.0 million and $0.7 million of expenses related to (i) the 2003 Key Employee Retention Plan and (ii) the distribution and notification of competing plans of reorganization, respectively, whereas no comparable amounts were incurred during 2002. Moreover, during the three months ended September 30, 2003 and 2002, the company recorded $3.8 million and $1.0 million, respectively, of bankruptcy-related professional fees. Such professional fees were higher during 2003 primarily due to the increased level of legal and financial advisory activities related to the competing plans of reorganization proposed by the Chapter 11 trustee and the Equity Committee and the ongoing Bankruptcy Court confirmation hearings (see Note 2 to the company’s condensed consolidated financial statements for further details about the competing plans of reorganization).

     Income Tax Expense. See Note 8 to the company’s condensed consolidated financial statements for discussion of variances between the statutory income tax rate and the company’s effective income tax rates.

     Loss from Disposal of Discontinued Operations. During the three months ended September 30, 2002, the company recorded a $0.5 million loss from disposal of discontinued operations. Such amount represents legal costs for certain litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation. See Notes 3 and 10 to the company’s condensed consolidated financial statements for further details.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Net Revenue. Net revenue increased $38.5 million or 12.1% to $356.8 million during the nine months ended September 30, 2003 from $318.3 million during the nine months ended September 30, 2002. As a result of management’s continued focus on the delivery of the company’s Core Infusion Therapies, net revenue from such therapies increased $24.0 million or 10.8% during the nine months ended September 30, 2003 from the nine months ended September 30, 2002. Also contributing to the consolidated net revenue increase is a $13.2 million improvement (approximately 15.4%) in the company’s non-core infusion therapies. No individual non-core therapy represented more than 5% of the company’s net revenue during the nine months ended September 30, 2003 or 2002. The company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

     During the nine months ended September 30, 2003 and 2002, approximately $26.3 million and $25.7 million, respectively, of the company’s consolidated net revenue related to the Health Net Contract. See Note 1 to the company’s condensed consolidated financial statements for further details regarding this contract.

     As discussed above under Net Revenue for the three months ended September 30, 2003 and 2002, certain provider contracts were recently terminated by a national health insurance carrier. During the nine months ended September 30, 2003 and 2002, the terminated contracts represented approximately $8.2 million and $8.9 million of the company’s consolidated net revenue, respectively. Moreover, during the nine months ended September 30, 2003 and 2002 all provider contracts under this national health insurance carrier represented approximately $12.8 million and $14.1 million of the company’s consolidated net revenue, respectively. See Note 1 to the company’s condensed consolidated financial statements for further details.

     Gross Profit. Gross profit increased $10.7 million to $99.9 million during the nine months ended September 30, 2003 from $89.2 million during the nine months ended September 30, 2002. The gross margin was 28.0% during both such periods. During the nine months ended September 30, 2003, the company’s gross margin percentage was favorably impacted by lower acquisition costs for Factor and IVIG products (principally due to an overall increase in related product availability in the marketplace during such period). Additionally, the gross margin during 2003 was favorably impacted by a larger proportion of IVIG and anti-infective therapies in the company’s revenue mix (such therapies generally have lower product cost as a percentage of net revenue than the company’s non-core therapies). No assurances can be given that the company will continue to benefit from favorable acquisition costs for Factor and IVIG products. Price increases or the absence of product availability could have a materially adverse effect on the company’s financial condition, results of operations and liquidity.

     Notwithstanding the aforementioned favorable gross margin trends during 2003, the company’s overall gross margin percentage remained unchanged from the prior year primarily due to a $3.4 million charge for the purchase of a malpractice insurance tail policy and an incremental increase of approximately $3.0 million in nursing and pharmacy salaries and related contract labor that were precipitated by an overall labor shortage. Additionally, during 2003 the company experienced higher workers’ compensation insurance costs and increased health and welfare costs.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $6.2 million or 9.7% to $70.2 million during the nine months ended September 30, 2003 from $64.0 million during the nine months ended September 30, 2002. During 2003, the company incurred incremental costs of (i) $3.2 million to enhance and reward its sales and marketing force, (ii) $1.7 million in reimbursement costs, (iii) $0.7 million in health and welfare costs and (iv) $1.0 million in legal fees relating to certain ongoing litigation (see Note 10 to the company’s condensed consolidated financial statements for further details of litigation matters). Additionally, SG&A expenses for the nine months ended September 30, 2003 include (i) $0.1 million for the relocation of the company’s information technology and CTI Network, Inc. operations from Bannockburn, Illinois to an existing branch location in Mount Prospect, Illinois and (ii) $0.1 million relating to settlement activities for a pre-petition proof of claim filed in the Bankruptcy Cases.

     Partially offsetting the above SG&A expense increases were (i) a $0.7 million decrease in management incentive compensation (principally due to a reversal of the company’s Executive Vice President incentive compensation for the year ended December 31, 2002, which was recognized during the nine months ended September 30, 2003 (see Note 2 to the company’s condensed consolidated financial statements for further details)), (ii) a $0.5 million decrease in amortization expense related to the company’s commercial payer contracts intangible asset, which became fully amortized during the nine months ended September 30, 2002 and (iii) a $0.4 million decrease in depreciation expense primarily related to the implementation of new information systems during the nine months ended September 30, 2002 wherein certain temporary transitional components of such new information systems became fully depreciated during that period.

     In addition to the aforementioned SG&A expense changes, the company experienced an overall increase in SG&A expenses attributable to revenue growth, inflation and enhancements to the company’s SoluNet business.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $12.4 million or 3.5% of net revenue during the nine months ended September 30, 2003, compared to $13.4 million or 4.2% of net revenue during the nine months ended September 30, 2002. The decrease in the provision for uncollectible accounts as a percentage of net revenue was primarily due to the realization of increased cash collections in 2003, thereby resulting in an overall improvement in the company’s accounts receivable aging statistics. Also contributing to the decrease in the provision for uncollectible accounts as a percentage of net revenue was the recognition of $1.1 million of recoveries from payer settlement negotiations related to certain of the company’s older commercial accounts receivable (see Note 1 to the company’s condensed consolidated financial statements for further details). The 2003 provision for estimated uncollectible accounts reflects management’s best estimate of bad debt expense for the year ending December 31, 2003; however, there can be no assurances that such provisions will be adequate, favorable cash collection trends will continue or that factors adversely affecting the company’s bad debt expense will not arise in the future.

     Restructuring Cost Recoveries. During the nine months ended September 30, 2003, the company recognized nominal restructuring cost recoveries related to changes in estimates for facility reduction costs. During the nine months ended September 30, 2002, the company recognized restructuring cost recoveries of $0.1 million related to certain new functionality of space previously deemed to be idle and/or excess and the early termination of a lease. Both such amounts were previously included as part of the company’s accrued merger and restructuring costs.

     Interest Expense. Interest expense was $1.3 million and $1.2 million during the nine months ended September 30, 2003 and 2002, respectively. Both periods primarily reflect the recognition of interest expense on a pending settlement with the Internal Revenue Service that is more fully described in Note 8 to the company’s condensed consolidated financial statements. Both periods also reflect the non-recognition of interest expense related to certain notes issued in connection with the Securities Exchange Agreement subsequent to the execution of debt-for-equity exchange agreements on December 29, 2000, December 31, 2001 and December 31, 2002, which qualified as troubled debt restructurings (see Notes 7 and 9 to the company’s condensed consolidated financial statements for further details). Additionally, 2003 includes approximately $0.2 million of incremental interest expense to reflect the proposed settlement amount with a general unsecured creditor in the Bankruptcy Cases (see Note 10 to the company’s condensed consolidated financial statements for further details).

     Equity in Net Income of Unconsolidated Joint Ventures. Equity in net income of unconsolidated joint ventures increased by a nominal amount during the nine months ended September 30, 2003. During 2003, the equity in net income of unconsolidated joint ventures was adversely impacted by the ongoing liquidation of one of the company’s unconsolidated joint ventures in the Chicago, Illinois marketplace. As of June 30, 2003, substantially all operations of such unconsolidated joint venture have ceased. Offsetting such unfavorable financial results were increased earnings from certain other unconsolidated joint ventures.

     Additionally, one of Coram’s unconsolidated California partnerships derived approximately 42.2% and 46.9% of its net revenue during the nine months ended September 30, 2003 and 2002, respectively, from services provided under the Health Net Contract. See Note 1 to the company’s condensed consolidated financial statements for further details of this contract.

     Gain on Sale of Business. During January 2002, the company finalized the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. See Note 2 to the company’s condensed consolidated financial statements for further details.

     Other Income (Expense), Net. During the nine months ended September 30, 2003, the company recognized approximately $0.5 million in other expense, compared to $1.0 million in other income during the nine months ended September 30, 2002. During 2003, the company recorded $0.5 million of expense as a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases. During 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The company, with approvals from the Chapter 11 trustee and the Bankruptcy Court, entered into a settlement agreement whereby the aforementioned escrow deposit was realized by the company in October 2002.

     Reorganization Expenses, Net. During the nine months ended September 30, 2003 and 2002, the company recognized $11.2 million and $3.4 million, respectively, of net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, a key employee retention plan, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The increase during 2003 was partially attributable to $2.3 million and $0.7 million of expenses related to (i) the 2003 Key Employee Retention Plan and (ii) the distribution and notification of competing plans of reorganization, respectively, whereas no comparable amounts were incurred during 2002. Moreover, during the nine months ended September 30, 2003 and 2002, the company recorded $8.5 million and $3.7 million, respectively, of bankruptcy-related professional fees. Such professional fees were higher during 2003 primarily due to the increased level of legal and financial advisory activities related to the competing plans of reorganization proposed by the Chapter 11 trustee and the Equity Committee and the ongoing Bankruptcy Court confirmation hearings (see Note 2 to the company’s condensed consolidated financial statements for further details about the competing plans of reorganization).

     Income Tax Expense. See Note 8 to the company’s condensed consolidated financial statements for discussion of variances between the statutory income tax rate and the company’s effective income tax rates.

     Loss from Disposal of Discontinued Operations. During the nine months ended September 30, 2003 and 2002, the company recorded $0.1 million and $0.5 million, respectively, of losses from disposal of discontinued operations. Such amounts represent legal costs for certain litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. and the Debtors and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation. See Notes 3 and 10 to the company’s condensed consolidated financial statements for further details.

     Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2002, the company recognized a transitional goodwill impairment charge of approximately $71.9 million related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). In accordance with the provisions of Statement 142, such charge was retroactively recorded in the company’s condensed consolidated financial statements as the cumulative effect of a change in accounting principle during the nine months ended September 30, 2002. See Note 6 to the company’s condensed consolidated financial statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

     Bankruptcy Proceedings. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on August 8, 2000. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. Although the filing of the Bankruptcy Cases constitutes an event of default under the company’s principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases of non-residential real property. Parties effected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and the applicable rules. See Note 2 to the company’s condensed consolidated financial statements for further details of the Bankruptcy Cases.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. If, upon such investigation and/or resolution, it is determined that the amounts shown by the Debtors need to be changed, the company’s condensed consolidated financial statements are adjusted accordingly. The ultimate amount and the settlement terms for such liabilities subject to compromise will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2003 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and Other Debt Obligations. During the nine months ended September 30, 2003 and through November 14, 2003, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company’s ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility would require the approval of the Chapter 11 trustee and the Bankruptcy Court.

     The table below summarizes the company’s debt, lease and purchase obligations for the years ending September 30 (in thousands). See Notes 7 and 10 to the company’s condensed consolidated financial statements for further details regarding such matters. The company intends to finance its debt, lease and purchase obligations with available cash balances and cash provided by operations.

	Totals	2004	2005	2006	2007	2008	Thereafter

Series B Notes in default	$9,000	$9,000	$—	$—	$—	$—	$—
Capital leases, excluding interest	1,349	259	583	507	—	—	—
Other long-term debt	197	180	17	—	—	—	—
Operating leases	29,404	9,362	7,465	5,365	3,331	2,690	1,191
Purchase obligations	55,286	27,399	22,341	5,546	—	—	—

Totals	$95,236	$46,200	$30,406	$11,418	$3,331	$2,690	$1,191

     The company’s Series B Notes were not paid on their June 30, 2003 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. See Note 7 to the company’s condensed consolidated financial statements for further details. Series B Note repayments, if any, will require approval of both the Chapter 11 trustee and the Bankruptcy Court because such amount represents a pre-petition liability.

     In connection with management’s decision to replace the company’s entire fleet of Sabratek Corporation 3030 pole-mounted pumps, the Bankruptcy Court approved a motion on April 29, 2003 that authorized the company to enter into a three year agreement with B. Braun Medical, Inc. (“B. Braun”) to lease 1,000 Vista Basic pumps (the “Lease Agreement”). The Lease Agreement, which became effective in May 2003, includes an aggregate commitment, including related interest, of approximately $1.5 million. As a result, the company is required to pay B. Braun approximately $0.3 million, $0.5 million and $0.7 million during the first, second and third years of the Lease Agreement. Upon expiration of the Lease Agreement, the company has the option to acquire the leased Vista Basic pumps at a bargain purchase price of $1 per pump. The Lease Agreement contains customary covenants and events of default, as well as remedies available to B. Braun if the company is in violation thereof, including, but not limited to, (i) termination of the Lease Agreement, (ii) return of the leased Vista Basic pumps to B. Braun and/or (iii) recovery from the company of any unpaid amounts as of the date of default and all amounts remaining under the unexpired term of the Lease Agreement. Management believes that the company will comply with the terms and conditions of the Lease Agreement; however, there can be no assurances thereof or what remedies, if any, would be invoked by B. Braun in the event of default.

     In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of certain preferred stock issued by Coram, Inc.). At November 14, 2003, the company had one letter of credit for approximately $0.3 million that matures in February 2004 and is fully secured by interest-bearing cash deposits held by Wells Fargo. Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to enhance existing letters of credit or establish new letters of credit in order to ensure the availability of products for its patients’ medical needs.

     General. The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. See Note 2 to the company’s condensed consolidated financial statements for further details of the Bankruptcy Cases. The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of the company’s financing agreements, the ability to fund a pending settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

     Coram used cash on hand and cash generated from operations to fund its capital asset purchases, reorganization activities and working capital requirements for the nine months ended September 30, 2003. Working capital increased approximately $4.7 million to $70.3 million at September 30, 2003 from $65.6 million at December 31, 2002. This change in working capital is primarily due to: (i) an $8.9 million increase in cash and cash equivalents, (ii) an increase in net accounts receivable of $2.7 million, (iii) a $1.8 million increase in other current assets, (iv) a $1.6 million decrease in inventories, (v) a $1.6 million increase in accrued compensation and related liabilities, (vi) a $0.8 million increase in an insurance note payable, (vii) a $0.7 million increase in income taxes payable, (viii) a $3.3 million increase in accrued reorganization costs, (ix) a $0.8 million increase in liabilities subject to compromise, (x) a $0.8 million decrease in other current and accrued liabilities and (xi) a $0.8 million increase in all other current liabilities, including deferred income taxes.

     Cash used in investing activities for the nine months ended September 30, 2003 was approximately $4.4 million, including $3.1 million for property and equipment purchased in the normal course of business and $1.3 million for the purchase of 1,000 B. Braun Vista Basic pumps.

     Cash used in financing activities for the nine months ended September 30, 2003 was approximately $0.2 million. The components thereof included cash distributions paid to minority interests of $0.5 million and debt and capital lease principal repayments of $0.1 million, offset by approximately $0.4 million related to refunds of deposits to collateralize the company’s letters of credit.

     Management believes that the net costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2003 and thereafter. These costs principally consist of professional fees and expenses and employee retention payments. On or about July 24, 2002, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee to (i) defer payment on account of certain approved interim professional fee applications, (ii) defer the Bankruptcy Court’s decisions regarding the allowance or disallowance of compensation and expense reimbursements requested in certain interim professional fee applications, (iii) disallow certain professional fee applications requesting payment for professional services rendered and expense reimbursements subsequent to March 6, 2002 and (iv) disallow certain other professional fee and expense reimbursement applications. Certain legal counsel engaged during the period the Debtors operated as debtors-in-possession have filed final fee applications seeking, inter alia, a final order allowing payment of professional fees and reimbursement of expenses incurred in connection with the Bankruptcy Cases. The Chapter 11 trustee filed an omnibus objection to all final professional fee applications and seeks to adjourn the adjudication of such final professional fee applications until some time after confirmation of a plan or plans of reorganization. Through November 14, 2003, the Bankruptcy Court has adjudicated only one final fee application. The company intends to fund the costs of the Bankruptcy Cases with available cash balances and cash provided by operations.

     Management cannot predict whether any future objections of the Official Committee of the Equity Security Holders of Coram Healthcare Corporation or any other interested parties in the Bankruptcy Cases will be forthcoming. Outcomes unfavorable to the company or unknown additional actions could require the company to access significant additional funds. See Notes 2 and 10 to the company’s condensed consolidated financial statements for further details.

     The former principal supplier of Coram’s infusion pumps, Sabratek Corporation (“Sabratek”), filed for protection under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, Baxter Healthcare Corporation (“Baxter”) purchased certain Sabratek assets, including Sabratek’s pump manufacturing division, and continues to produce the related tubing and infusion sets needed to operate the Sabratek 6060 Homerun Pumps (the “6060 Pumps”) used by Coram. The company’s fleet of 6060 Pumps requires certain costly software and hardware upgrades and such pumps are currently experiencing significant and recurring repairs that are not covered under warranty. The upgrades and extensive ongoing repairs will necessitate a substantial cash outlay by the company and, in the case of upgrades, would temporarily remove numerous company-owned pumps from revenue-producing activities (thereby requiring the company to lease incremental pumps on a month-to-month basis). Given the issues surrounding the 6060 Pumps, management submitted a proposal to the Chapter 11 trustee to lease approximately 5,900 new Baxter 6060 Multi-Therapy pumps for an aggregate cost of approximately $8.3 million, after consideration of certain vendor rebates. Based upon discussions with Baxter’s management, the proposal put forth to the Chapter 11 trustee contemplates a five year lease agreement (the “Proposed Lease Agreement”) wherein the company would pay to Baxter (i) approximately 50% of the aggregate cost upon execution of the Proposed Lease Agreement and (ii) the balance of the $8.3 million, plus financing costs, in monthly installments over the term of the Proposed Lease Agreement. Moreover, the Proposed Lease Agreement will require the company to eventually trade in substantially all of its existing 6060 Pumps. Additionally, upon expiration of the Proposed Lease Agreement, the company would have the option to acquire the leased Baxter 6060 Multi-Therapy pumps at a bargain purchase price of $1 per pump. If management’s proposal is ultimately approved by the Chapter 11 trustee and the Bankruptcy Court, the company intends to fund the Proposed Lease Agreement with available cash balances and cash provided by operations.

     The company’s agreement with Baxter to purchase the tubing and infusion sets necessary to operate the 6060 Pumps expired on September 30, 2003. Such agreement also (i) provided the company with certain significant incentive rebates, (ii) stipulated to the hourly rates and other charges to be billed to the company on pump repairs and (iii) set forth pump rental rates. Since September 30, 2003, the company and Baxter have continued to operate under the terms and conditions of the expired agreement. Currently, management and Baxter are negotiating a short-term extension of the expired agreement in order to bridge the gap from October 1, 2003 to the commencement of the Proposed Lease Agreement. As Baxter’s non-contract rates on the aforementioned products and services are substantially higher than those currently experienced by the company, if management cannot agree on the terms and conditions of a short-term extension with Baxter, the company could be required to retroactively pay the incremental difference between the two pricing methodologies. Retroactive billings, if any, would have a materially adverse effect on the company’s financial condition, results of operations and cash flows. The company would fund any such retroactive billings with available cash balances and cash provided by operating activities.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the “2003 KERP”), which provides for (i) retention bonus payments of approximately $3.1 million to key employees of the company (the “2003 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003 (the “Second Payment Date”). Should a 2003 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2003 KERP, less applicable taxes withheld. Approximately $1.8 million, representing the first installment of the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003. The company intends to fund the remaining 2003 KERP Compensation with available cash balances and cash provided by operations.

     The company sponsored a Management Incentive Plan (“MIP”), which provided for annual bonuses payable to certain key employees. The bonuses were predicated on overall corporate performance (principally sales of the company’s core infusion therapies, cash collections and earnings before interest expense, taxes, reorganization expenses, restructuring costs, depreciation and amortization and certain other non-recurring items), as well as, individual performance targets and objectives. Pursuant to the terms of their employment contracts, Daniel D. Crowley, the company’s former Chairman of the Board of Directors, Chief Executive Officer and President, and Allen J. Marabito, the company’s Executive Vice President, maintain contractual claims to receive unpaid MIP amounts aggregating approximately $13.8 million and $0.4 million, respectively, for certain periods through December 31, 2002. Payments of (i) the aforementioned MIP amounts for Messrs. Crowley and Marabito, (ii) $0.8 million claimed by Mr. Crowley from the first key employee retention plan and (iii) a $1.8 million refinancing success bonus claimed by Mr. Crowley remain subject to approval by the Bankruptcy Court and the Chapter 11 trustee. If these claims are granted, the company intends to fund such amounts with available cash balances and cash provided by operations.

     In connection with the Second Joint Plan, Mr. Crowley voluntarily offered to accept a $7.5 million reduction in certain performance bonuses, contingent on the confirmation and consummation of the Second Joint Plan. As discussed in Note 2 to the company’s condensed consolidated financial statements, confirmation of the Second Joint Plan was denied by the Bankruptcy Court on December 21, 2001. The company cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the company’s condensed consolidated financial statements, will result from a final confirmed plan or plans of reorganization. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of such bonuses and incentive compensation, as well as all other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in any future litigation. In connection therewith, the Trustee’s Plan, as modified, proposes to reject Mr. Crowley’s employment agreement, which expired by its own terms on November 29, 2002.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley’s employment with the Debtors and remove him from all involvement in the Debtors’ affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 4 to the company’s condensed consolidated financial statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee’s motion to terminate Mr. Crowley’s employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     In recent years, the company experienced significant increases in insurance premiums for its Directors and Officers (“D&O”), General and Professional Liability (“GLPL”) and certain other risk management insurance policies. In connection therewith, in 2001 the Bankruptcy Court approved a motion filed by the Debtors to enter into an insurance premium financing agreement with AICCO, Inc. to finance certain GLPL premiums for the 2001 policy year. In April 2003, pursuant to the order previously entered by the Bankruptcy Court, the Debtors entered into another premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “2003 Financing Agreement”) to finance the premiums under certain insurance policies. The terms of the 2003 Financing Agreement required the Debtors to remit a down payment of approximately $1.5 million in May 2003. The amount financed was approximately $2.8 million and, commencing May 15, 2003, was paid in seven monthly installments of approximately $0.4 million, including interest at a rate of 3.75% per annum. Imperial Premium Finance, Inc. had the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors did not make the monthly payments called for by the 2003 Financing Agreement; however, the final payment thereunder was made on November 14, 2003. Additionally, the 2003 Financing Agreement was secured by the unearned premiums and any loss payments under the covered insurance policies. The company generally funds its insurance premiums and/or related financing agreements with available cash balances and cash provided by operations. No assurances can be given that the company will be able to obtain and/or maintain adequate D&O, GLPL and malpractice insurance coverage beyond the expiration of the current policies, which is generally in early 2004. In the event that the company is unable to obtain and/or maintain such insurance at a price that is economically viable, there could be a material adverse effect on the company’s operations and liquidity.

     In November 2001, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “R-Net Creditors’ Committee”) filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors initially objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection and, accordingly, they are vigorously contesting the allegations.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. The parties to (i) the second amended complaint, (ii) the Debtors’ motion for an order expunging the proofs of claims filed by the Resource Network Subsidiaries and (iii) the Resource Network Subsidiaries’ objections to the Debtors’ proofs of claims are proceeding with discovery under a case management order. On January 10, 2003, the United States District Court for the District of Delaware (the “District Court”) granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. Now pending before the District Court are motions by various defendants to dismiss some or all counts of the complaint.

     The Trustee’s Plan, as modified, proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer (the “R-Net Restructuring Officer”). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan, as modified, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries’ bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries’ bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with such conditions precedent, (i) on August 29, 2003 the Bankruptcy Court approved a motion filed jointly by the R-Net Restructuring Officer and the R-Net Creditors’ Committee in the Resource Network Subsidiaries’ bankruptcy proceedings requesting approval of the R-Net Settlement Agreement and (ii) on September 10, 2003 the Internal Revenue Service withdrew its proof of claim from the Resource Network Subsidiaries’ bankruptcy proceedings; however, management cannot predict the outcome of the confirmation hearings on the Trustee’s Plan, as modified. Moreover, management cannot readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

     The Equity Committee’s Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee’s Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, if any, but not exceeding $6 million. The Chapter 11 trustee and other parties-in-interest have objected to the Equity Committee’s Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries’ claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable.

     Through September 30, 2003, the company incurred approximately $1.0 million in legal fees, including legal fees associated with indemnifications of the company’s directors and officers related to the second amended complaint filed by the R-Net Creditors’ Committee. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any insurance coverage for its directors and officers, who are also vigorously contesting the allegations. Management cannot reasonably estimate the ultimate cash requirements to settle the aforementioned Resource Network Subsidiaries’ matters or any additional cash expenditures that may be required of the company relative to the liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings. Moreover, management cannot readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

     In connection with management’s decision to replace the company’s billing, accounts receivable, clinical and pharmacy information systems (collectively the “Front Office”), on October 13, 2003 the Bankruptcy Court approved a motion filed by the Chapter 11 trustee authorizing CI to enter into the License and Support Agreement with Specialized Clinical Services, Inc. (“SCS”) wherein CI will purchase certain SCS software modules and related software licenses (collectively the “SCS Software”), as well as two years of software maintenance services. The pending License and Support Agreement includes an aggregate commitment of $1.9 million ($1.6 million and $0.3 million relating to the acquisition of the SCS Software and the software maintenance services, respectively). Upon execution of the agreement, the company will pay to SCS approximately $0.3 million and will be required to pay approximately $1.3 million in 23 equal monthly installments, commencing 30 days after the agreement is executed. Pursuant to the License and Support Agreement, the company will also pay $0.3 million in equal monthly installments, commencing nine months after the agreement is executed, over a 24 month period for the software maintenance services. The aforementioned Bankruptcy Court order also authorized CI to enter into the Software Development Agreement with SCS wherein SCS and the company will jointly develop enhancements to the SCS Software to accommodate the company’s current and future Front Office requirements. Management expects that both the License and Support Agreement and the Software Development Agreement will be executed by the parties on or before December 31, 2003. Due to the preliminary stage of the Front Office project, the aggregate costs of any future developmental enhancements, if any, are currently unknown. Management intends to fund the amounts due under the License and Support Agreement, as well as any future costs related to developmental enhancements, with available cash balances and cash provided by operations.

     Management expects to begin substantive implementation of the Front Office modules during 2004. In addition to the cost of the SCS Software and future developmental enhancements, if any, substantial internal and external costs will be incurred to implement the Front Office software solutions. Significant costs will also be incurred to procure certain hardware and peripheral equipment necessary to run the new information systems. Although management cannot readily determine the aggregate costs to implement the Front Office solutions, management plans to coordinate the timing of such efforts in order to fund the company’s current and future Front Office information system requirements, including potentially substantial supplemental consulting services, with the company’s available cash balances and cash provided by operations.

     The Bankruptcy Court order approving the B. Braun Lease Agreement further provided that, among other things, the company could assume an agreement with B. Braun to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.9 million at September 30, 2003, would have a material adverse effect on the company’s financial position, liquidity and results of operations.

     Effective September 24, 2003, CI entered into the Second Amendment to Hemophilia Product Volume Commitment Agreement with Baxter Healthcare Corporation (“Baxter”) wherein certain minimum blood product purchase commitments have been established. In connection therewith, the company is required to purchase blood products aggregating approximately $14.9 million, $17.8 million and $20.7 million during the years ending December 31, 2003, 2004 and 2005, respectively (collectively the “Minimum Annual Blood Products Commitment”). As of November 14, 2003, the company’s remaining purchase commitment for the year ending December 31, 2003 was approximately $2.3 million. In the event that the company does not meet the Minimum Annual Blood Products Commitment for any reason, other than (i) a force majeure, (ii) Baxter’s inability to provide the necessary product quantities and/or (iii) Baxter’s termination of the agreement without cause, Baxter may assert monetary damages for lost profits. Based on purchases through November 14, 2003 and expected product demand, management anticipates a $1.3 million Minimum Annual Blood Products Commitment shortfall for the year ending December 31, 2003. Management is currently in discussions with Baxter’s management regarding the potential shortfall; however, in the event that there is a Minimum Annual Blood Products Commitment purchasing shortfall and Baxter successfully asserts monetary damages, the company’s liquidity and results of operations would be materially adversely affected.

     The Food and Drug Administration recently approved clinical use of Aralast®, which is a new drug used in the treatment of a rare genetic lung disorder known as Alpha-1 Antitrypsyn Deficiency. Baxter, the exclusive Aralast manufacturer, selected the company as one of only three initial national distributors of such drug. As a result, Baxter and the company entered into a purchase agreement (the “Purchase Agreement”) wherein Baxter agreed to sell Aralast to the company on favorable terms and conditions and the company committed to minimum purchases of approximately $2.6 million (the “Minimum Aralast Commitment”) during the period June 2, 2003 through December 30, 2003. In the event that the company fails to meet the Minimum Aralast Commitment for any reason, other than a force majeure or Baxter’s termination of the Purchase Agreement without cause, Baxter will invoice the company a percentage of the difference between actual purchases and the Minimum Aralast Commitment. As of November 14, 2003, the remaining obligation under the Minimum Aralast Commitment was approximately $1.9 million. Due to a lower than anticipated clinical demand for Aralast, management does not anticipate meeting the Minimum Aralast Commitment. Management is currently in discussions with Baxter’s management regarding the potential shortfall; however, if the Minimum Aralast Commitment is not satisfied and the penalty is assessed, it would result in an unfavorable effect on the company’s liquidity and results of operations (e.g., at November 14, 2003, the maximum potential penalty would have been approximately $186,000).

     CHC entered into a six year agreement with Becton Dickinson and Company (“Becton Dickinson”) for the purchase of medical supplies (the “Becton Dickinson Supply Agreement”). Such agreement terminates on July 31, 2004 and establishes minimum annual purchase commitments during the term of the agreement (the “Minimum Annual Supply Commitment(s)”), which aggregate approximately $19.5 million. In the event that the company does not meet the Minimum Annual Supply Commitments for any reason, other than a force majeure, Becton Dickinson may assess penalties in an amount equal to 20% of the difference between the Minimum Annual Supply Commitment and the actual purchases. Additionally, upon early termination of the Becton Dickinson Supply Agreement, Becton Dickinson is entitled to a termination penalty of $100,000 for each full year remaining under the contract and a prorated portion for the year of termination. At September 30, 2003 and November 14, 2003, the company’s aggregate remaining purchase commitments under the Becton Dickinson Supply Agreement were approximately $4.6 million and $4.2 million, respectively. Based on purchases through November 14, 2003 and expected product demand, management anticipates an aggregate $2.1 million Minimum Annual Supply Commitment shortfall at the termination of the Becton Dickinson Supply Agreement. Historically, when the company did not meet a Minimum Annual Supply Commitment in a given year, Becton Dickinson did not impose penalties; however, there are no assurances that this practice will continue or that Becton Dickinson will not retrospectively review the company’s financial performance under the contract. Currently, management is working with Becton Dickinson to remedy the historical and projected Minimum Annual Supply Commitment shortfalls. However, if Becton Dickinson successfully asserts penalties, the company’s financial position, liquidity and results of operations could be materially adversely affected.

     Effective December 3, 2002, the Chapter 11 trustee and the company entered into a three year telecommunication services agreement with AT&T Corporation (“AT&T”) (the “Master Agreement”) whereby the company will receive advantageous pricing and other favorable terms. Under the terms of the Master Agreement, the company committed to minimum annual telecommunication service purchases of approximately $2.2 million (the “Minimum Annual AT&T Commitment”) commencing on the effective date of the Master Agreement. In the event that the company fails to meet the Minimum Annual AT&T Commitment, AT&T will invoice the company for the difference between the Minimum Annual AT&T Commitment and the actual services purchased during such measurement period. Under certain circumstances, AT&T, at its sole discretion, may reduce the Minimum Annual AT&T Commitment amount during any given period. Moreover, if certain material conditions are satisfied, in the third year of the agreement, the company may unilaterally terminate the contract without penalty. In the event that the Master Agreement is terminated by the company without cause or by AT&T for cause, the company will be required to pay an amount equal to 35% of the remaining Minimum Annual AT&T Commitment for the period in which the termination occurs and for all unexpired periods under the term of the Master Agreement. As of September 30, 2003, the company satisfied its purchase obligation for the first annual measurement period. Although no assurances can be given, management believes that the company’s telecommunication service requirements will be sufficient to meet the Minimum Annual AT&T Commitment amounts through the remaining term of the Master Agreement. In the event that the Master Agreement is terminated and the 35% surcharge is invoked or the Minimum Annual AT&T Commitment is not met in a given period, the aforementioned AT&T supplemental charges could have a material adverse effect on the company’s liquidity and results of operations.

     On October 31, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee seeking authorization for the company to enter into a settlement agreement and a related deferred payment plan with the Internal Revenue Service (the “IRS”). The pending settlement agreement and the deferred payment plan will collectively result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $10.0 million at November 14, 2003 and (iii) penalties to be determined by the IRS in accordance with certain statutory guidelines. The federal income tax adjustments will also give rise to certain incremental state tax liabilities. See Note 8 to the company’s condensed consolidated financial statements for further details regarding the pending settlement and the deferred payment plan. Management intends to fund the amounts due under the pending settlement agreement and the deferred payment plan with available cash balances and cash provided by operations.

     State Medicaid agencies and their fiscal intermediaries periodically conduct payment reviews or audits of claims for services provided to Medicaid beneficiaries. In connection therewith, certain of the company’s claims are currently being reviewed by, among others, Kansas Medicaid and Rhode Island Medicaid (see Note 10 to the company’s condensed consolidated financial statements for further details). Although management believes that the company’s billing practices are fundamentally sound and the company is in substantial compliance with state Medicaid billing requirements, the financial impact of Medicaid-related regulatory matters, if any, is currently unknown. In the event that the two aforementioned Medicaid matters or similar reviews/audits by other agencies result in adverse findings, the company could face civil, criminal and/or administrative claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to its financial condition, results of operations and liquidity.

     The Balanced Budget Act of 1997 (the “BBA”), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the “BBRA”), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare & Medicaid Services (“CMS”) reviews the bonding requirements. CMS has indicated that the new compliance date will be sixty days after publication of the final rule. As of November 14, 2003, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. Additionally, as required by the BBA, CMS also intends to issue separate surety bond regulations applicable to Medicare Part B suppliers. Virtually all of Coram’s branches participate as suppliers in the Medicare Part B program. Similar bonding requirements are also being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Although there is currently no federal surety bond requirement in effect for Medicare Part B suppliers, if such a requirement becomes effective and if Coram is not able to obtain all of the necessary surety bonds, it may have to cease its participation in the Medicare and Medicaid programs for some or all of its branch locations. Depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting the bonding requirements may be to obtain bonds through a qualified insurance carrier. However, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

     Certain administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective October 16, 2003 and require specified healthcare entities, including the company, to only use standard medical billing code sets and make standard electronic transactions available for all billing transactions. These changes are having a significant impact on the company and its market segment because no standard billing mechanisms were available to the home infusion industry until January 2002. In order to comply with these new provisions, the company renegotiated or amended a significant number of its commercial payer contracts to incorporate HIPAA-compliant standard billing code sets. In some instances, the standard billing code sets available under HIPAA have required the company to separate certain elements of its services, thereby resulting in reimbursement reductions under certain payer contracts. Additionally, several commercial payers have sought to attain HIPAA compliance by renewing their contracts on terms and conditions that are not favorable to healthcare providers. Other commercial payers have sought to (i) terminate their existing provider contracts and require providers to contract with a third party administrator at less favorable rates or (ii) unilaterally impose new unfavorable billing codes and fee structures on their existing providers. Moreover, upon implementation of the HIPAA requirements, some of the company’s payers have and will continue to experience difficulties and/or distractions, thereby disrupting the company’s cash collection and reimbursement activities. As a result of the aforementioned HIPAA compliance activities and payer contracting initiatives, the company may not be successful maintaining timely and adequate levels of reimbursement and profitability.

     The HIPAA Transaction and Code Set rules (collectively the “HIPAA Rules”) that went into effect on October 16, 2003 establish, among other things, standard electronic claim formats and code usage guidelines for healthcare claims exchanged electronically between covered entities. The CMS Office of HIPAA Standards, which is responsible for enforcing the HIPAA Rules, has provided guidance to covered entities regarding CMS’ rule enforcement and contingency planning requirements subsequent to October 16, 2003. As of November 14, 2003, the company is substantially compliant with the HIPAA Rules or has taken such actions as deemed necessary to establish a contingency plan in accordance with the aforementioned published guidance. Notwithstanding the company’s actions, management can provide no assurances that the CMS Office of HIPAA Standards will concur with management’s assessment of compliance with the HIPAA Rules and related regulations. CMS indicated that enforcement of the HIPAA Rules will be primarily based on complaints filed with CMS by those entities affected by the HIPAA Rules or others with oversight responsibilities. In connection therewith, CMS will notify covered entities of complaints filed against them, investigate allegations, consider any documented “good faith” efforts made by allegedly non-compliant covered entities and allow time to cure non-compliance, if any, prior to imposing any civil or monetary penalties. Through November 14, 2003, the company has not received any communications from the CMS Office of HIPAA Standards regarding complaints; however, there can be no assurances that complaints will not be filed against the company in the future. Because management believes that the company is substantially compliant with the HIPAA Rules and related regulations, management expects that prospective complaints against the company, if any, will be remedied in the normal course of business without any significant financial impact to the company.

     The company could also be impacted by Medicare reform legislation under consideration in the United States Congress. In June 2003, the Senate and the House of Representatives approved separate versions of sweeping legislation that, among other things, would provide expanded Medicare prescription drug coverage, modify payments to Medicare providers and institute administrative reforms to improve Medicare’s operations. In particular, both versions would modify the current Part B drug reimbursement mechanism to further limit payments for drugs while increasing payment rates for professional services associated with drug administration. Of particular importance to the company are the proposed substantive Average Wholesale Price (“AWP”) methodology changes in each version of the bill (for most of the drugs that the company provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the AWP of the drugs as published by commercial pricing services). As an additional mechanism to reduce Medicare payments for physician-administered drugs, the House of Representatives’ bill would also authorize the use of competitive bidding for Part B drugs, similar to specialty pharmacy/specialty distributor arrangements now used by some commercial health plans. Moreover, both bills include provisions designed to reduce Medicare reimbursement for durable medical equipment; savings would be achieved through a seven year freeze in payments under the Senate bill and through competitive bidding in the House of Representatives’ version. In an effort to resolve the major differences between the two versions of the bill, on November 17, 2003 a Medicare Conference Committee of the Senate and the House of Representatives approved for release a Medicare prescription drug and modernization bill that will be voted on by the United States Congress. Such bill, which is subject to further revisions before being signed into law, proposes significant AWP reforms, competitive bidding and durable medical equipment reimbursement rate freezes. It is uncertain whether legislation ultimately will be enacted and, if so, what specific provisions would be adopted. Nevertheless, enactment of a Medicare reform law similar to the legislation currently under consideration, including substantive changes in the application of AWP for reimbursement purposes and durable medical equipment reimbursement rate freezes, could have a material adverse impact on the company’s Medicare business, financial condition, results of operations and liquidity.

     Moreover, if Congress fails to take action on AWP reform in 2003, CMS has indicated that it intends to take regulatory action to reduce Medicare Part B drug reimbursement. On August 20, 2003, CMS issued a proposed rule that solicited comments on the four following possible reform approaches that CMS could implement on January 1, 2004: (1) limiting Medicare payment to CMS contractor prices for their private policy holders; (2) applying an average discount of ten to twenty percent to AWPs as of April 1, 2003; (3) defining AWP as the “widely available market price” based on existing and newly developed sources of market-based prices or (4) combining a competitive bidding process for drugs with reimbursement based on “average sales price.” The rule would also modify physician reimbursement for drug administration. While CMS has not issued a final rule to date, the agency issued a press release on October 30, 2003 stating that, “If Congress does not act in the coming weeks, CMS is prepared to quickly implement a final rule to address both AWP reform and appropriate physician practice expense adjustments.” CMS has not yet indicated which approach it would implement in the absence of Congressional action. Nevertheless, regulatory revisions to the Medicare drug payment formula could have a material adverse effect on the company’s Medicare business, financial condition, results of operations and liquidity.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During the nine months ended September 30, 2003, eight additional provider contracts were terminated with effective dates ranging from October 1, 2003 to February 15, 2004. The terminated contracts represented approximately 2.3% and 2.8% of the company’s consolidated net revenue for the nine months ended September 30, 2003 and 2002, respectively, and approximately 3.4% and 4.5% of the company’s consolidated accounts receivable at September 30, 2003 and December 31, 2002, respectively. In the aggregate, approximately 3.6% and 4.4% of the company’s consolidated net revenue for the nine months ended September 30, 2003 and 2002, respectively, and approximately 5.5% and 6.8% of the company’s consolidated accounts receivable at September 30, 2003 and December 31, 2002, respectively, were derived from the individual provider contracts that are within the purview of this national health insurance carrier. Management can provide no assurances that the remaining active provider contracts associated with this national health insurance carrier will continue under terms that are favorable to the company. Additionally, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. The termination of additional provider contracts and/or the inability to collect outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s results of operations, cash flows and financial condition.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lag between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company grows its revenue related to its core and non-core therapies, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from collections of accounts receivable may not be sufficient to cover the expenses associated with the company’s business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. By consolidating to fewer sites, management expects to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company’s Patient Financial Service Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding (“DSO”) and/or unfavorable aging trends in its accounts receivable.

RELATED PARTY TRANSACTIONS

     Refer to Note 4 of the company’s condensed consolidated financial statements, incorporated herein by reference, as well as, Part III and Note 11 to the audited consolidated financial statements included in Coram’s Annual Report on Form 10-K/A for the year ended December 31, 2002, incorporated herein by reference, for further discussion of related party transactions.

RISK FACTORS

     Refer to the caption “Risk Factors” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Coram’s Annual Report on Form 10-K/A for the year ended December 31, 2002 for further discussion of certain risk factors.

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

     As of September 30, 2003, the company had outstanding long-term debt and capital lease obligations of approximately $10.5 million, including $9.0 million of long-term debt which matured on June 30, 2003 and bore interest at 9.0% per annum; however, the $9.0 million was not paid on such date and the creditors’ remedies are currently stayed pursuant to the Bankruptcy Cases. Because substantially all of the interest on the company’s debt is fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Notes 7 and 10 to the company’s condensed consolidated financial statements for further details regarding its debt and capital lease obligations.

     The debt to equity exchange transactions described in Note 7 to the company’s condensed consolidated financial statements qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the company will not recognize any interest expense on the remaining Series B Notes until after confirmation of a plan or plans of reorganization by the Bankruptcy Court.

ITEM 4. CONTROLS AND PROCEDURES

     The company performed an evaluation under the supervision and with the participation of its management, including the company’s Executive Vice President, who is fulfilling the duties and responsibilities of the Chief Executive Officer and President of the company, and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon their evaluation, the company’s Executive Vice President and the Chief Financial Officer concluded that the company’s disclosure controls and procedures effectively ensure that the company records, processes, summarizes and reports in its public disclosures, including Securities and Exchange Commission reports, all information: (a) required to be disclosed, (b) within the time periods specified and (c) pursuant to processes that enable the company’s management, including its principal executive and financial officers, as appropriate, to make timely decisions regarding disclosure.

     There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that could have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 10 to the company’s condensed consolidated financial statements contained in this report and are incorporated herein by reference.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     A discussion of defaults and certain matters of non-compliance with certain covenants contained in the company’s principal debt agreements is set forth in Note 7 to the company’s condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

10.1	–	(i) Ancillary Provider Services Agreement, dated January 1, 2001, by and between Health Net Inc. and Coram, Inc. for the provision of professional healthcare services, supplies, products and related services, (ii) First Amendment to the Ancillary Provider Services Agreement, dated January 1, 2003, by and between Health Net Inc. and Coram, Inc. and (iii) Second Amendment to the Ancillary Provider Services Agreement, dated October 1, 2003, by and between Health Net Inc. and Coram, Inc. Certain portions of the Ancillary Provider Services Agreement and the first and second amendments thereto have been omitted pursuant to a request for confidential treatment. The entire Ancillary Provider Services Agreement and the first and second amendments thereto have been filed with the Securities and Exchange Commission.

10.2	–	Second Amendment to Hemophilia Product Volume Commitment Agreement, dated September 24, 2003, by and between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain blood products. Certain portions of the amendment have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed with the Securities and Exchange Commission.

10.3	–	Supply Agreement, dated June 10, 1998, by and between Becton Dickinson and Company and Coram Healthcare Corporation for the purchase and sale of certain medical devices and healthcare products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.

10.4	–	First Addendum to the Engagement Agreement dated October 8, 2002, by and between the Chapter 11 Trustee (the “Trustee”) for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., and SSG Capital Advisors, L.P. and Ewing Bemiss & Co. (collectively the “Advisors”) in connection with the Advisors’ engagement as exclusive investment bankers and financial advisors to the Trustee.

10.5	–	Settlement Agreement and Mutual Release, dated August 25, 2003, by and between TBOB Enterprises, Inc. and Arlin M. Adams, as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., to settle a contingent consideration dispute.

31.1	–	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	–	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	–	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

On September 23, 2003, Coram Healthcare Corporation (“CHC”) filed a report on Form 8-K announcing that the Chapter 11 trustee for the bankruptcy estates of CHC and its wholly-owned subsidiary, Coram, Inc. (“CI”) (CHC and CI are hereinafter collectively referred to as the “Debtors”), filed a Modification to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in the Debtors’ jointly administered bankruptcy cases.

On October 14, 2003, Coram Healthcare Corporation filed a report on Form 8-K announcing that the Chapter 11 trustee for the bankruptcy estates of the Debtors filed a Plan Supplement to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization, as modified, with the Bankruptcy Court in the Debtors’ jointly administered bankruptcy cases. Additionally, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation filed the Initial and Second Plan Supplements to its Second Amended Plan of Reorganization with the Bankruptcy Court.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORAM HEALTHCARE CORPORATION

	By:	/s/ SCOTT R. DANITZ

Scott R. Danitz
Senior Vice President,
November 19, 2003		Chief Financial Officer and Treasurer

EXHIBIT INDEX

(A)	Exhibits

10.1	–	(i) Ancillary Provider Services Agreement, dated January 1, 2001, by and between Health Net Inc. and Coram, Inc. for the provision of professional healthcare services, supplies, products and related services, (ii) First Amendment to the Ancillary Provider Services Agreement, dated January 1, 2003, by and between Health Net Inc. and Coram, Inc. and (iii) Second Amendment to the Ancillary Provider Services Agreement, dated October 1, 2003, by and between Health Net Inc. and Coram, Inc. Certain portions of the Ancillary Provider Services Agreement and the first and second amendments thereto have been omitted pursuant to a request for confidential treatment. The entire Ancillary Provider Services Agreement and the first and second amendments thereto have been filed with the Securities and Exchange Commission.

10.2	–	Second Amendment to Hemophilia Product Volume Commitment Agreement, dated September 24, 2003, by and between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain blood products. Certain portions of the amendment have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed with the Securities and Exchange Commission.

10.3	–	Supply Agreement, dated June 10, 1998, by and between Becton Dickinson and Company and Coram Healthcare Corporation for the purchase and sale of certain medical devices and healthcare products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.

10.4	–	First Addendum to the Engagement Agreement dated October 8, 2002, by and between the Chapter 11 Trustee (the “Trustee”) for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., and SSG Capital Advisors, L.P. and Ewing Bemiss & Co. (collectively the “Advisors”) in connection with the Advisors’ engagement as exclusive investment bankers and financial advisors to the Trustee.

10.5	–	Settlement Agreement and Mutual Release, dated August 25, 2003, by and between TBOB Enterprises, Inc. and Arlin M. Adams, as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., to settle a contingent consideration dispute.

31.1	–	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	–	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	–	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.