Form 10-K
period 2003-12-31
CORAM HEALTHCARE CORP
filed 2004-04-14
CIK 924174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
COMMISSION FILE NUMBER 1-11343

Coram Healthcare Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	33-0615337

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1675 BROADWAY, SUITE 900 DENVER, COLORADO	80202

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 292-4973
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

CLASS TITLE OF EACH	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock ($0.001 par value per share)	Over The Counter Bulletin Board

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. Through April 9, 2004, no plan or plans of reorganization have been confirmed by such court.)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes [ ] No [X]

     As of April 9, 2004, there were outstanding 49,638,452 shares of the registrant’s common stock, which is the only class of voting stock of the registrant outstanding. As of June 30, 2003, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant based on the closing price for the common stock on the Over The Counter Bulletin Board on such date was approximately $34.7 million.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX
Amendment to Purchase Agreement
Therapeutics and Devices Purchase Agreement
Therapeutics and Devices Purchase Agreement
Medical Delivery Division Infusion Device Group
Second Amendment to Prime Vendor Agreement
Decision and Stipulation Agreement
Second Addendum to the Engagement Agreement
Agreement for Advisory Services
License and Support Agreement
Medication Delivery Division Purchase Agreement
Mutual Waiver of Damages
Corporate Compliance Handbook
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Chief Executive Officer Certification
Chief Financial Officer Certification
Chief Executive Officer Certification
Chief Financial Officer Certification

Statement of Forward Looking Statements

     This Annual Report on Form 10-K contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) that are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Coram’s actual results may vary materially from the forward-looking statements made in this report due to important factors, including, but not limited to: the uncertainties related to the outcome of the ongoing bankruptcy proceedings of CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”), including actions taken by the appointed Chapter 11 trustee (Arlin M. Adams, Esquire) and parties who may be adverse to the bankruptcy estates; Coram’s ability to maintain continued compliance with the provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”); Coram’s absence of sustained profitability; uncertainties associated with the outcomes of certain pending legal proceedings; the company’s leveraged financial structure, including significant liquidation preferences relating to certain CI preferred stock securities; the company’s need to obtain additional financing or equity; the company’s ability to fund a settlement with the Internal Revenue Service; uncertainties associated with the dilution that would occur if the company’s existing debt holders exercise their equity conversion rights; the company’s limited liquidity; the company’s ability to fund and successfully implement significant additions to or modifications of its company-wide information systems; the company’s ability to fund and successfully deploy certain critical replacement infusion pumps; the company’s dependence upon the prices paid by third party payers for the company’s services; increased third party reviews of billings submitted to Medicare and Medicaid, as well as the final results from certain ongoing audits and reviews by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare & Medicaid Services; adverse changes in the reimbursement methodologies for drugs that Coram provides to its patients as a result of changes in average wholesale prices and, in the long-term, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003; uncertainties associated with changes in state and federal regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the impact on healthcare service businesses, as well as enhanced regulatory oversight of the healthcare industry; and certain other factors, all of which are described in greater detail in this report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

General Overview

     Lines of Business. During the three years ended December 31, 2003, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and related equipment and durable medical equipment. Other services offered by Coram include outsourced hospital compounding services and centralized management, administration and clinical support for clinical research trials.

     Coram’s primary business strategy is to focus its efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, pain management, intravenous immunoglobulin (“IVIG”) and coagulant and blood clotting therapies for persons with hemophilia. Most of the company’s alternate site infusion therapy net revenue is derived from third party payers such as insurance companies, managed care plans and governmental payers. Management’s objective is to continue to provide services that consistently achieve desired clinical outcomes and maintain Coram’s consistently high level of patient satisfaction while focusing on disciplined enhancements to the service model. By establishing best demonstrated practice benchmarks for nursing, pharmacy and clinical operations personnel, certain cost reductions have been achieved while simultaneously improving the quality and consistency of care. Furthermore, management continues to concentrate on the company’s reimbursement function by enhancing billing procedures, documentation and cash collections methods, assessing systems support for reimbursement personnel and concentrating Coram’s expertise and managerial resources into fewer reimbursement locations.

     While management believes the implementation of its overall business strategy has improved the company’s overall operating performance, no assurances can be given as to its ultimate long-term success. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company History

     Coram was formed on July 8, 1994 as a result of a merger by and among T2 Medical, Inc., Curaflex Health Services, Inc., Medisys, Inc. and HealthInfusion, Inc., each of which was a publicly-held national or regional provider of home infusion therapy and related services. Coram made a number of acquisitions after commencing operations, the most significant of which was the April 1, 1995 acquisition of certain assets of the home infusion business of Caremark, Inc., a wholly-owned subsidiary of Caremark International, Inc. As a result of this and other acquisitions, Coram has become a leading provider of alternate site infusion therapy services in the United States.

     CHC and CI (collectively the “Debtors”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299, and In re Coram, Inc., Case No. 00-3300 (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation. Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of CHC’s other subsidiaries is a debtor in any bankruptcy case.

     As of April 9, 2004, two competing plans of reorganization have been filed in the Bankruptcy Court and remain subject to confirmation. On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the Debtors and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the “Trustee’s Plan”). A modification to the Trustee’s Plan was filed with the Bankruptcy Court on September 8, 2003. Additionally, on December 19, 2002 the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the “Equity Committee’s Plan”). Hearings to consider confirmation of each plan of reorganization and any objections thereto commenced on September 30, 2003 and are ongoing. The deadline to object to confirmation of each of the proposed plans of reorganization was August 7, 2003 and, in connection therewith, certain objections have been filed against both plans of reorganization. See Note 3 to the company’s Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

Delivery of Alternate Site Infusion Services

     General. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada, including recently opened infusion branches in San Antonio, Texas and Amherstburg, Ontario, Canada. Additionally, Coram delivers alternate site infusion therapy services through joint ventures and partnerships at several other geographic locations. Infusion therapy services include, but are not limited to, the administration of parenteral and enteral nutrition, anti-infective therapies, IVIG, coagulant and blood clotting therapies, pain management and chemotherapy.

     Infusion patients are primarily referred to Coram following the diagnosis of a specific disease or upon discharge from a hospital. The treating physician generally will determine whether the patient is a candidate for home infusion treatment. Typically, a hospital discharge planner, the patient’s physician or a managed care payer will recommend or determine the infusion company to which a patient is referred even though the patient ultimately has the right to choose his or her own service provider. Because drugs administered intravenously tend to be more potent and complex than oral drugs, the delivery of intravenous drugs requires patient training, specialized equipment and clinical monitoring by skilled nurses and pharmacists. Many therapies require either a gravity-based flow control device or an electro-mechanical pump to administer the drugs. Some therapies are administered continuously; however, most are given for prescribed intermittent periods of time. Coram nurses and pharmacists work with the patient’s physician to monitor and assess the patient’s condition and update the therapy as necessary. The duration of the patient’s treatment may last from just a few days to as long as the patient’s life.

     Branch Facilities. The delivery of infusion services is coordinated through local or regional infusion branches. A typical full service branch provides the following functions:

(i)	patient intake and admission;

(ii)	sterile product preparation by pharmacists and pharmacy technicians;

(iii)	clinical pharmacy services;

(iv)	clinical nursing services;

(v)	clinical nutrition services;

(vi)	collaborative clinical monitoring and disease management;

(vii)	materials management, including drug and supply inventory and delivery;

(viii)	assistance to specialized reimbursement personnel regarding billing, cash collection and benefit verification;

(ix)	marketing to local referral sources, including physicians, hospitals and payers; and

(x)	general management.

     A typical full service branch has a fully equipped pharmacy, offices for clinical and administrative personnel and a warehouse. It also employs a branch manager, licensed pharmacists, pharmacy technicians, registered nurses, dietitians, and sales and administrative personnel. Such a branch serves the market area in which it is located, generally within a two hour driving radius of the patients served, as well as outlying locations where it can arrange appropriate nursing services. Smaller satellite branches maintain limited pharmacy operations and are used as support centers to respond to patient needs in specific geographic areas. Coram’s full service and satellite branches are all leased with square footage ranging from 530 to 32,000, primarily in suburban office parks and often in close proximity to major medical facilities.

     In-Home Patient Care. Before accepting a patient for home infusion treatment, the staff at the local branch works closely with the patient’s physician or clinician and hospital personnel in order to assess the patient’s suitability for home care. This process includes, among other things, assessment of the patient’s physical and emotional status, as well as an evaluation of certain social factors such as the safety and cleanliness of the home environment and, if necessary, the availability of family members or others to assist in the administration of the patient’s therapy. Patient review also includes a verification of the patient’s eligibility based upon established admissions criteria and the patient’s benefits package available from his or her insurance carrier, managed care plan or governmental payer.

     After a patient’s suitability for home care has been confirmed, the patient and/or their designated carepartner receive training and education concerning the therapy to be administered, including the proper infusion technique and the care and use of intravenous devices and other equipment used in connection with the therapy. The patient and the patient’s carepartner are also trained to monitor the patient’s response to the therapy in order to identify changes of which the healthcare team should be notified. Nurses employed by or overseen by Coram generally perform the initial patient assessment and training.

     Prior to the patient receiving treatment services, the treating physician develops the patient’s plan of treatment and communicates it to the local branch’s clinical support team, including its nurses and pharmacists. The team develops a plan of care and works with the treating physician and the payer case manager, if applicable, to provide care and to monitor the patient’s progress and response to treatment. The Coram pharmacist generally speaks with the patient or carepartner prior to dispensing the prescribed drugs and performs a prospective review of the patient’s condition, medical history and use of other physician-prescribed medications. Throughout the patient’s therapy, the local branch’s clinical support team will regularly provide the treating physician and the payer case manager with reports on the patient’s condition, creating an information flow that allows the treating physician to actively manage the patient’s care. The treating physician always directs the patient’s care, including changing the plan of treatment in accordance with the patient’s needs and responses.

     Upon the patient’s arrival home, a nurse performs an initial patient assessment, which includes a comprehensive physical examination and environmental assessment. Typically, the administration of the patient’s first home infusion treatment is overseen during that visit. Thereafter, the frequency of nursing visits depends upon the particular therapy the patient is receiving, as well as the level of independence the patient and/or carepartner have achieved with regard to the administration and monitoring of the prescribed therapy. During these subsequent visits, the nurse performs an assessment of the patient’s intravenous lines and related equipment, obtains blood samples, changes the pump settings and/or drug administration, assesses the patient’s condition and compliance with the plan of care and provides ongoing teaching and support as directed by the patient’s physician. The patient’s supplies and drugs are typically delivered on a weekly basis depending on the therapy and the type of drugs being administered. The treating physician and the payer case manager remain actively involved in the patient’s treatment by monitoring the success of the plan of treatment and revising it as necessary.

Alternate Site Infusion Therapy: Products and Services

     General. Coram provides a variety of infusion therapies, principally nutrition, anti-infective, pain management and IVIG, as well as coagulant and blood clotting therapies for patients with hemophilia. A physician, based-upon a patient’s diagnosis, treatment plan and response to therapy, determines the initiation and duration of these therapies. Certain therapies, such as anti-infective, are generally used in the treatment of temporary infectious conditions, while others, such as nutrition, IVIG and blood coagulants, may be required on a long-term or permanent basis. The patient, the carepartner or an employee of Coram administers infusion therapies at the patient’s home. In some circumstances, such as immuno-suppressed patients (e.g., AIDS/HIV, cancer, transplant patients, etc.), blood coagulant therapies or anti-infective therapies, treatment may be provided periodically over the duration of the primary disease or for the remainder of the patient’s life, generally as episodic care.

     Nutrition Therapy. Total parenteral nutrition therapy (“TPN”) involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts due to inflammatory bowel disease, short bowel syndrome, pancreatitis or other gastrointestinal illnesses. The therapy is generally administered through a central catheter surgically implanted into a major blood vessel in order to introduce the nutrient solution directly into the bloodstream. The nutrient solution may contain amino acids, dextrose, fatty acids, electrolytes, trace elements, minerals and/or vitamins. In many cases, the underlying illness or condition from which a parenteral nutrition patient suffers is recurrent in nature and requires periodic re-hospitalization for treatment followed by resumption of parenteral nutrition at home. Some patients must remain on TPN for life and other patients may require short-term TPN therapy to augment their nutritional status, such as patients with a diagnosis of cancer, hyperemesis, AIDS/HIV and eating disorders.

     Enteral nutrition therapy is administered through a feeding tube into the gastrointestinal tract of patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical conditions. Enteral nutrition therapy is frequently administered over a long period, often for six months or more.

     Anti-Infective Therapy. Anti-infective therapy is the infusion of antibacterial, anti-viral or anti-fungal medications into the patient’s bloodstream for the treatment of a variety of infectious episodes, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with AIDS/HIV, cancer, post-kidney transplant treatment protocols and infections of the kidneys and urinary tract. Intravenous anti-infective drugs are delivered through a peripheral catheter inserted in a vein in the patient’s arm or via a centrally placed catheter. Anti-infective drugs are often more effective when infused directly into the bloodstream rather than taken orally.

     Pain Management. Pain management services encompass the treatment of pain and the management of related symptoms, resulting from either malignant or non-malignant diseases. Unrelieved pain and the related symptoms are major contributors to emergency room visitations, as well as readmissions and extended stays in hospitals. Pain management drugs are typically delivered by intravenous, subcutaneous or intraspinal (i.e., epidural) methods, often in connection with the delivery of other core infusion therapies.

     Intravenous Immunoglobulin. IVIG therapy involves the administration of blood derivative products (gammaglobulins), which are administered to patients with an immune deficiency or an altered immune status. IVIG therapy is most commonly administered to patients with primary immune deficiencies or autoimmune disorders. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Depending on the severity of their condition, patients receiving IVIG therapy for autoimmune disorders are treated intermittently over a period of months. IVIG products are delivered through a peripheral catheter inserted in a vein in the patient’s arm or via a centrally placed catheter over one to five days, depending on the type of disorder being treated.

     Coagulant and Blood Clotting Therapies. Coagulation or factor replacement therapy is the intermittent administration of a blood clotting factor. Blood clotting factors are generally administered to persons with hemophilia or related genetic disorders that affect the blood’s ability to clot. If an individual has one of these disorders, normal blood clotting factors are not produced in sufficient amounts by the body. The absence of these clotting factors makes it difficult or impossible for a patient to stop bleeding. Severe hemophiliacs can suffer from spontaneous bleeding episodes without trauma. Repeated bleeding episodes can cause permanent loss of mobility in the joints, thereby placing the patient at further risk medically and impacting their ability to live a normal life. Factor replacement products are administered via a centrally inserted or peripherally inserted intravenous catheter over a short period of time (approximately 10 minutes). Factor is infused when bleeding episodes occur or on a routine preventative basis (prophylaxis). Most patients (even children) and/or their carepartners learn to start their own intravenous catheter and administer their blood clotting factor products. People with hemophilia and others who have inherited blood clotting disorders will require these products throughout their lives.

     Availability of factor product from manufacturers can be inconsistent and is dependent on many variables, including manufacturing capacity, manufacturer regulatory compliance, donor pools, production lots, contamination, etc. If a shortage occurs, Coram may be required to purchase through the secondary or distributor markets, wherein pricing may not be favorable and product availability can change significantly from day to day. During such times of shortages, prices increase dramatically with limited availability to pass these additional costs on to patients and payers. Moreover, product shortages may make it difficult for Coram to meet the needs of its patients (e.g., a single patient’s requirements may, at any given time, expend what would otherwise be adequate inventory for multiple patients, etc.) and may have an adverse impact on Coram’s future results of operations. The current domestic supply of factor products is meeting or exceeding demand and Coram is able to acquire adequate amounts of these products in order to meet its current and anticipated short-term patient demand. However, product shortages will continue to occur due to the nature of the manufacturing and regulatory environment for these products and any disruption to the company’s factor product supply chain could have a materially adverse impact on future operating results.

     Transplant Services. Coram developed a distinct transplant program and provides therapies and services to pre and post bone marrow, blood cell and organ transplant patients. This clinically focused care management program includes, among other things, proprietary patient and environmental assessment and monitoring protocols, patient education tools and clinical training programs. The most common therapy for transplant patients is anti-infective therapy, including antibiotics, anti-viral and anti-fungal agents, most often prescribed intravenously to prevent or treat an infection due to the patient’s immuno-compromised status. Other prescribed therapies include TPN, IVIG, biologic response modifiers, immunosuppressive therapies and blood products.

     Respiratory Therapy Services and Related Equipment and Durable Medical Equipment. Certain Coram and affiliated joint venture branches provide respiratory therapy services and related equipment to patients for use in their homes. In addition, such branches also provide durable medical equipment in a patient’s home setting, which complements the company’s core home infusion and respiratory therapy services businesses. Whether administered separately to chronically ill pulmonary patients or in conjunction with Coram’s other services, dedicated respiratory and other professionals are committed to positive patient outcomes, referral source communication, physician satisfaction and high standards of clinical excellence. Coram’s integrated service approach allows patients to access infusion, respiratory and other therapy services, as well as durable medical equipment, through a single healthcare provider.

     Other Non-Core Therapies. Coram provides other technologically advanced therapies such as antineoplastic chemotherapy, intravenous inotropic therapy for patients with congestive heart failure or for those who are awaiting cardiac transplants, intravenous anti-coagulant therapy for the prevention of blood clots, anti-nausea therapy for chemotherapy induced emesis or hyperemesis gravidarum and therapies corresponding to the Food and Drug Administration approved drugs Aralast™, Synagis® and Remicade®. Hydration therapy, another non-core therapy, is often administered in conjunction with intravenous chemotherapy. Other non-core therapies, as described herein, are generally not material to the company’s results of operations.

Alternate Site Infusion Therapy: Organization and Operations

     General. Coram’s alternate site infusion therapy business operations are currently conducted through 77 branches. The company has divided its operations into three geographical areas, each having a Senior Vice President of Operations or a Vice President of Operations (collectively the “Senior Vice Presidents of Operations”) reporting directly to the Executive Vice President and an Area Vice President of Sales reporting directly to the Senior Vice President, Field Sales. Management believes that this organizational structure fosters a high level of interactive collaboration between the Area Vice Presidents of Sales and the company’s sales force and allows the Senior Vice Presidents of Operations to focus on their areas in a comprehensive manner. Moreover, this organizational structure was designed to create operating and decision-making efficiencies and promote high quality local decision-making, thereby allowing Coram to attract and retain experienced local managers and remain responsive to local market needs. Management continuously reviews operations, focusing on the cost effective delivery of quality patient care. For example, Coram established a Hemophilia Services Division and specialty hemophilia distribution centers in Malvern, Pennsylvania, Albuquerque, New Mexico and Sacramento, California. Each center utilizes existing Coram branch resources and concentrates experienced clinicians and management on the unique needs of hemophilia patients and their carepartners.

     Operating Systems and Controls. An important factor in Coram’s ability to monitor its operating locations is its management information systems. Besides routine financial reporting, the company has developed a performance model for monitoring the field operations of its infusion business. Actual operating results derived from the management information systems can be compared to the performance model, enabling management to identify opportunities for increased efficiency and productivity. Management believes that the use of standardized, specific performance matrices and the identification and monitoring of best demonstrated practices facilitate operational improvements.

     Within the past two years, the company has implemented new financial, materials management, procurement, human resource and payroll systems. Additionally, the company is in the initial phases of implementing its new billing, accounts receivable, clinical and pharmacy systems (collectively the “Front Office”). Management anticipates that the Front Office modules will be fully operational in late 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors” for further details.

Alternate Site Infusion Therapy: Quality Assurance/Performance Improvement

     Coram maintains accreditation for its infusion therapy business that is consistent with its service standards and enables the company to monitor whether the objectives of those standards are met. Coram maintains national accreditation from the Accreditation Commission on Health Care, Inc. (“ACHC”) and, in connection therewith, the company underwent its corporate survey with ACHC in December 2001 and received Accreditation with Commendation, which applied to all services provided at all locations effective January 1, 2002. ACHC continues to conduct ongoing surveys at Coram branches to monitor compliance with clinical and quality standards throughout the three year accreditation period. As of December 31, 2003, fifty-eight branches have completed the ACHC survey process and have confirmed accreditation. All remaining branches are expected to complete the ACHC survey process on or before June 30, 2004.

     Additionally, the company has requested accreditation by the Community Health Accreditation Program (“CHAP”) for its three branches located in Michigan. The CHAP survey process is expected to be completed during the quarter ending June 30, 2004.

     An integral part of Coram’s commitment to clinical excellence is the national and branch specific Performance Improvement programs, which are fully integrated into the daily business model. The Performance Improvement programs serve to:

(i)	evaluate branch programs, policies and procedures and amend protocols as needed;

(ii)	provide ongoing direction to performance improvement efforts;

(iii)	measure patient and customer satisfaction and analyze trends, making modifications as necessary to achieve better overall service;

(iv)	monitor clinical outcome measures, including venous access device related outcomes and rehospitalizations, analyze trends and make modifications as necessary to improve patient outcomes;

(v)	assist in the development of new programs or procedures to meet recognized needs within the branch or the community that it serves;

(vi)	evaluate branch staff efforts related to professional and clinical issues such as clinical monitoring of patients; and

(vii)	identify, monitor and modify key performance areas of operations.

     Further, Coram’s Clinical Operations Department assists branch management in assessing the levels of service being provided to patients. Coram’s integrated approach to performance improvement is designed to identify national, area, regional and branch specific trends related to high volume, high risk, problematic and new activities. It encompasses continuous assessment and measurement of patient and customer satisfaction at both the local and national levels, as well as comprehensive tracking, measuring and monitoring of important clinical outcomes. The process also includes the measurement of management’s ability to achieve the desired operational and fiscal benchmarks that are critical to the company’s success.

Respiratory Therapy Services and Related Equipment and Durable Medical Equipment

     Coram provides a full line of respiratory therapy services and equipment, including, but not limited to, respiratory medications, oxygen systems, home ventilators, sleep apnea equipment, nebulizers, Continuous Positive Airway Pressure (“CPAP”) systems and Bilevel Positive Airway Pressure (“BiPAP”) systems. In addition, Coram provides other durable medical equipment, such as hospital beds, wheelchairs and walkers, to serve the needs of its patients. Both respiratory and durable medical equipment are available to patients for purchase or rent. There are many synergies between these product lines and the company’s base infusion business that benefit both the company and its customers. Coram primarily benefits from the opportunity to provide respiratory therapy services and equipment and durable medical equipment to patients who are already receiving infusion or other services. Additionally, patients and payers benefit from the opportunity to obtain comprehensive healthcare services and equipment through a single source.

     The aforementioned services are provided through branches located in San Diego, California; Indianapolis, Indiana; Lenexa, Kansas; and Plymouth, Michigan. Coram also provides these services through one of its joint ventures with three locations in

Wisconsin. Additionally, Coram operates a rehabilitation equipment line of business in San Diego, California that provides area patients with custom and power wheelchairs.

Clinical Research

     Coram has been providing support services for clinical research studies since 1995. In 1998, the company created a Clinical Research division and devoted additional resources to, and actively marketed, its capabilities in this area. This division is currently operated through the company’s wholly-owned subsidiary, CTI Network, Inc. (“CTI”), out of the company’s Mount Prospect, Illinois facility. Utilizing Coram’s integrated information systems and its national network of alternate site infusion nurses and pharmacists, as well as contracted nurses from non-Coram agencies, CTI offers its customers the opportunity to effectively and efficiently complete some of the most challenging aspects of a clinical trial by:

(i)	providing alternate site healthcare services such as therapy administration, specimen collection, patient education and training, patient assessments and data collection;

(ii)	providing alternate site pharmacy services;

(iii)	providing patient screening and surveying services;

(iv)	providing product acquisition of comparative medications;

(v)	providing single source contracting through a central office for national services;

(vi)	providing nurse study coordinators at the physician’s office; and

(vii)	assisting in the identification of potential investigators.

SoluNet LLC (“SoluNet”): Outsourced Hospital Compounding Services

     In November 2002, the company organized SoluNet as a wholly-owned subsidiary for the purpose of providing sterile product compounding services to hospitals. SoluNet’s product offerings include patient-specific TPN, Continuous Renal Replacement Therapy solutions and Cardioplegia solutions, which are compounded and dispensed by select Coram branch pharmacies under highly controlled conditions that are consistent with United States Pharmacopeia Chapter 797, Pharmaceutical Compounding — Sterile Products (“USP Chapter 797”). Each bag of compounded solution is individually labeled and delivered to the hospital in accordance with customer specifications. Outsourcing to SoluNet promotes hospital pharmaceutical care models and facilitates the reallocation of critical hospital resources to internal initiatives, thereby promoting improved quality of patient care, achievement of cost savings and other strategic and tactical goals. SoluNet works closely with hospital stakeholders during all phases of program implementation and execution in order to design programs that meet each hospital’s unique clinical, operational and fiscal requirements while allowing the hospitals to maintain important relationships with their drug and supply vendors.

     As of April 9, 2004, SoluNet services its customers through Coram’s existing branch locations in Dunbar, West Virginia; Hopkinton, Massachusetts and Wallingford, Connecticut. Additionally, SoluNet recently entered into a real property lease agreement for a location in Totowa, New Jersey wherein the SoluNet corporate office and certain pharmaceutical manufacturing facilities will be located.

Reimbursement of Services

     Virtually all of Coram’s net revenue is billed to third party payers, including insurance companies, managed care plans, such as HMOs and PPOs, and governmental payers such as Medicare and Medicaid. Similar to other healthcare service providers, Coram experiences prolonged reimbursement payment cycles in certain circumstances as a result of third party payment procedures and the implementation of new regulations such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Consequently, management of accounts receivable through effective patient registration, qualification, billing, documentation and collection procedures is critical to financial success and continues to be a high priority for the company. Coram continues to focus on the appropriate processing of claims and the careful screening of new patients to determine that adequate reimbursement will be available and received in a timely manner. Accordingly, the company implemented new admissions policies and procedures during the year ended December 31, 2003. As a result of such new policies and procedures, on a recurring basis all admissions employees are required to complete a web-based training course and pass a related competency exam. Moreover, all newly hired Coram admissions employees are required to complete an extensive Admissions Training course and pass a related competency exam with a score of 95% or higher. All training and scoring of exams is the responsibility of Coram personnel who have previously demonstrated the required admissions competencies.

     The Centers for Medicare & Medicaid Services (“CMS”) developed, for use in the Medicare Part B program, a national fee schedule for covered respiratory therapies, home medical equipment and infusion therapies, which provides reimbursement at 80% of the amount of any fee on the designated fee schedule. The remaining 20% co-insurance portion is the obligation of secondary insurance and/or the patient. The majority of the revenue that Coram earns under the Medicare program relates to Medicare Part B. State Medicaid programs generally utilize fee schedules similar to the Medicare Part B program.

     For most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the Average Wholesale Price (“AWP”) of the drugs as published by commercial pricing services. For example, the Medicare program’s allowable payment amount in recent years generally has been set at 95% of the published AWP of a drug. AWP is an industry term that is typically understood to represent a suggested price for wholesale sales to pharmacies. AWP does not necessarily reflect the price paid by either pharmacies or other end user purchasers. In December 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), which makes significant changes in Medicare reimbursement policies, including the discontinuance of AWP-based reimbursement methodologies for certain Medicare Part B drugs. See “Government Regulation” for further details.

     Due to its recent enactment and the necessity for the promulgation of additional regulatory guidance, management cannot presently assess the full impact of the MMA on the company’s business and Medicare reimbursement. Moreover, there can be no assurances that state government or private health insurance companies will continue to reimburse for drugs and biologicals based on the current AWP-based methodologies or that future AWPs, revised AWPs or other payment methods will reflect acquisition prices available to purchasers such as the company. If state government or private insurance companies discontinue or modify the use of AWP, or otherwise implement payment methods that reduce the reimbursement for drugs and biologicals, the company’s profit margins may be reduced and, in many cases, be inadequate when combined with the costs of clinical services and overhead expenses associated with the delivery and administration of the drugs and biologicals. These circumstances could produce a material adverse impact on the company’s overall profit margins. See “Government Regulation” for further details.

     The laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. To address the company’s potential exposure and to more readily comply with the applicable federal and state regulations, Coram established a national compliance committee to regularly review external audit activity, identify and correct compliance issues and resolve any related regulatory matters. See “Government Regulation” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors” for further details.

     In certain instances, fixed fee or capitated fee arrangements are entered into by the company. Under a capitated fee arrangement, Coram would agree to deliver or arrange for the delivery of certain home health services required under the payer customer’s health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain specified dates. Before establishing the appropriate per member per month fee, Coram typically reviews utilization data provided by the payer customer and/or other available utilization data. In some instances, the calculated fee will be adjusted or reconciled periodically to reflect the health plan’s most current membership census to prevent excess losses by the company or excess expenditures by the payer customer. As of December 31, 2003, Coram was a party to only two capitated arrangements. Capitated contracts represented approximately 1.7%, 2.3% and 2.9% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 2 to the company’s Consolidated Financial Statements for further details.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. By consolidating to fewer sites, management is working to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company’s Patient Financial Service Centers (reimbursement sites) and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding (“DSO”) and/or unfavorable aging trends in its accounts receivable.

Competition

     The alternate site infusion therapy market is highly competitive. Some of Coram’s current and potential competitors in these lines of business include:

(i)	integrated providers of alternate site healthcare services;

(ii)	hospitals;

(iii)	local providers of multiple products and services for the alternate site healthcare market;

(iv)	physicians and physician-owned organizations, such as independent practice associations and multi-specialty group practices; and

(v)	mail order and specialty injectable pharmacy providers.

     Coram has experienced increased competition in its alternate site infusion therapy business from the abovementioned parties as they have sought to increase the scope of their services, including services similar to those offered by Coram.

     During 2002, one of the company’s major national competitors was sold to a company that provides specialized contract pharmacy and related services to patients with chronic diseases. Subsequent to such sale, the acquiring company discontinued services to patients receiving certain therapies, some of which are considered to be Coram’s core therapies. Management believes that this change in business strategy by one of the company’s national competitors, consolidations and business failures of certain other regional and national competitors has had a favorable impact on the company’s sales and results of operations during the years ended December 31, 2003 and 2002.

     Coram competes with other providers on a number of critical differentiating factors, including quality of care and service, reputation within the medical and payer communities, geographic scope and price. Competition within the alternate site infusion business has been affected by the decision of third party payers and their case managers to be more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payers and their case managers and inclusion within preferred provider and other networks of approved or accredited providers is often a prerequisite to Coram’s ability to continue to serve many of its patients. Similarly, Coram’s ability to align itself with other healthcare service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services that may exceed the range of services currently offered directly by Coram.

     There are relatively few barriers to entry in the local markets which Coram serves. Local or regional providers are currently competing in many of the markets served by the company and others may do so in the future. Entrance into the local markets by competitors could cause a decline in net revenue, loss of market acceptance of Coram’s services and price competition. Coram expects to continue to encounter competition in the future that could limit its ability to maintain or increase its market share. Such competition could have an adverse effect on the business, financial condition and results of operations of Coram. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors” for further details.

Sales and Marketing

     Coram’s alternate site infusion therapy products and services, including respiratory services and equipment and durable medical equipment, are marketed through branch sales personnel, including managed care consultants, account managers and clinical service liaisons with sales specialists focused on select Nutrition and Blood Product Programs. The company established product managers for five of its core therapies: nutrition, anti-infectives, IVIG, hemophilia-related services and pain management services through Strategic Business Units: Nutrition Services, Anti-Infectives, Blood Products Services (including hemophilia and IVIG) and Pain Management. The vice president or director for each unit has responsibility for ongoing program development and provides clinical and marketing resources to focus on growing sales in these areas. Additionally, the company recently enhanced its sales and marketing resources to pursue business with various military and Veterans Administration organizations.

     Substantially all of Coram’s new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by HMOs, PPOs or other managed care organizations, insurance companies and home care agencies. Coram’s sales force is responsible for establishing, maintaining and growing referral sources. Sales employees generally receive a base salary plus incentive compensation based on core therapy patient growth, revenue growth, gross margin growth and/or earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-recurring items (“EBITDA”) enhancements.

     Coram’s network of field representatives enables it to market its services to a variety of patient referral sources, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs and insurance companies. Marketing is focused on presenting Coram’s clinical expertise, tailored to specific customer/patient interests, with an emphasis on certain key therapies. Specialty marketing and sales support personnel promote products and services that are outside of the base infusion therapies.

     As a result of escalating pressures to contain healthcare costs, third party payers are participating in certain decisions regarding healthcare alternatives, using their significant bargaining power to secure discounts and to direct referrals of their enrollees to specified providers. In response thereto, Coram has directed its sales and business development strategies toward aggressively pursuing agreements with third party payers, managed care plans and provider networks that offer high quality, cost-effective care. Coram maintains a sales force that supports each of its Strategic Business Units to enhance its efforts to market and sell its services to managed care payers. The company’s managed care sales representatives are deployed with the field sales force to focus on regional and national payers to effect “pull-through” from referral sources within each payer’s network. Coram is currently focusing its efforts on increasing referrals through select managed care agreements with the goal of being the preferred infusion provider, as well as selling specialty services for nutrition, anti-infectives, IVIG and pain management therapies, services for people with hemophilia and individuals receiving certain types of organ and bone marrow/blood cell transplants.

     Sales and marketing activities for CTI are directed at the top one hundred pharmaceutical and biotech companies conducting clinical research studies related to biologics, intravenous injectables, devices and oral and enteral medications in the United States. CTI’s Vice President, Director of Business Development and Director of Clinical Research are responsible for coordinating sales and marketing activities such as industry presentations, exhibits at clinical research/pharmaceutical conventions and distribution of direct mail information. Marketing efforts focus on the presentation of CTI’s clinical research experience in multiple therapeutic areas and its dedicated staff. In addition, testimonials from existing clients have proven to be an important tool for CTI and have contributed to several new study awards from pharmaceutical/biotech companies. CTI also advertises in clinical research publications.

     Referrals to CTI are received from directors of clinical research, project managers and clinical research associates from clinical research divisions of major pharmaceutical and biotech companies, as well as clinical research organizations that are responsible for study oversight, enrollment, retention and, at times, project management. The CTI Director of Business Development is responsible for establishing, maintaining and enhancing referral sources. Requests for in-home clinical research visits at the local Coram branch level are investigated by CTI professionals to assess the possibility of expanding the studies to a national level. CTI is currently focusing on increasing its business through the creation of master service agreements with study sponsors. CTI’s overall objective is to be a preferred in-house clinical research provider for pharmaceutical and biotech companies.

     SoluNet’s services are marketed through its Business Development Managers who work closely with SoluNet operational personnel to identify potential customers. SoluNet primarily markets its services through participation in trade shows. SoluNet personnel also maintain strategic relationships with a variety of organizations that ultimately assist in identifying potential customers.

Customers and Suppliers

     Coram provides alternate site home healthcare services and products to a large number of patients and related payers. Medicare and Medicaid collectively represented approximately 24% of consolidated net revenue for each of the years ended December 31, 2003, 2002 and 2001. No other individual payer accounted for more than 5% of Coram’s net revenue during 2003, except for Health Net Inc. (“Health Net”).

     Approximately 7.0%, 7.5% and 6.1% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively, related to the agreement with Health Net to provide services to its members in California pursuant to fee-for-service and capitated reimbursement arrangements. Additionally, Coram owns 50% of a partnership located in California that derived approximately 40.3%, 45.7% and 25.9% of its net revenue during the years ended December 31, 2003, 2002 and 2001, respectively, from services provided under such agreement. The Health Net agreement expired on December 31, 2002 but was subsequently amended to extend the contract, with certain modifications, to December 31, 2005. As a result of final contract negotiations, Health Net reserved the right to reevaluate the contract based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the remaining contractual term. The loss of the Health Net agreement or significant modifications to the terms and conditions of the related amendment could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership. See Note 2 to the company’s Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors” for further details.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During 2003 and through April 9, 2004, eleven additional provider contracts were terminated with effective dates ranging from October 1, 2003 to July 1, 2004. The terminated contracts represented approximately 2.6%, 3.0% and 2.6% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and approximately 3.9% and 5.1% of the company’s consolidated accounts receivable at December 31, 2003 and 2002, respectively. In the aggregate, approximately 3.5%, 4.2% and 4.4% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and approximately 5.4% and 6.8% of the company’s consolidated accounts receivable at December 31, 2003 and 2002, respectively, were derived from the individual provider contracts that are within the purview of this national health insurance carrier. Management can provide no assurances that the remaining active provider contracts associated with this national health insurance carrier will continue under terms that are favorable to the company. Additionally, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. The termination of additional provider contracts and/or the inability to collect outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s results of operations, cash flows and financial condition.

     Coram purchases products from a large number of suppliers and considers its relationships with its vendors to be good, subject to credit uncertainty and the Bankruptcy Cases. Except for certain blood products discussed in Item 1. “Business, Alternate Site Infusion Therapy: Products and Services-Coagulant and Blood Clotting Therapies,” management believes that substantially all of its products are available from alternative sources; however, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors” for further discussion. When management considers alternate vendor sources, such consideration primarily focuses on products currently being purchased through Cardinal Health, Inc., FFF Enterprises, Inc. and Baxter Healthcare Corporation (“Baxter”), Coram’s three principal suppliers of drugs and supplies. During the year ended December 31, 2003, Coram purchased drugs and supplies aggregating approximately $67.4 million from Cardinal Health, Inc., $43.0 million from FFF Enterprises, Inc. and $30.6 million from Baxter, or approximately 35%, 22% and 16%, respectively, of its total drugs and supplies. Moreover, as of April 9, 2004, the company maintained contractual Baxter drug and supply purchase commitments aggregating approximately $70.4 million.

     In addition to the significant purchases of drugs and supplies from Baxter, the company also entered into a five year capital lease commitment agreement with Baxter, effective December 30, 2003, to lease a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps (the estimated commitment under this arrangement is approximately $8.3 million). Through April 9, 2004, the company received 1,700 of such pumps and management anticipates receiving the remaining pumps on or before September 30, 2004. Moreover, management believes that the company will comply with the terms and conditions of the underlying Baxter lease agreements; however, there can be no assurances thereof or what remedies, if any, would be invoked by Baxter in the event of default.

     In addition to the three major suppliers discussed above, Coram purchased drugs and supplies aggregating approximately $11.0 million, or approximately 6% of the company’s total drugs and supplies, from B. Braun Medical, Inc. (“B. Braun”) during the year ended December 31, 2003. The company also entered into two agreements with B. Braun in 2003 whereby the company purchased 1,000 Vista Basic pole-mounted pumps at an aggregate cost of approximately $1.3 million. Moreover, the company entered a three year capital lease agreement with B. Braun (the “B. Braun Lease Agreement”), effective May 2003, to lease an additional 1,000 Vista Basic pole-mounted pumps (the aggregate obligation under this arrangement is approximately $1.3 million). Management believes that the company will comply with the terms and conditions of the B. Braun Lease Agreement; however there can be no assurances thereof or what remedies, if any, would be invoked by B. Braun in the event of default.

     See Notes 9 and 14 to the company’s Consolidated Financial Statements for further details regarding the capital lease and purchase commitment agreements with Baxter and B. Braun.

Government Regulation

     General. The federal government and all states in which Coram is currently operating regulate various aspects of Coram’s business. In particular, Coram’s operations are subject to extensive federal and state laws regulating, among other things, pharmacy operations, home care, nursing services, ancillary network management services, health planning, health and safety, environmental compliance and toxic and medical waste disposal. Coram is also subject to fraud and abuse and self-referral laws, which affect its business relationships with physicians, other healthcare providers and referral sources and its reimbursement from government payers. Generally, all states require infusion companies to be licensed as pharmacies and to have appropriate state and federal registrations for dispensing controlled substances. Some states require infusion companies to be licensed as nursing or home health agencies and to obtain medical waste permits. In addition, certain company employees are subject to state laws and regulations governing the ethics and professional practices of pharmacy and/or nursing personnel.

     Coram may also be required to obtain certifications or register in order to participate in governmental payment programs such as Medicare and Medicaid. Some states have established certificate-of-need programs regulating the establishment or expansion of healthcare operations, including certain of Coram’s operations. The failure to obtain, renew or maintain any of the required regulatory approvals, certifications, registrations or licenses could adversely affect Coram’s business and could prevent the location or locations involved from offering products and services to patients and/or from billing third party payers. Coram’s operating results could be adversely affected, directly or indirectly, as a result of any such actions. Management believes that Coram complies, in all material respects, with these laws and regulations. The healthcare services industry will continue to be subject to pervasive regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurances can be given that Coram’s activities will not be reviewed and challenged or that future healthcare reform initiatives will not result in material adverse changes to the company.

     Fraud and Abuse. Coram’s operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “anti-kickback” statute) that imposes criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing or leasing, of items or services that are paid for in whole or in part by federal healthcare programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs. Federal healthcare programs have been defined to include any plan or program that provides health benefits funded by the United States Government and commonly include, among others, Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services. Administrative exclusion and civil monetary penalties for anti-kickback violations can also be imposed through an administrative process. Federal enforcement officials may also attempt to use other federal statutes to punish behavior considered fraudulent or abusive, including the Federal False Claims Act, which provides for penalties of up to $11,000 per claim plus treble damages, and permits private persons to sue on behalf of the government. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been broadly construed and has not been exclusively limited to such obviously wrongful transactions. Some court decisions state that, under certain circumstances, the statute is also violated when “one” purpose (as opposed to the “primary” or a “material” purpose) of a payment is to induce referrals. Congress has frequently considered, but has not yet adopted, federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payer source.

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

     Prohibition on Physician Referrals. Under the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician’s family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. Aspects of Coram’s business which are “designated health services” for purposes of Stark II include outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services. A “financial relationship” under Stark II is defined broadly as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. Coram has financial relationships with physicians and physician-owned entities in the form of medical director agreements and product or service agreements pursuant to which the company provides pharmaceutical products and services. In each case, the relationship has been structured, based on advice of legal counsel, using an arrangement management believes to be consistent with applicable exceptions set forth in Stark II, such as the personal services arrangements exception or the exception for payments by a physician for items and services.

     In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of the company’s common stock. The Stark II law includes an exception for the ownership of publicly traded stock in certain companies with equity above certain levels. This exception under Stark II requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 8 to the company’s Consolidated Financial Statements for further details), at December 31, 2003 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2004. However, management’s ability to maintain an appropriate level of stockholders’ equity cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances, upon the referring physician. Some of these penalties can be imposed regardless of whether the company intended to violate the law.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if CHC’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare and Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 24% of the company’s consolidated net revenue for each of the years ended December 31, 2003, 2002 and 2001 relates to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a material adverse effect on the company’s financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could have a materially adverse effect on the company’s business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

     Under Stark II, an entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity, in some instances, can also be assessed civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and/or Medicaid programs. In addition, a number of the states in which the company operates have similar prohibitions on physician self-referrals with corresponding penalties. Although management believes it has structured its financial relationships with physicians to comply with Stark II and applicable state law equivalents, the failure to comply with the provisions of such laws could have a material adverse effect on the company. On March 26, 2004, CMS published regulations, which become effective July 26, 2004, to implement certain provisions of Stark II that were not addressed in earlier regulations. These regulations essentially mirror the standards that have previously applied, including the statutory exception (i.e., publicly-traded healthcare providers that have the requisite level of stockholders’ equity), with one modification. The regulations will be interpreted to mean that the referring physician’s (or immediate family member’s) ownership interest must be in securities that are generally available to the public at the time the referral for designated health services was made (rather than when the physician or family member obtained the ownership interest). This regulatory interpretation should not have an effect on the company’s ability to comply with the public company exception under Stark II.

     Other Fraud and Abuse Laws. The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the Federal False Claims Act may result in civil penalties and forfeitures and exclusion from the Medicare and Medicaid programs. The Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

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

     Medicare and Medicaid Healthcare Reform. As part of the Balanced Budget Act of 1997 (the “BBA”), Congress made numerous changes that affect Medicare Part A certified home health agencies and Medicare Part B suppliers like Coram that participate in the Medicare program. These policies were subsequently modified by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the “BBRA”), the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (the “BIPA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”).

     The BBA, as modified by the BBRA, required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while CMS reviews the bonding requirements. As of April 9, 2004, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. In addition, as required by the BBA, CMS will issue separate surety bond regulations applicable to Medicare Part B suppliers; however, the finalization of such regulations is also on hold indefinitely. Additionally, similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Because virtually all of Coram’s branches participate as suppliers in the Medicare Part B program, if surety bond requirements become effective for the Medicare program or for additional state Medicaid programs and if Coram is not able to obtain all of the necessary surety bonds, it may be required to cease participation in the Medicare and/or Medicaid programs for some or all of its branches. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources” for further details.

     The BBA also authorized demonstration projects for competitive bidding of certain items of durable medical equipment and enteral nutrition therapy. CMS conducted two rounds of competitive bidding projects in Polk County, Florida, the first of which began in 1999 and the second of which began in 2001. These competitive bidding demonstrations covered certain product categories, including, but not limited to, oxygen and enteral nutrition equipment and supplies. Another competitive bidding project was conducted in the San Antonio, Texas area from February 2001 through December 2002, covering oxygen equipment and supplies and nebulizer drugs, but not enteral nutrition. According to CMS, Medicare reimbursement amounts for most items in the three demonstration projects were reduced by 10% to 30%.

     The MMA reduces the amount of Medicare reimbursement for durable medical equipment and enteral nutrition therapy through a variety of mechanisms, including competitive bidding. First, the MMA generally freezes Medicare reimbursement rates for durable medical equipment (other than Class III medical devices, as defined in the MMA) for the years 2004 through 2008; thereafter, the rates are increased by the percentage increase in the consumer price index for urban consumers. Second, the MMA requires the Secretary of the Department of Health and Human Services (the “Secretary”) to establish competitive acquisition programs for durable medical equipment whereby suppliers will participate in a bidding process and must meet certain program standards in order to supply covered items within the competitive acquisition area (i.e., the geographic region designated by the Secretary wherein competitive acquisition will be used for a particular product or group of products). As a result, competitive acquisition programs may vary from one geographic region to another. Competitive acquisition may include enteral nutrition, equipment and supplies, as well as certain other items of durable medical equipment and certain drugs used in conjunction with such durable medical equipment (other than inhalation drugs). However, specifically excluded from competitive acquisition are, among other things, parenteral nutrition, equipment, and supplies. The Secretary may also exempt rural and low population density areas (unless the beneficiaries in these areas can readily access the covered items through a mail order service) and items and services unlikely to result in significant savings. The competitive acquisition program will be phased in as follows: ten of the largest metropolitan statistical areas in 2007; eighty areas in 2009; and additional areas thereafter. Only successful bidders may supply the covered items in the acquisition area and they will be reimbursed at the corresponding bid amount. Third, the MMA requires the Secretary to reduce reimbursement amounts in 2005 for certain specific items of durable medical equipment and supplies (oxygen and oxygen equipment, inhalation drugs, standard wheelchairs, nebulizers, lancets and testing strips used for the management of diabetes, hospital beds and air mattresses) because such items are deemed to have excessive Medicare reimbursement when compared to pricing in other government programs.

     In addition to the aforementioned reimbursement changes and modifications, the MMA requires the Secretary to establish and implement quality standards for Medicare durable medical equipment suppliers that will require such healthcare providers to be recognized by independent accreditation organizations. Moreover, the Secretary must establish clinical standards as a condition of Medicare payment for certain items of durable medical equipment, concentrating first on items that have been subject to abuse in the past. There can be no assurances that Congress will not consider additional measures in the future that would further reduce Medicare reimbursement for durable medical equipment and enteral nutrition or otherwise increase the costs of doing business under the Medicare program.

     The MMA also addresses the use of average wholesale price (“AWP”) for purposes of Medicare reimbursement for certain drugs. In recent years, state and federal government enforcement agencies have conducted investigations of manufacturers’ practices with respect to AWP whereby, in some instances, they suggested that “inflated” AWPs have led to excessive government payments for prescription drugs and biologicals. Several private lawsuits seeking recoveries on behalf of patients and private healthcare plans have also been filed against manufacturers based on similar allegations. In response to, among other things, the aforementioned AWP investigations and legal activity, in December 2002 CMS announced that it was establishing a new “single drug pricer” to correct differences among fiscal intermediaries in payment amounts for certain Medicare-covered drugs and biologicals (but not including drugs billed to durable medical equipment regional carriers, such as home infusion drugs, and certain other drugs). Prior to adoption of this policy, individual fiscal intermediaries determined reimbursement rates for the applicable drugs based on 95% of the AWP that manufacturers submitted to reporting publications such as RedBook and First Data Bank. However, actual Medicare reimbursement for a particular drug varied from fiscal intermediary to fiscal intermediary because of different data sources used to determine AWP. The new unified rates became effective January 1, 2003. In addition, as part of the aforementioned governmental AWP investigations, the Department of Justice and states’ attorneys general developed “revised” AWPs for a number of drugs and biologicals that are generally lower than those published by commercial services. Many state Medicaid programs adopted the lower revised AWPs to establish reimbursement amounts for some of the listed drugs and biologicals in certain patient care settings.

     Pursuant to the MMA, with certain exceptions, effective January 1, 2004 most Medicare Part B drugs are reimbursed at 85% of the April 1, 2003 AWP and some products are facing even lower reimbursement levels. However, infusion drugs furnished through an item of durable medical equipment continue to be reimbursed at 95% of the October 1, 2003 AWP in both 2004 and 2005. Thereafter, the reimbursement methodology for such infusion drugs is unclear. Beginning in 2005, the majority of Medicare Part B drugs, excluding infusion drugs furnished through an item of durable medical equipment and certain other drugs, will be reimbursed under either: (i) an “average sales price” (“ASP”) methodology intended to more closely reflect actual drug acquisition costs; or (ii) a “competitive acquisition program” whereby a physician would obtain drugs and biologicals from a specialty pharmacy or distributor organization selected pursuant to competitive procedures, the physician would only bill for his or her professional services and the specialty pharmacy or distributor would bill Medicare directly for the drugs and biologicals at negotiated rates. Because the aforementioned AWP changes specifically exclude infusion drugs furnished through an item of durable medical equipment (i.e., an infusion pump), management believes that through December 31, 2005 the MMA reimbursement impact to the company should be minimal.

     The MMA also includes a major expansion of the Medicare prescription drug benefit under a newly created Medicare Part D program, which will provide coverage for many drugs not currently covered by Medicare Part A or Medicare Part B. However, the specific drugs to be included under Medicare Part D and the related reimbursement rates for such drugs are currently unknown. Until the Medicare Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program, which will provide enrollees access to negotiated discounted prices for prescription drugs.

     The overall long-term impact of the MMA, including the changes to an ASP-based reimbursement methodology and/or a competitive acquisition program, is unclear. Accordingly, there can be no assurances that the enactment of the MMA will not result in a material decrease in the amount of Medicare reimbursement that Coram receives for the products and services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion products and services Coram may provide in the future. Likewise, if state governments or private insurance companies discontinue or modify the use of AWP or otherwise adopt reimbursement reductions for drugs or biologicals or for durable medical equipment, Coram’s business, financial condition, liquidity and results of operations could be materially adversely affected.

     In addition, state Medicaid programs have been under significant financial pressure in recent years due to state budget shortfalls. According to a Kaiser Commission on Medicaid and the Uninsured (the “KCMU”) report released in January 2004, every state Medicaid program reduced or froze provider rates in fiscal year 2003 and 49 states implemented or plan to implement provider payment reductions in fiscal year 2004. Of these states, the KCMU reports that 43 states took action in fiscal year 2004 to reduce spending growth on prescription drugs, including: implementing or expanding a preferred drug list, thereby subjecting more drugs to prior authorization; initiating supplemental rebates from manufacturers; implementing long-term care pharmaceutical initiatives; adopting other new policies to control per unit drug costs (such as incentives to use generics) or policies to control utilization (such as provider and patient profiling and education); imposing new limits on the number of prescriptions per month; contracting with a pharmacy benefit management vendor; and reducing payments for drugs and biologicals. States may be further challenged in June 2004 when temporary aid to states enacted in the May 2003 Jobs and Growth Reconciliation Tax Act expires. Additionally, current Congressional activity to reduce Medicaid funding could potentially cause state Medicaid agencies to take other cost containment actions, including adopting reimbursement changes and/or increasing the frequency and scope of their auditing activities. There can be no assurances that current and future state Medicaid cost control initiatives will not further reduce Medicaid reimbursement or otherwise increase the costs of doing business under the state Medicaid programs. See Note 14 to the company’s Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations” for further discussion of Medicaid matters.

     Health Information Practices. The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandate, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that the Department of Health and Human Services (the “DHHS”) must adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement. Failure to comply with HIPAA could result in criminal penalties and civil sanctions.

     Although HIPAA was intended to ultimately reduce administrative expenses and other complexities within the healthcare industry, the law has and will continue to bring about significant and, in some cases, costly changes. The DHHS has released three primary sets of final rules to date mandating the use of new standards with respect to certain healthcare transactions and the privacy and security of personal medical information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advices, plan premium payments and coordination of benefits. Compliance with this rule was required by October 16, 2002; however, covered entities could obtain a one year extension until October 16, 2003 by filing an action plan with the DHHS. In September 2002, Coram filed a Model Compliance Plan describing how the company would comply with the HIPAA standards and, in connection therewith, Coram was granted a one year extension. On February 20, 2003, the DHHS published certain modifications to the final transaction standards but these changes did not affect the compliance deadline. On September 23, 2003, CMS, which is charged with enforcing the transactions and code sets standards, acknowledged that not all healthcare providers were capable of submitting HIPAA-compliant claims transactions and, therefore, CMS adopted a Medicare contingency plan that would permit the continued use of non-compliant electronic transactions in order to avoid disruption to providers’ cash flow resulting from the rejection of HIPAA non-compliant claims. The Medicare contingency plan will continue in effect until terminated by CMS. On February 27, 2004, CMS instructed Medicare carriers and fiscal intermediaries that, as of July 6, 2004, HIPAA non-compliant claims may be paid no earlier than 27 days after receipt, while HIPAA-compliant claims are eligible for payment 14 days from receipt. CMS has encouraged providers to work with other third party payers to determine the state of HIPAA readiness and the willingness of such other plans to accept HIPAA non-compliant transactions after October 16, 2003. As of April 9, 2004, management believes that the company is substantially compliant with the HIPAA rules or has taken such actions as deemed necessary to establish a contingency plan in accordance with published guidelines. However, management can provide no assurances that CMS will concur with management’s assessment of compliance with the HIPAA rules and related regulations.

     The DHHS also released new standards relating to the privacy of individually identifiable healthcare information. These standards not only require compliance with rules governing the use and disclosure of protected healthcare information, but they also impose those rules, by contract, on any business associate to whom such information is disclosed. Mandatory compliance with the privacy standards was required as of April 14, 2003. Coram has completed company-wide employee training, established new policies and procedures related to the privacy of protected healthcare information and created business associates agreements in accordance with the HIPAA regulations.

     On February 20, 2003, the DHHS issued final rules governing the security of healthcare information. These rules specify a series of administrative, technical and physical security procedures for covered entities to use in order to assure the confidentiality of protected electronic healthcare information. The security standards became effective April 21, 2003 with a mandatory compliance date of April 21, 2005 for most covered entities. Management is currently taking steps to make the company compliant on or before April 21, 2005.

     The company is continuing to evaluate the effect of HIPAA and taking steps to achieve compliance. At this time, management believes that the company is compliant with the HIPAA requirements that have become effective. However, management cannot estimate the overall cost of compliance with standards that have not yet been finalized by the DHHS. Although the healthcare information standards are likely to have a significant effect on the manner in which the company handles healthcare data and communicates with payers, at this time, management does not believe that the cost of compliance will have a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

     Further statutes or regulations may be adopted that would impose additional requirements for Coram to be eligible to participate in federal and state reimbursement programs. Such new legislation or regulations may adversely affect Coram’s business operations. Management is unable to predict the content of new legislation or what, if any, additional changes may occur in the method and rates of Medicare and Medicaid reimbursement or other governmental regulations that may affect the company’s business, or whether such changes, if made, will have a material adverse effect on Coram’s business, financial position and results of operations.

     State Laws Regarding Fee Splitting, Provision of Medicine and Insurance. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by courts and by regulatory authorities with broad discretion. Although management believes that the company’s operations, as currently conducted, are in material compliance with existing laws, certain aspects of Coram’s business operations have not been subject to state or federal regulatory interpretation. There can be no assurances that a review of Coram’s business by courts or regulatory authorities will not result in determinations that could adversely affect the company’s operations or that the healthcare regulatory environment will not change so as to restrict existing operations or expansion.

     Most states have laws regulating insurance companies and HMOs. Coram is not qualified in any state to engage in either the insurance or HMO business. As managed care penetration increases, state regulators are beginning to scrutinize the practices of and relationships among third party payers, medical service providers and entities providing management and administrative services to medical service providers, especially with respect to risk-sharing arrangements by and among such providers. State regulators are also reviewing whether risk-bearing entities are subject to insurance or HMO regulation. Management believes that its practices are consistent with those of other direct healthcare service providers and do not constitute licensable HMO or insurance activities. To the extent such licenses may be required, Coram will make the necessary filings and registrations to achieve compliance with applicable laws. However, given the limited regulatory history with respect to such practices, there can be no assurances that states requiring licensure will not attempt to assert jurisdiction. If states pursue actions against Coram and/or its customers, Coram may be compelled to restructure or refrain from engaging in certain business practices.

     Pharmacies and Home Health Agencies. Each of Coram’s pharmacies is licensed in the states in which it is located and in the states where its products are delivered. Each of these pharmacies also has a Controlled Substances Registration Certificate issued by the Drug Enforcement Administration of the United States Department of Justice. Many states in which the company operates also require home infusion companies to be licensed as home health agencies. The failure of a branch to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect the operations of that branch.

     SoluNet Operations. The outsourced hospital compounding business is a relatively new healthcare delivery alternative and many State Boards of Pharmacy do not have specific regulations that govern the provision of pharmacy services provided through SoluNet’s delivery model. However, based on consultations with legal counsel and review of state pharmacy laws, management is not aware of any prohibitions that currently preclude the provision of these services through SoluNet’s existing model. Prior to entering a new market, SoluNet works proactively with the local State Board of Pharmacy to obtain approval from the appropriate agencies prior to the provision of services which, in some cases, may delay entry into such markets. The failure of SoluNet or the company’s SoluNet branch locations to obtain, renew or maintain required pharmacy regulatory approvals or licenses could have a material adverse effect on SoluNet’s existing hospital contracts, operations and future business prospects. Additionally, there can be no assurances that new state pharmacy laws or further review and interpretations of existing pharmacy laws will not result in determinations that could adversely affect SoluNet’s ability to continue to offer its services to existing hospital customers or expand its operations into new marketplaces.

     Other Regulations. Coram’s operations are subject to various state hazardous and medical waste disposal laws. The laws currently in effect do not classify most of the waste produced during the provision of the company’s services to be hazardous, although disposal of non-hazardous medical waste is also subject to regulation. Occupational Safety and Health Administration (“OSHA”) regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against bloodborne pathogens. The regulatory requirements apply to all healthcare facilities, including the company’s branches, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. Furthermore, employers are required to provide hepatitis-B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal policies and procedures, and engineering and work practice controls. Employers are also required to comply with certain recordkeeping requirements. Management believes that the company is in material compliance with the foregoing laws and regulations.

     Internal Compliance and Monitoring. Coram has implemented measures to promote compliance with applicable laws and regulations, including the promulgation of Coram’s compliance program. Coram’s compliance program reflects the company’s commitment to providing high quality service in compliance with applicable laws and regulations and ethical business practices. Coram’s Executive Compliance Steering Committee (the “Compliance Committee”) oversees Coram’s activities with respect to issues of compliance and ethics and is responsible for implementing necessary actions to achieve the objectives of Coram’s compliance program. The Compliance Committee includes the company’s Executive Vice President, Chief Financial Officer, Senior Vice President of Human Resources and Senior Vice President of Operations, along with other member representatives from Coram’s legal, patient financial services and clinical operations departments. While Coram’s internal compliance program is intended to address legal, human resource, regulatory and ethical compliance issues, no assurances can be given that Coram’s business arrangements, present or past (or those of its predecessors or divested subsidiaries, affiliates, joint ventures or partnerships), will not be the subject of an investigation or prosecution by a federal or state governmental authority in the future. Such investigations could result in penalties similar to those discussed above, depending upon the agency involved in such investigation and prosecution. See Note 14 to the company’s Consolidated Financial Statements for further details.

     Coram regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that such business relationship placed the company in material noncompliance with any applicable statute or regulation. The healthcare services industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by management. Any loss by Coram of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenue is derived would have a material adverse effect on its business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Risk Factors” for further discussion.

Employees

     At December 31, 2003, Coram had approximately 2,600 full-time equivalent employees (3,000 full and part-time employees). None of Coram’s employees are currently represented by a labor union or other labor organization and no employees are covered by a collective bargaining agreement. Approximately 35% of the full-time employees are nurses and pharmacists, with the remainder consisting primarily of sales and marketing, billing and reimbursement, branch, clinical, financial and information systems personnel. Management believes that the company’s employee relations are good.

ITEM 2. PROPERTIES

     The company’s corporate headquarters are located in Denver, Colorado and consist of approximately 28,000 square feet of office space leased through February 28, 2007. As of April 9, 2004, Coram maintained 77 branch locations throughout the United States and Canada, totaling approximately 0.8 million square feet. In addition, SoluNet recently entered into a real property lease agreement for approximately 5,200 square feet in Totowa, New Jersey wherein the SoluNet corporate office and certain manufacturing facilities will be located. Management believes that a lease termination at any one facility would not materially affect the company’s operations. Rent expense for the corporate and branch facilities during the year ended December 31, 2003 was approximately $9.0 million.

     On January 16, 2004, the Bankruptcy Court granted a motion of the Chapter 11 trustee to further extend the period of time to assume or reject real property leases through and including June 30, 2004. See Note 3 to the company’s Consolidated Financial Statements for further details.

ITEM 3. LEGAL PROCEEDINGS

     Bankruptcy Cases. On August 8, 2000, the Debtors commenced the Bankruptcy Cases. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of CHC’s other subsidiaries is a debtor in any bankruptcy case. See Notes 3 and 4 to the company’s Consolidated Financial Statements, which are incorporated herein by reference, for further details.

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

     After the Debtors’ exclusivity period to file their own plan or plans of reorganization terminated, on December 19, 2002 the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended. The Equity Committee’s Plan incorporates a variation of the aforementioned proposed derivative lawsuit. Additionally, on May 2, 2003 the Chapter 11 trustee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended and modified. The Trustee’s Plan, as modified, includes, among other things, the settlement of certain claims against the company’s noteholders. Each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan is subject to, and contingent upon, confirmation by the Bankruptcy Court. Management cannot predict whether or not the Trustee’s Plan, as modified, or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan or plans of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization. See Note 3 to the company’s Consolidated Financial Statements for further discussion of the proposed plans of reorganization.

     Resource Network Subsidiaries’ Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case No. 99-2888 (MFW) and Case No. 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a proposed Liquidating Chapter 11 Plan. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications (collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan, which was confirmed by the Bankruptcy Court on December 23, 2003, is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151.

     The Resource Network Subsidiaries maintain claims against each of the Debtors’ estates and the company maintains claims against the Resource Network Subsidiaries’ estate. Additionally, the R-Net Creditors’ Committee filed a motion to lift the automatic stay in the Debtors’ bankruptcy proceedings. On June 6, 2002, the Bankruptcy Court granted such motion, thereby allowing the R-Net Creditors’ Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors initially objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. On January 10, 2003, the United States District Court for the District of Delaware (the “District Court”) granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. On May 21, 2003, the District Court entered an order staying the aforementioned proceedings, pending approval by the Bankruptcy Court in the Bankruptcy Cases of a certain proposed settlement agreement that is discussed in further detail below. Moreover, on September 26, 2003, the District Court dismissed without prejudice to renew (subject to the successful resolution of the proposed settlement agreement) certain motions filed by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any insurance coverage for its directors and officers.

     The Trustee’s Plan, as modified, proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer (the “R-Net Restructuring Officer”). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan, as modified, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries’ bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries’ bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with such conditions precedent, (i) on August 29, 2003 the Bankruptcy Court approved a motion filed jointly by the R-Net Restructuring Officer and the R-Net Creditors’ Committee in the Resource Network Subsidiaries’ bankruptcy proceedings requesting approval of the R-Net Settlement Agreement, (ii) on December 23, 2003 the Bankruptcy Court confirmed R-Net’s plan of liquidation and (iii) on September 10, 2003 the Internal Revenue Service withdrew its proof of claim from the Resource Network Subsidiaries’ bankruptcy proceedings. However, management cannot predict the outcome of the confirmation hearings on the Trustee’s Plan, as modified, nor can management readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

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

     On August 25, 2003, the Chapter 11 trustee and TBOB entered into the Settlement Agreement and Mutual Release (the “TBOB Settlement Agreement”). The TBOB Settlement Agreement proposes resolution of the aforementioned matters by fixing and allowing TBOB’s claim against CHC at $1.5 million, plus interest, under certain circumstances, at the applicable federal judgment rate. In connection therewith, during the year ended December 31, 2003 the company increased its liabilities subject to compromise by approximately $0.2 million to reflect the full TBOB Settlement Agreement amount. The TBOB Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of either the Trustee’s Plan, as modified, or the Equity Committee’s Plan on or before December 31, 2003. As no plan of reorganization was confirmed before the prescribed date, TBOB may, at its sole discretion, (i) elect to extend the deadline for a period up to and including December 31, 2004 or (ii) seek allowance of its original claim amount against CHC; however, if TBOB does seek allowance of its original claim amount, the Chapter 11 trustee is permitted to seek a reduction of such claim to an amount lower than the $1.5 million settlement amount included in the TBOB Settlement Agreement. On October 22, 2003, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee wherein, solely for voting on the plans of reorganization, TBOB will be considered to hold an allowed general unsecured claim in the amount of $1.5 million.

     In the event that the TBOB Settlement Agreement is not consummated, additional liabilities may result from post-petition interest on the final scheduled earn-out payment and/or the aforementioned TBOB allegations. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.6 million and $0.7 million at December 31, 2003 and April 9, 2004, respectively, using the contractual interest rate of 18%, has not been recorded in the company’s consolidated financial statements because TBOB’s original claim for interest may ultimately not be sustainable (moreover, both the Trustee’s Plan, as modified, and the Equity Committee’s Plan propose to pay no more than the federal judgment interest rate, if certain conditions are satisfied). Management does not believe that final resolution of this matter will have a material adverse impact on the company’s financial position or results of operations.

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

     The company and its subsidiaries are also parties to various other actions arising out of the normal course of their businesses, including, among other things, employee claims, employee incentive compensation disputes and reviews of cost reports and billings submitted to Medicare. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the company’s financial position, results of operations or liquidity.

     Regulatory Audits and Reviews. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. Specifically, the Centers for Medicare & Medicaid Services (“CMS”), Medicare and state Medicaid agencies, as well as their fiscal intermediaries, periodically conduct payment reviews or audits of claims for services provided to their beneficiaries. In connection therewith, one such audit by Kansas Medicaid identified that certain of the company’s claims were subject to recoupment; however, as part of the resolution of this matter, Kansas Medicaid permitted the company to correct and resubmit some of the claims identified during the audit. As a result of the Kansas Medicaid audit findings, other state Medicaid audits and related matters, in 2003 and 2004 management conducted an internal review of the company’s Medicaid billing and reimbursement practices. Such internal review yielded additional errors. Accordingly, during the year ended December 31, 2003 the company recognized estimated net unfavorable revenue adjustments of approximately $3.2 million that related to periods prior to 2003. Included in other current and accrued liabilities in the company’s Consolidated Balance Sheets at December 31, 2003 and 2002 were approximately $7.7 million and $3.4 million, respectively, of reserves for regulatory matters. Such estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. To the extent that specific Medicaid refund and rebilling opportunities have been identified, the company has expeditiously processed such transactions. Moreover, management is taking corrective actions to remedy certain internal control deficiencies identified as part of its review of the company’s Medicaid billing and reimbursement practices.

     In April 2003, the company was served with a subpoena from a Statewide Grand Jury pertaining to claims paid to the company for two Rhode Island Medicaid beneficiaries. After reviewing the underlying circumstances, the company and the State of Rhode Island have agreed in principle to a settlement arrangement in order to resolve all outstanding matters related thereto. Management does not believe that such pending settlement arrangement will include the imposition of sanctions or other regulatory compliance requirements. The monetary amount resulting from the pending settlement arrangement has been recognized in the company’s Consolidated Financial Statements for the year ended December 31, 2003.

     The financial impact of regulatory matters beyond what has already been recognized by the company, if any, is currently unknown. In the event that Medicare and Medicaid investigative matters or similar reviews/audits by other agencies result in adverse findings, the company could face civil, criminal and/or regulatory actions, sanctions and/or penalties that, in the aggregate, could be material to its business, financial position, results of operations and liquidity.

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed a lawsuit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively “Caremark”), Caremark assigned and transferred to the company all of Caremark’s claims and causes of action against Caremark’s independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois; however, the case is still in the discovery stage and no trial date has been scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers. The Trustee’s Plan, as modified, provides that any net recovery in this matter, as defined in such plan of reorganization, will be distributed (i) to the holders of allowed general unsecured claims on a pro rata basis in an amount equal to interest accrued at the federal judgment interest rate and (ii) then to certain holders of CHC equity interests on a pro rata basis. The Equity Committee’s Plan retains any net recovery from this matter in the reorganized company.

     Insurance. The services performed and products sold by the company involve an inherent risk of professional and product liability. While the company maintains insurance coverage consistent with industry practices and at amounts deemed appropriate by management, there can be no assurances that the amount of such insurance will satisfy claims made against Coram or that the company will be able to obtain insurance in the future in amounts adequate to meet its needs. Claims in excess of the company’s insurance coverage or the inability to obtain/maintain adequate levels of insurance coverage could have a materially adverse effect on the company’s business, results of operations and liquidity.

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician’s family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician-owned entities in the form of medical director agreements. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC’s common stock. Stark II includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 8 to the company’s Consolidated Financial Statements for further details), at December 31, 2003 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2004.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if CHC’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare and Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 24% of the company’s consolidated net revenue for each of the years ended December 31, 2003, 2002 and 2001 relates to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a material adverse effect on the company’s financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could have a materially adverse effect on the company’s business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The common stock of Coram Healthcare Corporation (“CHC”) is currently traded through the Over the Counter Bulletin Board (“OCBB”) maintained by the National Association of Securities Dealers, Inc. under the symbol “CRHEQ.” The following table sets forth the high and low bid prices of CHC’s common stock, as reported on the OCBB, for the two years ended December 31, 2003:

	High	Low
Year Ended December 31, 2003
First Quarter	$0.65	$0.52
Second Quarter	0.73	0.59
Third Quarter	0.95	0.60
Fourth Quarter	0.88	0.67
Year Ended December 31, 2002
First Quarter	$0.75	$0.46
Second Quarter	0.77	0.35
Third Quarter	0.61	0.41
Fourth Quarter	0.63	0.41

     As of April 9, 2004, there were 4,278 record holders of the CHC’s common stock. On April 8, 2004 (April 9, 2004 being a stock market holiday), the last bid for CHC’s common stock on the OCBB was $0.70 per share and the last reported ask price was $0.73 per share. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     CHC has not paid or declared any cash dividends on its capital stock since its inception and is currently precluded from doing so under its borrowing agreements. Management currently intends to retain all of the company’s future earnings for use in the operations of its businesses. Accordingly, Coram does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of future dividends will depend upon, among other things, actions taken by the Chapter 11 trustee, the terms and conditions set forth in a plan or plans of reorganization related to the Bankruptcy Cases (as defined in Note 1 to the company’s Consolidated Financial Statements), the terms of borrowing agreements, future earnings, operations, capital requirements, the general financial condition of the company, contractual restrictions and general business conditions.

     CHC did not sell any equity securities during the year ended December 31, 2003 that were not registered under the Securities Exchange Act of 1933, as amended.

     At April 9, 2004, outstanding Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) in the aggregate principal amount of $9.0 million were held by Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the “Noteholders”). Exclusive of the effect of any unpaid contractual interest, the outstanding Series B Notes were convertible into 4.5 million shares of CHC common stock, which would reflect approximately 8.3% of the CHC voting interest at December 31, 2003. In addition, on such date the Noteholders and/or their affiliates collectively owned approximately 1,685.3 and 1,414.4 shares of Coram, Inc. Series A Cumulative Preferred Stock and Coram, Inc. Series B Cumulative Preferred Stock, respectively, with aggregate contingent voting rights not to exceed 49% of the total Coram, Inc. voting securities, including Coram, Inc.’s common stock. At December 31, 2003, the Noteholders’ preferred stock holdings had aggregate liquidation preferences of approximately $374.4 million. Subject to the authority of the Chapter 11 trustee and any plan or plans of reorganization, the Noteholders could collectively exert significant influence, but not control, over the company if they elect to convert their debt holdings. See Note 8 to the company’s Consolidated Financial Statements for further details.

     As of April 9, 2004, two competing plans of reorganization have been filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and remain subject to confirmation. On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the CHC and Coram, Inc. (collectively the “Debtors”) and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the “Trustee’s Plan”). A modification to the Trustee’s Plan was filed with the Bankruptcy Court on September 8, 2003. Additionally, on December 19, 2002 the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the “Equity Committee’s Plan”). Hearings to consider confirmation of each plan of reorganization and any objections thereto commenced on September 30, 2003 and are ongoing. The deadline to object to confirmation of each of the proposed plans of reorganization was August 7, 2003 and, in connection therewith, certain objections have been filed against both plans of reorganization. True and correct copies of the Trustee’s Plan and the Equity Committee’s Plan are attached as Exhibits 99.1 and 99.3, respectively, to the company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 11, 2003. The modification to the Trustee’s Plan was attached to the company’s Form 8-K filed with the SEC on September 23, 2003. Stockholders are advised to consult the aforementioned SEC filings in order to determine the potential impact of each of the proposed plans of reorganization on the outstanding CHC common stock. See Note 3 to the company’s Consolidated Financial Statements for further details regarding the two competing proposed plans of reorganization and related matters.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the company’s Consolidated Financial Statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Amounts are in thousands, except per share data.

	Years Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
Net revenue	$476,496	$433,470	$393,629	$464,820	$521,196
Cost of service	344,356	309,338	279,275	341,656	408,878

Gross profit	132,140	124,132	114,354	123,164	112,318
Operating expenses:
Selling, general and administrative expenses	93,355	91,304	83,836	90,329	96,809
Provision for estimated uncollectible accounts	19,813	15,887	17,533	9,773	28,310
Amortization of goodwill (1)	—	—	9,822	10,227	10,784
Restructuring cost (recoveries) expense (2)	(39)	(113)	(679)	(322)	5,831
Charges for impairments of goodwill and other long-lived assets (3)	—	51,783	3,255	8,323	9,100

Total operating expenses	113,129	158,861	113,767	118,330	150,834

Operating income (loss) from continuing operations	19,011	(34,729)	587	4,834	(38,516)
Other income (expenses):
Interest income	329	436	1,216	991	655
Interest expense (4)	(1,692)	(1,566)	(6,652)	(26,788)	(29,763)
Gains on sales of businesses (5)	—	46	—	18,649	—
Other income, net	743	2,510	786	3,008	740

Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	18,391	(33,303)	(4,063)	694	(66,884)
Reorganization expenses, net (6)	15,655	4,275	14,397	8,264	—

Income (loss) from continuing operations before income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	2,736	(37,578)	(18,460)	(7,570)	(66,884)
Income tax expense	245	71	150	250	440
Minority interests in net income of consolidated joint ventures	731	764	631	571	1,470

Income (loss) from continuing operations before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	1,760	(38,413)	(19,241)	(8,391)	(68,794)

Discontinued operations:
Loss from operations	—	—	—	—	(28,411)
Loss from disposal	(88)	(685)	(250)	(662)	(17,618)

Total discontinued operations	(88)	(685)	(250)	(662)	(46,029)

Income (loss) before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	1,672	(39,098)	(19,491)	(9,053)	(114,823)
Extraordinary gains on troubled debt restructurings, net of income tax expense of $400 for the year ended December 31, 2000 (4)	—	123,517	20,706	107,772	—
Cumulative effect of a change in accounting principle (1)	—	(71,902)	—	—	—

Net income (loss)	$1,672	$12,517	$1,215	$98,719	$(114,823)

Income (Loss) Per Common Share
Basic and Diluted (7):
Income (loss) from continuing operations	$0.03	$(0.78)	$(0.39)	$(0.17)	$(1.39)
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.93)
Extraordinary gains on troubled debt restructurings	—	2.49	0.42	2.17	—
Cumulative effect of a change in accounting principle	—	(1.45)	—	—	—

Net income (loss) per common share	$0.03	$0.25	$0.02	$1.99	$(2.32)

BALANCE SHEET DATA
Cash and cash equivalents	$38,449	$30,591	$21,339	$27,259	$6,633
Working capital (deficit) (8)	67,251	65,557	(76,201)	(97,144)	71,045
Total assets	245,843	231,639	336,466	345,376	402,751
Long-term debt and capital lease obligations, including current maturities (9)	3,918	134	210	203	259,052
Stockholders’ equity (deficit)	92,551	90,707	78,189	76,978	(21,699)

(1)	On January 1, 2002, the company recognized a transitional impairment charge of approximately $71.9 million in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). In accordance with the provisions of Statement 142, the transitional goodwill impairment charge was recorded as the cumulative effect of a change in accounting principle. Additionally, effective January 1, 2002 the company discontinued

amortizing goodwill in accordance with Statement 142. See Note 7 to the company’s Consolidated Financial Statements for further details.

(2)	During 2003, the company recognized nominal restructuring cost recoveries related to changes in estimates for facility reduction costs. During 2002, the company recognized restructuring cost recoveries of approximately $0.1 million related to certain new functionality of space that was previously deemed to be idle and/or excess and the early termination of a lease. During 2001, the company recognized approximately $0.7 million of restructuring cost recoveries resulting from the assumption of one of the company’s real estate property leases by a third party and certain changes in estimates attributable to severance liabilities. During 2000, management reevaluated the reserves necessary to complete its restructuring initiatives and, as a result, the company recognized a net restructuring reserve reversal of approximately $0.3 million. During 1999, Coram initiated two company-wide restructuring plans (i.e., the Coram Restructure Plan and the Field Reorganization Plan) and charged approximately $5.8 million to operations as restructuring charges. These plans resulted in the closure of certain facilities and a reduction of personnel. See Note 5 to the company’s Consolidated Financial Statements for further details.

(3)	During 2002, the company recognized an impairment of goodwill and other long-lived assets (exclusively goodwill) in accordance with the provisions of Statement 142 of approximately $51.8 million. Such impairment was principally due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002 and the corresponding adverse impact on the company’s underlying enterprise fair value. During 2001, 2000 and 1999, the company recognized impairment charges related to goodwill and other long-lived assets of approximately $3.3 million, $8.3 million and $9.1 million, respectively, which principally reflected recurring operating losses or substandard financial performance at the branches to which the associated goodwill and other long-lived assets related. See Note 7 to the company’s Consolidated Financial Statements for further details.

(4)	The exchanges of debt and related interest for (i) Coram, Inc. Series A Cumulative Preferred Stock on December 31, 2001 and December 29, 2000 and (ii) Coram, Inc. Series B Cumulative Preferred Stock on December 31, 2002 resulted in extraordinary gains on troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“Statement No. 15”) (see Note 8 to the company’s Consolidated Financial Statements for further details). In accordance with the rules promulgated under Statement No. 15 and other accounting rules under Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, no interest expense has been recognized in the company’s consolidated financial statements relative to the Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) since the December 29, 2000 exchange transaction. The 2000 interest on the Series A Notes and the Series B Notes was charged to expense up to and including the date of the December 29, 2000 exchange.

Interest expense for the years ended December 31, 2003, 2002 and 2001 primarily reflects the recognition of interest expense on the settlement of a dispute with the Internal Revenue Service (the “IRS”). Moreover, during 2001 the company recognized changes in estimates related to the aggregate cumulative interest on the settlement with the IRS, resulting in $4.5 million of incremental interest expense.

The 2000 and 1999 interest expense reflects the forbearance of interest from November 15, 1999 through April 20, 2000 (i.e., the date of resolution of certain litigation with Aetna U.S. Healthcare, Inc.), offset by an increase in the principal amount of the debt and an increase in the interest rate charged on the Series A Notes beginning in April 1999.

(5)	During January 2002, the company finalized the sale of its respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. Effective July 31, 2000, the company completed the sale of its Coram Prescription Services business and recorded a gain on sale of approximately $18.3 million. In addition, pursuant to a contingent consideration arrangement related to one of the company’s operating subsidiaries, approximately $0.4 million was recognized as incremental proceeds during the year ended December 31, 2000.

(6)	During the years ended December 31, 2003, 2002, 2001 and 2000, the company incurred approximately $15.7 million, $4.3 million, $14.4 million and $8.3 million, respectively, in net reorganization expenses related to the Bankruptcy Cases, which commenced in August 2000. These expenses include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, success and key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. See Note 3 to the company’s Consolidated Financial Statements for further details.

(7)	Basic and diluted income (loss) per common share were identical for each year in the five year period ended December 31, 2003. During the year ended December 31, 2003, the incremental common stock equivalents utilized to calculate diluted income per common share were nominal. During the other years presented, the company experienced losses from continuing operations and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income (loss) per common share does not increase for common stock equivalents when losses from continuing operations are in evidence because to do so would be anti-dilutive.

(8)	Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors continue their operations during their bankruptcy proceedings. These claims, which total approximately $16.8 million, $15.6 million, $139.3 million and $159.4 million at December 31, 2003, 2002, 2001 and 2000, respectively, are reflected in the company’s Consolidated Balance Sheets as liabilities subject to compromise and are deemed to be current liabilities. See Note 3 to the company’s Consolidated Financial Statements for further details.

(9)	The Series A Notes (until their liquidation) and the Series B Notes aggregating approximately $9.0 million, $9.0 million, $132.3 million and $153.3 million at December 31, 2003, 2002, 2001 and 2000, respectively, were classified as current liabilities subject to compromise and, as a result, such amounts are excluded from long-term debt in the above table. Additionally, amounts related to a settlement with the IRS are also excluded from long-term debt in the above table. See Notes 8 and 10 to the company’s Consolidated Financial Statements for further details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram that is based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The company’s actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the Bankruptcy Cases (as defined in Note 1 to the company’s Consolidated Financial Statements) and certain other factors, which are described in greater detail later in this Item 7. under the caption “Risk Factors.” When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 3 to the company’s Consolidated Financial Statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of the company’s financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

     Background and Certain Activities Relating to Reorganization Under Chapter 11 of the Bankruptcy Code. During 2003, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and related equipment and durable medical equipment. Other services offered by Coram in 2003 include outsourced hospital compounding services and centralized management, administration and clinical support for clinical research trials. Coram’s primary business strategy is to focus its efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, pain management, intravenous immunoglobulin and coagulant and blood clotting therapies for persons with hemophilia.

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries (as defined in Note 1 to the company’s Consolidated Financial Statements), none of CHC’s other subsidiaries is a debtor in any bankruptcy case. The Debtors’ need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain compliant with certain provisions of Stark II after December 31, 2000 (see discussion of Stark II in Note 14 to the company’s Consolidated Financial Statements) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes (the “Series A Notes”). The Debtors sought advice and counsel from a variety of sources and, in connection therewith, CHC’s Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the presiding bankruptcy court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the presiding bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure, other than the acceptance of the resignation of Daniel D. Crowley, the company’s former Chief Executive Officer and President, effective March 31, 2003.

     On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the Debtors and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the “Trustee’s Plan”). Additionally, on June 24, 2003 the Chapter 11 trustee filed the Second Amended Disclosure Statement with Respect to the Trustee’s Plan (the “Trustee’s Disclosure Statement”) and, on June 26, 2003, the Bankruptcy Court entered an order (i) approving the Trustee’s Disclosure Statement, (ii) approving the form of the ballot to be distributed in connection with the voting on the Trustee’s Plan, (iii) establishing procedures for solicitation of votes on the Trustee’s Plan, (iv) establishing a voting deadline and procedures for tabulation of votes on the Trustee’s Plan and (v) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Trustee’s Plan. The Trustee’s Plan and the Trustee’s Disclosure Statement are attached as Exhibits 99.1 and 99.2, respectively, to the company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 11, 2003. A modification to the Trustee’s Plan was filed with the Bankruptcy Court on September 8, 2003 and is attached as Exhibit 99.1 to the company’s Form 8-K filed with the SEC on September 23, 2003.

     On December 19, 2002, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the “Equity Committee’s Plan”). Additionally, on June

26, 2003 the Equity Committee filed the Third Amended Disclosure Statement with Respect to the Equity Committee’s Plan (the “Equity Committee’s Disclosure Statement”) and the Bankruptcy Court entered an order (i) approving the Equity Committee’s Disclosure Statement, (ii) appointing a balloting agent, (iii) approving the form of the ballot to be distributed in connection with the voting on the Equity Committee’s Plan, (iv) establishing procedures for solicitation of votes on the Equity Committee’s Plan, (v) establishing a voting deadline and procedures for tabulation of votes on the Equity Committee’s Plan and (vi) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Equity Committee’s Plan, and the objections thereto filed by the Chapter 11 trustee. The Equity Committee’s Plan and the Equity Committee’s Disclosure Statement are attached as Exhibits 99.3 and 99.4, respectively, to the company’s Form 8-K filed with the SEC on July 11, 2003.

     On September 29, 2003, the Chapter 11 trustee filed a Plan Supplement (the “Trustee’s Plan Supplement”) to the Trustee’s Plan, as modified, with the Bankruptcy Court. Additionally, the Equity Committee filed the Initial and Second Plan Supplements (collectively the “Equity Committee’s Plan Supplements”) to the Equity Committee’s Plan with the Bankruptcy Court on September 29, 2003 and October 3, 2003, respectively. Moreover, on February 13, 2004 an amendment to the Equity Committee’s Plan Supplements was filed with the Bankruptcy Court. Each of the Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements, as amended, may be subject to future changes and/or amendments. The Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements are attached as Exhibits 99.1 through 99.3 to the company’s Form 8-K filed with the SEC on October 14, 2003. Additionally, the amendment to the Equity Committee’s Plan Supplements is attached as Exhibit 99.1 to the company’s Form 8-K filed with the SEC on February 26, 2004.

     Pursuant to the Bankruptcy Court’s order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan. Additionally, in accordance with the Bankruptcy Court’s order, on or about July 14, 2003 the balloting agent transmitted the Chapter 11 trustee’s and the Equity Committee’s solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. However, as of April 9, 2004, the balloting agent has not certified the final voting results. Additionally, certain matters pertaining to the tabulation of the votes are scheduled to be heard by the Bankruptcy Court on May 17, 2004.

     Each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan remain subject to confirmation by the Bankruptcy Court. Hearings to consider confirmation of each such plan of reorganization and any objections thereto commenced on September 30, 2003 and are ongoing. The deadline to object to confirmation of each of the plans of reorganization was August 7, 2003 and, in connection therewith, certain objections have been filed against both plans of reorganization. Management cannot predict whether or not the Trustee’s Plan, as modified, or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization.

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or while the Debtors are conducting business as debtors-in-possession. These claims are reflected in the consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets are also stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue the pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 14 to the company’s Consolidated Financial Statements for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries’ bankruptcy proceedings.

     The holders of the Coram, Inc. Series A Cumulative Preferred Stock (the “CI Series A Preferred Stock”) and the Coram, Inc. Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”) (the holders of such Coram, Inc. preferred stock are hereinafter referred to as the “CI Preferred Stock Holders”) continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with a certain note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting the exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors’ assets pursuant to Chapter 11 of the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI’s common stock and all claims against and equity interests in CHC.

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. If, upon such investigation and/or resolution, it is determined that the amounts shown by the Debtors need to be modified, the company’s consolidated financial statements are adjusted accordingly. In connection therewith, during the year ended December 31, 2003, the company recorded approximately $1.2 million of additional liabilities subject to compromise. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2003 and 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     See Note 3 to the company’s Consolidated Financial Statements for further discussion of the Bankruptcy Cases.

     Business Strategy. The major strategic initiatives currently being implemented by Coram include: (i) continued focus on growth in net revenue from core therapies and, in some cases, non-core therapies (e.g., Aralast™, Synagis®, Remicade®, enteral nutrition, etc.); (ii) continued investment and development of the clinical research trial support services provided by CTI Network, Inc. (“CTI”); (iii) continued strategic development and investment in the company’s outsourced hospital compounding services business, SoluNet LLC (“SoluNet”); (iv) cost reduction initiatives (including certain reimbursement and information technology activities); (v) continued cash collection improvements; (vi) additions to and upgrades of company-wide information technology systems; (vii) obtainment and field implementation of new ambulatory infusion pumps; (viii) emergence from the Bankruptcy Cases; and (ix) liquidation of the Resource Network Subsidiaries and resolution of certain related litigation matters. Management believes that success in the foregoing will improve Coram’s financial prospects and improve and stabilize relationships with payers, vendors and referral sources. There can be no assurances that any of the strategic initiatives will be consummated or will be available to Coram on commercially acceptable terms.

     Coram’s business strategy is dependent upon its core alternate site infusion therapy business, the clinical research business operated by CTI and outsourced hospital compounding services provided by SoluNet. Accordingly, management’s primary business objective is to focus Coram’s efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, intravenous immunoglobulin, pain management and coagulant and blood clotting therapies for persons with hemophilia. To that end, Coram maintains product managers with dedicated sales, marketing and clinical resources aimed at expanding Coram’s growth in these areas. In an effort to reduce drug and supply costs, Coram aggressively negotiates vendor contracts and strictly enforces internal compliance with predetermined product formularies. Coram also implemented programs focused on the reduction and control of costs of services and operating expenses, assessment of under-performing branches and review of branch efficiencies. Pursuant to this review, several branches have been closed or scaled back to serve as satellites for other branches and personnel have been eliminated; however, during the year ended December 31, 2003, the company opened two new infusion branches in San Antonio, Texas and Amherstburg, Ontario, Canada. Management is also reviewing the manner in which the company provides nursing care and the cost of its clinical delivery model. In response thereto, the company is implementing changes to its practices to reduce the number of nursing visits and effectuate certain cost savings while maintaining Coram’s high level of patient satisfaction and effective clinical results.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. By consolidating to fewer sites, management is working to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company’s Patient Financial Service Centers (reimbursement sites) and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding (“DSO”) and/or unfavorable aging trends in its accounts receivable.

     Critical Accounting Policies. The company’s Consolidated Financial Statements include the accounts of CHC, its subsidiaries, including CI (CHC’s wholly-owned direct subsidiary), and joint ventures that are considered to be under the control of CHC. CI is a party to the Bankruptcy Cases that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less. During the year ended December 31, 2003, the company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities; however, such accounting pronouncement had no impact because the company is not affiliated with any such entities.

     Effective August 8, 2000, the company began presenting its consolidated financial statements in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

     Management considers the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical accounting policies in relation to the company’s consolidated financial statements, as well as those that require important and substantive management judgment. Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving and enhancing its enterprise-wide information systems.

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company’s revenue is billed to third party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded net of contractual allowances and related discounts. Contractual allowances represent adjustments to established rates (e.g., Average Wholesale Prices for pharmaceutical drugs, etc.) to reflect the amounts expected to be realized from third party payers under contractual agreements. For non-contracted payers (excluding Medicare and Medicaid), pricing is either negotiated prior to rendering services or the payer is billed at list price. In the former circumstance, contractual allowances are recorded at the time of revenue recognition based upon the pre-negotiated rates. If the payer is billed at list price, a contractual allowance is recorded based upon management’s estimates until a payment history is established with the payer, at which time the contractual allowances are modified. In the case of Medicare and Medicaid, contractual allowances are recorded at the time of revenue recognition based upon the allowable recoverable amounts pursuant to the underlying federal and state regulations for such governmental programs.

     In certain cases, the company accepts fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer’s health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain specified dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services.

     Revenue for the company’s clinical research and outsourced hospital compounding businesses is recognized in the period that the services are rendered. Such revenue is determined by reference to contracts between the company and the customer. Additionally, management fees, which are collected from entities managed by the company, are either (1) a fixed fee, (2) based on a percentage of the entities’ operating results or (3) based on the number of active patient reimbursement files.

     Revenue from the Medicare and Medicaid programs accounted for approximately 24% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. The company records regulatory reserves after management has reviewed the underlying circumstances and applied the principles of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. See Note 14 to the company’s Consolidated Financial Statements and “Risk Factors” for further details.

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

     Goodwill and Other Long-Lived Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which eliminated the amortization of goodwill and intangible assets with indefinite useful lives and required that such assets be reviewed for impairment at least annually. The company adopted Statement 142 on January 1, 2002 and management selected December 1st as the date to conduct the annual impairment test prescribed by such accounting pronouncement. Pursuant to the provisions of Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives.

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

     Statement 142 requires the company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the initial adoption of Statement 142 and subsequent impairment analyses on December 1, 2003 and 2002, management utilized estimates of the company’s enterprise values and compared such enterprise value estimates to the carrying values of the company’s corresponding net assets as of such dates. Based on the results of such tests, if management concluded that a potential impairment of the company’s goodwill existed, the second step of the process described in Statement 142 was performed. Determining the amount of the impairment required management to identify the implied fair value of the company’s goodwill. The company’s enterprise value estimates were determined based upon valuations performed by either an independent outside valuation firm or certain investment bankers retained by the Chapter 11 trustee. Such valuations considered, among other things, a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. Statement 142 requires that the implied fair value of goodwill, determined in a hypothetical purchase price allocation, be compared to the carrying value of such goodwill. Using the enterprise valuation reports, management established a protocol that was designed to compare the fair value of the company’s implied goodwill to the corresponding amount recognized in the company’s balance sheets. As a result of these analyses, the company recognized a transitional goodwill impairment charge of approximately $71.9 million on January 1, 2002, which, in accordance with Statement 142, was reflected in the company’s Consolidated Financial Statements as the cumulative effect of a change in accounting principle and an annual goodwill impairment charge of approximately $51.8 million on December 1, 2002. No corresponding goodwill impairment charge was recognized for the year ended December 31, 2003. See Note 7 to the company’s Consolidated Financial Statements for further details.

     Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement value pursuant to a plan or plans of reorganization in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company’s goodwill is premised on several highly judgmental assumptions, including, among other things, the company’s enterprise value and the final disposition of the company’s pre-petition liabilities. Accordingly, the company’s goodwill impairment analyses are subject to the volatility inherent in the underlying enterprise value determinations.

     Capitalized Software Development Costs. Capitalized costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use (“SOP 98-1”). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the years ended December 31, 2003, 2002 and 2001, software development costs aggregating approximately $1.8 million, $1.2 million and $1.5 million, respectively, were capitalized in accordance with SOP 98-1.

     Factors Affecting Recent Operating Results. The following list summarizes the major events or factors impacting Coram’s operating results and financial condition in 2003 and which may impact Coram in the future:

(i)	resolution of matters relating to competing plans of reorganization currently before the Bankruptcy Court;

(ii)	reorganization expenses related to the Bankruptcy Cases, including, but not limited to, professional fees and related reimbursable expenses;

(iii)	adverse trends in reimbursement methodologies as a result of, among other things, changes in average wholesale prices and, in the long-term, the enactment of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;

(iv)	increased third party reviews of billings submitted to Medicare and Medicaid, as well as compliance with certain ongoing audits and reviews by regulators such as Medicare and Medicaid fiscal intermediaries and the Centers for Medicare & Medicaid Services. See Note 14 to the company’s Consolidated Financials Statements and “Risk Factors” for further details;

(v)	focus on attaining and maintaining compliance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) within the prescribed regulatory guidelines, including, but not limited to, employee training and systems upgrades, as well as negotiations of new and existing contracts aimed at providing the company with timely and adequate levels of reimbursement and profitability;

(vi)	management’s focus on maintaining the profitability of the company’s contract with Health Net Inc. See Note 2 to the company’s Consolidated Financial Statements for further details;

(vii)	the recent selection of the company as a national distributor of Aralast™, which is a new drug used in the treatment of a rare genetic lung disorder known as Alpha-1 Antitrypsyn Deficiency, and management’s efforts to market and develop business for such drug;

(viii)	focus on meeting the financial obligations of a settlement agreement with the Internal Revenue Service;

(ix)	costs and field implementation efforts associated with new pole-mounted and ambulatory infusion pumps;

(x)	management’s continued focus on and the costs and efforts associated with the company’s additions and upgrades to its information systems;

(xi)	increased costs associated with providing infusion therapy services, including costs for clinical staffing (e.g., nursing, pharmacists, etc.), product delivery, on-call personnel, recruiting fees and other variable costs associated with such therapies;

(xii)	the recent relocation of the company’s data center and CTI operations from Bannockburn, Illinois to Mount Prospect, Illinois, as well as other additions, modifications, realignments or changes to the company’s real estate portfolio;

(xiii)	increased costs associated with continued efforts to improve efficiency and overall performance of the billing and reimbursement function;

(xiv)	potential costly upgrades to certain of the company’s clean rooms in connection with new pharmaceutical regulations (see “Risk Factors” for further details);

(xv)	implementation of SoluNet’s developmental business plan, including substantial start-up costs and other monetary capital requirements;

(xvi)	maintaining compliance with the provisions of Stark II by, among other things, ensuring that the company’s stockholders’ equity does not fall below the required levels;

(xvii)	continued focus on the company’s respiratory therapy services and durable medical equipment businesses, including non-consolidated joint venture locations;

(xviii)	continued pricing pressure in the company’s industry from managed care organizations and other contracted payers and intense competition among infusion providers;

(xix)	increased competition from hospitals and physicians that have (i) sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company, or (ii) entered into risk-sharing relationships with third party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the company;

(xx)	increased competition from mail order and specialty injectible pharmacy providers;

(xxi)	consolidations and business failures of certain regional and national competitors (see Item 1. “Business: Competition” for further details);

(xxii)	continued focus on the company’s military business; and

(xxiii)	potentially volatile factor and IVIG acquisition costs and product supply chain disruptions.

Results of Operations

     As discussed in Note 4 to the company’s Consolidated Financial Statements, R-Net’s operating results are included in discontinued operations; however, for the three years in the period ended December 31, 2003 the Resource Network Subsidiaries had no operations.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Revenue. Net revenue increased $43.0 million or 9.9% to $476.5 million during the year ended December 31, 2003 from $433.5 million during the year ended December 31, 2002. The 2003 increase is primarily attributable to favorable results from the company’s enhanced sales and marketing work force, an increase in military business (i.e., approximately $4.7 million increase in 2003 over 2002) and the introduction of Aralast™ to the company’s product offerings.

     The net revenue increase during 2003 included a combined $28.3 million or 9.3% increase in net revenue from the company’s Core Infusion Therapies: coagulant and blood clotting (“Factor”), intravenous immunoglobulin (“IVIG”), anti-infective, pain management and total parenteral nutrition therapies. Also included in the 2003 consolidated net revenue increase is a $16.3 million improvement (approximately 14.5%) in the company’s non-core infusion therapies (such therapies include, but are not limited to, enteral nutrition and therapies corresponding to the Food and Drug Administration approved drugs Aralast™, Synagis® and Remicade®). Enteral nutrition provided approximately 5.1% of the of the company’s consolidated net revenue during the year ended December 31, 2002; however, no other individual non-core therapy represented more than 5% of the company’s net revenue during the years ended December 31, 2003 or 2002. The company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% and 96% of net revenue during the years ended December 31, 2003 and 2002, respectively. Additionally, the company experienced 2003 net revenue growth of approximately $0.9 million and $0.3 million from its CTI Network, Inc. (“CTI”) operations and SoluNet LLC business, respectively.

     The aforementioned net revenue increases were partially offset by approximately $3.2 million of net unfavorable adjustments attributable to changes in estimates for pre-2003 revenue which resulted from certain ongoing regulatory audits and reviews. Such estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. See “Risk Factors” and Note 14 to the company’s Consolidated Financial Statements for further details.

     During the years ended December 31, 2003 and 2002, approximately $33.3 million and $32.6 million, respectively, of the company’s consolidated net revenue related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California (the “Health Net Contract”). The Health Net agreement expired by its terms on December 31, 2002; however, effective October 1, 2003, a second amendment to the agreement (the “Amendment”) was executed wherein the contract, with certain modifications, was extended to December 31, 2005. The company continued to render services to the Health Net members from January 1, 2003 through September 30, 2003 pursuant to the terms and conditions of the expired contract. As a result of the final negotiations, Health Net reserved the right to reevaluate the Amendment based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Amendment. The loss of the Health Net agreement or significant modifications to the terms and conditions of the Amendment could have a materially adverse effect on the company’s results of operations, cash flows and financial condition. See Note 2 to the company’s Consolidated Financial Statements for further details.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During 2003 and through April 9, 2004, eleven additional provider contracts were terminated with effective dates ranging from October 1, 2003 to July 1, 2004. During the years ended December 31, 2003 and 2002, the terminated contracts represented approximately $12.2 million and $13.0 million, respectively, of the company’s consolidated net revenue and during the years ended December 31, 2003 and 2002 all provider contracts under this national insurance carrier represented approximately $16.9 million and $18.3 million, respectively, of the company’s consolidated net revenue. The termination of additional provider contracts under this national health insurance carrier could have a materially adverse impact on the company’s results of operations. See Note 2 to the company’s Consolidated Financial Statements for further details.

     Gross Profit. Gross profit increased $8.0 million to $132.1 million or a gross margin of 27.7% during the year ended December 31, 2003 from $124.1 million or a gross margin of 28.6% during the year ended December 31, 2002. During 2003, the company’s gross margin percentage was favorably impacted by lower acquisition costs for Factor and IVIG products (principally due to an overall increase in related product availability in the marketplace during such period). However, no assurances can be given that the company will continue to benefit from favorable acquisition costs for Factor and IVIG products. Price increases or the absence of product availability could have a materially adverse effect on the company’s financial condition, results of operations and liquidity. Additionally, the 2003 gross margin was favorably impacted by a larger proportion of IVIG and anti-infective therapies in the company’s revenue mix (such therapies generally have lower product cost as a percentage of net revenue than the company’s non-core therapies).

     Notwithstanding the aforementioned favorable gross margin trends during 2003, the company’s overall gross margin percentage decreased from the prior year. This decrease is primarily attributable to (i) a $3.4 million charge for the purchase of a malpractice insurance tail policy in 2003, (ii) incremental increases in nursing and pharmacy salaries and related contract labor that were precipitated by an overall labor shortage, (iii) $3.2 million of net unfavorable revenue adjustments that related to periods prior to 2003 (see above Net Revenue discussion) with no corresponding reduction in cost of goods sold and (iv) increases in both health and welfare and workers’ compensation insurance costs for the company’s clinical work force. Management expects continued increases in nursing and pharmacy salaries and related contract labor, as well as health and welfare costs.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $2.1 million or 2.3% to $93.4 million during the year ended December 31, 2003 from $91.3 million during the year ended December 31, 2002. During 2003, the company incurred incremental costs of (i) $3.6 million to enhance and reward its sales and marketing force, (ii) $1.8 million in reimbursement costs, (iii) $1.0 million in health and welfare costs for non-clinical personnel and (iv) $1.0 million in legal fees.

     Partially offsetting the above SG&A expense increases were (i) a $3.6 million decrease in management incentive compensation (including a $1.05 million reversal of the company’s Executive Vice President 2002 incentive compensation during 2003 (see Note 3 to the company’s Consolidated Financial Statements for further details)), (ii) a $1.0 million decrease in depreciation expense primarily related to the implementation of new information systems during the year ended December 31, 2002 wherein certain temporary transitional components of such new information systems became fully depreciated during that period, (iii) a $0.9 million decrease in data circuit telecommunication expenses in connection with a new agreement with AT&T Corporation (see Note 14 to the company’s Consolidated Financial Statements for further details) and (iv) a $0.5 million decrease in amortization expense related to the company’s commercial payer contracts intangible asset, which became fully amortized during the year ended December 31, 2002.

     In addition to the aforementioned SG&A expense changes, the company experienced an overall increase in such expenses attributable to revenue growth, inflation and development of the company’s SoluNet business.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $19.8 million or 4.2% of net revenue during the year ended December 31, 2003, compared to $15.9 million or 3.7% of net revenue during the year ended December 31, 2002. During 2003, the company experienced deteriorations in its Medicaid and commercial aged accounts receivable balances, which resulted in a requirement for an increased provision for estimated uncollectible accounts. Partially offsetting the unfavorable 2003 trends was a reduction in the company’s provision for estimated uncollectible accounts for Medicare accounts receivable due to improved cash collections and approximately $1.1 million relating to recoveries from commercial payer settlements (see Note 2 to the company’s Consolidated Financial Statements for further details). The 2003 provision for estimated uncollectible accounts reflects management’s best estimate of the net realizable value of the company’s accounts receivable at December 31, 2003. However, there can be no assurances that such provision for estimated uncollectible accounts will be adequate or that factors adversely affecting the company’s bad debt expense will not continue or worsen in the future. See “Risk Factors” for further discussion.

     Restructuring Cost Recoveries. During the year ended December 31, 2003, the company recognized nominal restructuring cost recoveries reflecting changes in estimates for facility reduction costs. During the year ended December 31, 2002, the company recognized restructuring cost recoveries of $0.1 million related to certain new functionality of space that was previously deemed to be idle and/or excess and the early termination of a lease. The aforementioned items were previously included as part of the company’s accrued merger and restructuring costs. See Note 5 to the company’s Consolidated Financial Statements for further details.

     Charges for Impairments of Goodwill and Other Long-Lived Assets. During the year ended December 31, 2002, the company recognized an impairment of goodwill and other long-lived assets (exclusively goodwill) of approximately $51.8 million in accordance with the provisions of Statement 142. Such impairment charge was principally due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002 and the corresponding adverse impact on the company’s underlying enterprise value. The Statement 142 annual impairment test for the year ended December 31, 2003 yielded no required adjustment to the carrying value of the company’s goodwill. See Note 7 to the company’s Consolidated Financial Statements for further details.

     Interest Expense. Interest expense was $1.7 million and $1.6 million during the years ended December 31, 2003 and 2002, respectively. Both periods primarily reflect the recognition of interest expense on a settlement with the Internal Revenue Service that is more fully described in Note 10 to the company’s Consolidated Financial Statements. Furthermore, both periods also reflect the non-recognition of interest expense related to certain notes issued in connection with the Securities Exchange Agreement subsequent to the execution of debt-for-equity exchange agreements on December 29, 2000, December 31, 2001 and December 31, 2002, which qualified as troubled debt restructurings. See Notes 8 and 12 to the company’s Consolidated Financial Statements for further details. Additionally, 2003 includes approximately $0.2 million of incremental interest expense to reflect the proposed settlement amount with a general unsecured creditor in the Bankruptcy Cases. See Note 14 to the company’s Consolidated Financial Statements for further details.

     Equity in Net Income of Unconsolidated Joint Ventures. Equity in net income of unconsolidated joint ventures decreased $0.3 million to $1.2 million during the year ended December 31, 2003 from $1.5 million during the year ended December 31, 2002. During 2003, the equity in net income of unconsolidated joint ventures was adversely impacted by the ongoing liquidation of one of the company’s unconsolidated joint ventures in the Chicago, Illinois marketplace. As of June 30, 2003, substantially all operations of such unconsolidated joint venture have ceased.

     Additionally, one of Coram’s unconsolidated California partnerships derived approximately 40.3% and 45.7% of its net revenue during the years ended December 31, 2003 and 2002, respectively, from services provided under the Health Net Contract. See Note 2 to the company’s Consolidated Financial Statements for further details.

     Gain on Sale of Business. During January 2002, the company finalized the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. See Note 3 to the company’s Consolidated Financial Statements for further details.

     Other Income (Expense), Net. During the year ended December 31, 2003, the company recognized approximately $0.4 million in other expense, compared to $1.0 million in other income during the year ended December 31, 2002. Included in the 2003 amount is the recognition of approximately $0.5 million of expense as a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases. During 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The company, with approvals from the Chapter 11 trustee and the Bankruptcy Court, entered into a settlement agreement whereby the aforementioned escrow deposit was realized by the company in October 2002.

     Reorganization Expenses, Net. During the years ended December 31, 2003 and 2002, the company recognized approximately $15.7 million and $4.3 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plan expenses, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The increase during 2003 was partially attributable to $3.3 million and $0.7 million of expenses related to (i) the 2003 Key Employee Retention Plan and (ii) the distribution and notification of competing plans of reorganization, respectively, whereas no comparable amounts were incurred during 2002. Moreover, during the years ended December 31, 2003 and 2002, the company recorded $12.0 million and $4.7 million, respectively, of bankruptcy-related professional fees and reimbursable expenses. Such professional fees were higher during 2003 primarily due to the increased level of legal and financial advisory activities related to the competing plans of reorganization proposed by the Chapter 11 trustee and the Equity Committee and the ongoing Bankruptcy Court confirmation hearings. Management believes that the company will continue to experience significant expenses related to the Bankruptcy Cases during the year ending December 31, 2004. See Note 3 to the company’s Consolidated Financial Statements for further details regarding the competing plans of reorganization.

     Income Tax Expense. See Note 10 to the company’s Consolidated Financial Statements for discussion of variances between income taxes calculated at the federal statutory rate and income tax expense recognized by the company.

     Loss from Disposal of Discontinued Operations. During the years ended December 31, 2003 and 2002, the company recorded $0.1 million and $0.7 million, respectively, of losses from disposal of discontinued operations. Such amounts represent legal costs for certain litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) and the Debtors and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation. See Notes 4 and 14 to the company’s Consolidated Financial Statements for further details.

     Extraordinary Gains on Troubled Debt Restructurings. During the year ended December 31, 2002, with approval from the Bankruptcy Court, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series B Cumulative Preferred Stock and, as a result, recognized an extraordinary gain on troubled debt restructuring of approximately $123.5 million. See Notes 8 and 12 to the company’s Consolidated Financial Statements for further details.

     Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2002, the company recognized a transitional goodwill impairment charge of approximately $71.9 million related to the adoption of Statement 142. In accordance with the provisions of such accounting pronouncement, the charge was recorded in the company’s Consolidated Financial Statements as a cumulative effect of a change in accounting principle. See Note 7 to the company’s Consolidated Financial Statements for further details.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Revenue. Net revenue increased $39.9 million or 10.1% to $433.5 million during the year ended December 31, 2002 from $393.6 million during the year ended December 31, 2001. The 2002 increase is primarily attributable to favorable results from the company’s enhanced sales force and increases in the company’s CTI operations and military business.

     The net revenue increase during 2002 included a combined $37.6 million or 14.0% increase in net revenue from the company’s Core Infusion Therapies. Also included in the 2002 consolidated net revenue increase is a $4.2 million improvement (approximately 3.8%) in the company’s non-core infusion therapies. Enteral nutrition provided approximately 5.1% of the company’s consolidated net revenue during the year ended December 31, 2002; however, no other individual non-core therapy represented more than 5% of the company’s net revenue during the years ended December 31, 2002 or 2001. The company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 96% of net revenue during both such periods. Additionally, the company experienced 2002 net revenue growth of approximately $1.1 million from its CTI operations. Such net revenue increases were partially offset by adverse changes in the average wholesale price (“AWP”) reimbursement rates for certain antibiotic and anti-infective drugs, as further discussed below.

     Effective July 1, 2001, the AWP reimbursement rates for a certain brand of the antibiotic drug Vancomycin and four other anti-infective drugs were permanently reduced. Net revenue related to these drugs decreased $3.9 million or 33.3% to $7.8 million during the year ended December 31, 2002 from $11.7 million during the year ended December 31, 2001. The net revenue reduction included an unfavorable pricing variance of $6.5 million related to the adverse AWP reimbursement rate changes, which was offset by an increase in volume relating to such drugs. See “Risk Factors” for further AWP reimbursement rate discussion.

     During the years ended December 31, 2002 and 2001, approximately $32.6 million and $24.0 million, respectively, of the company’s consolidated net revenue related to the Health Net Contract. See Note 2 to the company’s Consolidated Financial Statements for further details.

     As discussed above under Net Revenue for the years ended December 31, 2003 and 2002, certain provider contracts were recently terminated by a national health insurance carrier. During the years ended December 31, 2002 and 2001, the terminated contracts represented approximately $13.0 million and $10.0 million, respectively, of the company’s consolidated net revenue. Moreover, during the years ended December 31, 2002 and 2001, all provider contracts under this national health insurance carrier represented approximately $18.3 million and $17.1 million, respectively, of the company’s consolidated net revenue. See Note 2 to the company’s Consolidated Financial Statements for further details.

     Gross Profit. Gross profit increased $9.7 million to $124.1 million or a gross margin of 28.6% during the year ended December 31, 2002 from $114.4 million or a gross margin of 29.1% during the year ended December 31, 2001. The company experienced favorable trended results during the year ended December 31, 2002 from a larger proportion of anti-infective therapies in the company’s therapy mix (such therapies generally have a lower product cost as a percentage of net revenue than the other Core Infusion Therapies), favorable pricing changes in the products related to the company’s IVIG therapies and favorable changes in the company’s overall payer mix.

     The favorable gross margin trends were offset by a larger proportion of Factor therapies in the company’s therapy mix, which generally have a higher product cost as a percentage of net revenue than the other Core Infusion Therapies. Also adversely impacting the gross margin percentage were AWP reimbursement rate reductions for Vancomycin and certain other drugs used in the company’s operations. Further adversely impacting the 2002 gross margin trend were incremental increases in nursing and pharmacy salaries and related contract labor that were precipitated by an overall labor shortage.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $7.5 million or 8.9% to $91.3 million during the year ended December 31, 2002 from $83.8 million during the year ended December 31, 2001. During the years ended December 31, 2002 and 2001, compensation and consulting expenses of approximately $2.9 million and $1.9 million, respectively, were incurred to improve and enhance the company’s information systems. Furthermore, in connection with the implementation of the new information systems, the company recognized increased depreciation and amortization costs of approximately $1.5 million during the year ended December 31, 2002. The company also incurred incremental costs of $2.8 million to enhance its sales and marketing force and $0.7 million in reimbursement costs during the year ended December 31, 2002. The increase in SG&A expenses also includes a $1.0 million increase in legal fees relating to certain ongoing litigation and an increase of $0.5 million related to insurance premium increases for directors’ and officers’ insurance. Additionally, to enhance its information technology infrastructure and to further support its sales and marketing strategies, the company’s corporate expenses increased approximately $1.1 million during the year ended December 31, 2002. See Note 14 to the company’s Consolidated Financial Statements for further details of the company’s litigation matters.

     Offsetting the above expense increases were a $0.4 million decrease in expenses related to management incentive compensation and a $1.5 million decrease in amortization expense related to the company’s commercial payer contracts intangible asset, which became fully amortized during the year ended December 31, 2002. SG&A expenses for the year ended December 31, 2001 were adversely impacted by certain costs necessary to move the company’s corporate headquarters.

     In addition to the aforementioned changes, the company experienced an overall increase in SG&A expenses attributable to revenue growth and inflation.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was $15.9 million or 3.7% of net revenue during the year ended December 31, 2002, compared to $17.5 million or 4.4% of net revenue during the year ended December 31, 2001. The percentage decrease is primarily due to increased collection efforts and the corresponding realization of certain amounts previously deemed to be uncollectible. Certain critical management action plans initiated during 2001 and continued in 2002 were designed to (i) enhance timely reimbursement by emphasizing improved billing and cash collection methods, (ii) continue the assessment of systems support for reimbursement personnel and (iii) concentrate the company’s expertise and managerial resources into the most affected reimbursement locations. In 2001, the company’s provision for estimated uncollectible accounts as a percentage of net revenue was higher due to deterioration in cash collections and accounts receivable related to the consolidation of several of the company’s infusion business Patient Financial Service Centers (reimbursement sites). Such consolidation took place during the first and second quarters of 2001. Moreover, during 2001 the company experienced poor cash collections in its respiratory therapy services and related equipment and durable medical equipment operations and correspondingly higher write-offs, including a contract dispute with an HMO plan resulting in approximately $0.6 million in bad debt expense.

     Amortization of Goodwill. Effective January 1, 2002, the company adopted Statement 142, which discontinued the amortization of goodwill and intangible assets with indefinite useful lives. See Note 7 to the company’s Consolidated Financial Statements for further details.

     Restructuring Cost Recoveries. During the year ended December 31, 2002, the company recognized restructuring cost recoveries of $0.1 million related to certain new functionality of space that was previously deemed to be idle and/or excess and the early termination of a lease. The year ended December 31, 2001 included the recognition of $0.7 million in restructuring cost recoveries related to the assumption of one the company’s real property leases by a third party and certain changes in estimates attributable to severance liabilities. The aforementioned items were previously included as part of the company’s accrued merger and restructuring costs. See Note 5 to the company’s Consolidated Financial Statements for further details.

     Charges for Impairments of Goodwill and Other Long-Lived Assets. During the year ended December 31, 2002, the company recognized an impairment of goodwill and other long-lived assets (exclusively goodwill) of approximately $51.8 million in accordance with the provisions of Statement 142. Such impairment charge was principally due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002 and the corresponding adverse impact on the company’s underlying enterprise value. During the year ended December 31, 2001, the company recognized an impairment of goodwill and other long-lived assets

(primarily goodwill) of $3.3 million. The 2001 impairment charges primarily resulted from recurring operating losses or substandard performance at the branches to which the associated goodwill and other long-lived assets related. See Note 7 to the company’s Consolidated Financial Statements for further details.

     Interest Income. Interest income decreased $0.8 million to $0.4 million during the year ended December 31, 2002 from $1.2 million during the year ended December 31, 2001, principally reflecting lower available returns on overnight cash investments and a greater interest income allocation to reorganization costs.

     Interest Expense. Interest expense decreased $5.1 million to $1.6 million during the year ended December 31, 2002 from $6.7 million during the year ended December 31, 2001. Both periods primarily reflect the recognition of interest expense on the then proposed settlement of a dispute with the Internal Revenue Service, which is more fully described in Note 10 to the company’s Consolidated Financial Statements. Moreover, during the year ended December 31, 2001 changes in estimates related to the aggregate cumulative interest on the then proposed settlement with the Internal Revenue Service were recognized, resulting in $4.5 million of incremental interest expense. In addition, during 2001 the company recognized approximately $0.5 million of interest expense related to its debtor-in-possession financing agreement. Both periods also reflect the non-recognition of interest expense related to the Series A Notes and the Series B Notes subsequent to the execution of debt-for-equity exchange agreements on December 29, 2000 and December 31, 2001, which qualified as troubled debt restructurings. See Notes 8 and 12 to the company’s Consolidated Financial Statements for further details.

     Equity in Net Income of Unconsolidated Joint Ventures. Equity in net income of unconsolidated joint ventures increased $0.8 million to $1.5 million in 2002 from $0.7 million in 2001. The increase was primarily due to improved profitability of certain unconsolidated joint ventures in the Illinois, Missouri and Wisconsin marketplaces.

     Additionally, one of Coram’s unconsolidated California partnerships derived approximately 45.7% and 25.9% of its net revenue during the years ended December 31, 2002 and 2001, respectively, from services provided under the Health Net Contract. See Note 2 to the company’s Consolidated Financial Statements for further details.

     Gain on Sale of Business. During January 2002, the company finalized the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana to a third party, which resulted in a nominal gain. See Note 3 to the company’s Consolidated Financial Statements for further details.

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

     Reorganization Expenses, Net. During the years ended December 31, 2002 and 2001, the company recognized $4.3 million and $14.4 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. These expenses include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, expenses related to key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. The significantly larger expense during 2001 included $1.8 million accrued by the Debtors under key employee retention plans, whereas a nominal expense reversal (attributable to an employee termination prior to the completion of the requisite retention service period) was recognized during 2002. Moreover, the company recorded $4.7 million and $12.8 million of bankruptcy-related professional fees and reimbursable expenses during the years ended December 31, 2002 and 2001, respectively. Additionally, during the year ended December 31, 2001, approximately $0.2 million in mailing/distribution costs were recognized in connection with the distribution of a proposed plan of reorganization whereas no such amount was in evidence during 2002. See Note 3 to the company’s Consolidated Financial Statements for further details.

     Income Tax Expense. See Note 10 to the company’s Consolidated Financial Statements for discussion of variances between income taxes calculated at the federal statutory rate and income tax expense recognized by the company.

     Loss from Disposal of Discontinued Operations. During the years ended December 31, 2002 and 2001, the company recorded $0.7 million and $0.3 million, respectively, of losses from disposal of discontinued operations. Such amounts represent legal costs for certain litigation between the R-Net Creditors’ Committee and the Debtors and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network

Subsidiaries’ bankruptcy proceedings/litigation. See Notes 4 and 14 to the company’s Consolidated Financial Statements for further details.

     Extraordinary Gains on Troubled Debt Restructurings. With approval from the Bankruptcy Court, the Debtors exchanged debt and related interest for equity in the form of Coram, Inc. Series B Cumulative Preferred Stock and, as a result, recognized an extraordinary gain on troubled debt restructuring of approximately $123.5 million during the year ended December 31, 2002. During the year ended December 31, 2001, the Debtors obtained approval from the Bankruptcy Court and exchanged debt and related interest for equity in the form of Coram, Inc. Series A Cumulative Preferred Stock. Such exchange resulted in the recognition of an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. See Notes 8 and 12 to the company’s Consolidated Financial Statements for further details.

     Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2002, the company recognized a transitional goodwill impairment charge of approximately $71.9 million related to the adoption of Statement 142. In accordance with the underlying provisions of such accounting pronouncement, the charge was recorded in the company’s Consolidated Financial Statements as a cumulative effect of a change in accounting principle. See Note 7 to the company’s Consolidated Financial Statements for further details.

Quarterly Results (unaudited)

     The following summarizes selected quarterly financial information with respect to the company’s operations for the last eight fiscal quarters. Amounts are in thousands, except per share data.

	2003 Quarter Ended				2002 Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Net revenue	$119,737	$123,318	$120,345	$113,096	$115,135	$107,922	$108,431	$101,982
Cost of service	87,521	86,313	84,488	86,034	80,160	77,749	77,128	74,301

Gross profit	32,216	37,005	35,857	27,062	34,975	30,173	31,303	27,681
Operating expenses:
Selling, general and administrative expenses	23,167	24,170	23,011	23,007	27,292	21,689	21,303	21,020
Provision for estimated uncollectible accounts	7,425	4,642	4,229	3,517	2,536	5,131	5,102	3,118
Restructuring cost recoveries	–	(39)	–	–	–	(100)	–	(13)
Charge for impairment of goodwill	–	–	–	–	51,783	–	–	–

Total operating expenses	30,592	28,773	27,240	26,524	81,611	26,720	26,405	24,125

Operating income (loss) from continuing operations	1,624	8,232	8,617	538	(46,636)	3,453	4,898	3,556
Other income (expenses):
Interest income	64	71	115	79	130	97	124	85
Interest expense	(350)	(632)	(368)	(342)	(401)	(404)	(396)	(365)
Equity in net income of unconsolidated joint ventures	139	458	365	234	472	394	251	387
Gain on sale of business	–	–	–	–	–	–	–	46
Gains (losses) on dispositions of property and equipment, net	(11)	2	–	(1)	(1)	1	3	–
Other income (expense), net	11	(451)	(3)	–	1	6	984	12

Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests, extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	1,477	7,680	8,726	508	(46,435)	3,547	5,864	3,721
Reorganization expenses, net	4,423	5,355	4,115	1,762	895	847	523	2,010

Income (loss) from continuing operations before income taxes, minority interests, extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	(2,946)	2,325	4,611	(1,254)	(47,330)	2,700	5,341	1,711
Income tax expense	173	1	36	35	–	33	–	38
Minority interests in net income of consolidated joint ventures	271	158	169	133	212	177	152	223

Income (loss) from continuing operations before extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	(3,390)	2,166	4,406	(1,422)	(47,542)	2,490	5,189	1,450
Income (loss) from disposal of discontinued operations	13	(2)	(2)	(97)	(155)	(530)	–	–

Income (loss) before extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	(3,377)	2,164	4,404	(1,519)	(47,697)	1,960	5,189	1,450
Extraordinary gain on troubled debt restructuring	–	–	–	–	123,517	–	–	–
Cumulative effect of a change in accounting principle	–	–	–	–	–	–	–	(71,902)

Net income (loss)	$(3,377)	$2,164	$4,404	$(1,519)	$75,820	$1,960	$5,189	$(70,452)

Income (Loss) Per Common Share (1)
Basic and diluted:
Income (loss) from continuing operations	$(0.07)	$0.04	$0.09	$(0.03)	$(0.96)	$0.05	$0.10	$0.03
Loss from disposal of discontinued operations	–	–	–	–	–	(0.01)	–	–
Extraordinary gain on troubled debt restructuring	–	–	–	–	2.49	–	–	–
Cumulative effect of a change in accounting principle	–	–	–	–	–	–	–	(1.45)

Net income (loss) per common share	$(0.07)	$0.04	$0.09	$(0.03)	$1.53	$0.04	$0.10	$(1.42)

     (1) For each of the periods presented in the above table, the incremental common stock equivalents utilized to calculate diluted income (loss) per common share were nominal or the effect of utilizing common stock equivalents was anti-dilutive. Accordingly, basic and diluted income (loss) per common share were the same for each of the periods presented.

     The quarterly results have historically varied based upon unusual and infrequently occurring charges. See Note 16 to the company’s Consolidated Financial Statements for further details.

Liquidity and Capital Resources

     Bankruptcy Proceedings. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on August 8, 2000. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Resource Network Subsidiaries, none of CHC’s other subsidiaries is a debtor in any bankruptcy case. Although the filing of the Bankruptcy Cases constitutes an event of default under the company’s principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases of non-residential real property. Parties affected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. See Note 3 to the company’s Consolidated Financial Statements for further details.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. If, upon such investigation and/or resolution, it is determined that the amounts shown by the Debtors need to be modified, the company’s consolidated financial statements are adjusted accordingly. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2003 and 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and Other Debt Obligations. During the year ended December 31, 2003 and through April 9, 2004, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company’s ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility would require approvals of the Chapter 11 trustee and the Bankruptcy Court.

     The table below summarizes the company’s debt, income tax settlement, lease and purchase obligations for the years ending December 31 (in thousands). See Notes 8, 9, 10 and 14 to the company’s Consolidated Financial Statements and Item 1. Business: Customers and Suppliers for further details regarding such matters. The company intends to finance such obligations with available cash balances and cash provided by operations.

	Totals	2004	2005	2006	2007	2008	Thereafter
Series B Notes in default (1)	$9,000	$9,000	$–	$–	$–	$–	$–
Income tax settlement (1)	19,970	4,355	1,767	1,905	2,053	2,211	7,679
Capital leases, excluding interest (1)	2,666	1,052	826	436	160	192	–
Other long-term debt (1)	1,382	790	592	–	–	–	–
Operating leases (2)	31,688	9,565	7,762	5,340	4,102	3,001	1,918
Purchase obligations, including $2,768 of open purchase orders (2)	102,623	49,423	41,713	3,606	3,682	3,615	584

Totals	$167,329	$74,185	$52,660	$11,287	$9,997	$9,019	$10,181

(1)	Reflected in the company’s Consolidated Balance Sheets.

(2)	Not reflected in the company’s Consolidated Balance Sheets.

     The company’s Series B Notes were not paid on their June 30, 2003 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. See Note 8 to the company’s Consolidated

Financial Statements for further details. Payment of the Series B Notes and $130,000 of other long-term debt obligations will require approvals of both the Chapter 11 trustee and the Bankruptcy Court because such amounts represent pre-petition liabilities.

     See Note 14 to the company’s Consolidated Financial Statements for details regarding projected purchase commitment shortfalls in connection with certain of the company’s long-term purchase obligations.

     In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of certain preferred stock issued by Coram, Inc.). At April 9, 2004, the company had one letter of credit for approximately $0.3 million that matures on December 31, 2004 and is fully secured by interest-bearing cash deposits held by Wells Fargo. Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to establish new letters of credit in order to ensure the availability of products for its patients’ medical needs.

     Cash and Cash Equivalents. Cash and cash equivalents increased $7.8 million to $38.4 million at December 31, 2003 compared to $30.6 million at December 31, 2002.

     Net cash provided by operating activities was approximately $14.3 million and $14.4 million for the years ended December 31, 2003 and 2002, respectively. The significant components of the operating cash flows are as follows (in thousands):

	Years Ended December 31,
	2003	2002
Continuing operations after non-cash charges and before gain on sale of business	$44,181	$42,605
Changes in operating assets and liabilities, net:
Accounts receivable	(23,935)	(30,818)
Prepaid expenses, inventories and other assets	543	1,768
Current and other liabilities	7,931	6,118
Cash basis restructuring costs	(96)	(280)
Cash used by reorganization items, net	(14,669)	(5,195)
Miscellaneous	336	168

Net cash provided by continuing operations, net of reorganization items	$14,291	$14,366

(i)	Continuing Operations After Non-Cash Charges and Before Gain on Sale of Business. During the years ended December 31, 2003 and 2002, continuing operations provided cash of approximately $44.2 million and $42.6 million, respectively. The increase of approximately $1.6 million is primarily due to greater profitability from continuing operations, which primarily relates to management’s continued focus on the company’s core infusion therapy mix (wherein the company achieves a higher gross margin percentage) and more efficient utilization of the company’s resources toward profit generation. Partially offsetting the aforementioned favorable trend were (i) a 2003 expense of approximately $3.4 million for the purchase of a malpractice insurance tail policy, (ii) increased cash requirements for nursing and pharmacy salaries and related contract labor that were precipitated by an overall labor shortage, (iii) increased health and welfare and risk insurance costs and (iv) expenditures related to the implementation of SoluNet’s developmental business plan, including significant start-up costs.

(ii)	Accounts Receivable. During the years ended December 31, 2003 and 2002, accounts receivable utilized cash of approximately $23.9 million and $30.8 million, respectively. The use of cash during 2003 primarily related to a 9.9% growth in consolidated net revenue during such year. Additionally, during the year ended December 31, 2003 the company continued to experience delayed cash collections from Medicaid and certain large commercial payers, which caused deteriorations in aged accounts receivable for those payers. However, these unfavorable payer results were mitigated by improvements in the company’s Medicare cash collections. Additionally, during the year ended December 31, 2003, the company realized $1.2 million in recoveries from commercial payer settlements (see Note 2 to the company’s Consolidated Financial Statements for further details). The use of cash during 2002 primarily related to a 10.1% growth in net revenue compared to 2001, as well as deteriorations in account receivable from Medicare, Medicaid and certain large commercial payers during that year.

(iii)	Prepaid Expenses, Inventories and Other Assets. During the years ended December 31, 2003 and 2002, prepaid expenses, inventories and other assets provided cash of approximately $0.5 million and $1.8 million, respectively. The 2003 amount principally relates to a decrease in vendor rebates receivable as a result of certain 2003 contract modifications whereby the company collected such rebates on an expedited basis. This favorable result was partially offset by an increase in amounts receivable from non-consolidated joint ventures and partnerships as a result of their collective unfavorable 2003 operating results compared to 2002 and the corresponding deterioration in related joint venture/partnership cash collections by the company. The 2002 amount was primarily attributable to decreases in inventories and amounts receivable from non-consolidated joint ventures and partnerships.

(iv)	Current and Other Liabilities. Included in current and other liabilities are amounts attributable to interest on a settlement with the Internal Revenue Service and management incentive compensation accruals (reversals) aggregating approximately $0.2 million and $4.0 million for 2003 and 2002, respectively. After removing the effects of these items, current and other liabilities for the years ended December 31, 2003 and December 31, 2002 provided cash of approximately $7.7 million and $2.1 million, respectively. The adjusted 2003 amount principally relates to (i) an increase in other current and accrued liabilities, including incremental adjustments recorded in connection with certain ongoing regulatory audits and reviews (see Note 14 to the company’s Consolidated Financial Statements for further details), (ii) an increase in accounts payable attributable to the company’s increased business, (iii) an increase in health and welfare liabilities in connection with rising costs and (iv) increased accrued legal fees in connection with certain ongoing litigation (see Note 14 to the company’s Consolidated Financial Statements for further details of the company’s litigation matters). The adjusted 2002 amount principally related to an increase in accounts payable during that year.

(v)	Cash Basis Restructuring Costs. Net cash used for restructuring costs was approximately $0.1 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively. The decrease in cash expenditures is primarily due to the expiration of certain of the company’s real property leases during 2003.

(vi)	Operating Cash Flows Used By Reorganization Items. Net cash used for reorganization items was approximately $14.7 million and $5.2 million during the years ended December 31, 2003 and 2002, respectively. These expenditures include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, a key employee retention plan, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise during the pendency of the Bankruptcy Cases. The principal reasons for the increased cash expenditures during 2003 were (i) approvals by the Chapter 11 trustee and the Bankruptcy Court to pay certain previously deferred interim professional fee applications, (ii) an increased level of legal and financial advisory activities related to the proposed competing plans of reorganization submitted by the Chapter 11 trustee and the Equity Committee, (iii) the 2003 Key Employee Retention Plan and (iv) mailing/distribution costs for the competing plans of reorganization. See Note 3 to the company’s Consolidated Financial Statements for further details.

     Net cash used in investing activities was approximately $5.8 million and $4.4 million for the years ended December 31, 2003 and 2002, respectively. During both years, cash used in investing activities was primarily due to purchases of property and equipment. The principal components of the company’s cash-basis property and equipment acquisitions during the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
B. Braun Medical, Inc. Vista Basic Pumps	$1,348	$–
Data center build-out in Mount Prospect, Illinois	1,183	–
Branch openings/relocations	575	227
Company-wide information system upgrades	287	1,489
Other purchases in the normal course of business.	2,384	2,802

Totals	$5,777	$4,518

     Partially offsetting the 2002 cash used in investing activities was the receipt of approximately $0.1 million related to the sale of a respiratory and durable medical equipment business located in New Orleans, Louisiana.

     Net cash used in financing activities was approximately $0.5 million during both of the years ended December 31, 2003 and 2002. For 2003, cash used in financing activities included principal debt repayments of $0.4 million, capital lease payments of $0.1 million and cash distributions paid to minority interests of $0.5 million. Such uses of cash were offset by proceeds of $0.5 million related to refunds of deposits to collateralize the company’s letters of credit. For 2002, cash used in financing activities included principal debt repayments of $0.1 million and cash distributions paid to minority interests of $0.8 million. Such uses of cash were offset by proceeds of $0.4 million related to refunds of deposits to collateralize the company’s letters of credit.

     Working capital increased approximately $1.7 million to $67.3 million at December 31, 2003 from $65.6 million at December 31, 2002. The change in working capital is due to (i) a $7.9 million increase in cash and cash equivalents, (ii) a $4.1 million increase in net accounts receivable, (iii) a $0.2 million increase in other current assets, (iv) a $0.4 million decrease in inventories, (v) a $0.6 million increase in current maturities of long-term debt, (vi) a $1.0 million increase in accrued reorganization costs, (vii) a $1.0 million increase in current portion of capital lease obligations, (viii) a $1.2 million increase in accounts payable, (ix) a $1.2 million increase in the current portion of an income tax settlement (see Note 10 to the company’s Consolidated Financial Services for further details of the income tax settlement), (x) a $1.2 million increase in current liabilities subject to compromise and (xi) a $3.9 million increase in other current and accrued liabilities.

     General. The company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 3 to the company’s Consolidated Financial Statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of the company’s financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

     Management believes that the overall costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2004 and thereafter. These costs principally consist of professional fees and expenses. Management believes that such costs, when authorized for payment by the Chapter 11 trustee and the Bankruptcy Court, will be funded through available cash balances and cash provided by operations.

     Management cannot predict whether any future actions and/or objections of the Equity Committee or any other interested parties in the Bankruptcy Cases will be forthcoming. Outcomes unfavorable to the company or additional unforeseen activity could require the company to access significant additional funds. See Notes 3 and 14 to the company’s Consolidated Financial Statements for further details.

     The company sponsored a Management Incentive Plan (“MIP”), which provided for annual bonuses payable to certain key employees. The bonuses were predicated on overall corporate performance (principally sales of the company’s core infusion therapies, cash collections and earnings before interest expense, income taxes, reorganization expenses, restructuring costs, depreciation and amortization and certain other non-recurring items), as well as individual performance targets and objectives. Pursuant to the terms of their employment contracts, Daniel D. Crowley, the company’s former Chairman of the Board of Directors, Chief Executive Officer and President, and Allen J. Marabito, the company’s Executive Vice President, maintain contractual claims to receive unpaid MIP amounts aggregating approximately $13.8 million and $0.4 million, respectively, for certain periods through December 31, 2002. Payments of (i) the aforementioned MIP amounts for Messrs. Crowley and Marabito, (ii) $0.8 million claimed by Mr. Crowley from the first key employee retention plan and (iii) a $1.8 million refinancing success bonus claimed by Mr. Crowley remain subject to approvals by the Bankruptcy Court and the Chapter 11 trustee. However, the Trustee’s Plan, as modified, proposes to reject Mr. Crowley’s employment agreement, which expired by its own terms on March 31, 2003. If these claims are ultimately granted, the company intends to fund such amounts with available cash balances and cash provided by operations.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley’s employment with the Debtors and remove him from all involvement in the Debtors’ affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm owned by Mr. Crowley (see Note 11 to the company’s Consolidated Financial Statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee’s motion to terminate Mr. Crowley’s employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     In recent years, the company experienced significant increases in insurance premiums for its Directors’ and Officers’ (“D&O”), General and Professional Liability (“GLPL”) and certain other risk management insurance policies. During 2003, pursuant to an order previously entered by the Bankruptcy Court, the Debtors entered into an insurance premium financing agreement with Imperial Premium Finance, Inc. to finance the premiums under certain insurance policies. The final payment under this financing arrangement was made in November 2003. The company generally funds its insurance premiums and/or related financing agreements with available cash balances and cash provided by operations. Although no assurances can be given that management will successfully negotiate another financing agreement or that the Chapter 11 trustee will approve such an arrangement for 2004, management projects that the company will enter into another insurance premium financing agreement in April or May of 2004. Additionally, no assurances can be given that the company will be able to obtain and/or maintain adequate D&O, GLPL and certain other insurance policies in future periods. In the event that the company is unable to obtain and/or maintain such insurance at a price that is economically viable, there could be a material adverse effect on the company’s operations and liquidity.

     The liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company. Although no assurances can be given, after considering the R-Net Creditors’ Committee’s confirmed plan of liquidation under Chapter 11 of the Bankruptcy Code, management does not expect that such additional cash expenditures, if any, will be material to the financial condition or cash flows of the company. See Notes 4 and 14 to the company’s Consolidated Financial Statements for further details.

     In November 2001, the R-Net Creditors’ Committee brought an adversary proceeding in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, against the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company’s principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Coram notified its insurance carrier of the complaint and intends to avail itself of any insurance coverage for its directors and officers. See Note 14 to the company’s Consolidated Financial Statements for further details.

     The Trustee’s Plan, as modified, proposes resolutions of substantially all of the Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer. Among other things, the R-Net Settlement Agreement provides for the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate. The R-Net Settlement Agreement remains subject to, and contingent upon, Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan, as modified. The Equity Committee’s Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee’s Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, if any, but not exceeding $6 million. The Chapter 11 trustee and other parties-in-interest have objected to the Equity Committee’s Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries’ claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable. See Note 3 to the company’s Consolidated Financial Statements for further details regarding the status of the Trustee’s Plan, as modified, and the Equity Committee’s Plan within the Bankruptcy Court confirmation proceedings.

     Principally due to the Debtors’ ongoing confirmation hearings, the ultimate outcome of the Resource Network Subsidiaries’ matters, including effectuation of the R-Net Settlement Agreement, cannot be predicted with any degree of certainty, nor can management predict the scope and nature of any coverage that the directors and officers may have with the company’s insurance carrier. Through April 9, 2004, the company incurred approximately $1.0 million in legal fees related to the R-Net Creditors’ Committee litigation, including legal fees associated with indemnifications of the company’s directors and officers. Management cannot reasonably estimate the ultimate cash requirements related to the aforementioned matters. Unfavorable outcomes could have a material adverse effect on the company’s business and liquidity.

     Upon obtaining approvals from the Chapter 11 trustee and the Bankruptcy Court, the company entered into an agreement with a third party vendor for the acquisition of a software product to replace its billing, accounts receivable, clinical and pharmacy systems

(collectively the “Front Office”). Management expects to begin substantive implementation of the Front Office modules during 2004 and project completion is forecasted for late 2005. In addition to the cost of the Front Office software package, substantial internal and external costs will be incurred to implement the Front Office software solutions. Moreover, the company also purchased certain hardware necessary to run the new information systems; however, supplemental hardware and peripheral equipment will be required in order to support the new Front Office software. Based upon current forecasts, management believes that the aggregate cost to implement the Front Office solutions will range between $13 million and $16 million (including, but not limited to, software enhancements, hardware, Coram personnel time and expenses and external vendor consultation costs and expenses). Management plans to coordinate the timing of such efforts in order to fund the company’s current and future information system requirements, including potentially substantial third party consulting services, with available cash balances and cash provided by operations.

     Specifically, the Front Office project involves the replacement of Coram’s intake, admissions, nurse scheduling, clinical pathways, pharmacy, order entry, contract, billing and accounts receivable systems, all of which support the delivery of patient care. In order to satisfy the company’s business requirements, Coram intends to highly customize the purchased software in order to replace the existing systems. To mitigate risk, management intends to diligently define and test the new systems prior to implementation. A component of this testing will be to productionalize the new systems within a single branch location to ensure appropriate functionality prior to company-wide implementation. However, no assurances can be given that the new Front Office systems will ultimately serve all of the company’s business requirements or that implementation of these systems will not cause material business and operational disruptions due to, among other things, significant changes to the company’s existing business rules and internal processes. In the event that there are delays and/or complications upon implementing the Front Office systems, the company’s ability to generate bills and invoices and collect its accounts receivable may be impaired. These circumstances could have a materially adverse effect on the company’s financial position and liquidity during the transition to the new environment.

     On January 1, 2004, United States Pharmacopeia Chapter 797 (“USP Chapter 797”) standards of practice for compounding sterile products transitioned from recommendations to requirements. These standards are applicable to all of the company’s branch pharmacies and, among other things, establish stringent sterile pharmacy compounding environmental requirements. Failure to comply with the new USP Chapter 797 standards could result in disciplinary action against the company, including, but not limited to, an order to cease sterile product compounding at any substandard facility and potentially significant fines and penalties. Additionally, noncompliance could result in the loss of the company’s national and regional accreditation, which would jeopardize certain managed care contracts that mandate such accreditation. During 2003, in anticipation of the formalization of such new standards, management began testing the company’s facilities for compliance therewith. Although completion of the testing process is not anticipated until June 30, 2004, management will continually monitor procedural compliance with the new standards through routine audits and inspections. While management believes that the company is substantially compliant with the new USP Chapter 797 standards, no assurances can be given that the ongoing testing will not result in the identification of instances of noncompliance and/or substandard conditions. In the event that such unfavorable conditions are identified, significant pharmacy upgrades may be required to attain regulatory compliance. The aggregate costs to upgrade the company’s pharmacies, which could be substantial, disciplinary actions taken against the company or the loss of accreditation all would have a materially adverse effect on the company’s business and liquidity.

     SoluNet, the company’s outsourced hospital compounding services business, currently has three operational locations but, effectively, it remains a development stage company. During this nascent phase of its business maturation, SoluNet has and will continue to consume substantial corporate resources in the form of seed capital and senior management time, expertise and intellectual capacity. Although management anticipates that, in the long-term, SoluNet will be profitable and self-sustaining, there can be no assurances thereof. Through December 31, 2004, SoluNet is expected to require substantial capital in order to continue to fund its start-up activities, including operational losses, and certain other activities in furtherance of its overall business strategy. Management plans to fund such SoluNet requirements with the company’s available cash balances and cash provided by other operational activities. See Item 1. Business: General Overview, for further discussion of the SoluNet business, operations and marketing strategies.

     On April 29, 2003, the Bankruptcy Court approved a motion that, among other things, allowed the company to assume an agreement with B. Braun Medical, Inc. (“B. Braun”) to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.5 million at April 9, 2004, would have a material adverse effect on the company’s financial position and liquidity.

     As more fully discussed in Note 14 to the company’s Consolidated Financial Statements, the company is a party to purchase volume commitment arrangements with Baxter Healthcare Corporation and Becton Dickinson and Company. The company’s actual and, in some instances, projected acquisitions for certain drugs from the aforementioned vendors have not, or will not, meet the minimum contractual requirements. In those circumstances, the vendors have the right to, among other things, assess penalties or assert damages against the company. However, management is currently negotiating with such vendors in an effort to restructure the contracts whereby the penalties and damages, if any, will be waived or otherwise withdrawn and future purchasing commitments will be realigned. Although there can be no assurances of success in these matters, management believes that the ultimate outcome of the negotiations and the corresponding realignment of contractual purchasing commitments will not have a materially adverse impact on the company’s financial position or liquidity.

     The laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid (see Note 14 to the company’s Consolidated Financial Statements for further details). The financial impact of regulatory matters beyond what has already been recognized by the company, if any, is currently unknown. In the event that Medicare and Medicaid investigative matters or similar reviews/audits by other agencies result in adverse findings, the company could face civil, criminal and/or administrative regulatory actions, claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to its financial condition and liquidity.

     In addition, state Medicaid programs have been under significant financial pressure in recent years due to state budget shortfalls. According to a Kaiser Commission on Medicaid and the Uninsured (the “KCMU”) report released in January 2004, every state Medicaid program reduced or froze provider rates in fiscal year 2003 and 49 states implemented or plan to implement provider payment reductions in fiscal year 2004. Of these states, the KCMU reports that 43 states took action in fiscal year 2004 to reduce spending growth on prescription drugs, including: implementing or expanding a preferred drug list, thereby subjecting more drugs to prior authorization; initiating supplemental rebates from manufacturers; implementing long-term care pharmaceutical initiatives; adopting other new policies to control per unit drug costs (such as incentives to use generics) or policies to control utilization (such as provider and patient profiling and education); imposing new limits on the number of prescriptions per month; contracting with a pharmacy benefit management vendor; and reducing payments for drugs and biologicals. States may be further challenged in June 2004 when temporary aid to states enacted in the May 2003 Jobs and Growth Reconciliation Tax Act expires. Additionally, current Congressional activity to reduce Medicaid funding could potentially cause state Medicaid agencies to increase the frequency and scope of their auditing activities. There can be no assurances that current and future state Medicaid cost control initiatives will not further reduce Medicaid reimbursement or otherwise increase the costs of doing business under the state Medicaid programs.

     As discussed in Item 1. under “Government Regulation,” the Balanced Budget Act of 1997 (the “BBA”), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the “BBRA”), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while CMS reviews the bonding requirements. As of April 9, 2004, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. In addition, as required by the BBA, CMS will also issue separate surety bond regulations applicable to Medicare Part B suppliers; however, the finalization of such regulations is also on hold indefinitely. Additionally, similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Because virtually all of Coram’s branches participate as suppliers in the Medicare Part B program, if surety bond requirements become effective for the Medicare program or for additional state Medicaid programs and if Coram is not able to obtain all of the necessary surety bonds, it may be required to cease participation in the Medicare and/or Medicaid programs for some or all of its branches. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting bonding requirements may be to obtain bonds through a qualified insurance carrier. However, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

     Pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), with certain exceptions, effective January 1, 2004 most Medicare Part B drugs are reimbursed at 85% of the April 1, 2003 AWP and some products are facing even lower reimbursement levels. However, infusion drugs furnished through an item of durable medical equipment continue to be reimbursed at 95% of the October 1, 2003 AWP in both 2004 and 2005. Thereafter, the reimbursement methodology for such infusion drugs is unclear. Beginning in 2005, the majority of Medicare Part B drugs, excluding infusion drugs furnished through an item of durable medical equipment and certain other drugs, will be reimbursed under either: (i) an “average sales price” (“ASP”) methodology intended to more closely reflect actual drug acquisition costs; or (ii) a “competitive acquisition program” whereby a physician would obtain drugs and biologicals from a specialty pharmacy or distributor organization selected pursuant to competitive procedures, the physician would only bill for his or her professional services and the specialty pharmacy or distributor would bill Medicare directly for the drugs and biologicals at negotiated rates. Because the aforementioned AWP changes specifically exclude infusion drugs furnished through an item of durable medical equipment (i.e., an infusion pump), management believes that through December 31, 2005 the MMA reimbursement impact to the company should be minimal.

     The MMA also includes a major expansion of the Medicare prescription drug benefit under a newly created Medicare Part D program, which will provide coverage for many drugs not currently covered by Medicare Part A or Medicare Part B. However, the specific drugs to be included under Medicare Part D and the related reimbursement rates for such drugs are currently unknown. Until the Medicare Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program, which will provide enrollees access to negotiated discounted prices for prescription drugs.

     The overall long-term impact of the MMA, including the changes to an ASP-based reimbursement methodology and/or a competitive acquisition program, is unclear. Accordingly, there can be no assurances that the enactment of the MMA will not result in a material decrease in the amount of Medicare reimbursement that Coram receives for the products and services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion products and services Coram may provide in the future. Likewise, if state governments or private insurance companies discontinue or modify the use of AWP or otherwise adopt reimbursement reductions for drugs or biologicals or for durable medical equipment, Coram’s business and liquidity could be materially adversely affected.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During 2003 and through April 9, 2004, eleven additional provider contracts were terminated with effective dates ranging from October 1, 2003 to July 1, 2004. The terminated contracts represented approximately 2.6%, 3.0% and 2.6% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and approximately 3.9% and 5.1% of the company’s consolidated accounts receivable at December 31, 2003 and 2002, respectively. In the aggregate, approximately 3.5%, 4.2% and 4.4% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and approximately 5.4% and 6.8% of the company’s consolidated accounts receivable at December 31, 2003 and 2002, respectively, were derived from the individual provider contracts that are within the purview of this national health insurance carrier. Management can provide no assurances that the remaining active provider contracts associated with this national health insurance carrier will continue under terms that are favorable to the company. Additionally, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. The termination of additional provider contracts and/or the inability to collect outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s financial condition, liquidity and cash flows.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lag between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered.

Consequently, as the company grows its revenue, the need for working capital increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from collections of accounts receivable may not be sufficient to cover the expenses associated with the company’s business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of management’s continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) have been consolidated and the related reimbursement positions were eliminated. By consolidating to fewer sites, management is working to implement improved training, more easily standardized “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company’s Patient Financial Service Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding and/or unfavorable aging trends in its accounts receivable.

Risk Factors

     Coram may not be able to continue as a going concern.

     The company’s ability to continue operations is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate sufficient cash from operations and/or financing arrangements to meet the company’s obligations and capital asset requirements. There can be no assurances that any plan or plans of reorganization will be approved by the Bankruptcy Court or that such plan or plans of reorganization will allow the company to operate profitably. Any confirmed plan or plans of reorganization or other activity within the Bankruptcy Cases could materially change the financial condition and/or outlook of the company. Furthermore, the future availability or terms of financing arrangements cannot be reasonably determined in light of the Bankruptcy Cases and there can be no assurances that the company’s available cash balances and cash flows generated from operations will be sufficient to fund the company’s operations and capital asset expenditure requirements, or that other financing arrangements will not be necessary during the pendency of the Bankruptcy Cases.

Coram may not be able to maintain the minimum required equity levels under Stark II in order to continue to accept referrals of certain patients from physicians who may own shares of CHC’s common stock.

     Coram is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC’s common stock. Stark II prohibits a physician from making Medicare or Medicaid referrals for certain “designated health services,” including durable medical equipment, parenteral and enteral nutrition therapy, outpatient prescription drugs, equipment and supplies and home health services, to entities with which the physician or an immediate family member has a financial relationship, unless an exception to the law is available. Stark II includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This exception requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. The company currently meets the public company exception for the year ending December 31, 2004 based on its stockholders’ equity of approximately $92.6 million at December 31, 2003. However, the company’s ability to maintain an appropriate level of stockholders’ equity cannot be reasonably assured. The penalties for failure to comply with Stark II include, among other things, non-payment of claims and civil penalties that could be imposed upon the company and, in some instances, upon the referring physician. Some of these penalties can be imposed regardless of whether the company intended to violate the law. Accordingly, if the company’s common stock remains publicly traded and its stockholders’ equity falls below the required minimum levels, the company would be forced to cease accepting referrals of patients covered by the Medicare or Medicaid programs or run a significant risk of noncompliance with Stark II. Net revenue from the Medicare and Medicaid programs accounted for approximately 24% of the company’s consolidated net revenue for the year ended December 31, 2003. Therefore, ceasing to accept such referrals could have a materially adverse effect on the company’s financial condition and business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

     Coram’s future profitability is not certain.

     Numerous factors have impacted Coram’s performance and financial condition to date, including, among others: (i) ongoing pricing pressure in the infusion therapy business and intense competition among infusion providers; (ii) increased competition from hospitals and physicians that have sought to increase the scope of services they offer through their facilities and offices, including services similar to those offered by the company; (iii) increased competition from mail order and specialty injectible pharmacy providers; and (iv) increased competition from hospitals and physicians that have entered into risk-sharing relationships with third party payers pursuant to which they have been delegated control over the provision of a wide variety of healthcare services, including the services offered by the company. There can be no assurances that the aforementioned factors will not continue to have an adverse effect on the company’s financial condition and results of operations.

Coram’s business, results of operations and liquidity may be adversely affected by cash requirements and senior management distractions related to developing the company’s SoluNet business.

     SoluNet, the company’s outsourced hospital compounding services business, currently has three operational locations but, effectively, it remains a development stage company. During this nascent phase of its business maturation, SoluNet has and will continue to consume substantial corporate resources in the form of seed capital and senior management time, expertise and intellectual capacity. Although management anticipates that, in the long-term, SoluNet will be profitable and self-sustaining, there can be no assurances thereof. Through December 31, 2004, SoluNet is expected to require substantial capital in order to continue to fund its start-up activities, including operational losses, and certain other activities in furtherance of its overall business strategy. Management plans to fund such SoluNet requirements with the company’s available cash balances and cash provided by other operational activities. In the event that the long-term SoluNet business plan is not successfully deployed within the projected timeframe, SoluNet could require significant incremental capital; however, there can be no assurances that SoluNet’s long-term goals and objectives will ever be attained. Moreover, even if ultimately successful, senior management’s active and continual SoluNet involvement could impair its ability to focus on the company’s other business operations. See Item 1. “Business: General Overview” for further discussion of the SoluNet business, operations and marketing strategies.

The outcome of the ongoing bankruptcy proceedings and other legal matters could adversely affect Coram’s business.

     As described in Item 3. Legal Proceedings, Coram is involved in certain legal disputes and the Debtors are currently in the Bankruptcy Cases. Although Coram intends to pursue its claims and defend itself vigorously in these matters, management cannot predict the outcome of current and future matters due to the uncertainties inherent in litigation and the bankruptcy proceedings. The company’s financial condition, results of operations and liquidity may be materially adversely impacted by the outcome of its legal disputes and an approved plan or plans of reorganization.

The outcome of the Resource Network Subsidiaries’ bankruptcy proceedings and certain related litigation matters could adversely affect Coram’s business, results of operations and liquidity.

     The liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company. Although no assurances can be given, after considering the R-Net Creditors’ Committee’s confirmed plan of liquidation under Chapter 11 of the Bankruptcy Code, management does not expect that such additional cash expenditures, if any, will be material to the financial condition or cash flows of the company. See Notes 4 and 14 to the company’s Consolidated Financial Statements for further details.

     In November 2001, the R-Net Creditors’ Committee brought an adversary proceeding in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, against the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company’s principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Coram notified its insurance carrier of the complaint and intends to avail itself of any insurance coverage for its directors and officers, who are vigorously contesting the allegations. See Note 14 to the company’s Consolidated Financial Statements for further details.

     The Trustee’s Plan, as modified, proposes resolutions of substantially all of the Resource Network Subsidiaries’ matters through the R-Net Settlement Agreement, which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer. Among other things, the R-Net Settlement Agreement provides for the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate. The R-Net Settlement Agreement remains subject to, and contingent upon, Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan, as modified. The Equity Committee’s Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee’s Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, if any, but not exceeding $6 million. The Chapter 11 trustee and other parties-in-interest have objected to the Equity Committee’s Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries’ claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable. See Note 3 to the company’s Consolidated Financial Statements for further details regarding the status of the Trustee’s Plan, as modified, and the Equity Committee’s Plan within the Bankruptcy Court confirmation proceedings.

     Principally due to the Debtors’ ongoing confirmation hearings, the ultimate outcome of the Resource Network Subsidiaries’ matters, including effectuation of the R-Net Settlement Agreement, cannot be predicted with any degree of certainty, nor can management predict the scope and nature of any coverage that the directors and officers may have with the company’s insurance carrier. Through April 9, 2004, the company incurred approximately $1.0 million in legal fees related to the R-Net Creditors’ Committee litigation, including legal fees associated with indemnifications of the company’s directors and officers. Management cannot reasonably estimate the ultimate cash requirements related to the aforementioned matters. Unfavorable outcomes could have a material adverse effect on the company’s business, results of operations and liquidity. Moreover, even if ultimately successful in these matters, significant and constant distractions could impair management’s ability to focus on the company’s continuing business operations.

     Coram’s financial position and liquidity may be adversely affected by significant costs incurred as a result of the Bankruptcy Cases.

     Management believes that the overall costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2004 and thereafter. These costs principally consist of professional fees and expenses. Management believes that such costs, when authorized for payment by the Chapter 11 trustee and the Bankruptcy Court, will be funded through available cash balances and cash provided by operations; however, this significant use of cash could have a materially adverse effect on the company’s financial position and liquidity.

The company’s leveraged financial structure, including significant liquidation preferences relating to certain CI preferred stock securities, could have a materially adverse effect on the company.

     The company’s leveraged financial structure, including liquidation preferences relating to the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock, which aggregated approximately $388.6 million at March 31, 2004, could (i) impede Coram’s ability to borrow additional funds to meet its obligations and capital asset requirements, (ii) cause a significant dilution of CI’s common stock if management were to elect to pay preferred stock dividends with CI’s common stock rather than cash, (iii) adversely affect the company’s ability to enter into and maintain relationships with vendors and payers and (iv) have an adverse impact on the company’s ability to attract and retain key personnel.

     Coram may not be able to meet its increased cash requirements.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of management’s continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) have been consolidated and the related reimbursement positions were eliminated. By consolidating to fewer sites, management expects to implement improved training, more easily standardized “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that the consolidation of the company’s Patient Financial Service Centers and other related activities initiated by management will be successful in enhancing timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding and/or unfavorable aging trends in the company’s accounts receivable.

     Coram continues to experience pressure from vendors to shorten payment terms for drugs and supplies. Noncompliance with vendor terms and conditions could result in the company losing access to drugs and supplies that are necessary to maintain or grow its present business. Additionally, Coram relies on the collection of third party payments from insurance companies, managed care plans and governmental entities to pay these vendors. Accordingly, it is imperative that the company maintain tightly controlled cash collection and billing practices. There can be no assurances that third party payers will not extend the time in which they pay Coram for its services. Any adverse changes in cash collections, either due to modifications in third party payment practices or disruptions from the closure and consolidation of Coram’s reimbursement sites, would cause significant liquidity pressures on the company.

     Coram may not be able to meet its capital requirements and debt obligations.

     Coram is currently not party to a debtor-in-possession or similar financing arrangement and therefore is reliant upon available cash resources and cash generated from operations as its sole sources of working capital and funding for other activities, such as (i) the upgrade of its company-wide information technology systems, including a long-term debt obligation for the purchase of software, (ii) infusion pump replacement programs, including capital lease obligations with Baxter Healthcare Corporation and B. Braun Medical, Inc. (iii) a settlement with the Internal Revenue Service and (iv) branch relocations and other cash requirements related to the company’s real estate portfolio. Management believes that cash sufficient to meet the company’s operating and capital requirements and debt obligations will be generated from operations and, if necessary, additional financing facilities. However, no assurances can be given that such new financing facilities can be obtained by Coram on economically viable terms and conditions or that sufficient cash flow from operations will be generated. In the event that the company is not able to obtain a financing arrangement or generate sufficient cash flows from operations to fund its current and future commitments, the company’s liquidity and financial position could be materially adversely impacted.

Coram’s implementation of, and significant modifications to, its company-wide information systems could have a disruptive effect on related transaction processing, financial reporting, revenue generation, billing and cash collections and the quality of patient care.

     Upon obtaining approvals from the Chapter 11 trustee and the Bankruptcy Court, the company entered into an agreement with a third party vendor for the acquisition of a software product to replace its billing, accounts receivable, clinical and pharmacy systems (collectively the “Front Office”). Management expects to begin substantive implementation of the Front Office modules during 2004 and project completion is forecasted for late 2005. In addition to the cost of the Front Office software package, substantial internal and external costs will be incurred to implement the Front Office software solutions. Moreover, the company also purchased certain hardware necessary to run the new information systems; however, supplemental hardware and peripheral equipment will be required in order to support the new Front Office software. Based upon current forecasts, management believes that the aggregate cost to implement the Front Office solutions will range between $13 million and $16 million (including, but not limited to, software enhancements, hardware, Coram personnel time and expenses and external vendor consultation costs and expenses). Management plans to coordinate the timing of such efforts in order to fund the company’s current and future information system requirements, including potentially substantial third party consulting services, with available cash balances and cash provided by operations.

     Specifically, the Front Office project involves the replacement of Coram’s intake, admissions, nurse scheduling, clinical pathways, pharmacy, order entry, contract, billing and accounts receivable systems, all of which support the delivery of patient care. In order to satisfy the company’s business requirements, Coram intends to highly customize the purchased software in order to replace the existing systems. To mitigate risk, management intends to diligently define and test the new systems prior to implementation. A component of this testing will be to productionalize the new systems within a single branch location to ensure appropriate functionality prior to company-wide implementation. However, no assurances can be given that the new Front Office systems will ultimately serve all of the company’s business requirements or that implementation of these systems will not cause material business and operational disruptions due to, among other things, significant changes to the company’s existing business rules and internal processes. In the event that there are delays and/or complications upon implementing the Front Office systems, the company’s ability to maintain and improve the quality of its patient care, generate bills and invoices and collect its accounts receivable may be impaired. These circumstances could have a materially adverse effect on the company’s financial position and liquidity, as well as overall patient care, during the transition to the new environment. Additionally, any disruptions to transaction processing may adversely affect management’s ability to report, analyze and utilize data for the purpose of making proactive business decisions and complying with various financial reporting requirements.

     Coram’s business, results of operations and liquidity may be adversely affected by new pharmaceutical standards.

     On January 1, 2004, United States Pharmacopeia Chapter 797 (“USP Chapter 797”) standards of practice for compounding sterile products transitioned from recommendations to requirements. These standards are applicable to all of the company’s branch pharmacies and, among other things, establish stringent sterile pharmacy compounding environmental requirements. Failure to comply with the new USP Chapter 797 standards could result in disciplinary action against the company, including, but not limited to, an order to cease sterile product compounding at any substandard facility and potentially significant fines and penalties. Additionally, noncompliance could result in the loss of the company’s national and regional accreditation, which would jeopardize certain managed care contracts that mandate such accreditation. During 2003, in anticipation of the formalization of such new standards, management began testing the company’s facilities for compliance therewith. Although completion of the testing process is not anticipated until June 30, 2004, management will continually monitor procedural compliance with the new standards through routine audits and inspections. While management believes that the company is substantially compliant with the new USP Chapter 797 standards, no assurances can be given that the ongoing testing will not result in the identification of instances of noncompliance and/or substandard conditions. In the event that such unfavorable conditions are identified, significant pharmacy upgrades may be required to attain regulatory compliance. The aggregate costs to upgrade the company’s pharmacies, which could be substantial, disciplinary actions taken against the company or the loss of accreditation all would have a materially adverse effect on the company’s business, results of operations and liquidity.

     Coram may be unable to respond to technological changes effectively.

     Coram’s business is dependent on physicians continuing to prescribe the administration of drugs and nutrients through intravenous and other infusion methods. Intravenous administration is often the most appropriate method for treating chronically ill patients and is often the only way to administer proteins and biotechnology drugs. Nonetheless, technological advances in drug-delivery systems, the development of drugs that can be administered orally and the development of new medical treatments that cure certain complex diseases or reduce the need for infusion therapy could adversely impact Coram’s business.

     Average Wholesale Price (“AWP”) changes may trend in a direction that is adverse to net revenue and profitability.

     For most of the drugs that Coram provides to its patients, it is reimbursed by governmental and third party payers according to rate schedules that are based on the AWP of the drugs as published by commercial pricing services. For example, the Medicare program’s allowable payment amount in recent years generally has been set at 95% of the published AWP of a drug. AWP is an industry term that is typically understood to represent a suggested price for wholesale sales to pharmacies. AWP does not necessarily reflect the price paid by either pharmacies or other end user purchasers. In December 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), which makes significant changes in Medicare reimbursement policies, including the discontinuance of AWP-based reimbursement methodologies for certain Medicare Part B drugs. See Item 1. “Business: Government Regulation” for further details.

     Pursuant to the MMA, with certain exceptions, effective January 1, 2004 most Medicare Part B drugs are reimbursed at 85% of the April 1, 2003 AWP and some products are facing even lower reimbursement levels. However, infusion drugs furnished through an item of durable medical equipment continue to be reimbursed at 95% of the October 1, 2003 AWP in both 2004 and 2005. Thereafter, the reimbursement methodology for such infusion drugs is unclear. Beginning in 2005, the majority of Medicare Part B drugs, excluding infusion drugs furnished through an item of durable medical equipment and certain other drugs, will be reimbursed under either: (i) an “average sales price” (“ASP”) methodology intended to more closely reflect actual drug acquisition costs; or (ii) a “competitive acquisition program” whereby a physician would obtain drugs and biologicals from a specialty pharmacy or distributor organization selected pursuant to competitive procedures, the physician would only bill for his or her professional services and the specialty pharmacy or distributor would bill Medicare directly for the drugs and biologicals at negotiated rates. Because the aforementioned AWP changes specifically exclude infusion drugs furnished through an item of durable medical equipment (i.e., an infusion pump), management believes that through December 31, 2005 the MMA reimbursement impact to the company should be minimal.

     The MMA also includes a major expansion of the Medicare prescription drug benefit under a newly created Medicare Part D program, which will provide coverage for many drugs not currently covered by Medicare Part A or Medicare Part B. However, the specific drugs to be included under Medicare Part D and the related reimbursement rates for such drugs are currently unknown. Until the Medicare Part D benefit goes into effect on January 1, 2006, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs beginning in June 2004 through a new prescription drug discount card program, which will provide enrollees access to negotiated discounted prices for prescription drugs.

     The overall long-term impact of the MMA, including the changes to an ASP-based reimbursement methodology and/or a competitive acquisition program, is unclear. Accordingly, there can be no assurances that the enactment of the MMA will not result in a material decrease in the amount of Medicare reimbursement that Coram receives for the products and services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion products and services Coram may provide in the future. Likewise, if state governments or private insurance companies discontinue or modify the use of AWP or otherwise adopt reimbursement reductions for drugs or biologicals or for durable medical equipment, Coram’s business, financial condition, liquidity and results of operations could be materially adversely affected.

     The company’s revenue and profitability are subject to prices paid by third party payers.

     The company receives payment from government programs, managed care plans and insurance companies for the services it provides. The rates paid by these third parties cannot be controlled by the company and may not be sufficient to allow Coram to generate profits. Additionally, managed care payers and traditional indemnity insurers are increasingly requesting fee structures and other arrangements requiring healthcare providers to assume all or a portion of the financial risk of providing care. The failure of third party payers to pay prices adequate to cover the company’s operating expenses and the incremental costs related to risk-sharing arrangements could have a materially adverse effect on the company’s business, results of operations and financial condition.

     The success of Coram’s business is dependent on relationships with third parties.

     The profitability of Coram’s business depends, in part, on its ability to establish and maintain close working relationships with managed care organizations, private and governmental third party payers, hospitals, physicians, physician groups, home health agencies, long-term care facilities, other institutional healthcare providers, insurance companies and large self-insured employers. A central feature of the company’s business strategy is to enhance its relationships with such third parties. There can be no assurances that the company will successfully maintain and improve such relationships or that additional relationships will be developed and maintained in existing and/or future markets. The loss of existing relationships or the failure to develop new relationships could have a materially adverse effect on the company’s business, financial condition and results of operations. See “Business Strategy” for further details.

     A material contract is subject to reevaluation.

     Approximately 7.0% of the company’s consolidated net revenue for the year ended December 31, 2003 related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California pursuant to fee-for-service and capitated reimbursement arrangements. Additionally, Coram owns 50% of a partnership located in California that derived approximately 40.3% of its net revenue during the year ended December 31, 2003 from services provided under such agreement. The Health Net agreement expired by its terms on December 31, 2002; however, effective October 1, 2003, a second amendment to the agreement (the “Amendment”) was executed wherein the contract, with certain modifications, was extended to December 31, 2005. The company and its partnership continued to render services to the Health Net members from January 1, 2003 through September 30, 2003 pursuant to the terms and conditions of the expired contract. As a result of the final negotiations, Health Net reserved the right to reevaluate the Amendment based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Amendment. The loss of the Health Net agreement or significant modifications to the terms and conditions of the Amendment could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership.

     Coram’s vendor relationships are highly concentrated.

     The company maintains certain critical vendor relationships with Cardinal Health, Inc. FFF Enterprises, Inc. and Baxter Healthcare Corporation (“Baxter”). The aggregate drug and supply purchases from the three aforementioned vendors accounted for approximately 73% of the total activity for the year ended December 31, 2003. Moreover, as of April 9, 2004 the company maintained contractual Baxter drug and supply purchase commitments aggregating approximately $70.4 million. As more fully discussed in Note 14 to the company’s Consolidated Financial Statements, management is projecting purchase commitment shortfalls under one of the company’s purchasing arrangements with Baxter. Moreover, on December 30, 2003 the company entered into a leasing commitment arrangement with Baxter wherein the company will lease certain ambulatory pumps for approximately $8.3 million. Although management considers the company’s longstanding relationships with these vendors to be good and stable, there can be no assurances that such relationships will continue. Should any of these vendors elect not to provide drugs and supplies to the company, there would likely be a significant disruption to the company’s business and the results of operations could be adversely impacted until such time as a replacement vendor could be identified. Moreover, there can be no assurances that the pricing structure that the company currently enjoys would be matched by a replacement vendor. Additionally, if the company’s patient census declines, the company may be unable to meet certain volume purchasing commitments, thereby causing price increases on some contracts and/or breaches of other contracts that could have a significant adverse financial impact to the company. These circumstances could also erode the positive image that management has developed within the vendor community and adversely impact the company’s ability to leverage its purchasing activities with new vendors.

     Coram may find itself unable to procure the products necessary to serve its patients.

     Availability of factor product from manufacturers can be inconsistent and is dependent on many variables, including manufacturing capacity, manufacturer regulatory compliance, donor pools, production lots, contamination, etc. If a shortage occurs, Coram may be required to purchase through the secondary or distributor markets, wherein pricing may not be favorable and product availability can change significantly from day to day. During such times of shortages, prices increase dramatically with limited availability to pass these additional costs on to patients and payers. Moreover, product shortages may make it difficult for Coram to meet the needs of its patients (e.g., a single patient’s requirements may, at any given time, expend what would otherwise be adequate inventory for multiple patients, etc.) and may have an adverse impact on Coram’s future results of operations. The current domestic supply of factor products is meeting or exceeding demand and Coram is able to acquire adequate amounts of these products in order to meet its current and anticipated short-term patient demand. However, product shortages will continue to occur due to the nature of the manufacturing and regulatory environment for these products and any disruption to the company’s factor product supply chain could have a materially adverse impact on future operating results.

     In addition to factor products, certain other drugs and supplies are periodically not available in sufficient quantities to allow the company to adequately serve all of its patients’ needs.

Coram’s business, results of operations, liquidity and patient care may be materially adversely affected by significant acquisition costs associated with the obtainment of new ambulatory pumps, as well as the corresponding field implementation of such pumps.

     Effective December 30, 2003, the company entered into a capital lease commitment arrangement with Baxter to lease a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps (the estimated commitment thereunder is approximately $8.3 million). Through April 9, 2004, the company received 1,700 of such pumps and management anticipates receiving the remaining pumps on or before September 30, 2004. Management intends to fund the capital lease commitment with available cash balances and cash provided by operations. Moreover, management believes that the company will comply with the terms and conditions of the underlying Baxter lease agreements; however, there can be no assurances thereof or what remedies, if any, would be invoked by Baxter in the event of default. See Notes 9 and 14 to the company’s Consolidated Financial Statements for further details.

     Management is taking actions, including, but not limited to, comprehensive employee training, to ensure a smooth transition from the company’s existing fleet of ambulatory infusion pumps to the new 6060 Multi-Therapy Ambulatory Infusion Pumps. However, no assurances can be given that a successful transition will occur or that patient care will not be disrupted. Any disruptions to patient care and/or any remedies invoked by Baxter in the event of a default under the capital lease agreements would have a materially adverse effect on the company’s business, results of operations and liquidity, as well as overall patient care.

Consolidation in the healthcare industry could give increased leverage to purchasers of the company’s services and reduce the company’s revenue and profits.

     Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such organizations and in terms of their control over an increasing percentage of the healthcare economy. Managed care plans have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. This increased pressure may require the company to reduce its prices or forfeit existing/new business, which could have a materially adverse effect on the company’s business, financial condition and results of operations.

     Coram faces significant competition and may not be able to compete successfully.

     Coram competes in the alternate site infusion therapy market, which is highly competitive. Some of Coram’s current and potential competitors in these lines of business include:

(i)	integrated providers of alternate site healthcare services;

(ii)	hospitals;

(iii)	local providers of multiple products and services offered for the alternate site healthcare market;

(iv)	physicians and physician-owned organizations, such as independent practice associations and multi-specialty group practices; and

(v)	mail order and specialty injectable pharmacy providers.

     Coram has experienced increased competition in its alternate site infusion therapy business from the abovementioned parties as they have sought to increase the scope of their services, including services similar to those offered by the company, and from hospitals and physicians that have entered into risk-sharing relationships with managed care organizations pursuant to which they have taken control of certain medical services, including the services offered by the company. Certain competitors in the company’s marketplaces may have (i) superior financial resources, (ii) more marketing or managerial resources, (iii) greater size, (iv) greater purchasing power or (v) stronger strategic relationships with providers, referral sources (such as physicians and hospital discharge planners) and traditional indemnity and managed care payers.

     There are relatively few barriers to entry into the infusion therapy services market. Local or regional companies are currently competing in many of the markets served by the company and others may do so in the future. Management expects its competitors to continue to improve their service offerings and price competitiveness. Management also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could further result in increased competition. The introduction of new and enhanced services, acquisitions, industry consolidation and the development of strategic relationships by Coram’s competitors could cause a decline in revenue, loss of market acceptance of Coram’s services and/or price competition. There can be no assurances that Coram will be able to compete successfully against current or future competitors or that competitive pressures will not have materially adverse effects on Coram’s business, financial condition and results of operations. See Item 1. “Business: Competition” and Item 7. “Business Strategy” and “Factors Affecting Recent Operating Results” for further details.

Coram may be unable to maintain sufficient Directors’ & Officers’ (“D&O”) insurance, which could adversely affect its ability to retain qualified directors and officers.

     In recent years, Coram experienced significant increases in premiums related to D&O insurance, principally due to the ongoing bankruptcy proceedings and litigation matters involving directors and officers of the company. The company currently has adequate D&O coverage for the 2004 policy year and management believes that the company will be able to obtain adequate D&O insurance coverage in future periods. Management further believes that the related future insurance premiums will be paid with available cash balances and cash provided by operations. However, in the event that the company is unable to maintain adequate D&O insurance coverage in future policy years, Coram may be unable to attract and retain qualified directors and officers, which could have a materially adverse effect on the company’s operations.

     Insurance may not be sufficient to cover losses for professional and product liabilities.

     The services performed and products sold by Coram involve an inherent risk of professional and product liability. While the company maintains insurance consistent with industry practices, there can be no assurances that the amount of such insurance will satisfy claims made against Coram or that the company will be able to obtain insurance in the future at commercially reasonable rates or in amounts adequate to meet its needs. Management cannot predict the effect that claims, regardless of their ultimate outcome, might have on the company’s business or reputation or on its ability to attract and retain patients and employees.

     Coram’s business may suffer if it is unable to attract and retain key personnel, including a Chief Executive Officer and President.

     Coram is substantially dependent upon the services of its key executive officers, including Allen J. Marabito, Executive Vice President, Secretary and Principal Executive Officer Fulfilling the Duties and Responsibilities of President and Chief Executive Officer of the Corporation. Mr. Marabito’s employment with the company has been continued by the Chapter 11 trustee following the expiration of his employment contract by its terms on November 29, 2002. Additionally, Mr. Marabito assumed the duties and responsibilities previously performed by Daniel D. Crowley (the company’s former Chief Executive Officer and President), who resigned effective March 31, 2003. Mr. Marabito is currently an at will employee and the loss of his services could have a materially adverse effect on the company. Moreover, the company’s future growth and success depends, in large part, upon its ability to attract, hire and retain executive personnel. However, there can be no assurances that the company will be successful in such efforts.

     Coram may be unable to recruit appropriate personnel, which would have a materially adverse effect on its business.

     The continued successful operation of Coram’s business, as well as its future growth, depends upon its ability to recruit and retain a staff of professional personnel, including licensed pharmacists and nurses. Certain parts of the United States, including states where the company has operations, are currently experiencing a shortage of these licensed professionals. Coram has been directly affected by this shortage and management believes that the company’s current financial position and the ongoing bankruptcy proceedings have made it more difficult to recruit and retain experienced professional personnel. A continued prolonged shortage of either or both of these types of professionals being available to, or interested in working with, Coram could have a materially adverse effect on the company’s business, results of operations and financial condition.

     Coram’s common stock is subject to a high degree of risk and market volatility.

     As a result of the Bankruptcy Cases, the equity interests of the common stockholders are subject to a high degree of risk. A confirmed plan or plans of reorganization could result in the complete elimination of the CHC equity interests. See Note 3 to the company’s Consolidated Financial Statements for further details regarding the ongoing bankruptcy confirmation hearings.

     There has historically been and may continue to be significant volatility in the market price for CHC’s common stock. Factors include, but are not limited to, the Bankruptcy Cases, actual or anticipated fluctuations in Coram’s operating results, new products or services, new contracts entered into by the company or its competitors, conditions and trends in the healthcare industry, including changes in government reimbursement policies, changes in financial estimates by securities analysts, general market conditions and other factors. These factors could cause the market price of CHC’s common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of healthcare companies. These broad market fluctuations may adversely affect the market price of CHC’s common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company. There can be no assurances that such litigation will not occur in the future with respect to Coram. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a materially adverse effect on Coram’s business, financial condition and results of operations.

     The company may be unable to expand or continue to offer SoluNet services.

     The outsourced hospital compounding business is a relatively new healthcare delivery alternative and many State Boards of Pharmacy do not have specific regulations that govern the provision of pharmacy services provided through SoluNet’s delivery model. However, based on consultations with legal counsel and review of state pharmacy laws, management is not aware of any prohibitions that currently preclude the provision of these services through SoluNet’s existing model. Prior to entering a new market, SoluNet works proactively with the local State Board of Pharmacy to obtain approval from the appropriate agencies prior to the provision of services which, in some cases, may delay entry into such markets. The failure of SoluNet or the company’s SoluNet branch locations to obtain, renew or maintain required pharmacy regulatory approvals or licensure could have a materially adverse effect on SoluNet’s existing hospital contracts, operations and future business prospects. Additionally, there can be no assurances that new state pharmacy laws or further review and interpretations of existing pharmacy laws will not result in determinations that could adversely affect SoluNet’s ability to continue to offer its services to existing hospital customers or expand its operations into new marketplaces.

As a result of claims submission standards required by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the company may not receive timely and adequate levels of reimbursement in order to maintain overall profitability. Additionally, the company may not be successful in fully complying with applicable HIPAA provisions.

     The HIPAA Transaction and Code Set rules (collectively the “HIPAA Rules”) that went into effect on October 16, 2003 establish, among other things, standard electronic claim formats and code usage guidelines for healthcare claims exchanged electronically between covered entities. Specifically, the HIPAA Rules require specified healthcare entities, including the company, to only use standard medical billing code sets and make standard electronic transactions available for all billing transactions. These changes are having a significant impact on the company and its market segment because no standard billing mechanisms were available to the home infusion industry until January 2002. In order to comply with these new provisions, the company renegotiated or amended a significant number of its commercial payer contracts to incorporate HIPAA-compliant standard billing code sets. In some instances, the standard billing code sets available under the HIPAA Rules have required the company to separate certain elements of its services, thereby resulting in reimbursement reductions under certain payer contracts. Additionally, several commercial payers have sought to attain HIPAA compliance by renewing their contracts on terms and conditions that are not favorable to healthcare providers. Other commercial payers have sought to (i) terminate their existing provider contracts and require providers to contract with a third party administrator at less favorable rates or (ii) unilaterally impose new unfavorable billing codes and fee structures on their existing providers. Moreover, upon implementation of the HIPAA Rules, some of the company’s payers have and will continue to experience difficulties and/or distractions, thereby disrupting the company’s cash collection and reimbursement activities. As a result of the aforementioned HIPAA compliance activities and payer contracting initiatives, the company may not be able to successfully maintain timely and adequate levels of reimbursement and profitability.

     The CMS Office of HIPAA Standards, which is responsible for enforcing the HIPAA Rules, has provided guidance to covered entities regarding CMS’ rule enforcement and contingency planning requirements subsequent to October 16, 2003. As of April 9, 2004, the company is substantially compliant with the HIPAA Rules or has taken such actions as deemed necessary to establish a contingency plan in accordance with the aforementioned published guidance. Notwithstanding the company’s actions, management can provide no assurances that the CMS Office of HIPAA Standards will concur with management’s assessment of compliance with the HIPAA Rules and related regulations. CMS indicated that enforcement of the HIPAA Rules will be primarily based on complaints filed with CMS by those entities affected by the HIPAA Rules or others with oversight responsibilities. In connection therewith, CMS will notify covered entities of complaints filed against them, investigate allegations, consider any documented “good faith” efforts made by allegedly non-compliant covered entities and allow time to cure non-compliance, if any, prior to imposing civil or monetary penalties. Through April 9, 2004, the company has not received any communications from the CMS Office of HIPAA Standards regarding complaints; however, there can be no assurances that complaints will not be filed against the company in the future. Because management believes that the company is substantially compliant with the HIPAA Rules and other related HIPAA regulations, management expects that prospective complaints against the company, if any, will be remedied in the normal course of business without any significant financial impact to the company.

State Medicaid budget circumstances could adversely affect the company’s reimbursement for its services.

     State Medicaid programs have been under significant financial pressure in recent years due to state budget shortfalls. According to a Kaiser Commission on Medicaid and the Uninsured (the “KCMU”) report released in January 2004, every state Medicaid program reduced or froze provider rates in fiscal year 2003 and 49 states implemented or plan to implement provider payment reductions in fiscal year 2004. Of these states, the KCMU reports that 43 states took action in fiscal year 2004 to reduce spending growth on prescription drugs, including: implementing or expanding a preferred drug list, thereby subjecting more drugs to prior authorization; initiating supplemental rebates from manufacturers; implementing long-term care pharmaceutical initiatives; adopting other new policies to control per unit drug costs (such as incentives to use generics) or policies to control utilization (such as provider and patient profiling and education); imposing new limits on the number of prescriptions per month; contracting with a pharmacy benefit management vendor; and reducing payments for drugs and biologicals. States may be further challenged in June 2004 when temporary aid to states enacted in the May 2003 Jobs and Growth Reconciliation Tax Act expires. Additionally, current Congressional activity to reduce Medicaid funding could potentially cause state Medicaid agencies to take other cost containment actions, including adopting reimbursement changes and/or increasing the frequency and scope of their auditing activities. There can be no assurances that current and future state Medicaid cost control initiatives will not further reduce Medicaid reimbursement or otherwise increase the costs of doing business under the state Medicaid programs. See Note 14 to the company’s Consolidated Financial Statements for further discussion of Medicaid matters.

The operation of Coram’s business is subject to extensive government regulation.

     General. Coram’s healthcare service business is subject to extensive and frequently changing state and federal regulations. Specifically, Coram is subject to state laws (such as certificates of need and licensure) governing and regulating several aspects of its business, including home infusion therapy services, dispensing, distributing and compounding of prescription products and home health services. Federal laws governing Coram’s activities include regulation of pharmacy operations and regulations under the Medicare and Medicaid programs relating to, among other things, the submission of claims for payment and certification of home health agencies. Coram is also subject to certain state and federal laws prohibiting the payment of remuneration for patient or business referrals and the provision of services where a prohibited financial relationship exists between a referring physician and the entity providing the service.

     Laws and regulations are enacted from time to time to regulate new and existing services and products in the home infusion and home health industries. Changes in laws or new interpretations of existing laws could also have an adverse effect on the company’s business practices and costs of doing business. Furthermore, Coram’s failure to comply with such laws could adversely affect its ability to open new branches or otherwise expand its existing branches to provide, or receive reimbursement for, its equipment, products and services. Noncompliance could also subject Coram and its officers and employees to civil and criminal penalties. There can be no assurances that the company will not encounter such regulatory impediments or that Coram’s business and results of operations would not be adversely affected in the event of noncompliance with such laws and regulations.

     Set forth below is a more detailed discussion of certain factors related to federal and state regulation of Coram and its business.

     Medicare and Medicaid Regulations. As a provider of services under the Medicare and Medicaid programs, Coram is subject to federal and state laws and regulations governing its operations, arrangements with other providers and reimbursement procedures and practices. These laws include the federal anti-kickback statute, which prohibits the payment or receipt of any form of remuneration in return for referring business or patients to providers that are reimbursed under a federal healthcare program. Violations of these laws may result in civil and criminal penalties, including substantial fines, loss of the right to participate in the Medicare and Medicaid programs and imprisonment. In addition, HIPAA expanded the government’s fraud and abuse powers. HIPAA, among other provisions, expands the government’s authority for prosecuting fraud and abuse to all payers (i.e., beyond Medicare and Medicaid); makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organizations contracting with another organization or individual take steps to be informed as to whether the organization or individual is excluded from Medicare or Medicaid participation; and enhances civil penalties by increasing the amount of allowable fines. In addition, certain provisions of Stark II prohibit referrals by physicians for designated healthcare services, including outpatient prescription drugs, parenteral and enteral nutrition, equipment and supplies, durable medical equipment and home health services, if such physician has a disqualifying investment or compensation relationship with the supplier of such services. While Coram believes it has structured its financial relationships with physicians to comply with Stark II, failure to comply with such provisions could have a materially adverse effect on the company. Various federal laws also impose civil and criminal penalties against participants in the Medicare or Medicaid programs who make false claims for payment of services or otherwise engage in false billing practices. See Note 14 to the company’s Consolidated Financial Statements for further discussion of Medicare, Medicaid and other regulatory matters.

     Enforcement of federal fraud and abuse laws and regulatory scrutiny generally has increasingly focused on the home healthcare industry. There can be no assurances that Coram will not become the subject of a regulatory or other investigative proceeding or that management’s interpretations of applicable healthcare laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the company and diversion of management’s time and attention. Any such challenge, whether ultimately sustained or not, could have a materially adverse effect on Coram.

     Many states also have statutes prohibiting the payment or receipt of (or the offer or solicitation of) anything of value in return for, or to induce, a referral for healthcare goods or services. There are several other state statutes that, although they do not explicitly address payments for referrals, could be interpreted as prohibiting the practice. While similar in many respects to the federal laws, these laws vary from state to state, are often vague and have seldom been interpreted consistently by courts and regulatory agencies. In addition, various state laws impose civil and criminal penalties against participants in Medicaid programs who make false claims for payment of services or otherwise engage in false billing practices. Private insurers and various state enforcement agencies have recently increased their scrutiny of healthcare providers’ practices and claims, particularly in the home health and home medical equipment areas. No assurances can be provided that the enhanced state and private insurer activity will not ultimately result in an adverse effect on the company’s business.

     Medicare Certification. Federal regulations governing the Medicare program are also applicable to Coram’s home health services. These regulations include an annual review of healthcare facilities and personnel and provide criteria for coverage and reimbursement. At December 31, 2003, the company had only one location certified by Medicare to provide home health services.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. Furthermore, management cannot readily determine the ultimate outcome of the ongoing or future external audits and reviews; however, unfavorable outcomes in some or all of these matters could have a materially adverse impact on the company’s business, financial position, results of operations and cash flows. Even if ultimately successful, adjudication of these matters could prove to be a significant distraction that impairs management’s ability to focus on the company’s continuing business operations. See Note 14 to the company’s Consolidated Financial Statements for further details.

     Permits and Licensure. Many states require licensure of companies providing home infusion therapy products and services, home healthcare services and other products and services of the type offered by Coram. Through its subsidiaries, Coram currently is licensed under state law to provide nursing services in 40 states and pharmacy services in 27 states and one Canadian province.

     Certificates of Need. Many states require companies providing home healthcare services, home infusion therapy and other services of the type offered by Coram to have a certificate of need issued by a state health planning agency. Certificates of need are often difficult to obtain and in many instances a certificate of need is not obtainable at all (because an area is determined to be adequately serviced by existing providers or for other reasons). If Coram commences operations in a state, or expands its operations in a state where it is currently operating, the company may be required to obtain a certificate of need with respect to those operations. There can be no assurances that Coram would be able to obtain the required certificates of need and the failure to do so could adversely affect Coram’s ability to grow its business.

     Healthcare Reform.

     The healthcare industry continues to undergo significant changes that are driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, limits in Medicare coverage and reimbursement levels, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The impact of third party pricing pressures and low barriers to entry has dramatically reduced profit margins for healthcare providers. Continued growth in managed care and capitated plans has pressured healthcare providers to find ways of becoming more cost competitive. These circumstances have also led to consolidation of healthcare providers in the company’s industry. Coram’s inability to react effectively to these and other changes in the healthcare industry could adversely affect its operating results.

     Political, economic and regulatory influences subject the healthcare industry in the United States to extensive and dynamic change and, accordingly, many competing proposals have been introduced in Congress and various state legislatures to reform the present healthcare system. It is possible that healthcare reform at the federal or state level, whether implemented through legislation or through action by federal or state administrative agencies, would require Coram to make significant changes in the way it conducts its business. Certain aspects of healthcare reform, such as further reductions in Medicare and Medicaid payments, if successfully developed and adopted, could have a materially adverse effect upon the company’s business. Coram anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methodologies. It is not possible at this time to predict what, if any, further reforms will be adopted, or when such reforms will be adopted and implemented. No assurances can be given that any such reforms will not have a materially adverse effect on Coram’s business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the company’s exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including, but not limited to, changes in interest rates and the items set forth under Item 7. “Factors Affecting Recent Operating Results.”

     As of December 31, 2003, the company had outstanding long-term debt of approximately $10.4 million, including $9.0 million that matured on June 30, 2003 and bore interest at 9.0% per annum; however, the $9.0 million was not paid on such date and the creditors’ remedies were stayed pursuant to the Bankruptcy Cases. Approximately $9.1 million of the aforementioned $10.4 million is characterized as liabilities subject to compromise in the company’s Consolidated Financial Statements. Because substantially all of the interest on the company’s debt as of December 31, 2003 was fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 8 to the company’s Consolidated Financial Statements for further details.

     The debt to equity exchange transactions described in Note 8 to the company’s Consolidated Financial Statements qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors will not recognize any interest expense on the remaining Series B Notes until after confirmation of a plan or plans of reorganization by the Bankruptcy Court.

ITEM 8. FINANCIAL STATEMENTS

     The company’s Consolidated Financial Statements, Notes to Consolidated Financial Statements and financial statement schedule at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 and the Report of Independent Auditors are included in this report as indicated on the Index to Financial Statements and Schedule on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The company performed an evaluation under the supervision and with the participation of its management, including the company’s Executive Vice President, who is fulfilling the duties and responsibilities of the Chief Executive Office and President of the company, and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon their evaluation, the company’s Executive Vice President and Chief Financial Officer concluded that the company’s disclosure controls and procedures effectively ensure that the company records, processes, summarizes and reports in its public disclosures, including Securities and Exchange Commission reports, all information: (a) required to be disclosed, (b) within the time periods specified and (c) pursuant to processes that enable the company’s management, including its principal executive and financial officers, as appropriate, to make timely decisions regarding disclosure.

     Management identified a reportable condition relative to certain elements of the company’s Medicaid billing and reimbursement practices. A reportable condition, as defined by the American Institute of Certified Public Accountants, involves matters relating to significant deficiencies in the design or operation of internal controls that could adversely affect a company’s ability to record, process, summarize and report financial data consistent with management’s assertions on the financial statements. The reportable condition was discussed at the company’s audit committee meetings on April 2, 2004 and April 8, 2004 and management is implementing additional internal procedures and controls to address the identified deficiencies and enhance the reliability of the company’s internal control procedures. See Note 14 to the company’s Consolidated Financial Statements for further discussion of the financial impact resulting from the reportable condition that was recognized by the company during the year ended December 31, 2003.

     There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that could have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. However, effective January 2, 2004, a payroll software suite was implemented and all of the company’s payroll processing and reporting functions were transitioned from a third party administrator to the company. While no assurances can be given, management believes that this transition will result in improved internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Chapter 11 Trustee and the Board of Directors

     On March 7, 2002, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved the appointment of Arlin M. Adams, Esquire as the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation (“CHC”) and its first tier wholly owned subsidiary, Coram, Inc. (“CI”) (collectively the “Debtors”). CHC and its subsidiaries are hereinafter referred to as Coram or the company. Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the debtor’s operations, financial condition and any other matters relevant to the formulation of a plan of reorganization. The Bankruptcy Code also requires that a Chapter 11 trustee must either file a plan of reorganization as soon as practicable or an explanation as to why he/she is unable to file a plan of reorganization. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession under Chapter 11 of the Bankruptcy Code.

     Furthermore, the Bankruptcy Code makes a Chapter 11 trustee responsible for the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the presiding bankruptcy court; however, non-ordinary course actions still require prior authorization of the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, the Chapter 11 trustee may retain and oversee such management group.

     After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. Accordingly, Mr. Adams has assumed the Debtors’ Board of Directors’ management rights and responsibilities and the rights and responsibilities of all committees of the Board of Directors, including the audit committee and the compensation committee. Accordingly, neither the Board of Directors nor any of its committees have met since May 16, 2002.

     The table below sets forth certain information concerning the Chapter 11 trustee and each member of CHC’s Board of Directors as of April 9, 2004. Except as provided below, none of the directors entered into any arrangement or understanding pursuant to which such person was to serve as a director.

Name	Age	Position with CHC	Position Held Since
Arlin M. Adams, Esquire	82	Chapter 11 Trustee	2002
Donald J. Amaral	51	Director	1995
William J. Casey	59	Director	1997
L. Peter Smith	54	Director	1994
Sandra R. Smoley	67	Director	2000

     Arlin M. Adams, Esquire, Chapter 11 Trustee. Mr. Adams is of counsel at the law firm of Schnader Harrison Segal & Lewis LLP (“Schnader Harrison”). After beginning his career at Schnader Harrison, Mr. Adams took a temporary leave of absence to serve as Secretary of Public Welfare of the Commonwealth of Pennsylvania from 1963 to 1967. After returning to Schnader Harrison from 1967 to 1969, he left the firm to serve on the United States Court of Appeals for the Third Circuit from 1969 until 1987, when he retired and rejoined Schnader Harrison. He has a diversified litigation and appellate practice and has handled numerous complex litigation matters and is an expert in class action litigation and punitive damage matters. He is former chairman of the Trade Association Committee of the American Bar Association and a past Chancellor of the Philadelphia Bar Association.

     Mr. Adams is also a former President of the American Judicature Society, a former member of the House of Delegates of the American Bar Association and a former Chairman of the Advisory Committee of the University of Pennsylvania School of Law. He has served on the boards of numerous charitable and educational foundations and institutions and has been the recipient of numerous honorary degrees and academic and service honors. Several positions of honor he has held include his service as President of the American Philosophical Society, Trustee of Bryn Mawr College and Trustee of the University of Pennsylvania. Mr. Adams was the

recipient of the Philadelphia Award, the highest community award in the Delaware Valley area. He has repeatedly been named one of the “Best Lawyers” in Philadelphia by Philadelphia Magazine.

     In addition to maintaining an active law practice, Mr. Adams has also been active in pro bono work, including his appointments as an independent counsel for the investigation of the Department of Housing and Urban Development and as Chapter 11 trustee in the bankruptcy of the New Era Foundation.

     As Mr. Adams has assumed the Board of Directors’ management rights and responsibilities and the rights and responsibilities of all committees of the Board of Directors, none of the following members of CHC’s Board of Directors have had any active involvement in the company’s affairs since May 16, 2002.

     Donald J. Amaral, Director. Mr. Amaral served as Chairman of CHC’s Board of Directors from September 1997 until November 30, 1999. Mr. Amaral has served as a director of the company since October 1995, Chief Executive Officer of the company from October 1995 through April 23, 1999 and October 22, 1999 through November 30, 1999, and as President from October 1995 through December 1997. Previously, he was President and Chief Operating Officer of OrNda Healthcorp (“OrNda”) from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. (“Summit”) from October 1989 to April 1994, including President and Chief Executive Officer between October 1991 and April 1994. Summit was merged into OrNda in April 1994.

     William J. Casey, Director. Mr. Casey has served as a director of CHC since September 1997. Since 1983, Mr. Casey has served as a consultant in the healthcare industry, specializing in hospital management evaluation, hospital planning, managed care contracting and turnaround services. From 1986 to 1997, Mr. Casey also served as Contract Administrator for Emergency Department Physicians’ Medical Group, Inc. and its affiliated medical groups, which provide physician services to non-governmental facilities. In addition, from 1988 to 1997 Mr. Casey served as Contract Administrator for NP Medical Group, Inc., which provides physician services to government facilities. Mr. Casey also serves as a director of TriCounties Bank.

     L. Peter Smith, Director. Mr. Smith has served as a director of CHC since July 1994. Mr. Smith is presently Chief Executive Officer of Medmark, Inc., a specialty pharmaceutical distribution company located in Pittsburgh, Pennsylvania. Mr. Smith also serves on the Boards of Directors of Matrix, Inc., AMSYS, Inc. and American Physicians, Inc. a/k/a API, a physician staffing company located in Phoenix, Arizona. Between November 1993 and July 1994, Mr. Smith was a director of Medisys, Inc., one of the companies that joined together in 1994 to form Coram. Mr. Smith served as the Managing Partner of AllCare Health Services, Inc., which was acquired by Medisys, Inc. in December 1992. Mr. Smith was formerly the Chief Executive Officer and Chairman of the Board of Directors of CorSolutions Medical, Inc. (formerly Ralin Medical, Inc.), a company specializing in cardiac disease management. Mr. Smith previously served on the Board of Directors of Gateway, Inc. Additionally, Mr. Smith previously served on the Board of Directors of Sabratek Corporation from October 1992 through August 1999. Sabratek Corporation filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code on December 17, 1999. In January 2000, the assets and certain liabilities of Sabratek Corporation’s Device Business were acquired by Baxter Healthcare Corporation. On April 19, 2001, the Bankruptcy Court confirmed Sabratek Corporation’s Second Amended Joint Plan of Liquidation and, in connection therewith, liquidation proceedings are ongoing.

     Sandra R. Smoley, Director. Ms. Smoley was elected to CHC’s Board of Directors on February 10, 2000. Ms. Smoley is the President and Chief Executive Officer of The Sandy Smoley Group, a healthcare and state and local government consulting firm based in Sacramento, California. From October 1993 to December 1999, she served as Secretary of the California Health and Welfare Agency. From January 1993 to October 1993, Ms. Smoley was Secretary of California’s State and Consumer Services Agency.

     Resource Network Subsidiaries Litigation. In November 2001, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries”), which named, among other defendants, Messrs. Amaral and Smith, as well as the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company’s principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Messrs. Amaral and Smith have indicated through legal counsel that they intend to vigorously defend themselves in this complaint. Coram notified its insurance carrier of the complaint and intends to avail itself of any insurance coverage for its directors. Management cannot reasonably predict the outcome of this case, including the impact thereon as a result of two pending proposed plans of reorganization, nor can it predict the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier. See Item 13. “Certain Relationships and Related Transactions” and Notes 3 and 14 to the company’s Consolidated Financial Statements for further details.

     Committees of the Board of Directors. Prior to the appointment of the Chapter 11 trustee, the active members of the compensation committee of CHC’s Board of Directors were Messrs. Amaral and Smith. Moreover, the active members of the audit committee were Mr. Casey and Ms. Smoley. Daniel D. Crowley was also a member of the audit committee until his resignation, which was effective March 31, 2003. As part of his overall duties and responsibilities, the Chapter 11 trustee has assumed all committee rights and responsibilities, including those of the audit and the compensation committees.

     In his capacity as CHC’s audit committee, Mr. Adams is providing oversight of financial management and the independent auditors. He also oversees matters relating to accounting, financial reporting, internal control, auditing, regulatory compliance activities and other matters as deemed appropriate to ensure that (i) management is maintaining an adequate system of internal controls such that there is reasonable assurance that assets are safeguarded and that financial reports are properly prepared, (ii) there is consistent application of accounting principles generally accepted in the United States and (iii) there is compliance with management’s policies and procedures. In performing these audit committee functions, Mr. Adams meets periodically with management and the company’s independent auditors (including private sessions) to review their work and confirm that they are properly discharging their respective duties. Such meetings were held on April 11, 2003, May 16, 2003, August 13, 2003, November 14, 2003, April 2, 2004 and April 8, 2004. As CHC’s audit committee, Mr. Adams has the sole authority to appoint or replace the company’s independent auditors. He also has the authority and responsibility to pre-approve all auditing services and permitted non-audit services.

     As a result of the Chapter 11 trustee’s assumption of all the duties and responsibilities of CHC’s audit committee, such committee does not have an “audit committee financial expert,” as defined under Item 401 of Regulation S-K enacted by the Securities Exchange Commission (“SEC”), serving on such committee. In order to address a need for independent financial expertise in connection with his audit committee functions, on April 4, 2003 the Chapter 11 trustee engaged Concord Group, Inc. d/b/a Executive Round Table (“Executive Round Table”), a financial, management and organizational development services consulting firm, and its President and sole shareholder, Barry J. Hartzell. Although Mr. Hartzell does not serve as an audit committee member, he provides financial consulting services to the Chapter 11 trustee in support of the Chapter 11 trustee’s audit committee duties and responsibilities and has represented to the Chapter 11 trustee that he and Executive Round Table are independent of the company and that he possesses the attributes of an “audit committee financial expert” as outlined in Item 401 of Regulation S-K. Mr. Hartzell has been the President of Executive Round Table since 1992, providing consulting services to clients of varying sizes. Mr. Hartzell previously served as Chief Operating Officer at Micro Marketing International, Inc. and he also served in various executive positions with Safeguard Business Systems, Inc. Prior to that, Mr. Hartzell was a certified public accountant and senior auditor with Price Waterhouse & Co.

Executive Officers

     The following table sets forth certain information as of April 9, 2004 regarding each of the executive officers of Coram, who serve at the pleasure of the Chapter 11 trustee.

Name	Age	Position(s) with Coram
Allen J. Marabito	57	Executive Vice President, Secretary and Principal Executive Officer Fulfilling the Duties and Responsibilities of President and Chief Executive Officer of the Corporation
Scott R. Danitz	46	Senior Vice President, Chief Financial Officer, Treasurer & Principal Accounting Officer
Deborah M. Meyer	46	Senior Vice President, Field Sales
Ronald L. Mills	62	Senior Vice President, Management Information Systems
Vito Ponzio, Jr.	49	Senior Vice President, Human Resources
Michael A. Saracco	56	President, Specialty Services Division and President and Chief Operating Officer of SoluNet LLC

     Allen J. Marabito joined Coram in 1999 as Executive Vice President and in 2002 assumed the responsibilities of acting General Counsel and acting Corporate Secretary. Effective with the March 31, 2003 departure of the company’s former Chief Executive Officer and President, Daniel D. Crowley, Mr. Marabito also assumed the role of Principal Executive Officer Fulfilling the Duties and Responsibilities of President and Chief Executive Officer of the company. On March 2, 2004, the Chapter 11 trustee formally granted Mr. Marabito the title of Executive Vice President, Secretary and Principal Executive Officer Fulfilling the Duties and Responsibilities of President and Chief Executive Officer of the Corporation. From 1997 to 1999, Mr. Marabito was in private law practice, as well as a consultant to Foundation Health Corporation and Senior Vice President with Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm owned by Mr. Crowley. From 1991 to 1997, he served as Senior Vice President, Secretary and General Counsel of Foundation Health Corporation.

     Scott R. Danitz served as the company’s Vice President and Controller from January 1998 through December 1999, Senior Vice President, Finance and Chief Accounting Officer from January 2000 through December 2000 and Senior Vice President, Chief Financial Officer and Treasurer since January 2001. On March 2, 2004, the Chapter 11 trustee granted Mr. Danitz the title of Principal Accounting Officer, a corporate function he has performed without interruption since January 2000. Previously, Mr. Danitz was employed by First Data Corporation from 1989 through 1997 and held various positions, the most recent being Vice President and Controller, Payment Instruments division.

     Deborah M. Meyer has served the company in several positions and is currently serving as Senior Vice President, Field Sales, wherein she leads the company’s national field sales efforts. From 1988 to 1995, Ms. Meyer held various positions, including General Manager, with Medisys, Inc., one of the companies that merged to create Coram in 1994. Prior to working for Medisys, Inc., Ms. Meyer held supervisory and clinical nursing positions in several hospitals and healthcare organizations.

     Ronald L. Mills joined the company in November 2000 as Vice President, Management Information Systems and has held the title of Senior Vice President, Management Information Systems since November 2002. Prior to joining Coram, Mr. Mills successively served as Vice President, Corporate Systems for Foundation Health Corporation and Foundation Health Systems, Inc., Chief Operating Officer of DASD, Inc. and, most recently, DHS Chief Information Officer.

     Vito Ponzio, Jr. has served as the company’s Senior Vice President, Human Resources since September 1998. Previously, Mr. Ponzio served as the company’s Vice President of Human Resources from February 1996 to September 1998 and as a Director of Human Resources from September 1994 to February 1996. Previously, Mr. Ponzio held the position of Director of Human Resources for H.M.S.S., Inc., a company acquired by Coram in September 1994.

     Michael A. Saracco has served the company in several positions and, since July 2002, has been serving as President, Specialty Services Division. In this capacity, Mr. Saracco leads the strategic planning, program development and marketing programs that support national sales efforts promoting the company’s core infusion therapies and clinical research activities. From November 2000 through July 2002, Mr. Saracco served the company in the capacity of Senior Vice President, Specialty Products Division. Mr. Saracco has also served as President and Chief Operating Officer of the company’s wholly-owned subsidiary, SoluNet LLC, since it was organized in November 2002. Prior to joining the company, Mr. Saracco served as Director of Sales and General Manager of Caremark, Inc., the net assets of which were acquired by the company in April 1995.

     As noted above under the caption “Chapter 11 Trustee and the Board of Directors,” in November 2001 the R-Net Creditors’ Committee brought an adversary proceeding in the Bankruptcy Court both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries against, among other defendants, Messrs. Danitz and Ponzio. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings in connection with the operation and corporate structure of the Resource Network Subsidiaries. Messrs. Danitz and Ponzio have indicated through legal counsel that they intend to vigorously defend themselves in this complaint. Coram notified its insurance carrier of the complaint and intends to avail itself of any insurance coverage for its executive officers. Management cannot reasonably predict the outcome of this case, including the impact thereon as a result of two pending proposed plans of reorganization, nor can it predict the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier. See Item 13. “Certain Relationships and Related Transactions” and Notes 3 and 14 to the company’s Consolidated Financial Statements for further details.

Code of Ethics

     The company has adopted a Code of Ethics (the “Code of Ethics”) that is collectively comprised of two documents: (i) the Corporate Compliance Handbook, which applies to all company employees, including the executive officers, and (ii) the Coram Healthcare Corporation Code of Ethics for Principal Executive Officer(s) and Senior Financial Officers, which solely applies to certain executive officers, including the Principal Executive Officer and the Principal Accounting Officer. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires CHC’s directors, executive officers and persons who beneficially own greater than 10% of a registered class of CHC’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon its review of copies of the Section 16 reports that Coram received and written representations from certain reporting persons, management believes that during the year ended December 31, 2003 all of its directors, executive officers and greater than 10% beneficial owners were in compliance with these filing requirements.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Chapter 11 Trustee and Others

     Administrative Fees. All fees and expense reimbursements payable to Mr. Adams in his capacity as the Debtors’ Chapter 11 trustee constitute administrative fees subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors. Such fees are based upon a rate per hour approved by the Bankruptcy Court. Through April 9, 2004, the Debtors have cumulatively paid $193,566 to Mr. Adams for compensation and reimbursable expenses incurred from March 7, 2002 to November 30, 2003 (i.e., the last period for which an application has been submitted to the Bankruptcy Court), including $139,549 that was paid during 2003.

     Payments to Parties Related to Mr. Adams. Mr. Adams is of counsel at the law firm Schnader Harrison. Such law firm was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors. Through April 9, 2004, the Debtors have cumulatively paid $4,930,310 to Schnader Harrison for professional services rendered and reimbursable expenses incurred from March 7, 2002 to November 30, 2003 (i.e., the last period for which an application has been submitted to the Bankruptcy Court), including $4,099,593 that was paid during 2003.

     The amounts paid to Mr. Adams and Schnader Harrison are net of certain holdbacks available to the company pursuant to Chapter 11 or the Bankruptcy Code.

Compensation of Directors

     Fees for Board Service. Compensation for participation on CHC’s Board of Directors was at the discretion of the Board of Directors until March 7, 2002. Effective on such date, the Chapter 11 trustee was appointed by the Bankruptcy Court and compensation for participation on the Board of Directors, if applicable, is at the discretion of the Chapter 11 trustee; however, due to the absence of Board of Directors’ meetings, no amounts were either earned or paid to any member of the Board of Directors during 2003.

     Pursuant to CHC’s formal approved policy, non-employee directors earn $2,000 for each Board of Directors’ meeting attended in person and $750 for each Board of Directors’ meeting attended by telephone conference call. No compensation is earned for participating at meetings of committees of the Board of Directors. Employee directors earn no additional compensation for service as a director. Effective April 1, 2000, the Board of Directors adopted resolutions approving an annual retainer of $12,000 (payable quarterly) for each non-employee director. Directors are entitled to reimbursement for expenses incurred in connection with attending meetings of the Board of Directors or committees thereof.

     Due to the Debtors’ bankruptcy proceedings, certain amounts payable to members of CHC’s Board of Directors have been stayed and, in connection therewith, such members have filed proofs of claims against the Debtors’ bankruptcy estates.

     Outside Directors’ Automatic Option Grant Program. Non-employee members of CHC’s Board of Directors participated in the Automatic Option Grant Program in effect under the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the “1994 Stock Option Plan”) until it terminated by its own terms on December 31, 2003. On the date of the annual meeting of CHC’s stockholders, each individual who would continue to serve as a non-employee member of the Board of Directors would receive a non-statutory stock option to purchase 2,500 shares of CHC common stock at an exercise price equal to the fair market value of CHC’s common stock on the automatic option grant date. Additionally, each non-employee member of CHC’s Board of Directors, upon being newly appointed or elected to the Board of Directors, would automatically be granted, at the time of such initial election or appointment, a non-statutory option to purchase 75,000 shares of CHC’s common stock. Due the absence of Board of Directors’

meetings and newly elected members, no stock options were granted pursuant to these programs during the year ended December 31, 2003. All options outstanding under the expired 1994 Stock Option Plan shall continue to have force and effect in accordance with the provisions of the instruments evidencing such grants.

     As of April 9, 2004, all stock options granted to members of CHC’s Board of Directors under the Automatic Option Grant Program are fully vested.

     Each automatic option granted to a non-employee member of CHC’s Board of Directors includes a limited stock appreciation right that allows the optionee, upon the successful completion of a hostile tender offer for more than 50% of CHC’s outstanding securities, to surrender that option to CHC in return for a cash distribution in an amount per surrendered option share equal to the highest price per share of CHC common stock paid in the tender offer, less the exercise price payable per share.

     Mr. Richard A. Fink was a director of CHC from July 1994 until he resigned from the Board of Directors on February 10, 2000. Following Mr. Fink’s resignation, the Board of Directors granted his request to amend his stock option agreement, dated September 9, 1998, pursuant to which Mr. Fink was granted options to purchase 75,000 shares of CHC’s common stock at $1.6875 per share. As a result of the amendment, all such options became immediately exercisable and can be exercised at any time through the stated maximum option expiration date of September 9, 2008.

     Pursuant to the terms of the Equity Committee’s Plan (as defined in Note 3 to the company’s Consolidated Financial Statements), the abovementioned stock options will be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Under the Trustee’s Plan (as defined in Note 3 to the company’s Consolidated Financial Statements), as modified, the company’s stock options, as well as the underlying common stock of such equity instruments, will not be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Management cannot predict the effect on the company’s outstanding stock options of another plan or plans of reorganization, if any, put forth by an interested party.

     CHC entered into individual indemnification agreements with each of its directors and executive officers that would require CHC, in certain circumstances, to provide indemnifications for claims made against them in connection with their service on behalf of CHC.

Summary of Cash and Certain Other Compensation of Executive Officers

     The following table sets forth the annual compensation earned by the Executive Vice President (who is fulfilling the duties and responsibilities of Chief Executive Officer), a former Chief Executive Officer and the other four most highly compensated executive officers of the company during the year ended December 31, 2003 (collectively the “Named Executive Officers”), for services rendered in all capacities to the company and its subsidiaries for each year in the three year period ended December 31, 2003.

Summary Compensation Table

		Annual Compensation
				Other Annual	All Other
Name and Principal Position (1)	Year	Salary	Bonus	Compensation (2)	Compensation
Allen J. Marabito (3)
Executive Vice President, Secretary and Principal Executive Officer Fulfilling the Duties and Responsibilities of President and Chief Executive Officer of the Corporation	2003 2002 2001	$368,269 351,713 348,462	$ — 200,000 930,000	$104,089 108,776 92,244	$403,077 19,141 173,654

Daniel D. Crowley (4)	2003	$253,808	$ —	$84,071	$—
Former Director and Chairman of the Board, Chief Executive Officer and President	2002 2001	650,000 650,000	— —	243,798 170,643	27,500 50,000

Scott R. Danitz (5)	2003	$260,962	$ —	$22,100	$150,000
Senior Vice President, Chief Financial Officer, Treasurer & Principal Accounting Officer	2002 2001	250,000 248,077	90,025 245,000	22,100 22,100	25,960 65,385

Deborah M. Meyer (6)	2003	$250,000	$ —	$10,357	$205,525
Senior Vice President, Field Sales	2002 2001	248,462 239,615	89,424 172,975	4,800 4,800	5,910 52,288

Ronald L. Mills (7)	2003	$220,000	$ —	$52,690	$150,000
Senior Vice President, Management Information Systems	2002 2001	179,231 150,000	26,880 25,000	69,727 37,619	1,731 30,000

Michael A. Saracco (8)	2003	$290,000	$ —	$4,800	$220,355
President, Specialty Services Division and President and Chief Operating Officer of SoluNet LLC	2002 2001	266,923 239,423	91,224 91,250	4,800 4,800	20,740 50,903

     In September 2000 and October 2000, the Bankruptcy Court approved payments of up to approximately $2.6 million for retention bonuses payable to certain key employees under the Debtors’ Key Employee Retention Plan (“KERP”). The bonuses were scheduled to be paid in two equal installments on the later of the date of emergence from bankruptcy or: (i) December 31, 2000 (the “First KERP Installment”) and (ii) December 31, 2001 (the “Second KERP Installment”). Due to events that delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the First KERP Installment to all participating individuals, except for Messrs. Crowley and Marabito, and such payments were made on March 15, 2001. The First KERP Installment amounts are excluded from the above table as they were included as compensation in the year ended December 31, 2000. In January 2002, the Debtors requested permission from the Bankruptcy Court to pay the remaining portion of the First KERP Installment of $400,000 for Mr. Crowley and $75,000 for Mr. Marabito and the full amount of the Second KERP Installment. On March 15, 2002, after appointment of the Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors’ motion insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to Mr. Crowley because such payments were disputed by the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”). The Second KERP Installment amounts were paid on March 25, 2002 and are included in the above table as “All Other Compensation” for the year ended December 31, 2001.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the “2003 KERP”), which provided for (i) retention bonus payments of approximately $3.0 million to key employees of the company (the “2003 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation was payable in two equal installments, as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and

(ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003. Approximately $1.8 million, which represented the first installment under the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to eligible participants in April 2003 and approximately $1.5 million, representing the second installment of the 2003 KERP Compensation, was paid in December 2003 to eligible participants. The 2003 KERP amounts are included in the above table under “All Other Compensation” for the year ended December 31, 2003.

     The company previously sponsored a Management Incentive Plan (“MIP”), which provided for annual bonuses payable to certain key employees. The bonuses were predicated on overall corporate performance (principally cash collections and earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-recurring items (“EBITDA”)), as well as individual performance targets and objectives.

     On March 20, 2001, the compensation committee of CHC’s Board of Directors approved an overall award of approximately $13.6 million for those individuals participating in the MIP during the year ended December 31, 2000 (the “2000 MIP”). On September 10, 2001, the Bankruptcy Court approved the payment of the 2000 MIP amounts to all participating individuals, except Mr. Crowley. Amounts paid during 2001 to the Named Executive Officers relating to the 2000 MIP are reflected in the table above as bonuses for the year ended December 31, 2001.

     On March 21, 2001, the compensation committee of CHC’s Board of Directors also approved a management incentive program for the year ended December 31, 2001 (the “2001 MIP”). Under the terms of the 2001 MIP, eligible participants were authorized to receive an aggregate payment of up to $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and the approved amounts were paid to the eligible 2001 MIP participants in September 2002. The Chapter 11 trustee agreed separately with Messrs. Crowley and Marabito: (i) not to request any 2001 MIP payment to Mr. Crowley and (ii) to request the payment of $200,000 of the 2001 MIP amount to which Mr. Marabito was otherwise entitled. The Bankruptcy Court’s order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors’ previous motion requesting permission to pay the remaining amounts under the First KERP Installment and (iii) preserved Messrs. Crowley’s and Marabito’s rights to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amount to Mr. Marabito. Amounts paid during September 2002 to the Named Executive Officers relating to the 2001 MIP are reflected in the above table as bonuses for the year ended December 31, 2002.

(1)	See above information under the caption “Executive Officers” for employment history.

(2)	Does not include perquisites aggregating in dollar value less than the lesser of $50,000 or 10% of the individual’s annual salary and bonus reported for such individual for the year presented. The perquisites exceeding 25% of the total perquisites for the Named Executive Officers and Mr. Crowley include (i) $3,500 per month for corporate housing and an auto allowance of $1,000 per month for Mr. Marabito, (ii) $3,600 per month until March 31, 2003 for corporate housing, auto allowance of $1,800 per month until March 31, 2003 and the annual premium for a company sponsored $1.0 million life insurance policy with his designee as the beneficiary for Mr. Crowley, (iii) an auto allowance of $900 per month for Mr. Danitz, (iv) auto allowances of $400 per month for each of Ms. Meyer and Mr. Saracco, (v) a relocation expense reimbursement of $5,557 in 2003 for Ms. Meyer and (vi) corporate housing of approximately $2,400 per month for Mr. Mills. The aforementioned corporate housing and auto allowances for Messrs. Crowley, Marabito and Danitz, corporate housing for Mr. Mills and certain commuting expenses for Messrs. Marabito and Mills are subject to customary tax gross-up adjustments. All such tax gross-up adjustments are included in the “Other Annual Compensation” amounts.

(3)	Mr. Marabito participated in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amount under the First and Second KERP Installments, aggregating $150,000, was paid on March 25, 2002. Mr. Marabito’s allocated 2000 MIP amount of $930,000 was paid in September 2001. Mr. Marabito and the Chapter 11 trustee agreed to the interim payment of $200,000 of Mr. Marabito’s allocated 2001 MIP amount, which totaled $540,000. This partial 2001 MIP payment was made in September 2002. The remaining 2001 MIP balance has not been authorized or approved by the Chapter 11 trustee or the Bankruptcy Court and is not included in the above table.

Pursuant to the terms and conditions of Mr. Marabito’s employment contract, which expired by its own terms on November 29, 2002, Mr. Marabito was entitled to incentive compensation of $1.05 million for the year ended December 31, 2002 (the “2002 Incentive Compensation”) based on the company’s overall financial performance. On May 19, 2003,

Mr. Marabito released the company from all contractual obligations pertaining to the 2002 Incentive Compensation, which was subject to Chapter 11 trustee and Bankruptcy Court approvals. In consideration of his release, Mr. Marabito was granted an allocated 2003 KERP amount of $380,000 and the Chapter 11 trustee retained the right, in his sole discretion, to request approval from the Bankruptcy Court of such additional compensation for Mr. Marabito as he deems appropriate.

(4)	Until he resigned from the company on March 31, 2003, Mr. Crowley participated in both the KERP and MIP retention/incentive arrangements. In connection therewith, Mr. Crowley’s allocated amount of $800,000 under the First and Second KERP Installments, to which he asserts entitlement, remained unpaid as of April 9, 2004. Mr. Crowley’s allocated MIP amount of approximately $10.8 million for the year ended December 31, 2000, to which he asserts entitlement, is also unpaid as of April 9, 2004 and is subject to Chapter 11 trustee and Bankruptcy Court review and disallowance or approval.

Mr. Crowley’s employment contract, which expired by its own terms on November 29, 2002, provided that Mr. Crowley was entitled to incentive compensation of $1.95 million and $1.0 million for the years ended December 31, 2002 and 2001, respectively, based on the company’s overall financial performance. Such amounts have not been authorized or approved by the Chapter 11 trustee or the Bankruptcy Court.

Effective August 2, 2000, CHC’s Board of Directors approved a contingent bonus to Mr. Crowley. Under the agreement, subject to certain material terms and conditions, Mr. Crowley would have a claim for $1.8 million following the successful refinancing of the company’s debt. In connection therewith and the December 2000 debt to preferred stock exchange transaction discussed in Notes 3 and 8 to the company’s Consolidated Financial Statements, the company recorded a $1.8 million success bonus expense during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as a plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Payment of this bonus may require further approvals by the Chapter 11 trustee and the Bankruptcy Court.

None of the aforementioned unpaid incentive compensation, success or other bonuses is included in the above table.

Mr. Crowley owns DHS, a management consulting and investment company from which Coram purchased services. The terms and conditions of the underlying consulting agreement were approved by CHC’s Board of Directors when Mr. Crowley was hired by Coram. Effective with the Debtors’ Chapter 11 filings in the Bankruptcy Court, DHS employees who were serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Through March 31, 2003, DHS continued to bill the company the actual costs it attributed to DHS’ Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at the aforementioned Sacramento, California location where certain company employees and consultants remain. The rent, including parking and certain utilities, is approximately $8,000 per month. During the year ended December 31, 2003, approximately $118,000 was paid to DHS in connection with the aforementioned arrangements. Subsequent to December 31, 2003 and through April 9, 2004, approximately $32,000 was paid to DHS for such costs. Additionally, the company paid approximately $301,000 and $259,000 to DHS during each of the years ended December 31, 2002 and 2001, respectively, for reimbursable costs. The aforementioned payments to DHS are not included in the above table. Refer to Daniel D. Crowley, under “Employment Contracts, Termination of Employment and Change of Control Arrangements” in this Item 11. for further discussion of the company’s arrangements with Mr. Crowley and DHS, as well as an Equity Committee Bankruptcy Court motion seeking to disgorge amounts previously paid by the company to Mr. Crowley and DHS.

During the period from January 1, 2003 through March 31, 2003, the company compensated Mr. Crowley on the basis of an annual salary of $960,000, as provided under a transition agreement that is further described below under “Employment Contracts, Termination of Employment and Change in Control Arrangements.” Such agreement was subject to, and ultimately not approved by, the Bankruptcy Court. Accordingly, the Chapter 11 trustee has requested repayment of $41,792 from Mr. Crowley, representing the amounts paid in 2003 for the salary differential, net of withheld taxes, between the expired employment agreement and the transition agreement. Additionally, the Trustee’s Plan, as modified, proposes to reject Mr. Crowley’s employment agreement. The above table includes the 2003 salary paid to Mr. Crowley without benefit for recoveries, if any.

(5)	Mr. Danitz participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amounts, which are all included in the above table, were as follows: $50,000 for the Second KERP Installment, $245,000 for the 2000 MIP, $90,025 for the 2001 MIP and $150,000 for the 2003 KERP.

(6)	Ms. Meyer participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, her allocated amounts, which are all included in the above table, were as follows: $40,000 for the Second KERP Installment, $172,975 for the 2000 MIP, $89,424 for the 2001 MIP and $200,000 for the 2003 KERP.

(7)	Mr. Mills participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amounts, which are all included in the above table, were as follows: $30,000 for the Second KERP Installment, $25,000 for the 2000 MIP, $26,880 for the 2001 MIP and $150,000 for the 2003 KERP.

(8)	Mr. Saracco participates in both the KERP and MIP retention/incentive arrangements. In connection therewith, his allocated amounts, which are all included in the above table, were as follows: $40,000 for the Second KERP Installment, $91,250 for the 2000 MIP, $91,224 for the 2001 MIP and $200,000 for the 2003 KERP.

Option Grants in Last Fiscal Year

     There were no stock options or stock appreciation rights granted to any Named Executive Officers during the three year period ended December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The table below sets forth information concerning the outstanding stock options held by each of the Named Executive Officers at December 31, 2003. No stock appreciation rights were held by the Named Executive Officers as of such date. No stock options or stock appreciation rights were exercised by the Named Executive Officers during the year ended December 31, 2003.

	Number of Unexercised		In-the-Money		Value of Unexercised
	Options at		Options at		In-the-Money Options at
	December 31, 2003		December 31, 2003 (1)		December 31, 2003 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable	Exercisable	Unexercisable
Allen J. Marabito	500,000	—	—	—	$—	$—
Daniel D. Crowley	—	—	—	—	—	—
Scott R. Danitz	95,000	—	50,000	—	6,250	—
Deborah M. Meyer	150,000	—	50,000	—	6,250	—
Ronald L. Mills	40,000	—	40,000	—	8,124	—
Michael A. Saracco	140,000	—	40,000	—	5,000	—

(1)	Whether an option is “in-the-money,” as well as the “value of unexercised in-the-money options,” if applicable, is determined by subtracting the exercise price of the option from the closing price for CHC’s common stock on December 31, 2003 ($0.75 per share), as reported on the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. If the closing price for CHC’s common stock on December 31, 2003 is greater than the exercise price of the option, the option is “in-the-money.” The “value of unexercised in-the-money options” is calculated by determining the difference between the closing price of CHC’s common stock on December 31, 2003 and the exercise price of the option, multiplied by the number of outstanding options. For the purpose of such calculations, the market price per share is the applicable market price as of December 31, 2003 and does not reflect market price changes subsequent thereto.

     Shares subject to options granted to the company’s Named Executive Officers under the 1994 Stock Option Plan will immediately vest in full upon (i) an acquisition of the company by merger or asset sale in which such options are not assumed by the acquiring entity or (ii) if such options are so assumed, the subsequent involuntary termination of the optionee’s employment within eighteen months following such acquisition. The 1994 Stock Option Plan expired by its own terms on December 31, 2003. However, all options outstanding under the expired 1994 Stock Option Plan shall continue to have force and effect in accordance with the provisions of the instruments evidencing such grants.

     Pursuant to the terms of the Equity Committee’s Plan, the abovementioned stock options will be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Under the Trustee’s Plan, as modified, the company’s stock options, as well as the underlying common stock of such equity instruments, will not be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Management cannot predict the effect on the company’s outstanding stock options of another plan or plans of reorganization, if any, put forth by an interested party.

Employment Contracts, Termination of Employment and Change of Control Arrangements

     The company has entered into employment agreements with its Named Executive Officers as described below.

     Allen J. Marabito. Effective November 30, 1999, Coram entered into an employment agreement with Mr. Marabito for a three year term commencing on such date. Since the agreement’s expiration by its own terms on November 29, 2002, Mr. Marabito has served at will and has continued to function on a basis consistent with his previous role. Additionally, effective April 1, 2003, he also assumed the duties and responsibilities previously performed by Mr. Crowley as the Chief Executive Officer and President of the company. Mr. Marabito’s current base salary is $395,000 per annum. Moreover, he receives the same employee benefits as prior to the expiration of his employment contract: four weeks of vacation, an automobile allowance in the amount of $1,000 per month, a tax preparation fee allowance, corporate housing in Denver and certain customary income tax gross-up adjustments. Mr. Marabito is also eligible to participate in the company’s health, dental, medical, group life insurance and similar welfare benefit plans.

     Under the expired employment agreement and related amendment, Mr. Marabito served as CHC’s Executive Vice President. He received a base salary, subject to annual merit adjustments, and had the right to receive a performance bonus between 60% and 300% of his base salary, if the company’s annual EBITDA exceeded the EBITDA target. He was also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merged with or was acquired by another company. If Mr. Marabito’s employment was terminated by the company other than for cause, or if he voluntarily terminated his employment in the event that the company failed to comply with any material provision of his employment agreement, then Mr. Marabito would have been entitled to receive his base salary through the longer of (i) the remaining term of the agreement or (ii) twenty four months, plus the EBITDA target bonuses during such period. Additionally, during such period, Mr. Marabito would have retained his eligibility to participate in the company’s health, dental, medical, group life and similar welfare benefit plans. Under the expired employment agreement, Mr. Marabito was also granted options to purchase 500,000 shares of CHC’s common stock at an exercise price of $0.8125 per share (the stock price on December 17, 1999). The options vested and became exercisable in three equal annual installments upon Mr. Marabito’s completion of each year of service. The vested options are scheduled to expire on December 17, 2009, subject to Mr. Marabito’s continued employment with the company. If Mr. Marabito were to terminate his employment with the company, such options would expire 90 days from his separation date. As part of his employment agreement, Mr. Marabito agreed that during the term of his employment with the company, and for one year thereafter, he would not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company’s business in the company’s geographical area. In addition, Mr. Marabito may not solicit the company’s employees, customers or suppliers during the term of his employment with the company and for one year thereafter.

     Daniel D. Crowley. Mr. Crowley joined CHC as its Chairman, Chief Executive Officer and President on November 30, 1999 and resigned therefrom effective March 31, 2003. Mr. Crowley also serves as Chairman, Chief Executive Officer and President of DHS, which he established in 1997.

     Effective November 30, 1999, Coram entered into an employment agreement with Mr. Crowley for a three year term commencing on such date. This employment agreement provided for two automatic one year renewals after the completion of the initial three year term. Mr. Crowley elected not to renew the agreement, which then expired by its own terms on November 29, 2002. Subsequent to that date, Mr. Crowley continued to perform his duties at the request of the Chapter 11 trustee on a basis that was consistent with his previous role within the company. During such period, Mr. Crowley received compensation under terms and conditions identical to those of his expired employment agreement, which is summarized below, with the exception that there were no arrangements for a bonus or other form of incentive compensation. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the “Transition Agreement”), effective January 1, 2003, with Mr. Crowley to have him serve as CHC’s Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization were confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee’s motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court’s belief that Mr. Crowley, contrary to his representations, had continued to seek remuneration from Cerberus Partners, L.P. (“Cerberus”) (a party to the company’s former debtor-in-possession financing agreement, former Senior Credit Facility and Securities Exchange Agreement, as well as a holder of certain CI preferred stock equity interests) in connection with efforts undertaken by Mr. Crowley in the Debtors’ bankruptcy proceedings. In response to the Bankruptcy Court’s ruling, Mr. Crowley resigned from the company. During the period from January 1, 2003 through March 31, 2003, the company compensated Mr. Crowley on the basis of an annual salary of $960,000 (i.e., as provided in the Transition Agreement, which by its terms was subject to Bankruptcy Court approval). The Chapter 11 trustee has requested repayment of $41,792 from Mr. Crowley, representing the amounts paid in 2003 for the salary differential, net of withheld taxes, between the expired employment agreement and the Transition Agreement. Additionally, the Trustee’s Plan, as modified, proposes to reject Mr. Crowley’s employment agreement. See Note 3 to the company’s Consolidated Financial Statements for further discussion of the Trustee’s Plan, as modified.

     Under the expired employment agreement and related amendments, Mr. Crowley served as Chairman of the Board of Directors, President and Chief Executive Officer of the company. He received a base salary of $650,000 per year and a contractual claim to receive performance bonuses, which were characterized as (i) an EBITDA bonus (a component of the company’s Management Incentive Plan) and (ii) a refinancing success bonus. The EBITDA bonus generally provided incentive compensation by measuring operating results (EBITDA) against target EBITDA. Pursuant to the second amendment to Mr. Crowley’s employment agreement, dated April 6, 2000, such EBITDA bonus for the year ended December 31, 2000 utilized a two-tier methodology whereby Mr. Crowley received the sum of (i) 25% of the company’s EBITDA in excess of $14 million and (ii) a one-time $5 million enhanced bonus, if the company’s EBITDA exceeded $35 million. The refinancing success bonus provided for a $1.8 million award upon confirmation of the Debtors’ plan or plans of reorganization, if such plan or plans of reorganization included a refinancing component. A refinancing, as contemplated by the third amendment to the employment agreement, dated August 2, 2000, was defined as a transaction or series of related transactions approved by the Board of Directors that converted some or all of the company’s principal debt instruments into new debt instruments and/or equity securities (common or preferred). The company’s principal debt instruments were further defined to be those under the Securities Exchange Agreement and the Senior Credit Facility (see Note 8 in the company’s Consolidated Financial Statements for further details). In March 2001, the compensation committee of the Board of Directors authorized a fourth amendment to Mr. Crowley’s employment agreement for the years ending December 31, 2001, 2002 and thereafter. The fourth amendment returned Mr. Crowley’s ongoing performance bonus arrangement to that set forth in his November 30, 1999 employment agreement wherein he was to receive a performance bonus between 60% and 300% of his base salary, if the company’s annual EBITDA exceeded the EBITDA target. However, the fourth amendment was not approved by the Chapter 11 trustee, nor was it submitted to the Bankruptcy Court for approval. Additionally, the terms and conditions of his expired employment agreement provided that Mr. Crowley was also eligible to receive an acquisition bonus of approximately three times the sum of (i) his base salary and (ii) his EBITDA performance bonus in the event the company merged with or was acquired by another company.

     Under the expired employment agreement, Mr. Crowley was also granted options to purchase one million shares of CHC’s common stock at an exercise price of $0.75 per share (the stock price on November 29, 1999). The options vested and became exercisable in three equal annual installments upon Mr. Crowley’s completion of each year of service. While these options had an original life of ten years, they expired 90 days after Mr. Crowley’s separation date of March 31, 2003. Mr. Crowley also received four weeks of vacation, an automobile allowance in the amount of $1,800 per month, a tax preparation fee allowance, corporate housing in Denver, a company sponsored $1.0 million life insurance policy with Mr. Crowley’s designee as the beneficiary thereunder and certain customary income tax gross-up adjustments. Mr. Crowley was also eligible to participate in the company’s health, dental, medical, group life insurance and similar welfare benefit plans. As part of his expired employment agreement, Mr. Crowley agreed that during the term of his employment with the company, and for one year thereafter, in the event of his resignation or termination for cause, he would not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business that competes with the company’s business in the company’s geographical area. In addition, Mr. Crowley could not solicit the company’s employees, customers or suppliers during the term of his employment with the company and for one year thereafter.

     The expired employment agreement also provided that if Mr. Crowley’s duties were substantially altered, if his employment was terminated by the company other than for cause, or if he voluntarily terminated his employment in the event that the company failed to comply with any material provision of his employment agreement, then Mr. Crowley would have been entitled to receive his base salary, automobile allowance and all available bonuses otherwise payable pursuant to the employment agreement for a period of three years from the date of separation. Additionally, during such three year period, Mr. Crowley would have retained his eligibility to participate in the company’s health, dental, medical, group life insurance and similar welfare benefit plans, as well as the aforementioned company sponsored $1.0 million life insurance policy.

     Effective August 1, 1999, Mr. Crowley and an affiliate of Cerberus executed a three year employment agreement whereby Mr. Crowley was paid $960,000 per annum, plus the potential for performance-related bonus opportunities, equity options and fringe benefits. Such agreement was subject to automatic one year extensions unless either party provided written notice within 60 days of the original expiration date or subsequent renewal dates. The agreement further provided that the Cerberus affiliate could unilaterally terminate the arrangement at any time by written notice; however, certain severance payments would be triggered by such termination. The services rendered by Mr. Crowley included, but were not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus have represented that they agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court’s denial of the Debtors’ plan of reorganization on December 21, 2001. Mr. Crowley represented that he formally terminated the Cerberus employment contract in September 2002.

     In February 2001, the Equity Committee filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against Mr. Crowley, Cerberus, Cerberus Capital Management, L.P., Cerberus Associates, L.L.C., Craig Court, Inc. and Stephen A. Feinberg, a principal at Cerberus and a former member of CHC’s Board of Directors (all of the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). The Equity Committee’s proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company’s creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court ruled that the Equity Committee’s motion would not be productive at that time and, accordingly, the motion to proceed with the lawsuit was denied without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court and named several additional potential defendants. On February 12, 2002, in connection with the authorization for a Chapter 11 trustee, the Bankruptcy Court denied the renewed motion without prejudice.

     After the Debtors’ exclusivity period to file their own plan or plans of reorganization terminated, on December 19, 2002 the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended. The Equity Committee’s Plan incorporates a variation of the aforementioned proposed derivative lawsuit. The Trustee’s Plan, as modified, includes, among other things, the settlement of certain claims against the company’s noteholders. Each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan is subject to, and contingent upon, confirmation by the Bankruptcy Court. Management cannot predict whether or not the Trustee’s Plan, as modified, or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization. See Note 3 to the company’s Consolidated Financial Statements for further discussion of the proposed plans of reorganization.

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley’s employment with the Debtors and remove him from all involvement in the Debtors’ affairs, (ii) terminate all consulting arrangements between DHS and the Debtors, (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee’s motion to terminate Mr. Crowley’s employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     Scott R. Danitz. Effective August 1, 2000, Coram entered into an employment agreement with Mr. Danitz for a one year term. Since the expiration of Mr. Danitz’s employment agreement on August 1, 2001, his employment has continued at will on substantially the same terms and conditions as the original agreement. Mr. Danitz currently serves as Senior Vice President, Chief Financial Officer, Treasurer & Principal Accounting Officer of the company. Mr. Danitz currently receives a base salary of $280,000 per annum, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. Mr. Danitz also receives an automobile allowance in the amount of $900 per month and is eligible to participate in the company’s health, medical, dental, group life insurance and similar welfare benefit plans.

     Under the expired employment agreement, if Mr. Danitz’s employment were terminated by the company other than for cause or upon the occurrence of a “change in control,” then, in accordance with the agreement, he was entitled to severance equal to a minimum of one year of salary and health and welfare benefits. In addition, Mr. Danitz was eligible to receive an acquisition bonus of approximately $200,000 in the event the company merged with or was acquired by another company. As part of his expired employment agreement, Mr. Danitz agreed that during the term of his employment with the company and for one year thereafter, he would not directly or indirectly own, manage, control, participate in, consult with, render services to, or in any manner engage in any business which competes with the company’s business in the company’s geographical area. In addition, Mr. Danitz may not solicit the company’s employees, customers or suppliers during the term of his employment with the company and for one year thereafter.

     Deborah M. Meyer. Effective August 1, 2000, Coram entered into an employment agreement with Ms. Meyer wherein she currently serves as Senior Vice President, Field Sales. Ms. Meyer currently receives a base salary of $265,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. Ms. Meyer is also eligible to participate in the company’s health, medical, dental, group life insurance and similar welfare benefit plans. Ms. Meyer’s employment contract has no expiration date nor any change of control provisions. Under the terms of the agreement, if Ms. Meyer’s employment is terminated by the company, other than for cause, she is entitled to severance equal to one month of salary per year of service with the company, up to twelve months. As part of her employment agreement, Ms. Meyer has agreed that during the term of her employment with the company, and for one year thereafter, she will not engage in any business competing with the company in any state where the company is engaged in business or in the Canadian province of Ontario. In addition, Ms. Meyer may not solicit the company’s employees or customers during the term of her employment with the company and for one year thereafter.

     Michael A. Saracco. Effective August 1, 2000, Coram entered into an employment agreement with Mr. Saracco wherein he currently serves as President, Specialty Services Division. Mr. Saracco currently receives a base salary of $300,000 per year, subject to annual merit adjustments, and the right to receive certain bonus/incentive plan compensation. Mr. Saracco is also eligible to participate in the company’s health, medical, dental, group life insurance and similar welfare benefit plans. Mr. Saracco’s employment contract has no expiration date nor any change of control provisions. Under the terms of the agreement, if Mr. Saracco’s employment is terminated by the company, other than for cause, he is entitled to severance equal to one month of salary per year of service with the company, up to twelve months. As part of his employment agreement, Mr. Saracco has agreed that during the term of his employment with the company, and for one year thereafter, he will not engage in any business competing with the company in any state where the company is engaged in business or in the Canadian province of Ontario. In addition, Mr. Saracco may not solicit the company’s employees or customers during the term of his employment with the company and for one year thereafter.

     The Debtors’ bankruptcy proceedings and the corresponding impact of certain sections under Chapter 11 of the Bankruptcy Code could impose limitations on the amount of severance that the company would be permitted to pay under the aforementioned employment agreements and contracts.

     For employment agreement purposes, a “change in control” is generally defined as (i) a merger or consolidation in which the company is not the surviving entity; (ii) the sale, transfer or other disposition of all or substantially all the assets of the company; (iii) in certain circumstances, a significant change in the composition of the Board of Directors; or (iv) any reverse merger in which the company is the surviving entity but in which securities possessing more than fifty percent of the total combined voting power of CHC’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger. The term “change of control” has been defined in a way that would disqualify any change of control resulting from the conversion by Coram’s debtholders of their convertible debt instruments into CHC stock.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Prior to the appointment of the Chapter 11 trustee, the active members of the compensation committee of the Board of Directors were Donald J. Amaral, former Chief Executive Officer of the company, and L. Peter Smith, a former director of Medisys, Inc. (one of the companies that joined together in 1994 to form Coram) and former Managing Partner of AllCare Health Services, Inc. (a company that was acquired by Medisys, Inc.). As a result of the Chapter 11 trustee’s assumption of responsibility for substantially all executive compensation decisions, subject to Bankruptcy Court approval in certain cases, the compensation committee did not meet during the year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table summarizes the company’s stock-based compensation plans as of December 31, 2003 (see Notes 2 and 13 in the company’s Consolidated Financial Statements for further details):

	Number of CHC
	Common Shares To Be		Number of CHC
	Issued Upon	Weighted Average	Common Shares
	Exercise Of	Exercise Price Of	Remaining Available
	Outstanding	Outstanding	For Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	And Rights	And Rights	Compensation Plans
Equity compensation plans approved by stockholders (1)	4,182,480	$2.26	—
Equity compensation plans not approved by stockholders (2)	800,000	3.40	—

Totals	4,982,480	2.44	—

(1)	This category consists of stock options issued under the 1994 Stock Option Plan, as well as certain stock options granted outside of the 1994 Stock Option Plan and separately approved by CHC’s stockholders. The 1994 Stock Option Plan expired by its own terms on December 31, 2003. However, all options outstanding under the expired 1994 Stock Option Plan shall continue to have force and effect in accordance with the provisions of the instruments evidencing such grants. Additionally, no further options or awards will be granted under any of CHC’s stock-based compensation plans unless so determined by the Chapter 11 trustee and, if necessary, the Bankruptcy Court.

(2)	This category consists of an individual stock option award granted on October 13, 1995 to Donald J. Amaral outside of the 1994 Stock Option Plan in order to purchase 800,000 shares of CHC’s common stock at an exercise price of $3.40 per share. This stock option award was granted to Mr. Amaral in consideration of his service as CHC’s former Chief Executive Officer and President. The aforementioned award became fully exercisable on October 13, 1998 and remains outstanding as of April 9, 2004.

     Pursuant to the terms of the Equity Committee’s Plan, the abovementioned stock options will be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Under the Trustee’s Plan, as modified, the company’s stock options, as well as the underlying common stock of such equity instruments, will not be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Management cannot predict the effect on the company’s outstanding stock options of another plan or plans of reorganization, if any, put forth by an interested party.

     The table below sets forth the number of shares of outstanding CHC common stock beneficially owned as of April 9, 2004 by (i) each person known to management to be the owner of more than 5% of CHC’s outstanding common stock, (ii) each of the Named Executive Officers employed by the company as of April 9, 2004, (iii) the Chapter 11 trustee and each of the members of the CHC Board of Directors and (iv) the Chapter 11 trustee, all members of the Board of Directors and executive officers as a group. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons to CHC.

		Percentage of
	Number of	Shares of
	Shares of	Common Stock
Name and Address of Beneficial Owner (1)	Common Stock (2)	Outstanding (3)
Arlin M. Adams, Esq	—	—
Donald J. Amaral	2,624,296	5.0%
William J. Casey	81,900	*
Scott R. Danitz	97,777	*
Allen J. Marabito	500,000	1.0%
Deborah M. Meyer	155,159	*
Ronald L. Mills	40,000	*
Michael A. Saracco	152,420	*
L. Peter Smith	117,581	*
Sandra R. Smoley	75,000	*
The Chapter 11 trustee and all directors and executive officers, as a group (11 persons)	4,091,157	7.6%
Reporting Persons (as defined herein), as a group (4)	8,097,809	16.3%

*	Less than l%

(1)	Unless otherwise indicated, the address of each person named above is 1675 Broadway, Suite 900, Denver, Colorado 80202.

(2)	The aggregate ownership share amounts presented in the above table include certain shares of common stock acquirable upon exercise of stock options, all of which are exercisable as of April 9, 2004, for the following persons: Mr. Amaral 2,500,000; Mr. Casey 80,000; Mr. Danitz 95,000; Mr. Marabito 500,000; Ms. Meyer 150,000; Mr. Mills 40,000; Mr. Saracco 140,000; Mr. Smith 87,500; Ms. Smoley 75,000; and the Chapter 11 trustee and all directors and executive officers, as a group, 3,907,500. Except as indicated by footnote, Coram has been advised that the persons and entities named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	These percentages are calculated based upon the number of shares of common stock outstanding on April 9, 2004, plus shares of common stock acquirable upon exercise of stock options.

(4)	On July 14, 2000, an investor group seeking representation on CHC’s Board of Directors filed a Schedule 13D pursuant to Rule 13d-1(k)(1) of Regulation 13D-G under the Securities Exchange Act of 1934, as amended. As stated in its Schedule 13D filing, this investor group was concerned that management of the company may consider a restructuring that, absent representation of their interests, would be materially detrimental to their equity holdings. To protect their interests in the company, the investor group stated it may engage in actions directly or through agents such that they may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 and, as such, each of the members of the group are deemed to beneficially own all shares of stock owned by the entire group; however, each member of the group has disclaimed beneficial ownership of the shares held by the group.

An amended Schedule 13D/A was filed on December 19, 2000 on behalf of Jerome Blank; Andrew Blank; AEOW ‘96, LLC, a California limited liability company; Harry Heller Falk; F. Philip Handy; Heller Family Limited Partnership, a Florida limited partnership; the Bernard Osher Trust UTA dated 3-8-88, a California trust; JB Capital Management, Inc., a Florida Corporation; Bernard Osher; the RHH Company, a Florida Corporation and Richard L. Haydon. This group of individuals and entities constitutes a part, but not the entirety, of the original investor group that filed the Schedule 13D on July 14, 2000. The individuals and entities reporting in the December 19, 2000 Schedule 13D/A stated that they believed that upon the October 20, 2000 appointment of the Official Committee of Equity Security Holders of Coram Healthcare Corporation by the

Bankruptcy Court, their interests would be adequately represented by this committee and, as a result, the Schedule 13D filed on July 14, 2000 was terminated as far as these persons are concerned.

On January 22, 2002, a Schedule 13D/A was filed on behalf of the Ann & Robert H. Lurie Foundation (the “Lurie Foundation”), an Illinois not-for-profit corporation, Mr. Mark Slezak, Samstock, L.L.C. (“Samstock”), an Illinois not-for-profit corporation, and Mr. Richard L. Haydon. This group of individuals and entities were members of the original investor group that filed the Schedule 13D on July 14, 2000. Additionally, Mr. Haydon was part of the investor group that reported in the Schedule 13D/A on December 19, 2000. The individuals and entities reporting in the Schedule 13D/A filed on January 22, 2002 (collectively the “Reporting Persons”) indicated that the Lurie Foundation, Samstock and Mr. Haydon constitute the Official Committee of Equity Security Holders of Coram Healthcare Corporation and that on January 22, 2002 this committee filed a motion with the Bankruptcy Court requesting, among other things, that the Bankruptcy Court order CHC to hold promptly an annual meeting of its stockholders for the election of directors. This motion was subsequently considered and denied by the Bankruptcy Court on February 12, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The company’s Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) were not paid on their June 30, 2003 scheduled maturity date. However, the holders of the Series B Notes, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the “Series B Noteholders”), are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court because Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. Series B Note repayments, if any, will require approvals of both the Chapter 11 trustee and the Bankruptcy Court because such amount represents a pre-petition liability. See Note 8 to the company’s Consolidated Financial Statements for further details.

     The Series B Noteholders, or their affiliates, also hold certain shares of the CI Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) and CI Series B Cumulative Preferred Stock (the “Series B Preferred Stock”). Additionally, Stephen A. Feinberg, a principal of Cerberus Partners, L.P., was a member of CHC’s Board of Directors from June 1998 to July 2000. The Series B Noteholders, or their respective affiliates, received in-kind dividends in the following amounts from CI during the year ended December 31, 2003:

	Series A Preferred	Series B Preferred
	Paid-in-Kind	Paid-in-Kind	Liquidation
	Dividends	Dividends	Preference Value
	(Shares)	(Shares)	(in thousands)
Cerberus Partners, L.P.	83.7	70.2	$18,585
Goldman Sachs Credit Partners L.P.	106.2	89.1	23,598
Foothill Capital Corporation	43.8	36.8	9,736

	233.7	196.1	$51,919

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants, Stephen A. Feinberg, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P., as well as the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company, including Messrs. Amaral, Smith, Danitz and Ponzio. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. On January 10, 2003, the United States District Court for the District of Delaware (the “District Court”) granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. On May 21, 2003, the District Court entered an order staying the aforementioned proceedings, pending approval by the Bankruptcy Court in the Debtors’ bankruptcy proceedings of a certain proposed settlement agreement that is discussed in further detail below.

Moreover, on September 26, 2003, the District Court dismissed without prejudice to review (subject to the successful resolution of the proposed settlement agreement) certain motions filed by various defendants to dismiss some or all counts of the complaint.

     The Trustee’s Plan, as modified, proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer (the “R-Net Restructuring Officer”). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Debtors’ bankruptcy proceedings through confirmation of the Trustee’s Plan, as modified, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries’ bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries’ bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with such conditions precedent, (i) on August 29, 2003 the Bankruptcy Court approved a motion filed jointly by the R-Net Restructuring Officer and the R-Net Creditors’ Committee in the Resource Network Subsidiaries’ bankruptcy proceedings requesting approval of the R-Net Settlement Agreement, (ii) on December 23, 2003 the Bankruptcy Court confirmed R-Net’s plan of liquidation and (iii) on September 10, 2003 the Internal Revenue Service withdrew its proof of claim from the Resource Network Subsidiaries’ bankruptcy proceedings. See Notes 3 and 14 to the company’s Consolidated Financial Statements for further details.

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

     Effective March 6, 2003, several individuals and entities that are related parties of the company individually entered into stipulation agreements with the Chapter 11 trustee whereby the Chapter 11 trustee undertook to temporarily withhold commencement of proceedings for the recovery of certain potentially preferential payments made to these parties in exchange for waivers of the expiration of any statutory time limitation as a defense against the commencement of such proceedings. The parties that entered into individual agreements with the Chapter 11 trustee were Messrs. Amaral, Casey, Crowley and Smith, Ms. Smoley, DHS, Foothill Capital Corporation, Goldman Sachs Credit Partners L.P. and Cerberus Capital Management, L.P. Such stipulation agreements expired by their own term on August 31, 2003.

     Refer to the following sections of Item 11. “Compensation of Directors and Executive Officers,” which are incorporated herein by reference, for certain other relationships and related transactions: (i) Daniel D. Crowley, under “Employment Contracts, Termination of Employment and Change of Control Arrangements” and (ii) Administrative Fees and Payments to Parties Related to Mr. Adams, under “Compensation of Chapter 11 Trustee and Others.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Appointment of Independent Auditors

     The Chapter 11 trustee assumed all CHC’s Board of Directors’ committee rights and responsibilities, including those of the audit committee, as part of his overall duties and responsibilities. The Chapter 11 trustee, in his capacity as the audit committee, adopted pre-approval policies and procedures for audit and non-audit services and continues to monitor legislative and regulatory developments concerning auditor independence and services that may be provided by independent auditors to an audit client, including recent developments under the Sarbanes-Oxley Act of 2002 and related rules promulgated by the SEC. The Chapter 11 trustee concluded that the non-audit services rendered by Ernst & Young LLP (“E&Y”) were compatible with maintaining their independence.

     E&Y was engaged directly by the Chapter 11 trustee as an administrative professional to the Debtors’ bankruptcy estates. Accordingly, all E&Y professional fees and expense reimbursements in their capacity as the Chapter 11 trustee’s accounting and tax advisor constitute administrative fees. Such fees and expense reimbursements are subject to authorization and approval by the Bankruptcy Court prior to interim and final payments by the Debtors and are based upon rates per hour approved by the Chapter 11 trustee. Any approved interim amounts payable to E&Y are ultimately subject to final Bankruptcy Court approval at the termination of the Debtors’ bankruptcy proceedings, generally based upon a review of the fair value of the services rendered.

     The aggregate professional fees and out-of-pocket expenses for services provided by E&Y, the company’s principal accountant, were as follows (in thousands):

	Years Ended December 31,
	2003	2002
Audit fees (1)	$195	$573
Audit-related fees (2)	24	69
Tax fees (3)	97	139
All other fees (4)	114	47

Totals	$430	$828

(1)	Audit fees and out-of-pocket expenses relate to services rendered in connection with audits of the company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and timely Statement of Auditing Standards No. 100 reviews of the company’s consolidated financial statements included in Quarterly Reports on Form 10-Q in such years. The audit fees for the year ended December 31, 2003 in the above table only include fee applications submitted to the Bankruptcy Court through the period ended January 31, 2004 (i.e., the last period for which an application has been submitted). Management anticipates that E&Y will bill additional professional fees and out-of-pocket expenses ranging from $350,000 to $400,000 for the company’s 2003 corporate audit. The audit fees for the year ended December 31, 2002 have been updated from the amount previously reported in Coram’s Annual Report on Form 10-K/A Amendment No. 2 and reflect the amount of professional fees and out-of-pocket expenses actually billed by E&Y for such audit engagement and related quarterly reviews.

(2)	Audit-related fees pertain to professional fees and out-of-pocket expenses billed in each calendar year for assurance and related services that are reasonably related to the performance of the audit of the company’s consolidated financial statements (principally audits relating to the company’s defined contribution benefit plan and consultations regarding accounting and financial reporting matters).

(3)	Tax fees consist of professional fees and out-of-pocket expenses billed in each calendar year for consultations regarding tax compliance, tax advice and tax planning (the aforementioned tax services principally relate to matters involving the Debtors’ bankruptcy proceedings).

(4)	All other fees consist of professional fees and out-of-pocket expenses billed in each calendar year for services in connection with billing coordination, legal matters and technical accounting research.

     The Chapter 11 trustee approves all of the company’s administrative professional fee applications, including, but not limited to, E&Y’s audit, tax and other fees.

Guidelines For Pre-Approval of Independent Auditor Services

     The Chapter 11 trustee, in his capacity as CHC’s audit committee, has adopted the following guidelines regarding engagement of Coram’s independent auditors to perform services on behalf of the company:

(1)	For audit services, each fiscal year the independent auditor will provide CHC’s audit committee or its functional equivalent (hereinafter collectively referred to as the “Audit Committee”) with an engagement letter or addendum to a prior existing engagement letter, including a fee proposal and an outline of the scope of the audit services proposed to be performed for such fiscal year. If agreed to by the Audit Committee, the engagement letter or addendum will be formally accepted by the Audit Committee prior to the commencement of auditing services for that fiscal year.

(2)	For non-audit services, the company’s management will submit to the Audit Committee a detailed list of non-audit services that it recommends the Audit Committee engage the independent auditor to provide. The company’s management and the independent auditor will confirm to the Audit Committee that each non-audit service on the list is permissible under the governing SEC rules and regulations. In addition to the list of planned non-audit services, a budget estimating the costs of such non-audit services will be provided to the Audit Committee. The independent auditor will provide the Audit Committee with an engagement letter or an addendum to a prior existing engagement letter, including a fee proposal, outlining the scope of non-audit services proposed to be performed. Prior to the commencement of the non-audit services, the Audit Committee will approve or decline (i) the list of permissible non-audit services, (ii) the budgets for such services and (iii) the engagement letter or addendum.

(3)	To ensure the prompt handling of unexpected matters, from time to time and on an “as-needed” basis, the company’s management will submit amendments or modifications to the list of approved permissible non-audit services to the Audit Committee and such amendments or modifications will be promptly reviewed by the Audit Committee. In this regard, the Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to the company’s management.

(4)	The independent auditor must ensure that all audit and non-audit services provided to the company have been approved by the Audit Committee prior to the commencement thereof and that non-audit services will not impair the auditors’ independence. The company’s Chief Financial Officer is responsible for tracking all independent auditor services and fees against the list of permissible non-audit services and the corresponding budgets for such services. The Chief Financial Officer also reports, at least quarterly, to the Audit Committee regarding the status of the non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements. The following Consolidated Financial Statements of the registrant and Report of Independent Auditors are presented on pages F-l and thereafter:

     Report of Independent Auditors

     Consolidated Balance Sheets — December 31, 2003 and 2002

     Consolidated Statements of Income — Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedule. The following consolidated financial statement schedule of the registrant for the years ended December 31, 2003, 2002 and 2001 is presented following the Notes to Consolidated Financial Statements.

     Schedule II — Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (b) Reports on Form 8-K.

     On May 9, 2003, Coram Healthcare Corporation filed a report on Form 8-K regarding a proposed disclosure statement and a proposed plan of reorganization filed by Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. (collectively the “Debtors”), in respect of the Debtors.

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

     On September 23, 2003, Coram Healthcare Corporation (“CHC”) filed a report on Form 8-K announcing that the Chapter 11 trustee for the bankruptcy estates of CHC and its wholly-owned subsidiary, Coram, Inc. (“CI”) (CHC and CI are hereinafter collectively referred to as the “Debtors”), filed a Modification to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization in the United States Bankruptcy Court for the District of Delaware in the Debtors’ jointly administered bankruptcy cases.

     On October 14, 2003, Coram Healthcare Corporation filed a report on Form 8-K announcing that the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. (collectively the “Debtors”) filed a Plan Supplement to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization, as modified, with the United States Bankruptcy Court for the District of Delaware in the Debtors’ jointly administered bankruptcy cases. Additionally, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation filed the Initial and Second Plan Supplements to its Second Amended Plan of Reorganization with the United States Bankruptcy Court for the District of Delaware.

     On February 26, 2004, Coram Healthcare Corporation filed a report on Form 8-K announcing that the Official Committee of the Equity Security Holders of Coram Healthcare Corporation filed its Amendment to Second Supplement to the Second Amended Plan of Reorganization of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. in the United States Bankruptcy Court for the District of Delaware in the jointly administered bankruptcy cases of Coram Healthcare Corporation and Coram, Inc.

     (c) Exhibits.

     Included as exhibits are the items listed on the Exhibit Index. The registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the registrant of furnishing such exhibit.

Exhibit
Number		Exhibit
2.1	—	Agreement and Plan of Merger dated as of February 6, 1994, by and Among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form S-4).

2.2	—	First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.2 of Registration No. 33-53957 on Form S-4).

2.3	—	Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by Reference to Exhibit 2.3 of the registrant’s Current Report on Form 8-K dated as of July 15, 1994).

2.4	—	Asset Sale and Note Purchase Agreement among the registrant, Caremark International, Inc. and Caremark, Inc. dated as of January 29, 1995. (Incorporated by reference to Exhibit C of the registrant’s Current Report on Form 8-K dated April 6, 1995). (a)

2.5	—	Agreement and Plan of Merger among the registrant, CHC Acquisition Corp. and Lincare Holdings Inc. dated as of April 17, 1995. (Incorporated by reference to Exhibit B of the registrant’s Current Report on Form 8-K dated May 2, 1995). (a)

2.6	—	Agreement and Plan of Merger entered into as of October 19, 1996, Among Coram Healthcare Corporation, Integrated Health Services, Inc. and IHS Acquisition XIX, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

2.7	—	Purchase Agreement by and between Integrated Health Services, Inc., T2 Medical, Inc., Coram Healthcare Corporation of Greater New York and Coram Healthcare Corporation. (Incorporated by reference to Exhibit 2 of the registrant’s Current Report on Form 8-K dated as of August 20, 1997).

2.8	—	Side Agreement dated as of September 30, 1997 among Coram Healthcare Corporation, T2 Medical, Inc., Coram Healthcare Corporation of Greater New York and Integrated Health Services, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated as of September 30, 1997).

2.9	—	Purchase Agreement by and between Curaflex Health Services, Inc., Coram Healthcare Corporation, Curascript Pharmacy, Inc., Curascript PBM Services, Inc. and GTCR Fund VI, L.P., dated July 31, 2000. (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated as of July 31, 2000).

2.10	—	Debtor-In-Possession Financing Agreement dated August 30, 2000, by and among Coram Healthcare Corporation, Coram, Inc. and Madeleine L.L.C. (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated as of September 13, 2000).

3.1	—	Certificate of Incorporation of registrant, as amended, through May 1, 1994. (Incorporated by reference to Exhibit 3.1 of Registration No. 33-53957 on Form S-4).

3.2	—	Bylaws of registrant. (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

3.3	—	Certificate of Amendment of the registrant’s Certificate of Incorporation. (Incorporated by reference to Exhibit 3.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.4	—	Bylaws of Coram, Inc., as amended and restated on December 31, 2001. (Incorporated by reference to Exhibits 99.8 of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

3.5	—	Bylaws of Coram, Inc., as amended and restated on December 31, 2002. (Incorporated by reference to Exhibit 99.6 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

4.1	—	Form of Common Stock Certificate for the registrant’s common stock, $0.001 par value per share. (Incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

4.2	—	Form of Common Stock Certificate for the registrant’s common stock, par value $0.001, including legend thereon in respect of the Stockholder Rights Agreement. (Incorporated by reference to Exhibit 4.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.3	—	Form of Certificate of Designation, Preferences and Rights of the registrant’s Series X Participating Preferred Stock. (Filed as Exhibit A to the Stockholder Rights Agreement, which was filed as Exhibit 1 to the registrant’s Current Report on Form 8-K dated as of June 25, 1997, and which exhibit is hereby incorporated by reference thereto).

4.4	—	Form of Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof, dated December 29, 2000. (Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated as of December 28, 2000).

4.5	—	Irrevocable Waiver, dated as of April 12, 2002, by Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co. in favor of Coram, Inc. (Incorporated by reference to Exhibit 4.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.6	—	Amendment No. 1 to Stockholder Agreement dated as of December 31, 2001, among Coram, Inc., Goldman, Sachs & Co., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.5 of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

4.7	—	Certificate of Amendment of the Certificate of Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2001, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibits 99.7 of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

4.8	—	Amendment No. 2 to Stockholder Agreement dated as of December 31, 2002, by and among Coram, Inc., Goldman, Sachs & Co., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

4.9	—	Second Certificate of Amendment of the Certificate of Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2002, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibit 99.4 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

4.10	—	Certificate of Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2002, related to the creation of the Coram, Inc. Series B Cumulative Preferred Stock, as well as, certain limitations on aggregate stock voting rights after the occurrence of a triggering event. (Incorporated by reference to Exhibit 99.5 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

10.1	—	Amended and Restated Credit Agreement dated as of February 10, 1995, by and among Curaflex, T2, HealthInfusion, Medisys, and HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent (the “Amended Credit Agreement”). (Incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994). (a)

10.2	—	Form of Employment Agreement between the registrant and Charles A. Laverty. (Incorporated by reference to Exhibit 10.1 of Registration No. 33-53957 on Form S-4).

10.3	—	Form of Severance/Non-Compete Agreement between the registrant and Miles E. Gilman. (Incorporated by reference to Exhibit 10.2 of Registration No. 33-53957 on Form S-4).

10.4	—	Form of Severance/Non-Compete Agreement between the registrant and William J. Brummond. (Incorporated by reference to Exhibit 10.3 of Registration No. 33-53957 on Form S-4).

10.5	—	Form of Severance/Non-Compete Agreement between the registrant and Tommy H. Carter. (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form S-4).

10.6	—	Form of Indemnification Agreement between the registrant and each of the registrant’s directors and certain executive officers. (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-K for the year ended December 31, 1994).

10.7	—	Registrant’s 1994 Stock Option/Stock Issuance Plan and related Forms of agreements. (Incorporated by reference to Exhibit 10.15 of Registration No. 33-53957 on Form S-4).

10.8	—	Registrant’s Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.16 of Registration No. 33-53957 on Form S-4).

10.9	—	401(k) Plan of T2 Medical, Inc. dated December 8, 1989. (Incorporated herein by reference to Exhibit 10(s) of T2 Annual Report on Form 10-K for the fiscal year ended September 30, 1989, filed with the Securities and Exchange Commission on or about December 29, 1988).

10.10	—	1988 Stock Option Plan of T2 Medical, Inc., as amended and restated as of July 31, 1990 and as further amended as of (i) August 20, 1991; (ii) November 12, 1991; and (iii) July 6, 1992. (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on Form S-4).

10.11	—	Curaflex 1989 Stock Option Plan. (Incorporated by reference to Exhibit 10.53 of Registration No. 33-53957 on Form S-4).

10.12	—	Curaflex Amended 1990 Stock Option Plan. (Incorporated by reference to Exhibit 10.54 of Registration No. 33-53957 on Form S-4).

10.13	—	Curaflex Directors’ Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.59 of Registration No. 33-53957 on Form S-4).

10.14	—	Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.61 of Registration No. 33-53957 on Form S-4).

10.15	—	Clinical Homecare Ltd. 1990 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.62 of Registration No. 33-53957 on Form S-4).

10.16	—	1989 Stock Option Plan of Medisys. (Incorporated by reference to Exhibit 10.85 of Registration No. 33-53957 on Form S-4).

10.17	—	Form of Non-Plan Option Agreement of Medisys. (Incorporated by Reference to Exhibit 10.86 of Registration No. 33-53957 on Form S-4).

10.18	—	Credit Agreement among Coram Healthcare Corporation, Coram, Inc., the Lenders named therein and Chemical Bank, as Administrative Agent, Collateral Agent and Fronting Bank dated as of April 6, 1995. (Incorporated by reference to Exhibit D of the registrant’s Current Report on Form 8-K dated April 6, 1995). (a)

10.19	—	First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto, among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.20	—	Second Amendment to the Credit Agreement dated as of September 7, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.21	—	Third Amendment and Limited Waiver to the Credit Agreement, dated as of September 29, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.22	—	Fourth Amendment and Limited Waiver to the Credit Agreement and First Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein) and Chemical Bank as Agent. (Incorporated by reference to the registrant’s Current Report on Form 8-K as filed October 24, 1995).

10.23	—	Warrant Agreement dated as of October 13, 1995, among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant’s Current Report on Form 8-K as filed October 24, 1995).

10.24	—	Amendment and Limited Waiver to Bridge Securities Purchase Agreement, dated as of October 13, 1995, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette. (Incorporated by reference to Exhibit 10.24 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.25	—	Form of Employment Agreement, Amendment No. 1 and Amendment No. 2 dated as of April 23, 1999, of Employment Agreement between the registrant and Donald J. Amaral. (Incorporated by reference to Exhibit 10.25 and 10.04 of the registrant’s Quarterly Report on Form 10-Q for the quarters ended September 30, 1995, June 30, 1998 and September 30, 1999, respectively).

10.26	—	Securities Purchase Agreement and Form of Subordinated Bridge Note, dated as of April 6, 1995, among Coram, Inc., Coram Funding, Inc. and the registrant. (Incorporated by reference to Exhibit E of the registrant’s Current Report on Form 8-K dated April 6, 1995). (a)

10.27	—	Exclusive Distribution Agreement — Healthcare Products and Biomedical Equipment and Services Agreement between Medical Specialties Distributors, Inc. (“MSD”) and Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.28	—	Medical Specialties Master Service Agreement between MSD and Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.29	—	Medical Specialties Master Rental Agreement between MSD and Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.30	—	Coram Healthcare Litigation Memorandum of Understanding between all Parties to In re Coram Healthcare Corporation. Securities Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No. 96-N-722, dated as of August 5, 1996. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.31	—	Fifth Amendment to the Credit Agreement dated as of February 6, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

10.32	—	Sixth Amendment to Credit Agreement dated as of April 19, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

10.33	—	Seventh Amendment to Credit Agreement dated as of July 3, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996). (a)

10.34	—	Eighth Amendment to Credit Agreement dated as of December 3, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor as defined therein), the Financial Institutions (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996). (a)

10.35	—	Ninth Amendment and Limited Waiver to the Credit Agreement dated as of March 14, 1997, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.35 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996). (a)

10.36	—	Amended Agreement, dated as of March 28, 1997, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette. (Incorporated by reference to Exhibit 10.36 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996). (a)

10.37	—	Sabratek Corporation and Coram Healthcare Exclusive Supply Agreement for IV Infusion Pumps, IV Disposable Sets and Related Items, dated as of February 26, 1997. (Incorporated by reference to Exhibit 10.37 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.38	—	Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion dated as of June 30, 1996, by and among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant’s report on Form 8-K as filed on July 12, 1996).

10.39	—	Tenth Amendment to Credit Agreement dated June 2, 1997, by and Among the registrant, Goldman Sachs Credit Partners L.P., Coram, Inc., each Subsidiary Guarantor (as defined therein) and The Chase Manhattan Bank, as administrative agent and collateral agent for the Lenders named therein, to that certain Credit Agreement dated as of April 6, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions named therein and the Chase Manhattan Bank, as collateral agent for the Lenders named therein. (Incorporated by reference to Exhibit 99 of the registrant’s Current Report on Form 8-K dated as of June 2, 1997). (a)

10.40	—	Letter Agreement of March 29, 1998 by and among Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation on the one hand, and Coram Healthcare Corporation, on the other, deferring the payment of interest and fees pursuant to (i) the Securities Purchase Agreement dated as of April 6, 1995 and (ii) the Letter Agreement dated March 28, 1997 between Coram Funding, Inc. and Coram Healthcare Corporation. (Incorporated by reference to Exhibit 10.40 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.41	—	Prime Vendor Agreement and Letter Amendment, dated October 14, 1999, between Coram Healthcare Corporation and Cardinal Health, Inc. Certain portions of the Prime Vendor Agreement have been omitted pursuant to a request for confidential treatment. The entire Prime Vendor Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarters ended September 30, 1998 and 1999, respectively).

10.42	—	Amendment No. 1 and Waiver to the Securities Exchange Agreement among the registrant, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.43	—	Promissory Notes and Security Agreement dated July 21, 1998 among the registrant and Foothill Capital Corporation, as collateral agent for Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Partners III L.P. and their respective successors and assigns. (Incorporated by reference to Exhibit 10.02 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.44	—	Request for Deferral of Interest Payment under the Series B Convertible Subordinated Notes due 2008 and the related Securities Exchange Agreement, dated May 6, 1998, by and between Coram, Inc., Coram Healthcare Corporation, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation, as amended. (Incorporated by reference to Exhibit 10.03 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.45	—	Securities Exchange Agreement among the registrant, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998). (a)

10.46	—	Form of Letter of Credit required by the Master Agreement by and between the registrant and its applicable affiliates and Aetna U.S. Healthcare, Inc. and its applicable affiliates. (Incorporated by reference to Exhibit 10.02 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.47	—	Addendum amendment to Sabratek Corporation and Coram Healthcare Exclusive Supply Agreement for IV Infusion pumps, IV Disposable Sets and Related Items, dated as of February 26, 1997, as of December 7, 1998. (Incorporated by reference to Exhibit 10.47 of the registrant’s Annual Report on Form 10-K for the year ended December 3l, l998).

10.48	—	Employment Agreement between Coram Healthcare Corporation and Richard M. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.49	—	Agreement between Coram Healthcare Corporation and Richard M. Smith, dated as of November 11, 1999. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.50	—	Employment Agreement between Coram Healthcare Corporation and Wendy L. Simpson, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.51	—	Employment Agreement between Coram Healthcare Corporation and Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.52	—	Employment Agreement between Coram Healthcare Corporation and Daniel D. Crowley, dated as of November 30, 1999, together with Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.51 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.53	—	Employment Agreement, between Coram Healthcare Corporation and Allen J. Marabito, dated as of November 30, 1999, together with amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.52 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.54	—	First Amendment to Prime Vendor Agreement, dated as of January 1, 2000 by and between the registrant and Cardinal Health, Inc. (Incorporated by reference to Exhibit 10.53 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.55	—	Second Amendment to Employment Agreement between Coram Healthcare Corporation and Daniel D. Crowley, dated as of April 6, 2000. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.56	—	Settlement agreement entered into by and among Coram Resource Network, Inc., Coram Independent Practice Association, Inc., Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of November 17, 2000).

10.57	—	Amendment No. 4, dated December 29, 2000, in respect of the Securities Exchange Agreement dated as of May 6, 1998, among Coram Healthcare Corporation, Coram, Inc., Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of December 28, 2000).

10.58	—	Exchange Agreement, dated December 29, 2000, among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of December 28, 2000).

10.59	—	Third Amendment to Employment Agreement between Coram Healthcare Corporation and Daniel D. Crowley, dated August 2, 2000. (Incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.60	—	Employment Agreement between Coram Healthcare Corporation and Scott R. Danitz, dated August 1, 2000. (Incorporated by reference to Exhibit 10.59 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.61	—	Employment Agreement between Coram Healthcare Corporation and Vito Ponzio, Jr., dated April 26, 1999. (Incorporated by reference to Exhibit 10.60 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.62	—	Consulting Services Agreement between Coram Healthcare Corporation and Joseph D. Smith, dated June 30, 2000. (Incorporated by reference to Exhibit 10.61 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.63	—	Consulting Services Agreement between the company and Donald J. Amaral, dated May 16, 2000. (Incorporated by reference to Exhibit 10.62 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.64	—	Exchange Agreement and related schedules dated as of December 31, 2001, among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.4 and 99.4a through 99.4f of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

10.65	—	Amendment No. 5 to Securities Exchange Agreement, dated as of December 31, 2001, among Coram, Inc., Coram Healthcare Corporation, Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.6 and 99.6a through 99.6b of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

10.66	—	Product Purchase Agreement, dated September 1, 2001, between Coram, Inc. and FFF Enterprises, Inc. Certain portions of the Product Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Product Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.68 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.67	—	Prime Vendor Agreement, dated April 19, 2001, between Coram Healthcare Corporation and Cardinal Distribution, Inc. (Incorporated by reference to Exhibit 10.69 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.68	—	I.V. Systems Division Purchase Agreement, dated October 23, 2000, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the I.V. Systems Division Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire I.V. Systems Division Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.70 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.69	—	Letter Amendment, dated October 25, 2000, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Letter Amendment have been omitted pursuant to a request for confidential treatment. The entire Letter Amendment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.70	—	Amendment to I.V. Systems Division Purchase Agreement, dated January 28, 2002, between Coram, Inc., and Baxter Healthcare Corporation. (Incorporated by reference to Exhibit 10.72 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.71	—	Therapeutics Purchase Agreement, dated January 7, 2002, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The entire Therapeutics Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.72	—	Hemophilia Product Volume Commitment Agreement, dated December 19, 2001, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Hemophilia Product Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire Hemophilia Product Volume Commitment Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.74 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.73	—	Settlement, General Release and Waiver of Claims, dated July 15, 2002, between Coram Alternate Site Services, Inc. and Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and Humana Health Plan, Inc. (Incorporated by reference to Exhibit 99.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.74	—	Settlement and Mutual Release Agreement, (I) by and between Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and Richard M. Smith on July 12, 2002 and (II) by and among certain non-debtor subsidiaries of Coram Healthcare Corporation and Coram, Inc. and Richard M. Smith on July 16, 2002. (Incorporated by reference to Exhibit 99.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.75	—	Settlement Agreement, dated August 26, 2002, by and between T2 Medical, Inc. and Northside Hospital & Heart Institute. (Incorporated by reference to Exhibit 99.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.76	—	Engagement Letter, dated October 8, 2002, between Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. and SSG Capital Advisors, L.P. and Ewing Monroe Bemiss & Co. relating to investment banking and restructuring advisory services. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of December 2, 2002).

10.77	—	Exchange Agreement and related schedules dated as of December 31, 2002, by and among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

10.78	—	Amendment No. 6 to Securities Exchange Agreement, dated as of December 31, 2002, by and among Coram, Inc., Coram Healthcare Corporation, Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

10.79	—	Motion of Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc., dated January 24, 2003, for Authorization To Enter Into Termination And Employment Extension Agreement With Daniel D. Crowley, filed with the United States Bankruptcy Court for the District of Delaware. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 14, 2003).

10.80	—	First Amendment, dated December 13, 2002, to Hemophilia Product Volume Commitment Agreement by and among Baxter Healthcare Corporation and Coram, Inc., Through Its Therapeutic Services Division Under Date of December 19, 2001. Certain portions of the First Amendment to the Hemophilia Product Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire First Amendment to the Hemophilia Product Volume Commitment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.80 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.81	—	Pricing changes letter, dated February 20, 2003, by and among Baxter Healthcare Corporation and FFF Enterprises, Inc., related to pricing changes for Coram Healthcare Corporation and Coram, Inc. Certain portions of the Pricing changes letter have been omitted pursuant to a request for confidential treatment. The entire Pricing changes letter has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.81 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.82	—	Collateralization Agreement, dated January 30, 2003 by and among Harris Trust and Savings Bank and Arlin M. Adams, Esquire, Trustee for the bankruptcy cases of Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.82 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.83	—	Agreement, dated March 28, 2003, between Coram Healthcare Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit 10.83 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.84	—	Settlement Agreement, dated as of October 17, 2002 by and among Coram Healthcare Corporation, Curaflex Health Services, Inc., and Curascript Pharmacy, Inc., and Curascript PBM Services, Inc. Certain portions of the Settlement Agreement have been omitted pursuant to a request for confidential treatment. The entire Settlement Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.84 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.85	—	Coram Employment Agreement, dated August 1, 2000, between Coram, Inc. and Deborah Meyer. (Incorporated by reference to Exhibit 10.85 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.86	—	Coram Employment Agreement, dated August 1, 2000, between Coram, Inc. and Michael Saracco. (Incorporated by reference to Exhibit 10.86 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.87	—	Agreement, dated April 11, 2003, between Coram Healthcare Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit 10.87 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.88	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Scott Danitz. (Incorporated by reference to Exhibit 10.88 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.89	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Debbie Meyer. (Incorporated by reference to Exhibit 10.89 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.90	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Michael Saracco. (Incorporated by reference to Exhibit 10.90 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.91	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Allen J. Marabito. (Incorporated by reference to Exhibit 10.91 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.92	—	Master Agreement, dated December 3, 2002, by and between AT&T Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.92 of the registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).

10.93	—	United States Bankruptcy Court For The District Of Delaware Order Dated, December 27, 2002, Granting Motion Of The Chapter 11 Trustee For Authorization To Issue Preferred Stock In Exchange For Debt. (Incorporated by reference to Exhibit 10.93 of the registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).

10.94	—	Abstract from the United States Bankruptcy Court For The District Of Delaware hearing held on December 27, 2002. (Incorporated by reference to Exhibit 10.94 of the registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).

10.95	—	2003 Coram Key Employee Retention Incentive Agreement and Rider to 2003 Coram Key Employee Retention Incentive Program Agreement by and between Coram, Inc. and Allen Marabito. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.96	—	2003 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Scott Danitz. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.97	—	2003 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Deborah Meyer. (Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.98	—	2003 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Michael Saracco. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.99	—	Agreement dated May 12, 2003 between Curaflex Health Services, Inc. and B. Braun Medical, Inc. for the lease of 1,000 Vista Basic pumps. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.100	—	Agreement dated November 17, 1995 by and between McGaw, Inc. and Coram Healthcare Corporation for the purchase and sale of products, including various amendments thereto. Certain portions of the agreement and related amendments have been omitted pursuant to a request for confidential treatment. The entire agreement and related amendments have been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.101	—	Amendment to agreement for purchase and sale of certain disposables and IV products, dated May 12, 2003, by and between B. Braun Medical, Inc. and Coram Healthcare Corporation. Certain portions of the amendment have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.102	—	Purchase Agreement, dated May 29, 2003, by and between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Purchase Agreement has been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.103	—	Settlement Agreement and Mutual Release, dated May 2, 2003, by and among Hobart G. Truesdell, in his capacity as Chief Restructuring Officer of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Coram Resource Network, Inc., Coram Independent Practice Association, Inc., the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Arlin M. Adams, in his capacity as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., Coram Healthcare Corporation and Coram, Inc. This settlement agreement resolves certain claims and counterclaims amongst the aforementioned parties. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.104	—	(i) Ancillary Provider Services Agreement, dated January 1, 2001, by and between Health Net Inc. and Coram, Inc. for the provision of professional healthcare services, supplies, products and related services, (ii) First Amendment to the Ancillary Provider Services Agreement, dated January 1, 2003, by and between Health Net Inc. and Coram, Inc. and (iii) Second Amendment to the Ancillary Provider Services Agreement, dated October 1, 2003, by and between Health Net Inc. and Coram, Inc. Certain portions of the Ancillary Provider Services Agreement and the first and second amendments thereto have been omitted pursuant to a request for confidential treatment. The entire Ancillary Provider Services Agreement and the first and second amendments thereto have been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.105	—	Second Amendment to Hemophilia Product Volume Commitment Agreement, dated September 24, 2003, by and between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain blood products. Certain portions of the amendment have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.106	—	Supply Agreement, dated June 10, 1998, by and between Becton Dickinson and Company and Coram Healthcare Corporation for the purchase and sale of certain medical devices and healthcare products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.107	—	First Addendum to the Engagement Agreement dated October 8, 2002, by and between the Chapter 11 Trustee (the “Trustee”) for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., and SSG Capital Advisors, L.P. and Ewing Bemiss & Co. (collectively the “Advisors”) in connection with the Advisors’ engagement as exclusive investment bankers and financial advisors to the Trustee. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.108	—	Settlement Agreement and Mutual Release, dated August 25, 2003, by and between TBOB Enterprises, Inc. and Arlin M. Adams, as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., to settle a contingent consideration dispute. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.109	—	Amendment to Purchase Agreement, dated January 15, 2004, between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.*

10.110	—	Therapeutics and Devices Purchase Agreement, dated March 12, 2004, between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.*

10.111	—	Therapeutics and Devices Purchase Agreement, dated March 23, 2004, between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain intravenous immunoglobulin products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.*

10.112	—	Medication Delivery Division Infusion Device Group Agreement, dated December 30, 2003, between Baxter Healthcare Corporation, Coram, Inc. and Curaflex Health Services, Inc. for the lease of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps and for the purchase of related pump accessories. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed confidentially with the Securities and Exchange Commission.*

10.113	—	Second Amendment to Prime Vendor Agreement, dated October 12, 2003, between Cardinal Health and Coram Healthcare Corporation. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed confidentially with the Securities and Exchange Commission.*

10.114	—	Decision and Stipulation Agreement, dated January 26, 2004, and Installment Agreement, dated March 3, 2004, between the Department of Treasury — Internal Revenue Service and T2 Medical, Inc.*

10.115	—	Second Addendum to the Engagement Agreement dated October 8, 2002 and the First Addendum dated July 31, 2003, by and between the Chapter 11 Trustee (the “Trustee”) for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., and SSG Capital Advisors, L.P. and Ewing Bemiss & Co. (collectively the “Advisors”) in connection with the Advisors’ engagement as exclusive investment bankers and financial advisors to the Trustee.*

10.116	—	Agreement dated March 2, 2004, by and between the Chapter 11 Trustee and Concord Group, Inc. d/b/a Executive Round Table (the “Chapter 11 Trustee’s Financial Advisor”) for advisory services that the Chapter 11 Trustee’s Financial Advisor will perform in connection with the Chapter 11 Trustee’s role on the company’s audit committee.*

10.117	—	License and Support Agreement and Software Development Agreement, dated December 19, 2003, between Specialized Clinical Services, Inc. and Coram, Inc. for the purchase of and enhancements to certain software.*

10.118	—	Medication Delivery Division Purchase Agreement, dated January 5, 2004, between Baxter Healthcare Corporation, Coram, Inc. and Curaflex Health Services, Inc. for the purchase and sale of certain frozen drug products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed confidentially with the Securities and Exchange Commission.*

10.119	—	Mutual Waiver of Damages, dated April 5, 2004, by and between Baxter Healthcare Corporation and Coram, Inc.*

14.1	—	Corporate Compliance Handbook and the Coram Healthcare Corporation Code of Ethics for Principal Executive Officer(s) and Senior Financial Officers.*

20.1	—	Stockholder Rights Agreement (the “Stockholder Rights Agreement”), dated as of June 25, 1997, between Coram Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating Preferred Stock, par value $0.001 per share, as Exhibit A, the Summary of Stockholder Rights Agreement as Exhibit B and the form of Rights Certificate as Exhibit C. Pursuant to the Stockholder Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an Acquiring Person. (Incorporated by reference to Exhibit 1 of the registrant’s Current Report on Form 8-K dated as of June 25, 1997).

21.1	—	Subsidiaries of the registrant.*

23.1	—	Consent of Ernst & Young LLP.*

31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended. *

31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended. *

32.1	—	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	—	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	—	Chapter 11 Trustee’s Amended Joint Plan Of Reorganization. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.2	—	Second Amended Disclosure Statement With Respect To The Chapter 11 Trustee’s Amended Joint Plan Of Reorganization. (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.3	—	Second Amended Plan of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.4	—	Third Amended Disclosure Statement Of The Equity Committee Of Coram Healthcare Corporation In Connection With The Second Amended Plan Of Reorganization Of Coram Healthcare Corporation And Coram, Inc. (Incorporated by reference to Exhibit 99.4 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.5	—	Modification to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on September 23, 2003).

99.6	—	Plan Supplement To The Chapter 11 Trustee’s Amended Joint Plan of Reorganization. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

99.7	—	Initial Plan Supplement To The Second Amended Plan Of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation. (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

99.8	—	Second Supplement To The Second Amended Plan Of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation. (Incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

99.9	—	Amendment To Second Supplement To The Second Amended Plan Of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation And Coram, Inc. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 26, 2004).

(a)	Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to supplementally furnish any omitted schedule or exhibit to the Securities and Exchange Commission.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2004.

CORAM HEALTHCARE CORPORATION
By:	/s/ ALLEN J. MARABITO
Allen J. Marabito
Executive Vice President, Secretary and Principal Executive Officer Fulfilling the Duties and Responsibilities of President and Chief Executive Officer of the Corporation

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ALLEN J. MARABITO Allen J. Marabito	Executive Vice President, Secretary and Principal Executive Officer Fulfilling the Duties and Responsibilities of President and Chief Executive Officer of the Corporation	April 14, 2004
/s/ SCOTT R. DANITZ Scott R. Danitz	Senior Vice President, Chief Financial Officer, Treasurer & Principal Accounting Officer	April 14, 2004
/s/ ARLIN M. ADAMS, ESQUIRE Arlin M. Adams, Esquire	Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., effective March 7, 2002 [1]	April 14, 2004

1 Upon the Bankruptcy Court’s approval of the Chapter 11 trustee’s appointment on March 7, 2002, the Chapter 11 trustee assumed the duties and powers of the company’s Board of Directors.

REPORT OF INDEPENDENT AUDITORS

Stockholders, Chapter 11 Trustee and the Board of Directors
Coram Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of Coram Healthcare Corporation (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coram Healthcare Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although, the Company generated net income from continuing operations for the year ended December 31, 2003, the Company has incurred net losses from continuing operations in each of the two years in the period ended December 31, 2002 and, as more fully described in Note 8 to the consolidated financial statements, the Company is in default under one of its loan agreements. In addition, as more fully described in Note 3 to the consolidated financial statements, Coram Healthcare Corporation and its first tier wholly owned subsidiary, Coram, Inc. (collectively the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in 2000. The Debtors are currently operating their businesses under the jurisdiction of the Chapter 11 trustee appointed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and continuation of the Company as a going concern is contingent upon, among other things, confirmation of a plan or plans of reorganization in the Bankruptcy Court, resolution of various litigation against the Company and the Company’s ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

     As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Denver, Colorado
April 9, 2004

CORAM HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$38,449	$30,591
Cash limited as to use	84	217
Accounts receivable, net of allowances of $20,672 and $22,229	107,620	103,498
Inventories	12,715	13,160
Deferred income taxes, net	110	107
Other current assets	5,831	5,658

Total current assets	164,809	153,231
Property and equipment, net	13,197	10,439
Deferred income taxes, net	463	449
Intangible assets, net	4,760	5,270
Goodwill	57,186	57,186
Other assets	5,428	5,064

Total assets	$245,843	$231,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$29,171	$27,986
Accrued compensation and related liabilities	23,723	23,882
Current maturities of long-term debt	660	51
Current portion of capital lease obligations	1,052	10
Current portion of income tax settlement	4,355	3,120
Income taxes payable	164	160
Deferred income taxes	573	556
Accrued merger and restructuring costs	55	190
Accrued reorganization costs	8,596	7,610
Other current and accrued liabilities (See Note 14)	12,363	8,479

Total current liabilities not subject to compromise	80,712	72,044
Total current liabilities subject to compromise (See Note 3)	16,846	15,630

Total current liabilities	97,558	87,674
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	592	67
Capital lease obligations, less current portion	1,614	6
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	6,510	6,215
Income tax settlement, less current portion	15,615	15,600
Other liabilities	4,242	4,095
Net liabilities for liquidation of discontinued operations	27,161	27,275

Total liabilities	153,292	140,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.001, 150,000 shares authorized, 49,638 shares issued and outstanding	50	50
Additional paid-in capital	427,526	427,354
Accumulated deficit	(335,025)	(336,697)

Total stockholders’ equity	92,551	90,707

Total liabilities and stockholders’ equity	$245,843	$231,639

See accompanying notes to consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net revenue	$476,496	$433,470	$393,629
Cost of service	344,356	309,338	279,275

Gross profit	132,140	124,132	114,354
Operating expenses:
Selling, general and administrative expenses	93,355	91,304	83,836
Provision for estimated uncollectible accounts	19,813	15,887	17,533
Amortization of goodwill	—	—	9,822
Restructuring cost recoveries	(39)	(113)	(679)
Charges for impairments of goodwill and other long-lived assets	—	51,783	3,255

Total operating expenses	113,129	158,861	113,767

Operating income (loss) from continuing operations	19,011	(34,729)	587
Other income (expenses):
Interest income	329	436	1,216
Interest expense (excluding post-petition contractual interest of approximately $1,000, $12,100 and $14,000 for the years ended December 31, 2003, 2002 and 2001, respectively)	(1,692)	(1,566)	(6,652)
Equity in net income of unconsolidated joint ventures	1,196	1,504	730
Gain on sale of business	—	46	—
Gains (losses) on dispositions of property and equipment, net	(10)	3	1
Other income (expense), net	(443)	1,003	55

Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	18,391	(33,303)	(4,063)
Reorganization expenses, net	15,655	4,275	14,397

Income (loss) from continuing operations before income taxes, minority interests, extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	2,736	(37,578)	(18,460)
Income tax expense	245	71	150
Minority interests in net income of consolidated joint ventures	731	764	631

Income (loss) from continuing operations before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	1,760	(38,413)	(19,241)
Loss from disposal of discontinued operations	(88)	(685)	(250)

Income (loss) before extraordinary gains on troubled debt restructurings and the cumulative effect of a change in accounting principle	1,672	(39,098)	(19,491)
Extraordinary gains on troubled debt restructurings	—	123,517	20,706
Cumulative effect of a change in accounting principle	—	(71,902)	—

Net income	$1,672	$12,517	$1,215

Net Income Per Common Share:
Basic and Diluted:
Income (loss) from continuing operations	$0.03	$(0.78)	$(0.39)
Loss from disposal of discontinued operations	—	(0.01)	(0.01)
Extraordinary gains on troubled debt restructurings	—	2.49	0.42
Cumulative effect of a change in accounting principle	—	(1.45)	—

Net income per common share	$0.03	$0.25	$0.02

Weighted average common shares used in the computation of basic net income per common share	49,638	49,638	49,638

Weighted average common shares used in the computation of diluted net income per common share	49,714	49,638	49,638

See accompanying notes to consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at January 1, 2001	49,638	$50	$427,357	$(350,429)	$76,978
Net income	—	—	—	1,215	1,215
Other	—	—	(4)	—	(4)

Balances at December 31, 2001	49,638	50	427,353	(349,214)	78,189
Net income	—	—	—	12,517	12,517
Other	—	—	1	—	1

Balances at December 31, 2002	49,638	50	427,354	(336,697)	90,707
Net income	—	—	—	1,672	1,672
Other	—	—	172	—	172

Balances at December 31, 2003	49,638	$50	$427,526	$(335,025)	$92,551

See accompanying notes to consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$1,760	$(38,413)	$(19,241)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Provision for estimated uncollectible accounts	19,813	15,887	17,533
Depreciation and amortization	6,953	9,119	20,708
Charges for impairments of goodwill and other long-lived assets	—	51,783	3,255
Reorganization expenses, net	15,655	4,275	14,397
Minority interests in net income of consolidated joint ventures, net	731	764	631
(Gains) losses on dispositions of property and equipment	10	(3)	(1)
Gain on sale of business	—	(46)	—
Cash distributions from equity investees	830	1,023	398
Equity in net income of unconsolidated joint ventures, net	(1,196)	(1,504)	(730)
Changes in operating assets and liabilities, net:
Accounts receivable	(23,935)	(30,818)	(28,713)
Prepaid expenses, inventories and other assets	543	1,768	(1,112)
Current and other liabilities	7,931	6,118	8,786
Accrued merger and restructuring costs	(135)	(392)	(1,718)

Net cash provided by continuing operations before reorganization items	28,960	19,561	14,193
Cash flows used by reorganization items, net	(14,669)	(5,195)	(10,776)

Net cash provided by continuing operations (net of reorganization items)	14,291	14,366	3,417

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,777)	(4,518)	(7,587)
Proceeds from sale of business	—	85	—
Proceeds from dispositions of property and equipment	13	6	74

Net cash used in investing activities	(5,764)	(4,427)	(7,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(393)	(67)	(147)
Principal payments on capital lease obligations	(112)	(9)	(149)
Refunds of deposits (payments to) collateralize letters of credit, net	488	350	(1,116)
Cash distributions to minority interests	(450)	(768)	(412)

Net cash used in financing activities	(467)	(494)	(1,824)

Net increase (decrease) in cash from continuing operations	8,060	9,445	(5,920)
Net cash used in discontinued operations	(202)	(193)	—
Cash and cash equivalents at beginning of year	30,591	21,339	27,259

Cash and cash equivalents at end of year	$38,449	$30,591	$21,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$83	$66	$226
Income taxes	476	331	724
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Extraordinary gains on troubled debt restructurings (debt conversion to subsidiary preferred stock)	$—	$123,517	$20,706
Capital lease transactions to acquire equipment	2,762	—	—
Long-term debt transaction to acquire software	1,527	—	—

See accompanying notes to consolidated financial statements.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1. DESCRIPTION OF BUSINESS

     As of December 31, 2003, Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapies, which also include non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as outsourced hospital compounding services. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada, including recently opened infusion branches in San Antonio, Texas and Amherstburg, Ontario, Canada. CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”) (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of CHC’s other subsidiaries is a debtor in any bankruptcy case. See Notes 3 and 4 for further details.

     Coram’s business strategy is dependent upon its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and outsourced hospital compounding services provided by its SoluNet LLC subsidiary. Accordingly, management’s primary business objective is to focus Coram’s efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, intravenous immunoglobulin (“IVIG”), pain management and coagulant and blood clotting therapies for persons with hemophilia. For each of the periods presented, the company’s primary operations and assets were in the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company’s consolidated financial position or operations.

     Based on the materiality concepts of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, management concluded that the company has only one reportable business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Basis of Presentation. The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 3 for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of the company’s financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

     Reclassifications. Certain amounts in the consolidated balance sheet as of December 31, 2002 and the consolidated statements of cash flows for the years ended December 31, 2002 and 2001 have been reclassified to conform to the 2003 presentation.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Principles of Consolidation. The consolidated financial statements include the accounts of CHC, its subsidiaries, including CI (CHC’s wholly-owned direct subsidiary), and joint ventures that are considered to be under the control of CHC. As discussed in Note 1, CI is a party to the Bankruptcy Cases that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less. During the year ended December 31, 2003, the company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities; however, such accounting pronouncement had no impact because the company is not affiliated with any such entities.

     Bankruptcy Reporting. Effective August 8, 2000, the company began presenting its consolidated financial statements in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”).

     Revenue Recognition. Revenue is recognized as services are rendered or products are delivered. Substantially all of the company’s revenue is billed to third party payers, including insurance companies, managed care plans, governmental payers and contracted institutions. Revenue is recorded net of contractual allowances and related discounts. Contractual allowances represent adjustments to established rates (e.g., Average Wholesale Prices for pharmaceutical drugs, etc.) to reflect the amounts expected to be realized from third party payers under contractual agreements. For non-contracted payers (excluding Medicare and Medicaid), pricing is either negotiated prior to rendering services or the payer is billed at list price. In the former circumstance, contractual allowances are recorded at the time of revenue recognition based upon the pre-negotiated rates. If the payer is billed at list price, a contractual allowance is recorded based upon management’s estimates until a payment history is established with the payer, at which time the contractual allowances are modified. In the case of Medicare and Medicaid, contractual allowances are recorded at the time of revenue recognition based upon the allowable recoverable amounts pursuant to the underlying federal and state regulations for such governmental programs.

     Revenue for the company’s clinical research and outsourced hospital compounding businesses is recognized in the period that the services are rendered. Such revenue is determined by reference to contracts between the company and the customer. Additionally, management fees, which are collected from entities managed by the company, are either (1) a fixed fee, (2) based on a percentage of the entities’ operating results or (3) based on the number of active patient reimbursement files. Management fees were immaterial for all periods presented in the consolidated statements of income.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company entered into settlement agreements with two of its payers and recorded bad debt recoveries aggregating approximately $1.1 million during the year ended December 31, 2003. For the year ended December 31, 2002, the company did not record any material bad debt expense or bad debt recoveries related to such settlement activity. However, the company recorded a net bad debt settlement expense of approximately $0.6 million for the year ended December 31, 2001. Furthermore, management is aware of certain claims, disputes or unresolved matters with third party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters should not have a material adverse effect on the company’s financial position, results of operations or cash flows.

     Concentration of Revenue and Credit Risk. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. At December 31, 2003, substantially all of the company’s cash and cash equivalents were maintained with Harris Trust and Savings Bank (“Harris Bank”). Daily cash balances may be in excess of available insurance limits in the United States and Canada but credit risk is mitigated as the company’s cash and cash equivalents are only maintained with highly rated institutions. Additionally, effective January 30, 2003, Harris Bank entered into a collateralization agreement with the Chapter 11 trustee whereby Harris Bank will maintain pledged debt securities with the Federal Reserve Bank in an amount sufficient to insure the Debtors’ Harris Bank deposits in excess of the Federal Deposit Insurance Corporation insurance limits. Such debt securities must be either instruments issued directly by the United States Government or other debt instruments that are fully guaranteed by the United States Government.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Accounts receivable are primarily from third party payers, including insurance companies, managed care plans and federal and state governmental payers such as Medicare and Medicaid, and are unsecured. Accounts receivable under the Medicare program represented approximately 27% and 33% of the company’s consolidated accounts receivable at December 31, 2003 and 2002, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. However, upon aggregating the individual Medicaid program accounts receivable for all states where the company does business, such totals represented approximately 8.5% and 6.7% of consolidated accounts receivable at December 31, 2003 and 2002, respectively. Credit risk is mitigated by the large number of entities that comprise the third party payer base and credit evaluations performed by company personnel on patients and third party payers.

     Revenue from the Medicare and Medicaid programs accounted for approximately 24% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. The company records regulatory reserves after management has reviewed the underlying circumstances and applied the principles of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

     In certain cases, the company accepts fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer’s health plan in exchange for a fixed per member per month service fee. The total per member per month fee is calculated using all members enrolled in the particular health plan as of certain specified dates. The per member per month service fees are recognized as revenue in the month the fees are designated to cover home health services. As of December 31, 2003, Coram was a party to only two capitated arrangements. Certain information regarding the company’s capitated agreements is as follows:

	Years Ended December 31,
	2003	2002	2001
Capitated fee revenue as a percentage of consolidated net revenue	1.7%	2.3%	2.9%

     Approximately 7.0%, 7.5% and 6.1% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively, related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California pursuant to fee-for-service and capitated reimbursement arrangements. Additionally, Coram owns 50% of a partnership located in California that derived approximately 40.3%, 45.7% and 25.9% of its net revenue during the years ended December 31, 2003, 2002 and 2001, respectively, from services provided under such agreement. Risk for the Health Net capitated arrangement is somewhat mitigated by the inclusion of contractual stop-loss provisions that protect the company and its partnership when member utilization for identified therapies exceeds contractual thresholds. Once stop-loss provisions are met in any given month, the services are reimbursed at agreed-upon fee-for-service rates. The Health Net agreement expired by its terms on December 31, 2002; however, effective October 1, 2003, a second amendment to the agreement (the “Amendment”) was executed wherein the contract, with certain modifications, was extended to December 31, 2005. The company and its partnership continued to render services to the Health Net members from January 1, 2003 through September 30, 2003 pursuant to the terms and conditions of the expired contract. As a result of the final negotiations, Health Net reserved the right to reevaluate the Amendment based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Amendment. The loss of the Health Net agreement or significant modifications to the terms and conditions of the Amendment could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership.

     The company is a party to several individual provider contracts that ultimately fall within the purview of a single national health insurance carrier that recently commenced implementation of a national ancillary care management program. In connection therewith, during 2002 such national health insurance carrier terminated two provider contracts relating to the state of Illinois (one with the company and one with a non-consolidated joint venture). During 2003 and through April 9, 2004, eleven additional provider contracts were terminated with effective dates ranging from October 1, 2003 to July 1, 2004. The terminated contracts represented approximately 2.6%, 3.0% and 2.6% of the company’s consolidated net revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and approximately 3.9% and 5.1% of the company’s consolidated accounts receivable at December 31, 2003 and 2002, respectively. In the aggregate, approximately 3.5%, 4.2% and 4.4% of the company’s consolidated net revenue for the years

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2003, 2002 and 2001, respectively, and approximately 5.4% and 6.8% of the company’s consolidated accounts receivable at December 31, 2003 and 2002, respectively, were derived from the individual provider contracts that are within the purview of this national health insurance carrier. Management can provide no assurances that the remaining active provider contracts associated with this national health insurance carrier will continue under terms that are favorable to the company. Additionally, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. The termination of additional provider contracts and/or the inability to collect outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s results of operations, cash flows and financial condition.

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

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of one to seven years for software, equipment, infusion pumps, furniture, fixtures and vehicles. Capital lease assets with bargain purchase prices and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the underlying assets. Repairs and maintenance costs are expensed as incurred.

     Capitalized Software Development Costs. Capitalized costs related to software developed and/or obtained for internal use are stated at cost in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use (“SOP 98-1”). Amortization is computed using the straight-line method over estimated useful lives ranging from one to five years. For the years ended December 31, 2003, 2002 and 2001, software development costs aggregating approximately $1.8 million, $1.2 million and $1.5 million, respectively, were capitalized in accordance with SOP 98-1.

     Self-Insured Health and Welfare Costs. The company offers health and welfare benefits to its employees, their spouses and certain beneficiaries. While such benefits are primarily self-insured, stop-loss insurance policies are maintained at amounts deemed appropriate by management. However, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for Coram’s health and welfare programs or that the company will be able to obtain stop-loss insurance in the future in amounts adequate to meet its needs. At the end of each reporting period, management estimates and records the costs attributable to incurred but not reported health and welfare claims based upon historical experience and other information provided by the company’s third party administrator.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation. The company elected to measure compensation expense related to its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclose the pro forma impact of accounting for employee stock-based compensation plans pursuant to the fair value-based provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no APB 25 stock-based compensation expense has been recognized for the company’s stock-based compensation plans in the consolidated financial statements. Had compensation expense for such plans been recognized in accordance with the provisions of Statement 123, the company’s pro forma financial results would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$1,672	$12,517	$1,215
Less: Pro forma stock-based compensation expense (determined using the fair value method for all awards)	(16)	(169)	(396)

Pro forma net income	$1,656	$12,348	$819

Net income per common share:
Basic and diluted, as reported	$0.03	$0.25	$0.02

Basic and diluted, pro forma	$0.03	$0.25	$0.02

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income disclosed above may not be representative of pro forma compensation expense in future years. See Note 13 for further discussion of the company’s stock-based compensation plans.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement 148”). This accounting pronouncement amends Statement 123 and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management evaluated the various methods of transitioning to Statement 123 as outlined in Statement 148 but concluded that the company will continue to use the intrinsic method provided in APB 25 as the company’s accounting policy for stock-based compensation plans. The company will also continue to provide the pro forma disclosures required pursuant to Statement 123, as amended.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income (Loss) Per Common Share. Basic net income (loss) per common share excludes any dilutive effects of stock options, warrants and convertible securities. The following table sets forth the computations of basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2002, and 2001 (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Numerator for basic and diluted net income per common share:
Income (loss) from continuing operations	$1,760	$(38,413)	$(19,241)
Loss from disposal of discontinued operations	(88)	(685)	(250)
Extraordinary gains on troubled debt restructurings	—	123,517	20,706
Cumulative effect of a change in accounting principle	—	(71,902)	—

Net income	$1,672	$12,517	$1,215

Weighted average shares — denominator for basic net income per common share	49,638	49,638	49,638
Effect of dilutive securities:
Stock options	76	—	—

Denominator for diluted net income per common share — adjusted weighted average shares	49,714	49,638	49,638

Basic and diluted net income per common share:
Income (loss) from continuing operations	$0.03	$(0.78)	$(0.39)
Loss from disposal of discontinued operations	—	(0.01)	(0.01)
Extraordinary gains on troubled debt restructurings	—	2.49	0.42
Cumulative effect of a change in accounting principle	—	(1.45)	—

Net income	$0.03	$0.25	$0.02

     During each of the years ended December 31, 2002 and 2001, the company experienced losses from continuing operations and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate income (loss) per share does not increase for common stock equivalents when losses from continuing operations are in evidence because to do so would be anti-dilutive.

     Other Income (Expense). As a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases, the company recorded approximately $0.5 million of expense during the year ended December 31, 2003. During the year ended December 31, 2002, the company recorded approximately $1.0 million of other income from the recognition of the net realizable value of an escrow deposit that related to certain 1997 dispositions of lithotripsy partnerships. The Bankruptcy Court approved the settlement agreement on August 21, 2002 and, on October 17, 2002, the company received the settlement proceeds.

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

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 elaborates on the disclosure requirements for annual and interim financial statements of a guarantor and requires that, in certain cases, a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The company adopted FIN No. 45 on January 1, 2003. The company’s financial position and results of operations were not impacted by the initial adoption of this accounting pronouncement. However, a guarantee provided to a third party in May 2003 is reflected in the company’s consolidated financial statements in accordance with FIN No. 45. See Note 14 for further details.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Background and Certain Important Bankruptcy Court Activity

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. The Debtors’ need to seek the relief afforded by the Bankruptcy Code was due, in part, to its requirement to remain compliant with certain provisions of Stark II after December 31, 2000 (see discussion of Stark II in Note 14) and the scheduled May 27, 2001 maturity of the Series A Senior Subordinated Unsecured Notes (the “Series A Notes”). The Debtors sought advice and counsel from a variety of sources and, in connection therewith, CHC’s Independent Committee of the Board of Directors unanimously concluded that the bankruptcy and restructuring were the only viable alternatives.

     On August 9, 2000, the Bankruptcy Court approved the Debtors’ motions for (i) payment of all employee wages and salaries and certain benefits and other employee obligations, (ii) payment of critical trade vendors, utilities and insurance in the ordinary course of business for both pre and post-petition expenses, (iii) access to a debtor-in-possession financing arrangement (see Note 8 for details of the executed agreement) and (iv) use of all company bank accounts for normal business operations. Moreover, the Bankruptcy Court has granted the Debtors several extensions of the period of time that they must assume or reject unexpired leases of non-residential real property (such extensions expired on January 4, 2001, May 4, 2001, September 3, 2001, January 1, 2002 and May 2, 2002). On May 1, 2002, the Chapter 11 trustee motioned the Bankruptcy Court to grant a sixth extension through and including August 27, 2002. The Chapter 11 trustee filed a certificate of no objection on May 21, 2002 but an enabling order was never issued by the Bankruptcy Court. However, on September 6, 2002, December 26, 2002, July 18, 2003 and January 16, 2004, the Bankruptcy Court granted separate motions of the Chapter 11 trustee to further extend the period of time to assume or reject the aforementioned real property leases through and including December 31, 2002, June 30, 2003, December 31, 2003 and June 30, 2004, respectively.

     In September 2000 and October 2000, the Bankruptcy Court approved retention bonus payments of up to $2.6 million to certain key employees. The bonuses were scheduled to be paid in two equal installments predicated on the date of the Debtors’ emergence from bankruptcy. Due to events that delayed emergence from bankruptcy, the Bankruptcy Court approved early payment of the first installment to most individuals within the retention program and such payments, aggregating approximately $0.7 million, were made on March 15, 2001. In January 2002, when events again delayed the Debtors’ anticipated emergence from bankruptcy, the Debtors requested permission from the Bankruptcy Court to pay: (i) the remaining portion of the first installment of approximately $0.5 million to the company’s Executive Vice President and its former Chief Executive Officer and (ii) the full amount of the second installment. The Debtors also requested authorization to initiate another retention plan to provide financial incentives not to exceed $1.25 million to certain key employees during the year ended December 31, 2002. Principally due to the then pending appointment of a Chapter 11 trustee, on February 12, 2002 the Bankruptcy Court declined to rule on the Debtors’ motions. However, on March 15, 2002, after the appointment of a Chapter 11 trustee, the Bankruptcy Court partially approved the Debtors’ motions insofar as all the remaining retention bonuses were authorized to be paid, exclusive of amounts pertaining to the company’s former Chief Executive Officer. The incremental retention bonuses, aggregating approximately $0.8 million, were paid on March 25, 2002. As discussed below, the Chapter 11 trustee subsequently filed, and the Bankruptcy Court approved, a motion to withdraw the Debtors’ motions regarding the 2002 retention plan and the request to pay the remaining 2000 retention plan amounts to the company’s former Chief Executive Officer.

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

     On March 21, 2001, CHC’s Compensation Committee of the Board of Directors approved a management incentive program for the year ended December 31, 2001 (the “2001 MIP”). Under the terms of the 2001 MIP, the participants thereunder were authorized to receive an aggregate payment up to $2.5 million. On August 16, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court to make 2001 MIP payments of approximately $1.1 million to the 2001 MIP participants, which excluded certain 2001 MIP amounts as indicated below. The Bankruptcy Court approved such motion on September 6, 2002 and, in connection therewith, on or about September 16, 2002 the approved amounts were paid to the eligible 2001 MIP participants. The Chapter 11 trustee agreed

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separately with each of the company’s Executive Vice President and its former Chief Executive Officer: (i) not to request any 2001 MIP payment to the former Chief Executive Officer and (ii) to request the payment of a portion of the 2001 MIP amount to which the company’s Executive Vice President is otherwise entitled. The Bankruptcy Court’s order approving the motion also (i) withdrew a previous motion made by the Debtors to implement a 2002 key employee retention plan, (ii) withdrew the Debtors’ previous motion requesting permission to pay the remaining amounts under the first key employee retention plan and (iii) preserved the rights of the company’s Executive Vice President and former Chief Executive Officer to later seek Bankruptcy Court orders authorizing payment of amounts due to them under the 2001 MIP. Moreover, the Chapter 11 trustee retains the right, at his discretion, to request payout of all or any portion of the remaining unpaid 2001 MIP amount to the company’s Executive Vice President.

     At December 31, 2003, the company has accrued approximately $13.0 million for unpaid amounts attributable to the company’s Executive Vice President and its former Chief Executive Officer under the aforementioned retention bonus plans and the 2001 and 2000 MIP programs. At such date, the company also maintains other incentive compensation accruals for its former Chief Executive Officer aggregating approximately $3.8 million.

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

The Debtors’ First and Second Joint Plans of Reorganization and Related Activities

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

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In order for the company to remain compliant with the requirements of Stark II, on December 29, 2000, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual unpaid interest on the Series A Notes and the Series B Senior Subordinated Unsecured Convertible Notes for 905 shares of Coram, Inc. Series A Cumulative Preferred Stock, $0.001 par value per share (see Notes 8 and 12 for further details). Hereinafter, the Coram, Inc. Series A Cumulative Preferred Stock and the Series B Senior Subordinated Unsecured Convertible Notes are referred to as the “CI Series A Preferred Stock” and the “Series B Notes,” respectively. The exchange transaction generated an extraordinary gain on troubled debt restructuring of approximately $107.8 million, net of tax, in 2000. At December 31, 2000, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2001. See Note 14 for further discussion regarding Stark II.

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

     Based upon Goldin’s findings and recommendations, as set forth in the Report of Independent Restructuring Advisor, Goldin Associates, L.L.C. (the “Goldin Report”), on July 31, 2001 the Debtors filed with the Bankruptcy Court a Second Joint Disclosure Statement (as amended, the “Second Disclosure Statement”), with respect to their Second Joint Plan of Reorganization (as amended, the “Second Joint Plan”). The Second Joint Plan, which was also filed on July 31, 2001, provided for terms of reorganization similar to the Restated Joint Plan; however, utilizing Goldin’s recommendations, as set forth in the Goldin Report, certain substantive modifications were included in the Second Joint Plan. Notwithstanding such changes, on December 21, 2001, after several weeks of confirmation hearings, the Bankruptcy Court issued an order denying confirmation of the Second Joint Plan for the reasons set forth in an accompanying opinion. The Debtors appealed the Bankruptcy Court’s order denying confirmation of the Second Joint Plan, but such appeal was subsequently dismissed.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2001, pursuant to an order of the Bankruptcy Court, CI exchanged $21.0 million of the Series A Notes and approximately $1.9 million of contractual unpaid interest on the Series A Notes for approximately 189.6 shares of CI Series A Preferred Stock (see Note 8 for further details). This transaction generated an extraordinary gain on troubled debt restructuring of approximately $20.7 million in 2001. At December 31, 2001, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2002.

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

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the presiding bankruptcy court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession.

     Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the presiding bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While Mr. Adams has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure, other than, as further discussed below, the acceptance of Daniel D. Crowley’s resignation effective March 31, 2003.

     On October 14, 2002, the Chapter 11 trustee filed a motion with the Bankruptcy Court requesting approval for the retention of investment bankers and financial advisors through July 2003 to provide services focusing on the Debtors’ restructuring and reorganization. The services may include, subject to the Chapter 11 trustee’s discretion, (i) providing a formal valuation of the Debtors, (ii) assisting the Chapter 11 trustee in exploring the possible sale of the Debtors or their assets, (iii) assisting the Chapter 11 trustee in negotiating with stakeholders and the restructuring of stakeholders’ claims and/or (iv) one or more opinions on the fairness, from a financial perspective, of any proposed sale of the Debtors or restructuring of the Debtors. Such motion was approved by the Bankruptcy Court on December 2, 2002. Additionally, on September 23, 2003 and January 16, 2004, the Bankruptcy Court approved motions to extend the retention period of such investment bankers and financial advisors through December 9, 2003 and March 31, 2004, respectively.

     In order for the company to remain compliant with the requirements of Stark II, on December 31, 2002, pursuant to an order of the Bankruptcy Court, CI exchanged approximately $40.2 million of the Series A Notes, $7.3 million of accrued but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of accrued but unpaid interest on the Series B Notes for approximately 1,218.3 shares of Coram, Inc. Series B Cumulative Preferred Stock, $0.001 par value per share (see Notes 8 and 12 for further details). Hereinafter the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the “CI Series B Preferred Stock.” This transaction generated an extraordinary gain on troubled debt restructuring of approximately $123.5 million in 2002. At December 31, 2002, the company’s stockholders’ equity exceeded the minimum requirement necessary to comply with the Stark II public company exemption for the year ended December 31, 2003.

Bankruptcy Related Activities During the Year Ended December 31, 2003 and Thereafter

     Daniel D. Crowley, the former Chief Executive Officer and President of the company, had an employment contract which expired by its own terms on November 29, 2002. On January 24, 2003, the Chapter 11 trustee filed a motion with the Bankruptcy Court seeking authorization to enter into a Termination and Employment Extension Agreement (the “Transition Agreement”), effective January 1, 2003, with Mr. Crowley to have him serve as CHC’s Chief Transition and Restructuring Officer for a term not to exceed the earlier of (i) six months from January 1, 2003, (ii) the date on which a plan or plans of reorganization are confirmed by final order of the Bankruptcy Court or (iii) the substantial consummation of a plan or plans of reorganization. Pursuant to the Transition Agreement, Mr. Crowley would have continued to render essentially the same services as previously provided to the company. On March 3, 2003, the Bankruptcy Court denied the Chapter 11 trustee’s motion for authorization to enter into the Transition Agreement due to the Bankruptcy Court’s belief that Mr. Crowley, contrary to his representations, continued to seek remuneration from one of CI’s noteholders in connection with efforts undertaken by Mr. Crowley in the Bankruptcy Cases. Subsequently, Mr. Crowley resigned from the company effective March 31, 2003. During the period January 1, 2003 through March 31, 2003, the company paid Mr. Crowley based on the Transition Agreement. The Chapter 11 trustee has requested repayment from Mr. Crowley of all amounts paid in 2003 for the salary differential between the expired employment agreement and the Transition Agreement. Additionally, the Chapter 11 trustee’s amended proposed joint plan of reorganization, as further discussed below, proposes to reject Mr. Crowley’s employment agreement.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     The employment contract with Allen J. Marabito, Executive Vice President, General Counsel and Secretary, expired by its terms on November 29, 2002. The Chapter 11 trustee has agreed to continue Mr. Marabito’s employment in his prior capacity and Mr. Marabito has also assumed the duties and responsibilities previously performed by Mr. Crowley. Mr. Marabito’s employment is at will with a base salary of $395,000 per annum, plus the same employee benefits as prior to the expiration of his employment contract. On May 19, 2003, Mr. Marabito released the company from all contractual obligations pertaining to his incentive compensation for the year ended December 31, 2002 (i.e., the 2002 MIP of approximately $1.05 million that was recognized by the company during the year ended December 31, 2002 as a general and administrative expense but remained subject to Chapter 11 trustee and Bankruptcy Court approvals). The reversal of Mr. Marabito’s 2002 MIP is reflected as a reduction in general and administrative expenses during the year ended December 31, 2003. In consideration of his release, Mr. Marabito was granted a retention bonus of $380,000 under the company’s 2003 Key Employee Retention Plan discussed below.

     On April 7, 2003, the Bankruptcy Court approved a motion filed by the Chapter 11 trustee to establish the 2003 Key Employee Retention Plan (the “2003 KERP”), which provided for (i) retention bonus payments of approximately $3.0 million to key employees of the company (the “2003 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2003 KERP, the 2003 KERP Compensation was payable in two equal installments as follows: (i) upon approval of the 2003 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after confirmation of a plan or plans of reorganization or December 31, 2003. Approximately $1.8 million, which represented the first installment under the 2003 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to the eligible participants in April 2003. The second installment of the 2003 KERP Compensation, which aggregated approximately $1.5 million, was paid in December 2003.

     On May 2, 2003, the Chapter 11 trustee filed with the Bankruptcy Court a proposed joint plan of reorganization with respect to the Debtors and, on June 17, 2003, the Chapter 11 trustee filed an amended proposed joint plan of reorganization (the “Trustee’s Plan”). Additionally, on June 24, 2003 the Chapter 11 trustee filed the Second Amended Disclosure Statement with Respect to the Trustee’s Plan (the “Trustee’s Disclosure Statement”) and, on June 26, 2003, the Bankruptcy Court entered an order (i) approving the Trustee’s Disclosure Statement, (ii) approving the form of the ballot to be distributed in connection with the voting on the Trustee’s Plan, (iii) establishing procedures for solicitation of votes on the Trustee’s Plan, (iv) establishing a voting deadline and procedures for tabulation of votes on the Trustee’s Plan and (v) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Trustee’s Plan. The Trustee’s Plan and the Trustee’s Disclosure Statement are attached as Exhibits 99.1 and 99.2, respectively, to the company’s Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on July 11, 2003. A modification to the Trustee’s Plan was filed with the Bankruptcy Court on September 8, 2003 and is attached as Exhibit 99.1 to the company’s Form 8-K filed with the SEC on September 23, 2003.

     On December 19, 2002, the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors and, on June 17, 2003, the Equity Committee filed a second amended proposed plan of reorganization (the “Equity Committee’s Plan”). Additionally, on June 26, 2003 the Equity Committee filed the Third Amended Disclosure Statement with Respect to the Equity Committee’s Plan (the “Equity Committee’s Disclosure Statement”) and the Bankruptcy Court entered an order (i) approving the Equity Committee’s Disclosure Statement, (ii) appointing a balloting agent, (iii) approving the form of the ballot to be distributed in connection with the voting on the Equity Committee’s Plan, (iv) establishing procedures for solicitation of votes on the Equity Committee’s Plan, (v) establishing a voting deadline and procedures for tabulation of votes on the Equity Committee’s Plan and (vi) establishing the dates and times for the filing of objections to, and scheduling a hearing on, confirmation of the Equity Committee’s Plan, and the objections thereto filed by the Chapter 11 trustee. The Equity Committee’s Plan and the Equity Committee’s Disclosure Statement are attached as Exhibits 99.3 and 99.4, respectively, to the company’s Form 8-K filed with the SEC on July 11, 2003.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     On September 29, 2003, the Chapter 11 trustee filed a Plan Supplement (the “Trustee’s Plan Supplement”) to the Trustee’s Plan, as modified, with the Bankruptcy Court. Additionally, the Equity Committee filed the Initial and Second Plan Supplements (collectively the “Equity Committee’s Plan Supplements”) to the Equity Committee’s Plan with the Bankruptcy Court on September 29, 2003 and October 3, 2003, respectively. Moreover, on February 13, 2004 an amendment to the Equity Committee’s Plan Supplements was filed with the Bankruptcy Court. Each of the Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements, as amended, may be subject to future changes and/or amendments. The Trustee’s Plan Supplement and the Equity Committee’s Plan Supplements are attached as Exhibits 99.1 through 99.3 to the company’s Form 8-K filed with the SEC on October 14, 2003. Additionally, the amendment to the Equity Committee’s Plan Supplements is attached as Exhibit 99.1 to the company’s Form 8-K filed with the SEC on February 26, 2004.

     Pursuant to the Bankruptcy Court’s order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan. Additionally, in accordance with the Bankruptcy Court’s order, on or about July 14, 2003 the balloting agent transmitted the Chapter 11 trustee’s and the Equity Committee’s solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. However, as of April 9, 2004, the balloting agent has not certified the final voting results. Additionally, certain matters pertaining to the tabulation of the votes are scheduled to be heard by the Bankruptcy Court on May 17, 2004.

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

Other Bankruptcy-Related Disclosures

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or while the Debtors are conducting business as debtors-in-possession. These claims are reflected in the consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets are also stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue the pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 14 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries’ bankruptcy proceedings.

     The principal categories and balances of Chapter 11 bankruptcy items accrued in the consolidated balance sheets at December 31, 2003 and 2002 and included in liabilities subject to compromise are summarized as follows (in thousands):

	2003	2002
Series B Notes in default at December 31, 2003	$9,000	$9,000
Liabilities of discontinued operations subject to compromise	2,936	2,936
Earn-out obligation	1,500	1,268
Accounts payable	1,390	1,390
Other accrued liabilities	1,324	340
Accrued merger and restructuring costs (primarily severance liabilities)	468	468
Other debt obligations	130	130
Legal and professional liabilities	98	98

Total liabilities subject to compromise	$16,846	$15,630

     In addition to the amounts disclosed in the table above, the holders of the CI Series A Preferred Stock and the CI Series B Preferred Stock (collectively the “CI Preferred Stock Holders”) continue to assert claims within the Bankruptcy Cases in the aggregate

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and resolved. If, upon such investigation and/or resolution, it is determined that the amounts shown by the Debtors need to be modified, the company’s consolidated financial statements are adjusted accordingly. In connection therewith, during the year ended December 31, 2003, the company recorded approximately $1.2 million of additional liabilities subject to compromise. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at December 31, 2003 and 2002 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a proximate result of the reorganization. These items include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Legal, accounting and consulting fees	$11,975	$4,731	$12,756
Key employee retention plan expenses	3,329	(40)	1,769
Publishing, mailing and noticing of plans of reorganization	694	—	246
Office of the United States Trustee fees	41	41	41
Interest income	(384)	(457)	(415)

Total reorganization expenses, net	$15,655	$4,275	$14,397

4. DISCONTINUED OPERATIONS

     Prior to January 1, 2000, the company provided ancillary network management services through the Resource Network Subsidiaries, which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations.

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a competing proposed Liquidating Chapter 11 Plan. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications (collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan, which was confirmed by the Bankruptcy Court on December 23, 2003, is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151.

     Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. In connection therewith, Coram separately reflected R-Net’s operating results in its consolidated statements of income as discontinued operations; however, R-Net had no operating activity for the three years ended December 31, 2003. During the years ended December 31, 2003, 2002 and 2001, the company recorded approximately $0.1 million, $0.7 million and $0.3 million, respectively, in losses from disposal of discontinued operations related to certain litigation between the R-Net Creditors’ Committee and the Debtors and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation.

     As of December 31, 2003, the company has provided approximately $27.2 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors’ Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters. See Note 14 for further details regarding the R-Net Creditors’ Committee litigation, the potential impact of the Trustee’s Plan, as modified, and/or the Equity Committee’s Plan (if confirmed by the Bankruptcy Court) and related matters.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the “Coram Restructure Plan”) and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of facilities and the reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees terminated under the plan and (ii) facility closing costs consisting of rent, common area maintenance and utility costs for fulfilling lease commitments at approximately fifteen branch and corporate facilities that were to be closed or downsized. Reserves for facility closing costs are offset by amounts arising from sublease arrangements, but not until such arrangements are in the form of executed contracts. As part of the Coram Restructure Plan, the company informed certain personnel of the estimated closure dates of the affected reimbursement sites and such operations were ultimately closed during the first half of 2001, including the release of approximately 80 employees.

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through December 31, 2003, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

	Charges Through December 31, 2003			Balances at December 31, 2003
				Estimated
				Future Cash	Total
	Cash Expenditures	Non-Cash Charges	Totals	Expenditures	Charges
Caremark Business Consolidation Plan:
Personnel reduction costs	$11,300	$—	$11,300	$—	$11,300
Facility reduction costs	10,437	3,900	14,337	250	14,587

Subtotals	21,737	3,900	25,637	250	25,887
Coram Restructure Plan:
Personnel reduction costs	2,361	—	2,361	104	2,465
Facility reduction costs	1,319	—	1,319	169	1,488

Subtotals	3,680	—	3,680	273	3,953

Totals	$25,417	$3,900	$29,317	523	$29,840

Restructuring costs subject to compromise				(468)

Accrued merger and restructuring costs per the consolidated balance sheet				$55

     During the year ended December 31, 2003, significant items impacting the restructuring reserves that were not subject to compromise are summarized as follows (in thousands):

Balance at December 31, 2002	$190
Activity during the year ended December 31, 2003:
Payments under the plans	(96)
Changes in estimates relative to facility reduction costs	(39)

Balance at December 31, 2003	$55

     Management estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 96% through December 31, 2004, 3% during the year ending December 31, 2005 and 1% during the year ending December 31, 2006.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

	December 31,
	2003	2002
Equipment and other	$23,264	$26,724
Software	14,566	14,223
Furniture and fixtures	7,071	7,178
Leasehold improvements	6,577	5,364
Computer equipment	5,068	7,156
Equipment under capital leases	2,393	41
Work in process (“WIP”)	1,923	5

	60,862	60,691
Less accumulated depreciation and amortization on owned property and equipment	(47,444)	(50,222)
Less accumulated amortization on equipment under capital leases	(221)	(30)

	$13,197	$10,439

     The WIP balance at December 31, 2003 principally includes costs capitalized in accordance with SOP 98-1 (primarily upgrades of Coram’s company-wide information systems) and leasehold improvements at facilities where Coram had not taken occupancy at December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, depreciation and amortization expense on property and equipment aggregated approximately $6.4 million, $7.9 million and $7.6 million, respectively.

7. GOODWILL AND OTHER LONG-LIVED ASSETS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which eliminated the amortization of goodwill and intangible assets with indefinite useful lives and required that such assets be reviewed for impairment at least annually. The company adopted Statement 142 on January 1, 2002. Pursuant to the provisions of Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives.

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

     Statement 142 requires the company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In performing the first step during the initial adoption of Statement 142, management utilized estimates of the enterprise value of the company as of January 1, 2002 and compared such enterprise value estimates to the carrying value of the company’s corresponding net assets as of that date. Based on the results of such test, management concluded that a significant impairment of the company’s goodwill existed. Management then performed the second step of the process described in Statement 142. Determining the amount of the impairment required management to identify the implied fair value of the company’s goodwill. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement value pursuant to a plan or plans of reorganization in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company’s goodwill is premised on several highly judgmental assumptions, including, among other things, the company’s enterprise value and the final disposition of the company’s pre-petition liabilities. The company’s enterprise value at January 1, 2002 was determined based upon a valuation performed by an independent outside valuation firm that considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. Statement 142 requires that the implied fair value of goodwill, determined in a hypothetical purchase price allocation, be compared to the carrying value of such goodwill. Using the valuation report, management established a protocol that was designed to compare the fair value of the company’s implied goodwill to the corresponding amount recognized in the company’s balance sheet at January 1, 2002. As a result of this analysis, the company recognized a transitional goodwill impairment charge of approximately $71.9 million, which, in accordance with Statement 142, was reflected in the consolidated financial statements as the cumulative effect of a change in accounting principle.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Furthermore, due to unfavorable conditions and trends prevalent in the public equity markets throughout 2002, the company’s enterprise value was adversely impacted during that year. As a result, management concluded that an additional goodwill impairment existed at December 1, 2002 (i.e., the date selected to conduct the annual goodwill impairment test prescribed by Statement 142). To determine the company’s enterprise value at such date, management utilized a valuation report prepared by certain independent financial advisors (i.e., investment bankers) engaged by the Chapter 11 trustee. The valuation report prepared by the investment bankers, consistent with the January 1, 2002 report, considered a combination of discounted cash flows, quoted market prices of comparable public companies and comparable business transactions. As a result of the 2002 annual goodwill impairment analysis, which was completed on a basis consistent with the transitional impairment analysis, the company recognized an additional charge of approximately $51.8 million.

     In performing the first step of the Statement 142 goodwill impairment analysis as of December 1, 2003, management utilized estimates of the enterprise value of the company that were predicated upon an updated independent valuation report prepared by the aforementioned investment bankers. Using a methodology consistent with the transitional and December 1, 2002 impairment analyses, the fair value of the company’s implied goodwill was compared to the corresponding carrying value in the company’s balance sheet. Based on the results of such December 1, 2003 analysis, management concluded that no incremental impairment of the company’s goodwill existed.

     The following table presents the change in the carrying amount of goodwill for the year ended December 31, 2002 (in thousands):

Balances at January 1, 2002	$180,871
Transitional impairment charge resulting from the initial implementation of Statement 142	(71,902)
Charge for the impairment of goodwill	(51,783)

Balance at December 31, 2002	$57,186

     Prior to the adoption of Statement 142, the company amortized goodwill on a straight-line basis over 25 years. Through December 31, 2001, the company recorded accumulated goodwill amortization of approximately $97.6 million. Loss before extraordinary items, net income and related earnings per share, adjusted to exclude the amortization of goodwill for the year ended December 31, 2001, is as follows (in thousands, except per share amounts):

Adjusted loss from continuing operations before an extraordinary gain on troubled debt restructuring	$(9,419)
Loss from disposal of discontinued operations	(250)
Extraordinary gain on troubled debt restructuring	20,706

Adjusted net income	$11,037

Adjusted Loss Per Common Share — Basic and Diluted:
Adjusted loss from continuing operations before an extraordinary gain on troubled debt restructuring	$(0.19)
Loss from disposal of discontinued operations	(0.01)
Extraordinary gain on troubled debt restructuring	0.42

Adjusted net income	$0.22

     On an adjusted basis, the company experienced a loss from continuing operations before an extraordinary gain on troubled debt restructuring during the year ended December 31, 2001. Accordingly, the denominator to calculate income (loss) per common share was not increased for common stock equivalents because to do so would be anti-dilutive.

     A reconciliation of reported net income to adjusted net income for the year ended December 31, 2001 is as follows (in thousands):

Reported net income	$1,215
Add back: amortization of goodwill	9,822

Adjusted net income	$11,037

     Prior to the adoption of Statement 142, the carrying value of goodwill and other long-lived assets was reviewed quarterly to determine if any impairment indicators were present. When it was determined that such indicators were present and the review

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicated that the assets would not be recoverable, based on comparing undiscounted estimated cash flows to the carrying value of the underlying assets, such carrying value was reduced to estimated fair value based on discounted cash flow estimates. Similar to Statement 142, impairment indicators included, among other conditions, cash flow deficits; historical or anticipated declines in revenue or operating profit; adverse legal, regulatory or reimbursement developments; or a material decrease in the fair value of some or all of the assets. However, unlike Statement 142, such reviews were performed separately for each of the identifiable markets in which the company operates, and all indefinite and definite long-lived assets associated with an identifiable market were considered together with goodwill for the purpose of such reviews (under Statement 142, goodwill is reviewed separately from other long-lived assets).

     During the year ended December 31, 2001, Coram recognized a charge for the impairment of goodwill and other long-lived assets of approximately $3.3 million. This impairment charge resulted primarily from recurring operating losses or substandard financial performance at the infusion branches to which the associated goodwill and other long-lived assets related. The amount of the impairment charge was determined using forecasted discounted cash flows of those branches with indicators of potential impairment of allocated long-lived assets. The forecasted cash flows were based on earnings before interest expense, income taxes, depreciation and amortization with an effective 8% growth rate, offset by corporate administrative cost allocations with an estimated growth rate of 2%. A discount rate of 10% was used to calculate the net present value of the 25 year forecasted future cash flows and an estimated terminal value.

     Intangible Assets. The principal components of intangible assets other than goodwill are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount (at cost)	Amortization	Amount (at cost)	Amortization
Commercial payer contracts	$13,683	$(13,683)	$13,683	$(13,683)
Patient outcomes database	8,386	(3,711)	8,386	(3,296)
Other intangible assets	302	(217)	302	(123)
Employee noncompete agreements expiring through July 2003	—	—	3,343	(3,342)

Total intangible assets	$22,371	$(17,611)	$25,714	$(20,444)

     Amortization expense related to intangible assets, which is included in selling, general and administrative expenses, was approximately $0.5 million, $1.0 million and $2.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

     The estimated future amortization expense related to intangible assets for each of the years in the five year period ending December 31, 2008 is as follows (in thousands):

Years Ending December 31	Estimated Future Amortization Expense
2004	$501
2005	416
2006	416
2007	416
2008	416

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

	December 31,
	2003	2002
Series B Senior Subordinated Unsecured Convertible Notes (in default at December 31, 2003)	$9,000	$9,000
Specialized Clinical Solutions, Inc. (“SCS”) note payable	1,201	—
Accreditation note payable	51	118
Other	130	130

	10,382	9,248
Less: Debt obligations subject to compromise	(9,130)	(9,130)
Less: Current maturities	(660)	(51)

Long-term debt, less current maturities	$592 (1)	$67

(1)	This amount is due and payable during the year ending December 31, 2005.

     As a result of the Bankruptcy Cases, all remaining debt obligations from the August 8, 2000 filing date have been classified as liabilities subject to compromise in the consolidated balance sheets in accordance with SOP 90-7. Under Chapter 11 of the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. As of August 8, 2000, the company’s principal credit and debt agreements included (i) a Securities Exchange Agreement, dated May 6, 1998 (the “Securities Exchange Agreement”), with Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (collectively the “Holders”) and the related Series A Senior Subordinated Unsecured Notes (the “Series A Notes”) and the Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) and (ii) a Senior Credit Facility with Foothill Income Trust L.P., Cerberus Partners, L.P. and Goldman Sachs Credit Partners L.P. (collectively the “Lenders”) and Foothill Capital Corporation as agent thereunder. Subsequent to the petition date, the Debtors entered into a secured debtor-in-possession financing agreement with Madeleine L.L.C., an affiliate of Cerberus Partners, L.P. (the “DIP Agreement); however, such credit facility expired by its terms on August 31, 2001. Pursuant to the terms and conditions of the aforementioned credit and debt agreements, the company is precluded from paying cash dividends or making other capital distributions. Moreover, the Debtors’ voluntary Chapter 11 filings caused events of default to occur under the Securities Exchange Agreement and the Senior Credit Facility, thereby terminating the Debtors’ ability to make additional borrowings under the Senior Credit Facility through its expiration on February 6, 2001.

     SCS Note Payable. As a result of management’s decision to replace the company’s billing, accounts receivable, clinical and pharmacy information systems, on October 13, 2003 the Bankruptcy Court approved a motion filed by the Chapter 11 trustee authorizing CI to enter into the License and Support Agreement with SCS wherein CI purchased certain SCS software modules and related software licenses (collectively the “SCS Software”) for an aggregate purchase price of approximately $1.6 million. In connection therewith, on December 19, 2003 (i.e., the effective date of the License and Support Agreement) the company paid to SCS approximately $0.3 million and assumed a non-interest bearing note that requires payment of an additional $1.3 million in 23 equal monthly installments commencing on January 18, 2004. The License and Support Agreement contains customary covenants and events of default. Remedies available to SCS if the company is non-compliant with such covenants or triggers an event of default include, but are not limited to, (i) termination of the License and Support Agreement and (ii) the return of the SCS Software and any related documentation to SCS. Additionally, in the event that SCS terminates the License and Support Agreement due to an event of default caused by the company, no amounts previously paid to SCS will be refunded. Management believes that the company will comply with the terms and conditions of the License and Support Agreement; however, there can be no assurances thereof or what remedies, if any, would be pursued by SCS in the event of a default.

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

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Debtor-In-Possession Financing Agreement. Effective August 30, 2000, the Debtors entered into the DIP Agreement, which provided that the Debtors could access, as necessary, a line of credit of up to $40 million for use in connection with the operation of their businesses and the businesses of their subsidiaries. Maximum borrowings were generally equal to the product of: (i) 65% of Net Eligible Accounts Receivable, as defined, and (ii) 95%. The DIP Agreement was secured by the capital stock of the Debtors’ subsidiaries, as well as the accounts receivable and certain other assets held by the Debtors and their subsidiaries. No borrowings were made under DIP Agreement, which expired by its terms on August 31, 2001. To secure the DIP Agreement, the Debtors paid an origination fee of 1% of the total committed line of credit in 2000, plus commitment fees on the unused facility at the rate of 0.5% per annum, payable monthly in arrears, totaling $0.2 million in 2001.

     Securities Exchange Agreement. In April 1998, the Securities Exchange Agreement cancelled a previously outstanding subordinated rollover note, related deferred interest and fees and warrants to purchase up to 20% of the outstanding CHC common stock on a fully diluted basis in exchange for a company payment of $4.3 million and issuance by the company to the Holders of (i) $150.0 million in principal amount of Series A Notes and (ii) $87.9 million in principal amount of 8.0% Series B Notes. Additionally, the Holders of the Series A Notes and the Series B Notes were given the right to approve certain new debt and the right to name one member of the CHC Board of Directors. Such director was elected in June 1998 and reelected in August 1999; however, the designated board member resigned in July 2000 and has not been replaced. On April 9, 1999, the company and the Holders entered into Amendment No. 2 (the “Note Amendment”) to the Securities Exchange Agreement. Pursuant to the Note Amendment, the outstanding principal amount of the Series B Notes became convertible into shares of the company’s common stock at a conversion price of $2.00 per share (subject to customary anti-dilution adjustments) and the interest rate applicable to the Series A Notes increased from 9.875% to 11.5% per annum.

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

     On December 27, 2001, the Bankruptcy Court approved the Debtors’ request to exchange an additional amount of debt and related contractual unpaid interest for CI Series A Preferred Stock in an amount sufficient to maintain compliance with Stark II. In connection therewith, on December 31, 2001 the Securities Exchange Agreement was amended (“Amendment No. 5”) and a second Exchange Agreement was simultaneously executed among the Debtors and the Holders. Pursuant to such arrangements, the Holders agreed to exchange $21.0 million aggregate principal amount of the Series A Notes and approximately $1.9 million of aggregate contractual unpaid interest on the Series A Notes as of December 31, 2001 for approximately 189.6 shares of CI Series A Preferred Stock. Following this second exchange, the Holders retained approximately $40.2 million aggregate principal amount of the Series A Notes. Pursuant to Amendment No. 5, the scheduled June 30, 2001 maturity date of both the Series A Notes and Series B Notes was modified to June 30, 2002. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2001 of approximately $20.7 million.

     On December 31, 2002, with approval from the Bankruptcy Court, the Holders exchanged an additional amount of debt and related contractual unpaid interest for Coram, Inc. Series B Cumulative Preferred Stock in an amount sufficient to maintain compliance with Stark II. Hereafter, the Coram, Inc. Series B Cumulative Preferred Stock is referred to as the “CI Series B Preferred Stock” (see Note 12 for further details regarding the preferred stock). The Securities Exchange Agreement was amended (“Amendment No. 6”) on December 31, 2002 and a third Exchange Agreement was simultaneously executed among the Debtors and

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Holders. Pursuant to such arrangements, the Holders agreed to exchange approximately $40.2 million aggregate principal amount of the Series A Notes, $7.3 million of aggregate contractual unpaid interest on the Series A Notes, $83.1 million aggregate principal amount of the Series B Notes and $16.6 million of aggregate contractual unpaid interest on the Series B Notes for approximately 1,218.3 shares of the CI Series B Preferred Stock. Following this third exchange, the Holders retain $9.0 million aggregate principal amount of the Series B Notes and no Series A Notes. Pursuant to Amendment No. 6, the Series B Notes’ scheduled maturity date of June 30, 2002 was modified to June 30, 2003. Due to the Holders receipt of consideration with a fair value less than the face value of the exchanged principal and accrued interest, the exchange transaction qualified as a troubled debt restructuring pursuant to Statement No. 15. In connection therewith, the company recognized an extraordinary gain during the year ended December 31, 2002 of approximately $123.5 million.

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

     Although the principal amounts under the Series B Notes were not paid on their scheduled maturity date of June 30, 2003 and, as a result, the company is in default of the Securities Exchange Agreement, the Holders are stayed from pursuing any remedies without prior authorization from the Bankruptcy Court. Other than the default for non-payment of principal on the Series B Notes, management believes that at December 31, 2003 the company was substantively in compliance with all other covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether further covenant violations or events of default will occur in future periods and whether any necessary waivers would be granted.

     The Series B Notes are (and the Series A Notes were) scheduled to pay interest quarterly in arrears in cash or, at the election of the company, through the issuance of pari passu debt securities, except that the Holders can require the company to pay interest in cash if the company exceeds a predetermined interest coverage ratio. Notwithstanding the contractual terms of the Securities Exchange Agreement, no cash-basis interest has been paid subsequent to August 8, 2000 due to the ongoing Bankruptcy Cases. Pursuant to the troubled debt restructuring rules promulgated under Statement No. 15 and other accounting rules under SOP 90-7, no interest expense has been recognized in the company’s consolidated financial statements relative to the Series A Notes and the Series B Notes since December 29, 2000.

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

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. CAPITAL LEASE OBLIGATIONS

     Capital lease obligations are as follows (in thousands):

	December 31,
	2003	2002
B. Braun Medical, Inc. (“B. Braun”) pole-mounted infusion pumps	$1,278	$—
Baxter Healthcare Corporation (“Baxter”) ambulatory infusion pumps	1,280	—
Other	108	16

	2,666	16
Less: Current portion	(1,052)	(10)

Capital lease obligations, less current portion	$1,614	$6

     B. Braun Capital Lease Obligation. As a result of management’s decision to replace the company’s entire fleet of pole-mounted infusion pumps, on April 29, 2003 the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee that authorized the company to enter into a three year agreement with B. Braun to lease 1,000 Vista Basic pumps (the “B. Braun Lease Agreement”) and, in connection therewith, such agreement became effective in May 2003. Upon expiration of the B. Braun Lease Agreement, the company has the option to acquire the leased Vista Basic pumps at a bargain purchase price of $1 per pump. The B. Braun Lease Agreement contains customary covenants and events of default, as well as remedies available to B. Braun if the company is in violation thereof, including, but not limited to, (i) termination of the B. Braun Lease Agreement, (ii) return of the leased Vista Basic pumps to B. Braun and/or (iii) payments by the company of any unpaid amounts as of the date of default and all amounts remaining under the unexpired term of the agreement. Management believes that the company will comply with the terms and conditions of the B. Braun Lease Agreement; however, there can be no assurances thereof or what remedies, if any, would be pursued by B. Braun in the event of default.

     Baxter Capital Lease Obligation. On December 22, 2003, the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee that, among other things, authorized the company to enter into a series of lease agreements with Baxter for a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps. In connection therewith, on December 30, 2003 Baxter and the company entered into the first five year agreement wherein 800 pumps were delivered to the company on or about December 31, 2003. Based upon the projected delivery schedule, management anticipates receiving the remaining pumps on or before September 30, 2004, thereby enabling the company to replace its entire existing fleet of Sabratek 6060 Homerun Pumps (see Note 14 for further discussion regarding the company’s aggregate Baxter leasing commitment). Upon expiration of the Baxter lease agreements, title of the pumps will pass to the company. The Baxter lease agreements contain customary covenants and events of default, as well as remedies available to Baxter if the company is in violation thereof, including, but not limited to, requiring the company to immediately pay the remaining outstanding amounts under the lease agreements. Management believes that the company will continue to comply with the terms and conditions of such lease agreements; however, there can be no assurances thereof or what remedies, if any, would be pursued by Baxter in the event of default.

     Future non-cancelable capital lease payments for each of the years in the five year period ending December 31, 2008 and thereafter are as follows (in thousands):

Years Ending December 31
2004	$1,144
2005	885
2006	457
2007	171
2008	195
Thereafter	—

Total minimum lease payments	2,852
Less amounts representing interest	(186)

Present value of capital lease obligations	$2,666

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INCOME TAXES

     For each of the years in the three year period ended December 31, 2003, all of the company’s income tax expense relates solely to continuing operations. Moreover, the components of such income tax expense are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$85	$—	$—
State	160	71	150

Total current	245	71	150

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Income tax expense	$245	$71	$150

     The following table reconciles income taxes calculated at the federal statutory rate to the company’s income tax expense attributable to continuing operations (in thousands):

	Years Ended December 31,
	2003	2002	2001
Federal statutory rate	$701	$(13,420)	$(6,682)
Valuation allowances for deferred income tax assets	(4,495)	6,598	(217)
State income taxes, net of federal income tax benefit	104	46	97
Goodwill impairment	—	14,112	—
Goodwill amortization	—	—	2,541
Reorganization expenses	4,109	1,567	4,255
Interest on the Series A Notes, the Series B Notes and a settlement with the Internal Revenue Service	(483)	(9,023)	—
Meals and entertainment	220	190	153
Alternative minimum taxes	85	—	—
Other	4	1	3

Effective income tax expense rate	$245	$71	$150

     The effective income tax rate of 12.2% for the year ended December 31, 2003 was lower than the federal statutory rate of 35.0% due to the company’s ability to utilize net operating loss carryforwards (“NOLs”) that are fully reserved by a valuation allowance. The effective income tax rates of 0.2% and 0.8% for the years ended December 31, 2002 and 2001, respectively, were higher than the federal statutory rate because the company is not recognizing the deferred income tax benefits of annual losses.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The temporary differences, tax effected, which give rise to the company’s net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$76,711	$76,615
Goodwill	37,320	44,457
Allowances for doubtful accounts	11,207	11,846
Accrued bonuses	7,407	7,426
Other accruals	4,751	2,656
Resource Network Subsidiaries’ reserves	4,447	5,698
Alternative minimum tax credit carryforwards	2,899	2,814
Intangible assets	2,852	3,448
Property and equipment	1,889	1,102
Restructuring costs	1,465	1,709
Accrued vacation	756	637
Accrued interest	125	3,478
Other	1,283	1,367

Total gross deferred tax assets	153,112	163,253
Less valuation allowance	(152,539)	(162,697)

Total deferred tax assets	573	556

Deferred tax liabilities:
Other	(573)	(556)

Total deferred tax liabilities	(573)	(556)

Net deferred tax asset (liability)	$—	$—

     Realization of deferred tax assets is generally dependent upon the company’s ability to generate taxable income in the future. Accordingly, deferred tax assets have been limited to amounts expected to be recovered against deferred tax liabilities that would otherwise become payable in the carryforward period. Furthermore, as management believes that the realization of the balance of deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both December 31, 2003 and 2002.

     At December 31, 2003, the company had NOLs for federal income tax purposes of approximately $194.2 million, which may be available to offset future federal taxable income and expire in varying amounts in the years 2005 through 2023. These NOLs include approximately $22.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $194.2 million of federal NOLs and certain of the company’s state NOLs is uncertain due to rules and regulations covering the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the “CI Series A Preferred Stock”) in December 2001 and December 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”) in December 2002 (see Notes 8 and 12 for further details). As of December 31, 2003, the company had alternative minimum tax (“AMT”) credit carryforwards of approximately $2.9 million, which have an indefinite carryforward period and may be available to offset future federal income taxes.

     CI currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, the issuance of the CI Series A Preferred Stock in December 2000 caused an ownership change at CI for federal income tax purposes. The bankruptcy provisions of IRC Section 382 impose certain limitations on the utilization of NOLs and other tax attributes. Additionally, the extraordinary gains on troubled debt restructurings that resulted from the abovementioned exchanges of CI Series A Preferred Stock and CI Series B Preferred Stock for debt are generally not subject to income tax pursuant to the cancellation of debt provisions in IRC Section 108; however, such extraordinary gains could affect the company’s utilization of NOLs and certain other tax attributes.

     During the year ended December 31, 2002, the company filed refund claims with the Internal Revenue Service (“IRS”) requesting approximately $1.8 million of previously paid AMT (the “AMT Refund”). The AMT Refund has been reflected in the consolidated financial statements and approximately $0.1 million thereof was received by the company in February 2003.

     In January 1999, the IRS completed an examination of the company’s federal income tax return for the year ended September 30, 1995 and proposed substantial adjustments. In May 1999, the company received a statutory notice of deficiency asserting approximately $12.7 million in tax deficiencies, plus interest and penalties to be determined, arising from the proposed IRS

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments. In August 1999, the company filed a petition with the United States Tax Court (the “Tax Court”) contesting the notice of deficiency. The IRS responded to the petition and requested that the petition be denied.

     The company ultimately reached agreement with the IRS and the parties subsequently entered into proposed Decision and Stipulation agreements. Hereinafter, the Decision and Stipulation agreements, as subsequently amended, and the deferred payment plan (as further discussed below) are collectively referred to as the “IRS Settlement.” The IRS Settlement will result in (i) a federal tax liability of approximately $9.9 million, (ii) interest of approximately $10.1 million at December 31, 2003 (approximately $10.4 million at April 9, 2004) and (iii) penalties to be determined by the IRS in accordance with certain statutory guidelines. The federal income tax adjustments will also give rise to certain incremental state tax liabilities. The Joint Committee on Taxation approved the Decision and Stipulation Agreements in September 2002 and the Chapter 11 trustee subsequently approved the IRS Settlement. On October 31, 2003, the Bankruptcy Court granted the Chapter 11 trustee’s motion seeking authorization for the company to enter into the underlying agreements necessary to effectuate the IRS Settlement. Amended Decision and Stipulation Agreements were executed by the company and the IRS in January 2004 and were filed with the Tax Court. As a result, the proceedings in that court were dismissed.

     In October 2002, the company submitted a deferred payment plan to the IRS, which was tentatively accepted by the IRS in April 2003 and was subsequently approved by the Chapter 11 trustee and the Bankruptcy Court. The deferred payment plan contemplates an initial application of the remaining outstanding AMT Refund of approximately $1.7 million against the IRS Settlement amount. Thereafter, the company will make quarterly payments aggregating approximately $0.7 million until such time as the remaining IRS Settlement amount, post-settlement interest and penalties are fully liquidated. Under the terms of the deferred payment plan, interest will accrue at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at April 9, 2004, the corresponding effective interest rate was 7.0%). The consolidated statements of income include approximately $1.3 million, $1.5 million and $1.4 million of interest expense recorded during the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, during the year ended December 31, 2001, changes in estimates related to the aggregate accumulated interest on the projected settlement with the IRS were recognized, resulting in $4.5 million of incremental interest expense.

     In anticipation of the effectuation of the IRS Settlement, including the deferred payment plan, in December 2003 management formally directed the IRS to apply the remaining outstanding AMT Refund to the IRS Settlement amount. In March 2004, the company and the IRS executed the installment agreement underlying the IRS Settlement. Moreover, subsequent to December 31, 2003 the company paid approximately $2.2 million to the IRS in order to provide for three quarterly installments under the installment agreement.

     Management’s estimate of the future principal payments under the IRS Settlement for each of the years in the five year period ending December 31, 2008 and thereafter are as follows (in thousands):

Years Ending December 31,
2004	$4,355	(1)
2005	1,767
2006	1,905
2007	2,053
2008	2,211
Thereafter	7,679

Total payments and related outlays	$19,970

(1)	This amount includes the remaining outstanding AMT Refund of approximately $1.7 million, which is expected to be applied against the IRS Settlement amount during the year ending December 31, 2004.

11. RELATED PARTY TRANSACTIONS

     A director of the company also served on the Board of Directors of Sabratek Corporation (“Sabratek”) from October 1992 through August 23, 1999. Sabratek filed for Chapter 11 bankruptcy protection on December 17, 1999 and, in connection therewith, Coram filed a $1.3 million proof of claim in Sabratek’s bankruptcy proceedings for vendor rebates earned but not paid. In January 2000, the assets and certain liabilities of Sabratek’s Device Business were acquired by Baxter Healthcare Corporation (“Baxter”). Baxter subsequently filed a proof of claim of approximately $0.3 million in the Bankruptcy Cases for products purchased from Sabratek. On April 19, 2001, the Bankruptcy Court confirmed Sabratek’s Second Amended Joint Plan of Liquidation and, in connection therewith, liquidation proceedings are ongoing. No assurances can be given regarding the recoverability of the company’s

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claim against Sabratek. Notwithstanding the separate proofs of claim filings, Baxter and the company have an ongoing business relationship.

     The company’s former Chairman, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm from which the company purchased services. Mr. Crowley’s employment with the company terminated effective March 31, 2003. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Through March 31, 2003, DHS continued to bill the company the actual costs it attributed to DHS’ Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at the aforementioned Sacramento, California location where certain company employees and consultants remain. The rent, including parking and certain utilities, is approximately $8,000 per month. During the year ended December 31, 2003, approximately $118,000 was paid to DHS in connection with the aforementioned arrangements. Subsequent to December 31, 2003 and through April 9, 2004, approximately $32,000 was paid to DHS for such costs. Additionally, the company paid approximately $0.3 million to DHS for each of the years ended December 31, 2002 and 2001 for reimbursable costs.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley wherein, subject to certain material terms and conditions, Mr. Crowley would have a claim for $1.8 million following the successful refinancing of the company’s debt. In connection therewith and the December 2000 debt to preferred stock exchange transaction discussed in Notes 3 and 8, the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as a plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Mr. Crowley also has claims for performance bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million based on overall company performance under the related Management Incentive Plans. Mr. Crowley also participated in the company’s key employee retention plans. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in future litigation. Moreover, the Trustee’s Plan, as modified, proposes to reject Mr. Crowley’s employment agreement with the company. Management cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the consolidated financial statements, will result from a confirmed plan or plans of reorganization.

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

     See Note 3 for discussion of certain Equity Committee actions taken against Mr. Crowley in the Bankruptcy Court.

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

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. As more fully discussed in Note 3, Mr. Adams has assumed the company’s Board of Directors’ management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader Harrison”) to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. For the years ended December 31, 2003 and 2002, the company recorded aggregate

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation and reimbursable expenses for Mr. Adams of approximately $165,000 and $74,000, respectively. In addition, the company recorded aggregate professional fees and reimbursable expenses during the years ended December 31, 2003 and 2002 for Schnader Harrison of approximately $3,910,000 and $1,415,000, respectively. Through April 9, 2004, the company paid $193,566 to Mr. Adams for compensation and reimbursable expenses incurred from March 7, 2002 to November 30, 2003. Moreover, through April 9, 2004, the company paid $4,930,310 to Schnader Harrison for professional services rendered and reimbursable expenses incurred from March 7, 2002 to November 30, 2003. The amounts paid to Mr. Adams and Schnader Harrison are net of certain holdbacks available to the company pursuant to Chapter 11 of the Bankruptcy Code.

12. MINORITY INTERESTS

     The following summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

	December 31,
	2003	2002
Preferred stock of Coram, Inc.	$5,538	$5,538
Majority-owned companies	972	677

Total minority interests	$6,510	$6,215

     On December 29, 2000, CI, a wholly-owned subsidiary of Coram Healthcare Corporation, executed an Exchange Agreement with the parties to CI’s Securities Exchange Agreement (collectively the “Holders”) (see Note 8 for further details) to exchange approximately $97.7 million of the Series A Notes and approximately $11.6 million of contractual but unpaid interest on the Series A Notes and the Series B Notes in exchange for 905 shares of CI Series A Cumulative Preferred Stock, $0.001 par value per share (this preferred stock class is hereinafter referred to as the “CI Series A Preferred Stock”). Such shares of CI Series A Preferred Stock were issued to the Holders on a pro rata basis. Through an independent valuation, it was determined that the 905 shares of CI Series A Preferred Stock had a fair value of approximately $6.1 million.

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

     On December 31, 2002, CI executed a third Exchange Agreement with the Holders (see Note 8 for further details) to exchange approximately $40.2 million of the Series A Notes, $7.3 million of contractual but unpaid interest on the Series A Notes, $83.1 million of the Series B Notes and $16.6 million of contractual but unpaid interest on the Series B Notes for approximately 1,218.3 shares of a new class of CI preferred stock that is subordinate to the CI Series A Preferred Stock. Such new class of preferred stock (i.e., the CI Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”), $0.001 par value per share ) was issued on a pro rata basis to the Holders. Through an independent valuation, it was determined that the 1,218.3 shares of CI Series B Preferred Stock had no value on the date of issuance (principally due to the subordination to the CI Series A Preferred Stock).

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Hereinafter the CI Series A Preferred Stock and the CI Series B Preferred Stock are collectively referred to as the CI Preferred Stock. A summary of the CI Preferred Stock activity and related liquidation preference values through December 31, 2003 is as follows (in thousands, except share amounts):

	CI Series A Preferred Stock		CI Series B Preferred Stock
		Liquidation		Liquidation
	Shares	Preferences	Shares	Preferences
Balances at January 1, 2001	905.0	$109,326	—	$—
Dividends In-Kind	146.5	17,700	—	—
Shares issued pursuant to the Exchange Agreement dated December 31, 2001	189.6	22,901	—	—

Balances at December 31, 2001	1,241.1	149,927	—	—
Dividends In-Kind	210.5	25,428	—	—
Shares issued pursuant to the Exchange Agreement dated December 31, 2002	—	—	1,218.3	147,171

Balances at December 31, 2002	1,451.6	175,355	1,218.3	147,171
Dividends In-Kind	233.7	28,228	196.1	23,691

Balances at December 31, 2003	1,685.3	$203,583	1,414.4	$170,862

     The authorized CI Preferred Stock consists of 10,000 shares, of which 2,500 shares are designated as CI Series A Preferred Stock and 2,500 shares are designated as CI Series B Preferred Stock. The only shares issued and outstanding at December 31, 2003 are those issued to the Holders pursuant to the three aforementioned Exchange Agreements and any corresponding in-kind dividends. So long as any shares of the CI Preferred Stock are outstanding, the Holders are entitled to receive preferential dividends at a rate of 15% per annum on the liquidation preference amounts. Dividends are payable on a quarterly basis on the last business day of each calendar quarter. Prior to the effective date of a plan or plans of reorganization, dividends are to be paid in the form of additional shares of CI Preferred Stock having a liquidation preference amount equal to such dividend amount. Subsequent to the effective date of a plan or plans of reorganization, dividends will be payable, at CI’s election, in cash or shares of CI common stock having a fair value equal to such cash dividend payment, as determined by a consensus of investment banking firms acceptable to the Holders. In the event of default, the dividend rate on the CI Preferred Stock shall increase to 16% per annum until such time that the event of default is cured. During the year ended December 31, 2002, an event of default occurred whereby CI was required to pay in-kind dividends at the aforementioned default rate for the nine months ended September 30, 2002. All CI Preferred Stock dividends are to include tax indemnities and gross-up provisions (computed subsequent to the company’s tax fiscal year end in connection with the preparation of the company’s income tax returns) as are customary for transactions and securities of this nature.

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

     On April 12, 2002, the Holders executed a waiver, whereby they agreed to permanently and irrevocably waive their rights to collectively exercise, upon the occurrence of a triggering event, in excess of 49% of the voting rights of the aggregate of all classes of common and preferred shares and any other voting securities of CI (the “Waiver”), regardless of the number of CI Preferred Stock shares issued and outstanding. Additionally, pursuant to this permanent and irrevocable waiver of rights, the Holders waived their rights to collectively elect or appoint a number of directors that constitutes half or more of the total number of CI directors. Alternatively, if the holders of the CI Preferred Stock elect no Board of Directors’ representation, then, solely through the CI Series A

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock, each of the three Holders shall have the right to appoint an observer to CI’s Board of Directors. The Waiver can only be modified or amended with the written consent of the Debtors. In connection with the third Exchange Agreement, the provisions of the Waiver were formally incorporated into the Second Certificate of Amendment of Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Coram, Inc. Accordingly, subsequent to the occurrence of a triggering event, each share of CI Preferred Stock will be entitled to one vote and shall entitle the holder thereof to vote on all matters voted on by the holders of CI common stock, voting together as a single class with other shares entitled to vote, at all meetings of the CI stockholders. At December 31, 2003, the Holders maintained contingent voting rights aggregating 49% of CI’s total voting power. As of such date, upon the occurrence of a triggering event, the Holders would also have had the right to appoint three of the seven directors to CI’s Board of Directors (a quorum in meetings of the Board of Directors would have been constituted by the presence of a majority of the directors, at least two of whom must have been directors appointed by the Holders). Prior to the occurrence of a triggering event, solely through the CI Series A Preferred Stock, the Holders have the right to appoint two directors to CI’s Board of Directors.

     The CI Preferred Stock is redeemable at the option of CI, in whole or in part, at any time, on not less than thirty days prior written notice, at the liquidation preference amount plus any contractual but unpaid dividends. Redemption may only be made in the form of cash payments.

     As of March 31, 2004, the aggregate CI Preferred Stock liquidation preference was approximately $388.6 million.

13. STOCK-BASED COMPENSATION

     In connection with the company’s formation, it assumed certain outstanding obligations under stock option and stock purchase plans of its predecessor companies. In addition, the company implemented the 1994 Coram Healthcare Corporation Stock Option/Stock Issuance Plan (the “1994 Plan”) and the Coram Employee Stock Purchase Plan (the “Purchase Plan”). However, effective December 31, 2003, both the 1994 Plan and the Purchase Plan expired by their own terms.

     The 1994 Plan contained three separate incentive programs that provided for the granting of stock options to certain officers, key employees, consultants and non-employee members of the company’s Board of Directors. The 1994 Plan authorized the granting of options for up to 10.0 million shares of the company’s common stock. However, upon its December 31, 2003 expiration, the number of common shares reserved for future issuance was reduced to the equivalent number of options granted and outstanding (i.e., approximately 4.0 million shares at December 31, 2003). Options granted under the 1994 Plan constituted either incentive stock options, non-statutory options or stock appreciation rights based on the type of incentive program utilized. For each of the incentive programs, options were granted at exercise prices ranging from 85% to 100% of the fair market value of the company’s stock at the date of grant. All options granted expire ten years from the date of grant and become exercisable at varying dates depending upon the incentive program utilized. Until the appointment of the Chapter 11 trustee, the 1994 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to determine the employees to whom awards would be made and the incentive program to be utilized.

     Common stock reserved for future issuance includes approximately 1.0 million shares related to stock options that have been awarded outside of the 1994 Plan.

     As discussed in Note 2, the company elected to account for its employee stock-based compensation plans in accordance with the provisions of APB 25 and disclose the pro forma impact of accounting for employee stock-based compensation plans pursuant to the fair value-based provisions of Statement 123. Accordingly, no Statement 123 compensation expense has been recognized for the company’s stock-based compensation plans in the consolidated financial statements. Pro forma information regarding net income and net income per common share is required by Statement 123 and has been determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that accounting pronouncement. No stock options were granted during the three year period ended December 31, 2003; however, in years prior thereto, the company utilized the Black-Scholes multiple option pricing model to estimate the fair value of its employee stock options.

     The Black-Scholes multiple option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company’s stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of the company’s employee stock options.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of the company’s stock option activity and related information for the years ended December 31 is as follows (in thousands, except per share amounts):

	2003		2002		2001
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding — beginning of year	6,038	$2.15	6,233	$2.15	7,341	$2.18
Forfeited	(1,056)	0.79	(195)	2.04	(1,108)	2.36

Outstanding — end of year	4,982	2.44	6,038	2.15	6,233	2.15

Exercisable at the end of the year	4,970		5,818		5,099

     Exercise prices for options outstanding and the weighted average remaining contractual life of those options at December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average		Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.33 – $0.69	575,000	6.16	$0.58	562,915	$0.58
0.81 – 1.69	783,500	5.52	1.12	783,500	1.12
2.00 – 2.25	695,750	4.85	2.14	695,750	2.14
2.38 – 2.63	685,730	2.98	2.59	685,730	2.59
3.40 – 3.40	2,200,000	1.78	3.40	2,200,000	3.40
4.38 – 4.94	42,500	3.53	4.90	42,500	4.90

0.33 – 4.94	4,982,480	3.48	2.44	4,970,395	2.44

     Prior to the formation of the company, certain of the company’s predecessor companies issued warrants to purchase 1,193 shares of the company’s common stock at $12.58 per share. Such warrants remain outstanding and have no expiration date.

     Pursuant to the terms of the Equity Committee’s Plan, the abovementioned stock options and warrants will be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Under the Trustee’s Plan, as modified, the company’s stock options and warrants, as well as the underlying common stock of such equity instruments, will not be allowed equity interests if such plan of reorganization is ultimately confirmed by the Bankruptcy Court. Management cannot predict the effect on the company’s outstanding stock options and warrants of another plan or plans of reorganization, if any, put forth by an interested party.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. COMMITMENTS AND CONTINGENCIES

     The table below summarizes the company’s operating lease, purchase and other commitments for the years ending December 31 (in thousands):

		Purchase
	Operating	Commitments and
Years Ending December 31,	Leases	Other Obligations	Totals
2004	$9,565	$46,655	$56,220
2005	7,762	41,713	49,475
2006	5,340	3,606	8,946
2007	4,102	3,682	7,784
2008	3,001	3,615	6,616
Thereafter	1,918	584	2,502

Totals	$31,688	$99,855	$131,543

     The company’s long-term debt and capital lease obligations are not included in the above table but are discussed in Notes 8 and 9, respectively. Additionally, excluded from the above table are open purchase orders in the normal course of business.

     Leases. The company leases office and other real property and equipment under various operating leases. Such operating leases provide for monthly rental payments, including real estate taxes and other operating costs. Total rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $9.8 million, $9.8 million and $9.7 million, respectively, exclusive of amounts charged to restructuring reserves. Operating lease obligations in the above table include approximately $0.2 million accrued as part of the restructuring costs under the Caremark Business Consolidation Plan and the Coram Restructure Plan (see Note 5 for further details). Certain operating leases of the company provide for standard escalations of lease payments as the lessors’ maintenance costs and taxes increase. As a result of the Bankruptcy Cases, certain lease agreements are subject to automatic stay provisions, which preclude the parties to such agreements from taking remedial action in response to any defaults. Moreover, no amounts are included in the above table for lease rejections that have been approved by the Bankruptcy Court.

     Purchase and Other Commitments. On April 29, 2003, the Bankruptcy Court approved a motion that allowed the company to assume an agreement with B. Braun Medical, Inc (“B. Braun”) to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement and, accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.5 million at April 9, 2004, would have a material adverse effect on the company’s financial position, liquidity and results of operations.

     Effective September 24, 2003, the company entered into the Second Amendment to Hemophilia Product Volume Commitment Agreement with Baxter Healthcare Corporation (“Baxter”) wherein certain minimum blood product purchase commitments have been established. In connection therewith, the company is required to purchase blood products aggregating approximately $17.8 million and $20.7 million during the years ending December 31, 2004 and 2005, respectively (collectively the “Minimum Annual Blood

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Products Commitment”). For the year ended December 31, 2003, the company did not meet certain individual product components of its annual blood products commitment for such measurement period; however, effective March 31, 2004, Baxter waived all penalties and rights of action for the 2003 purchasing shortfall. Based upon current forecasts, management does not anticipate that the company will attain the Minimum Annual Blood Products Commitment for certain individual products during the years ending December 31, 2004 and 2005. If such purchasing shortfalls occur, Baxter will have the right to, among other things, assert monetary damages for lost profits. Management is currently negotiating with Baxter in an effort to restructure the agreement whereby future purchasing commitments will be realigned. Although there can be no assurances of success in these negotiations, management believes that the ultimate outcome thereof and the corresponding realignment of the Minimum Annual Blood Products Commitment will not have a materially adverse impact on the company’s financial position or liquidity.

     The Food and Drug Administration recently approved clinical use of Aralast™, which is a new drug used in the treatment of a rare genetic lung disorder known as Alpha-1 Antitrypsyn Deficiency. Baxter, the exclusive Aralast manufacturer, selected the company as one of only three initial national distributors of such drug. As a result, Baxter and the company entered into a purchase agreement (the “Purchase Agreement”) wherein Baxter agreed to sell Aralast to the company on favorable terms and conditions and the company committed to minimum purchases of approximately $2.6 million (the “Minimum Aralast Commitment”) during the period June 2, 2003 through December 31, 2003. The Purchase Agreement provided that, in the event that the company failed to meet the Minimum Aralast Commitment for any reason, other than a force majeure or Baxter’s termination of the Purchase Agreement without cause, Baxter would invoice the company a percentage of the difference between actual purchases and the Minimum Aralast Commitment. For the year ended December 31, 2003, the company did not meet the Minimum Aralast Commitment; however, in February 2004, Baxter and the company entered into a new purchase agreement (the “New Aralast Purchase Agreement”) wherein each party waived all penalties and claims for damages arising under the Purchase Agreement, including those related to the 2003 purchasing shortfall. Under the terms of the New Aralast Purchasing Agreement, the company committed to minimum purchases of approximately $2.5 million and $2.6 million during the years ending December 31, 2004 and 2005, respectively (the “New Aralast Commitment). If the New Aralast Commitment is not satisfied and Baxter seeks damages, it could result in a materially adverse effect on the company’s liquidity and results of operations. Management can provide no assurances that Baxter will grant any future purchasing shortfall waivers in the event that the company does not meet the New Aralast Commitment.

     Effective March 23, 2004, Baxter and the company entered into an agreement wherein certain minimum intravenous immunoglobulin (“IVIG”) product purchase commitments have been established. In connection therewith, the company is required to purchase certain IVIG products aggregating approximately $12.2 million and $12.8 million during the years ending December 31, 2004 and 2005, respectively (collectively the “Minimum IVIG Products Commitment”). In the event that the company fails to meet the Minimum IVIG Products Commitment for any reason, other than a force majeure or Baxter’s termination of the agreement without cause, Baxter will have the right to invoice the company a percentage of the difference between actual purchases and the annual Minimum IVIG Products Commitment. Management believes that the purchases required to meet the Minimum IVIG Products Commitment will reasonably match the expected needs of the company’s patients. However, if a purchasing shortfall occurs, the company’s financial position, liquidity and results of operations could be adversely affected.

     CHC entered into a six year agreement with Becton Dickinson and Company (“Becton Dickinson”) for the purchase of medical supplies (the “Becton Dickinson Supply Agreement”). Such agreement terminates on July 31, 2004 and establishes minimum annual purchase commitments during the term of the agreement (the “Minimum Annual Supply Commitment(s)”), which aggregate approximately $19.5 million. In the event that the company does not meet the Minimum Annual Supply Commitments for any reason, other than a force majeure, Becton Dickinson may assess penalties in an amount equal to 20% of the difference between the Minimum Annual Supply Commitment and actual purchases. Additionally, upon early termination of the Becton Dickinson Supply Agreement, Becton Dickinson is entitled to a pro rata termination penalty based on the unexpired term of the agreement. At December 31, 2003 and April 9, 2004, the company’s aggregate remaining purchase commitments under the Becton Dickinson Supply Agreement were approximately $3.6 million and $2.4 million, respectively. Based on purchases through April 9, 2004 and expected product demand, management anticipates an aggregate $1.2 million Minimum Annual Supply Commitment shortfall at the termination of the Becton Dickinson Supply Agreement. Historically, when the company did not meet a Minimum Annual Supply Commitment in a given year, Becton Dickinson did not impose penalties; however, there are no assurances that this practice will continue or that Becton Dickinson will not retrospectively review the company’s financial performance under the contract. Currently, management is working with Becton Dickinson to remedy the historical and projected Minimum Annual Supply Commitment shortfalls. If Becton Dickinson successfully asserts penalties, the company’s financial position, liquidity and results of operations could be materially adversely affected.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     As discussed in Note 9, in December 2003 the company entered into the first five year agreement in a series of Baxter lease agreements to lease a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps. In February 2004, the company received 900 pumps and, contingent upon availability, management anticipates receiving the remaining pumps on or before September 30, 2004 for an aggregate capital lease commitment of approximately $7.0 million. Pursuant to the terms of the Baxter lease agreements, the company is required to pay (i) 50% of the cost upon delivery of the pumps and (ii) the balance, plus financing costs, in monthly installments over the five year term of the agreement.

     As discussed in Note 8, in December 2003 CI entered into the License and Support Agreement with SCS to acquire the SCS Software. Under the terms of such agreement, the company is also obligated for approximately $0.3 million in software maintenance support fees, payable in 24 equal monthly installments commencing on September 19, 2004. The Bankruptcy Court order allowing CI to enter into the License and Support Agreement also authorized CI to enter into the Software Development Agreement with SCS wherein SCS and the company will jointly develop enhancements to the SCS Software to accommodate the company’s current and future requirements. Due to the preliminary stages of the project, the aggregate costs of any future developmental enhancements, if any, are currently unknown.

     Letters of Credit. In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of both the CI Series A Preferred Stock and the CI Series B Preferred Stock). At December 31, 2003, the company had one letter of credit for approximately $0.3 million that matures in December 2004 and is fully secured by interest-bearing cash deposits held by Wells Fargo.

     Guarantees and Indemnifications. In May 2003, one of the company’s unconsolidated joint ventures and a related affiliate (collectively the “Joint Venture”) entered into a five year real property lease in connection with the consolidation of two existing Joint Venture locations into one new facility. CI and its Joint Venture partner have jointly and severally guaranteed the Joint Venture’s financial performance under such real property lease. As of April 9, 2004, the maximum amount of future payments CI could be required to make through the termination of the real property lease (exclusive of any amounts potentially recoverable from CI’s Joint Venture partner) was (i) approximately $0.2 million for recurring monthly lease payments and (ii) certain other presently undeterminable contingent amounts such as utility costs, common area maintenance charges and landlord legal fees necessary to assert his rights; however, management estimates such miscellaneous contingent amounts to be nominal. The fair value of CI’s guarantee has been estimated by management to be less than $0.1 million and has been accrued as a long-term liability in the company’s consolidated financial statements in accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In subsequent periods, management will evaluate and adjust the aforementioned liability in relation to the changes in the estimated fair value of the guarantee at such future date.

     In connection with divestitures of certain operating assets and businesses in prior years, two separate CI subsidiaries provided the acquirers of such operating assets and businesses with indemnifications for certain contingent regulatory liabilities that might arise in connection with the pre-divestiture activities. As of April 9, 2004, the maximum amount of potential future payments the CI

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries could be required to make under these indemnification agreements aggregated approximately $0.2 million, which would be partially offset by a nominal amount of escrowed funds. No amounts have been accrued in the company’s consolidated financial statements in connection with such indemnification agreements because management considers the probability of payment to be remote and, accordingly, the fair value of the indemnifications are nominal.

     The primary obligor of the Series B Notes is CI; however, such liabilities are guaranteed by CHC and substantially all of its subsidiaries (see Note 8 for further details of the Series B Notes). The B. Braun and Baxter capital lease agreements discussed in Note 9 were executed by a non-debtor subsidiary but the obligations are guaranteed by the Debtors and CI, respectively. Additionally, CHC, CI and certain of their subsidiaries are parties to various real property and personal property operating lease agreements. In certain circumstances, individual members of the Coram consolidated group have provided guarantees to third party lessors on behalf of, or for the benefit of, the primary Coram obligor.

     Employee Benefit Plans. Upon the company’s formation, certain predecessor company employee benefit plans were merged into one defined contribution benefit plan sponsored by the company. Under the provisions of the company’s plan, eligible employees include individuals over the age of 21 who have completed six months of benefit-eligible service with the company. Effective October 1, 1999, the defined contribution benefit plan was amended to make the employer match discretionary and, in connection therewith, no matching contributions have been made since the plan amendment date. Employee contributions vest immediately and the company’s matching contributions vest over a five year period. All matching contributions prior to October 1, 1999 were in the form of CHC common stock.

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

     After the Debtors’ exclusivity period to file their own plan or plans of reorganization terminated, on December 19, 2002 the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended. The Equity Committee’s Plan incorporates a variation of the aforementioned proposed derivative lawsuit. Additionally, on May 2, 2003 the Chapter 11 trustee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended and modified. The Trustee’s Plan, as modified, includes, among other things, the settlement of certain claims against the company’s noteholders. Each of the Trustee’s Plan, as modified, and the Equity Committee’s Plan is subject to, and contingent upon, confirmation by the Bankruptcy Court. Management cannot predict whether or not the Trustee’s Plan, as modified, or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization. See Note 3 for further discussion of the proposed plans of reorganization.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Resource Network Subsidiaries’ Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case No. 99-2888 (MFW) and Case No. 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a proposed Liquidating Chapter 11 Plan. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications (collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan, which was confirmed by the Bankruptcy Court on December 23, 2003, is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151.

     The Resource Network Subsidiaries maintain claims against each of the Debtors’ estates and the company maintains claims against the Resource Network Subsidiaries’ estate. Additionally, the R-Net Creditors’ Committee filed a motion to lift the automatic stay in the Debtors’ bankruptcy proceedings. On June 6, 2002, the Bankruptcy Court granted such motion, thereby allowing the R-Net Creditors’ Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation and Foothill Income Trust, L.P. (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors initially objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. On January 10, 2003, the United States District Court for the District of Delaware (the “District Court”) granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. On May 21, 2003, the District Court entered an order staying the aforementioned proceedings, pending approval by the Bankruptcy Court in the Bankruptcy Cases of a certain proposed settlement agreement that is discussed in further detail below. Moreover, on September 26, 2003, the District Court dismissed without prejudice to renew (subject to the successful resolution of the proposed settlement agreement) certain motions filed by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any insurance coverage for its directors and officers.

     The Trustee’s Plan, as modified, proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer (the “R-Net Restructuring Officer”). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan, as modified, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries’ bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries’ bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Restructuring Officer. In connection with such conditions precedent, (i) on August 29, 2003 the Bankruptcy Court approved a motion filed jointly by the R-Net Restructuring Officer and the R-Net Creditors’ Committee in the Resource Network Subsidiaries’ bankruptcy proceedings requesting approval of the R-Net Settlement Agreement, (ii) on December 23, 2003 the Bankruptcy Court confirmed R-Net’s plan of liquidation and (iii) on September 10, 2003 the Internal Revenue Service withdrew its proof of claim from the Resource Network Subsidiaries’ bankruptcy proceedings. However, management cannot predict the outcome of the confirmation hearings on the Trustee’s Plan, as modified, nor can management readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

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

     On August 25, 2003, the Chapter 11 trustee and TBOB entered into the Settlement Agreement and Mutual Release (the “TBOB Settlement Agreement”). The TBOB Settlement Agreement proposes resolution of the aforementioned matters by fixing and allowing TBOB’s claim against CHC at $1.5 million, plus interest, under certain circumstances, at the applicable federal judgment rate. In connection therewith, during the year ended December 31, 2003 the company increased its liabilities subject to compromise by approximately $0.2 million to reflect the full TBOB Settlement Agreement amount. The TBOB Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of either the Trustee’s Plan, as modified, or the Equity Committee’s Plan on or before December 31, 2003. As no plan of reorganization was confirmed before the prescribed date, TBOB may, at its sole discretion, (i) elect to extend the deadline for a period up to and including December 31, 2004 or (ii) seek allowance of its original claim amount against CHC; however, if TBOB does seek allowance of its original claim amount, the Chapter 11 trustee is permitted to seek a reduction of such claim to an amount lower than the $1.5 million settlement amount included in the TBOB Settlement Agreement. On October 22, 2003, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee wherein, solely for voting on the plans of reorganization, TBOB will be considered to hold an allowed general unsecured claim in the amount of $1.5 million.

     In the event that the TBOB Settlement Agreement is not consummated, additional liabilities may result from post-petition interest on the final scheduled earn-out payment and/or the aforementioned TBOB allegations. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.6 million and $0.7 million at December 31, 2003 and April 9, 2004, respectively, using the contractual interest rate of 18%, has not been recorded in the company’s consolidated financial statements because TBOB’s original claim for interest may ultimately not be sustainable (moreover, both the Trustee’s Plan, as modified, and the Equity Committee’s Plan propose to pay no more than the federal judgment interest rate, if certain conditions are satisfied). Management does not believe that final resolution of this matter will have a material adverse impact on the company’s financial position or results of operations.

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

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The company and its subsidiaries are also parties to various other actions arising out of the normal course of their businesses, including, among other things, employee claims, employee incentive compensation disputes and reviews of cost reports and billings submitted to Medicare. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the company’s financial position, results of operations or liquidity.

     Regulatory Audits and Reviews. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. Specifically, the Centers for Medicare & Medicaid Services (“CMS”), Medicare and state Medicaid agencies, as well as their fiscal intermediaries, periodically conduct payment reviews or audits of claims for services provided to their beneficiaries. In connection therewith, one such audit by Kansas Medicaid identified that certain of the company’s claims were subject to recoupment; however, as part of the resolution of this matter, Kansas Medicaid permitted the company to correct and resubmit some of the claims identified during the audit. As a result of the Kansas Medicaid audit findings, other state Medicaid audits and related matters, in 2003 and 2004 management conducted an internal review of the company’s Medicaid billing and reimbursement practices. Such internal review yielded additional errors. Accordingly, during the year ended December 31, 2003 the company recognized estimated net unfavorable revenue adjustments of approximately $3.2 million that related to periods prior to 2003. Included in other current and accrued liabilities in the company’s consolidated balance sheets at December 31, 2003 and 2002 were approximately $7.7 million and $3.4 million, respectively, of reserves for regulatory matters. Such estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. To the extent that specific Medicaid refund and rebilling opportunities have been identified, the company has expeditiously processed such transactions. Moreover, management is taking corrective actions to remedy certain internal control deficiencies identified as part of its review of the company’s Medicaid billing and reimbursement practices.

     In April 2003, the company was served with a subpoena from a Statewide Grand Jury pertaining to claims paid to the company for two Rhode Island Medicaid beneficiaries. After reviewing the underlying circumstances, the company and the State of Rhode Island have agreed in principle to a settlement arrangement in order to resolve all outstanding matters related thereto. Management does not believe that such pending settlement arrangement will include the imposition of sanctions or other regulatory compliance requirements. The monetary amount resulting from the pending settlement arrangement has been recognized in the company’s consolidated financial statements for the year ended December 31, 2003.

     The financial impact of regulatory matters beyond what has already been recognized by the company, if any, is currently unknown. In the event that Medicare and Medicaid investigative matters or similar reviews/audits by other agencies result in adverse findings, the company could face civil, criminal and/or regulatory actions, sanctions and/or penalties that, in the aggregate, could be material to its business, financial position, results of operations and liquidity.

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed a lawsuit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively “Caremark”), Caremark assigned and transferred to the company all of Caremark’s claims and causes of action against Caremark’s independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois; however, the case is still in the discovery stage and no trial date has been scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers. The Trustee’s Plan, as modified, provides that any net recovery in this matter, as defined in such plan of reorganization, will be distributed (i) to the holders of allowed general unsecured claims on a pro rata basis in an amount equal to interest accrued at the federal judgment interest rate and (ii) then to certain holders of CHC equity interests on a pro rata basis. The Equity Committee’s Plan retains any net recovery from this matter in the reorganized company.

     Insurance. The services performed and products sold by the company involve an inherent risk of professional and product liability. While the company maintains insurance coverage consistent with industry practices and at amounts deemed appropriate by management, there can be no assurances that the amount of such insurance will satisfy claims made against Coram or that the company will be able to obtain insurance in the future in amounts adequate to meet its needs. Claims in excess of the company’s insurance coverage or the inability to obtain/maintain adequate levels of insurance coverage could have a materially adverse effect on the company’s business, results of operations and liquidity.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician’s family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC’s common stock. Stark II includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 8 for further details), at December 31, 2003 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2004.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if CHC’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare and Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 24% of the company’s consolidated net revenue for each of the years ended December 31, 2003, 2002 and 2001 relates to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a material adverse effect on the company’s financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could have a materially adverse effect on the company’s business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Primarily due to their short-term nature and, in some circumstances, variable interest rates, the company’s financial instruments (excluding long-term debt and liabilities subject to compromise) are reflected in the consolidated financial statements at amounts approximating their fair value.

     The company’s ability to borrow is limited; however, as discussed in Note 8, during the year ended December 31, 2003 the company purchased the SCS Software and financed the acquisition with a two year non-interest bearing note (the “SCS Note”). Management believes that, at December 31, 2003, the SCS Note carrying value of approximately $1.2 million approximates its fair value. The fair value estimate was determined by applying a range of discount rates to the future scheduled minimum payments.

     At December 31, 2003 and 2002, the company’s liabilities subject to compromise had carrying values of approximately $16.8 million and $15.6 million, respectively. The ultimate amount and the settlement terms for such liabilities will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee and the Bankruptcy Court. Therefore, it is not possible to fully or completely estimate their fair value due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities. See Note 3 for further details.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. QUARTERLY RESULTS (in thousands, except per share data) (unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003
Net revenue	$119,737	$123,318	$120,345	$113,096

Gross profit	$32,216	$37,005	$35,857	$27,062

Income (loss) from continuing operations	$(3,390)	$2,166	$4,406	$(1,422)
Income (loss) from disposal of discontinued operations	13	(2)	(2)	(97)

Net income (loss)	$(3,377)	$2,164	$4,404	$(1,519)

Income (Loss) Per Common Share:
Basic and Diluted (1):
Income (loss) from continuing operations	$(0.07)	$0.04	$0.09	$(0.03)
Loss from disposal of discontinued operations	—	—	—	—

Net income (loss)	$(0.07)	$0.04	$0.09	$(0.03)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2002
Net revenue	$115,135	$107,922	$108,431	$101,982

Gross profit	$34,975	$30,173	$31,303	$27,681

Income (loss) from continuing operations before extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	$(47,542)	$2,490	$5,189	$1,450
Loss from disposal of discontinued operations	(155)	(530)	—	—
Extraordinary gain on troubled debt restructuring	123,517	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(71,902)

Net income (loss)	$75,820	$1,960	$5,189	$(70,452)

Income (Loss) Per Common Share:
Basic and Diluted (1):
Income (loss) from continuing operations before extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	$(0.96)	$0.05	$0.10	$0.03
Loss from disposal of discontinued operations	—	(0.01)	—	—
Extraordinary gain on troubled debt restructuring	2.49	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(1.45)

Net income (loss)	$1.53	$0.04	$0.10	$(1.42)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2001
Net revenue	$106,183	$93,762	$98,938	$94,746

Gross profit	$34,217	$25,111	$29,778	$25,248

Loss from continuing operations before extraordinary gain on troubled debt restructuring	$(7,777)	$(7,110)	$(1,139)	$(3,215)
Loss from disposal of discontinued operations	(250)	—	—	—
Extraordinary gain on troubled debt restructuring	20,706	—	—	—

Net income (loss)	$12,679	$(7,110)	$(1,139)	$(3,215)

Income (Loss) Per Common Share:
Basic and Diluted (1):
Loss from continuing operations	$(0.17)	$(0.14)	$(0.02)	$(0.06)
Loss from disposal of discontinued operations	(0.01)	—	—	—
Extraordinary gain on troubled debt restructuring	0.42	—	—	—

Net income (loss)	$0.24	$(0.14)	$(0.02)	$(0.06)

(1)	For each of the periods presented in the above table, the incremental common stock equivalents utilized to calculate diluted income (loss) per common share were nominal or the effect of utilizing common stock equivalents was anti-dilutive. Accordingly, basic and diluted income (loss) per common share were the same for each of the periods presented.

     In the fourth quarter of 2003, Coram recognized incremental bad debt expense of approximately $3.5 million (principally specific reserves related to certain payers and an overall deterioration in accounts receivable and Days Sales Outstanding (“DSO”)), a net unfavorable Medicaid program revenue adjustment of approximately $4.7 million related to periods prior to October 1, 2003 (see Note 14 for further details)

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and approximately $0.7 million of favorable miscellaneous and sundry net revenue adjustments. The two latter items had no corresponding cost of goods sold effect.

     In the fourth quarter of 2002, Coram recognized an impairment of goodwill and other long-lived assets of approximately $51.8 million, expense of $3.0 million related to management incentive compensation, approximately $0.9 million of miscellaneous and sundry unfavorable net revenue adjustments with no corresponding cost of goods sold effect, expense of approximately $0.3 million related to a temporary change in the company’s policy regarding earned vacation and sick time and an extraordinary gain on troubled debt restructuring of approximately $123.5 million. See Notes 7 and 8 for further details.

     In the fourth quarter of 2001, Coram recognized an impairment of goodwill and other long-lived assets of approximately $3.3 million, incremental bad debt expense of approximately $5.6 million (principally specific reserves related to certain payers and an overall deterioration in cash collections and DSO), expense of approximately $0.7 million related to a temporary change in the company’s policy regarding the carryover of earned vacation and sick time and an extraordinary gain on troubled debt restructuring of approximately $20.7 million. See Notes 7 and 8 for further details.

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. DEBTOR/NON-DEBTOR FINANCIAL STATEMENTS

     The following Condensed Consolidating Balance Sheets as of December 31, 2003 and 2002 and the related Condensed Consolidating Statements of Income and Cash Flows for the years ended December 31, 2003, 2002 and 2001 are presented in accordance with SOP 90-7. Certain amounts in the Condensed Consolidating Balance Sheet as of December 31, 2002 and the Condensed Statements of Cash Flows for the years ended December 31, 2002 and 2001 have been reclassified to conform to the 2003 presentation.

Condensed Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,183	$1,266	$—	$38,449
Cash limited as to use	—	84	—	84
Accounts receivable, net	—	107,620	—	107,620
Inventories	—	12,715	—	12,715
Deferred income taxes, net	—	110	—	110
Other current assets	4,725	1,106	—	5,831

Total current assets	41,908	122,901	—	164,809
Property and equipment, net	3,435	9,762	—	13,197
Deferred income taxes, net	—	463	—	463
Intangible assets, net	85	4,675	—	4,760
Goodwill	—	57,186	—	57,186
Investments in and advances to wholly-owned subsidiaries, net	114,068	—	(114,068)	—
Other assets	3,315	2,113	—	5,428

Total assets	$162,811	$197,100	$(114,068)	$245,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$12,572	$16,599	$—	$29,171
Accrued compensation and related liabilities	19,610	4,113	—	23,723
Current maturities of long-term debt	660	—	—	660
Current portion of capital lease obligations	—	1,052	—	1,052
Current portion of income tax settlement	—	4,355	—	4,355
Income taxes payable	2	162	—	164
Deferred income taxes	—	573	—	573
Accrued merger and restructuring costs	55	—	—	55
Accrued reorganization costs	8,596	—	—	8,596
Other current and accrued liabilities	4,093	8,899	(629)	12,363

Total current liabilities not subject to compromise	45,588	35,753	(629)	80,712
Total current liabilities subject to compromise	16,846	—	—	16,846

Total current liabilities	62,434	35,753	(629)	97,558
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	592	—	—	592
Capital lease obligations, less current portion	—	1,614	—	1,614
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	972	—	6,510
Income tax settlement, less current portion	—	15,615	—	15,615
Other liabilities	1,696	2,546	—	4,242
Net liabilities for liquidation of discontinued operations	—	26,532	629	27,161

Total liabilities	70,260	83,032	—	153,292
Net assets, including amounts due to Debtors	—	114,068	(114,068)	—
Total stockholders’ equity	92,551	—	—	92,551

Total liabilities and stockholders’ equity	$162,811	$197,100	$(114,068)	$245,843

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2002
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29,675	$916	$—	$30,591
Cash limited as to use	133	84	—	217
Accounts receivable, net	—	103,498	—	103,498
Inventories	—	13,160	—	13,160
Deferred income taxes, net	—	107	—	107
Other current assets	5,004	654	—	5,658

Total current assets	34,812	118,419	—	153,231
Property and equipment, net	3,402	7,037	—	10,439
Deferred income taxes, net	—	449	—	449
Intangible assets, net	178	5,092	—	5,270
Goodwill	—	57,186	—	57,186
Investments in and advances to wholly-owned subsidiaries, net	118,924	—	(118,924)	—
Other assets	3,274	1,790	—	5,064

Total assets	$160,590	$189,973	$(118,924)	$231,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$15,031	$12,955	$—	$27,986
Accrued compensation and related liabilities	19,861	4,021	—	23,882
Current maturities of long-term debt	51	—	—	51
Current portion of capital lease obligations	—	10	—	10
Current portion of income tax settlement	—	3,120	—	3,120
Income taxes payable	30	130	—	160
Deferred income taxes	—	556	—	556
Accrued merger and restructuring costs	171	19	—	190
Accrued reorganization costs	7,610	—	—	7,610
Other current and accrued liabilities	4,230	4,991	(742)	8,479

Total current liabilities not subject to compromise	46,984	25,802	(742)	72,044
Total current liabilities subject to compromise	15,630	—	—	15,630

Total current liabilities	62,614	25,802	(742)	87,674
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	67	—	—	67
Capital lease obligations, less current portion	—	6	—	6
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	677	—	6,215
Income tax settlement, less current portion	—	15,600	—	15,600
Other liabilities	1,664	2,431	—	4,095
Net liabilities for liquidation of discontinued operations	—	26,533	742	27,275

Total liabilities	69,883	71,049	—	140,932
Net assets, including amounts due to Debtors	—	118,924	(118,924)	—
Total stockholders’ equity	90,707	—	—	90,707

Total liabilities and stockholders’ equity	$160,590	$189,973	$(118,924)	$231,639

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2003
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$—	$476,496	$—	$476,496
Cost of service	—	344,356	—	344,356

Gross profit	—	132,140	—	132,140
Operating expenses:
Selling, general and administrative expenses	18,761	74,706	(112)	93,355
Provision for estimated uncollectible accounts	—	19,813	—	19,813
Restructuring cost recoveries	—	(39)	—	(39)

Total operating expenses	18,761	94,480	(112)	113,129

Operating income (loss) from continuing operations	(18,761)	37,660	112	19,011
Other income (expenses):
Interest income	161	168	—	329
Interest expense	(279)	(1,413)	—	(1,692)
Equity in net income of wholly-owned subsidiaries	36,715	—	(36,715)	—
Equity in net income of unconsolidated joint ventures	—	1,196	—	1,196
Gains (losses) on dispositions of property and equipment, net	110	(8)	(112)	(10)
Other expense, net	(459)	16	—	(443)

Income from continuing operations before reorganization expenses, income taxes and minority interests	17,487	37,619	(36,715)	18,391
Reorganization expenses, net	15,655	—	—	15,655

Income from continuing operations before income taxes and minority interests	1,832	37,619	(36,715)	2,736
Income tax expense	85	160	—	245
Minority interests in net income of consolidated joint ventures	—	731	—	731

Income from continuing operations	1,747	36,728	(36,715)	1,760
Loss from disposal of discontinued operations	(75)	(13)	—	(88)

Net income	$1,672	$36,715	$(36,715)	$1,672

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2002
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$—	$433,470	$—	$433,470
Cost of service	—	309,338	—	309,338

Gross profit	—	124,132	—	124,132
Operating expenses:
Selling, general and administrative expenses	22,352	68,952	—	91,304
Provision for estimated uncollectible accounts	—	15,887	—	15,887
Restructuring cost recoveries	—	(113)	—	(113)
Charge for impairment of goodwill	—	51,783	—	51,783

Total operating expenses	22,352	136,509	—	158,861

Operating loss from continuing operations	(22,352)	(12,377)	—	(34,729)
Other income (expenses):
Interest income	223	213	—	436
Interest expense	(54)	(1,512)	—	(1,566)
Equity in net income (loss) of wholly-owned subsidiaries	(83,903)	—	83,903	—
Equity in net income of unconsolidated joint ventures	—	1,504	—	1,504
Gain on sale of business	—	46	—	46
Gains on dispositions of property and equipment, net	1	2	—	3
Other income, net	—	1,003	—	1,003

Loss from continuing operations before reorganization expenses, income taxes, minority interests, extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	(106,085)	(11,121)	83,903	(33,303)
Reorganization expenses, net	4,275	—	—	4,275

Loss from continuing operations before income taxes, minority interests, extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	(110,360)	(11,121)	83,903	(37,578)
Income tax expense	—	71	—	71
Minority interests in net income of consolidated joint ventures	—	764	—	764

Loss from continuing operations before extraordinary gain on troubled debt restructuring and the cumulative effect of a change in accounting principle	(110,360)	(11,956)	83,903	(38,413)
Loss from disposal of discontinued operations	(640)	(45)	—	(685)

Loss before extraordinary gain on troubled debt restructuring and the cumulative effect of a change in a accounting principle	(111,000)	(12,001)	83,903	(39,098)
Extraordinary gain on troubled debt restructuring	123,517	—	—	123,517
Cumulative effect of a change in accounting principle	—	(71,902)	—	(71,902)

Net income (loss)	$12,517	$(83,903)	$83,903	$12,517

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2001
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$—	$393,629	$—	$393,629
Cost of service	—	279,275	—	279,275

Gross profit	—	114,354	—	114,354
Operating expenses:
Selling, general and administrative expenses	18,076	65,760	—	83,836
Provision for estimated uncollectible accounts	—	17,533	—	17,533
Amortization of goodwill	—	9,822	—	9,822
Restructuring cost recoveries	—	(679)	—	(679)
Charge for impairment of goodwill and other long-lived assets	—	3,255	—	3,255

Total operating expenses	18,076	95,691	—	113,767

Operating income (loss) from continuing operations	(18,076)	18,663	—	587
Other income (expenses):
Interest income	1,075	141	—	1,216
Interest expense	(734)	(5,918)	—	(6,652)
Equity in net income of wholly-owned subsidiaries	12,891	—	(12,891)	—
Equity in net income of unconsolidated joint ventures	—	730	—	730
Gain on dispositions of property and equipment, net	—	1	—	1
Other income, net	—	55	—	55

Income (loss) from continuing operations before reorganization expenses, income taxes, minority interests and extraordinary gain on troubled debt restructuring	(4,844)	13,672	(12,891)	(4,063)
Reorganization expenses, net	14,397	—	—	14,397

Income (loss) from continuing operations before income taxes, minority interests and extraordinary gain on troubled debt restructuring	(19,241)	13,672	(12,891)	(18,460)
Income tax expense	—	150	—	150
Minority interests in net income of consolidated joint ventures	—	631	—	631

Income (loss) from continuing operations before extraordinary gain on troubled debt restructuring	(19,241)	12,891	(12,891)	(19,241)
Loss from disposal of discontinued operations	(250)	—	—	(250)

Income (loss) before extraordinary gain on troubled debt restructuring	(19,491)	12,891	(12,891)	(19,491)
Extraordinary gain on troubled debt restructuring	20,706	—	—	20,706

Net income	$1,215	$12,891	$(12,891)	$1,215

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(17,850)	$46,810	$28,960
Cash flows used by reorganization items, net	(14,669)	—	(14,669)

Net cash provided by (used in) continuing operations (net of reorganization items)	(32,519)	46,810	14,291

Cash flows from investing activities:
Purchases of property and equipment	(1,576)	(4,201)	(5,777)
Proceeds from the transfer of property and equipment from the Debtors to a non-debtor	1,348	(1,348)	—
Cash advances from wholly-owned subsidiaries	40,320	(40,320)	—
Proceeds from dispositions of property and equipment	—	13	13

Net cash provided by (used in) investing activities	40,092	(45,856)	(5,764)

Cash flows from financing activities:
Principal payments on long-term debt	(393)	—	(393)
Principal payments on capital lease obligations	—	(112)	(112)
Refunds of deposits to collateralize letters of credit	488	—	488
Cash distributions to minority interests	—	(450)	(450)

Net cash provided by (used in) financing activities	95	(562)	(467)

Net increase in cash from continuing operations	$7,668	$392	$8,060

Net cash used in discontinued operations	$(160)	$(42)	$(202)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(15,491)	$35,052	$19,561
Cash flows used by reorganization items, net	(5,195)	—	(5,195)

Net cash provided by (used in) continuing operations (net of reorganization items)	(20,686)	35,052	14,366

Cash flows from investing activities:
Purchases of property and equipment	(2,204)	(2,314)	(4,518)
Cash advances from wholly-owned subsidiaries	31,662	(31,662)	—
Proceeds from sale of business	—	85	85
Proceeds from dispositions of property and equipment	1	5	6

Net cash provided by (used in) investing activities	29,459	(33,886)	(4,427)

Cash flows from financing activities:
Principal payments on long-term debt	(67)	—	(67)
Principal payments on capital lease obligations	—	(9)	(9)
Refunds of deposits to collateralize letters of credit	350	—	350
Cash distributions to minority interests	—	(768)	(768)

Net cash provided by (used in) financing activities	283	(777)	(494)

Net increase in cash from continuing operations	$9,056	$389	$9,445

Net cash used in discontinued operations	$(177)	$(16)	$(193)

CORAM HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2001
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(13,230)	$27,423	$14,193
Cash flows used by reorganization items, net	(10,776)	—	(10,776)

Net cash provided by (used in) continuing operations (net of reorganization items)	(24,006)	27,423	3,417

Cash flows from investing activities:
Purchases of property and equipment	(2,949)	(4,638)	(7,587)
Cash advances from wholly-owned subsidiaries	22,147	(22,147)	—
Proceeds from dispositions of property and equipment	6	68	74

Net cash provided by (used in) investing activities	19,204	(26,717)	(7,513)

Cash flows from financing activities:
Principal payments on long-term debt	(117)	(30)	(147)
Principal payments on capital lease obligations	—	(149)	(149)
Deposits to collateralize letters of credit, net	(1,116)	—	(1,116)
Cash distributions to minority interests	—	(412)	(412)

Net cash used in financing activities	(1,233)	(591)	(1,824)

Net increase (decrease) in cash from continuing operations	$(6,035)	$115	$(5,920)

Net cash used in discontinued operations	$—	$—	$—

CORAM HEALTHCARE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balances At	Charged To		Charged To				Balances At
	Beginning	Costs And		Other				End Of
Description	Of Period	Expenses		Accounts		Deductions		Period
Year ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$22,229	$19,813		$—		$(21,370	)(1)	$20,672
Reserves for regulatory matters (3)	3,400	—		4,300	(2)	—		7,700
Valuation allowance for inventories	269	(92	)(4)	—		—		177
Allowance for other current receivable	223	12	(6)	—		—		235
Year ended December 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$19,457	$15,887		$(602	)(2)	$(12,513	)(1)	$22,229
Reserves for regulatory matters (3)	2,400	—		1,000	(2)	—		3,400
Allowance for long-term receivable	739	—		(739	)(5)	—		—
Valuation allowance for inventories	250	19		—		—		269
Allowance for other current receivable	—	72	(6)	151	(6)	—		223
Year ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$17,912	$17,533		$316	(2)	$(16,304	)(1)	$19,457
Reserves for regulatory matters (3)	2,400	—		—		—		2,400
Allowance for long-term receivable	739	—		—		—		739
Valuation allowance for inventories	250	—		—		—		250

(1)	Accounts receivable written off, net of recoveries.

(2)	Revenue adjustments.

(3)	Reserves related to certain ongoing regulatory audits and reviews.

(4)	The reduction in the valuation allowance for inventories was credited to cost of service in the consolidated financial statements.

(5)	The fully reserved escrow deposit receivable was collected in October 2002 in connection with a settlement agreement approved by the United States Bankruptcy Court for the District of Delaware.

(6)	Full reserve for insurance deductible amounts receivable related to a certain risk insurance policy.

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit
2.1	—	Agreement and Plan of Merger dated as of February 6, 1994, by and Among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.1 of Registration No. 33-53957 on Form S-4).

2.2	—	First Amendment to Agreement and Plan of Merger dated as of May 25, 1994, by and among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by reference to Exhibit 2.2 of Registration No. 33-53957 on Form S-4).

2.3	—	Second Amendment to Agreement and Plan of Merger dated as of July 8, 1994 by and among the registrant, T2 Medical, Inc., Curaflex, HealthInfusion, Medisys, T2 Acquisition company, CHS Acquisition company, HII Acquisition company and MI Acquisition company. (Incorporated by Reference to Exhibit 2.3 of the registrant’s Current Report on Form 8-K dated as of July 15, 1994).

2.4	—	Asset Sale and Note Purchase Agreement among the registrant, Caremark International, Inc. and Caremark, Inc. dated as of January 29, 1995. (Incorporated by reference to Exhibit C of the registrant’s Current Report on Form 8-K dated April 6, 1995). (a)

2.5	—	Agreement and Plan of Merger among the registrant, CHC Acquisition Corp. and Lincare Holdings Inc. dated as of April 17, 1995. (Incorporated by reference to Exhibit B of the registrant’s Current Report on Form 8-K dated May 2, 1995). (a)

2.6	—	Agreement and Plan of Merger entered into as of October 19, 1996, Among Coram Healthcare Corporation, Integrated Health Services, Inc. and IHS Acquisition XIX, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

2.7	—	Purchase Agreement by and between Integrated Health Services, Inc., T2 Medical, Inc., Coram Healthcare Corporation of Greater New York and Coram Healthcare Corporation. (Incorporated by reference to Exhibit 2 of the registrant’s Current Report on Form 8-K dated as of August 20, 1997).

2.8	—	Side Agreement dated as of September 30, 1997 among Coram Healthcare Corporation, T2 Medical, Inc., Coram Healthcare Corporation of Greater New York and Integrated Health Services, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated as of September 30, 1997).

2.9	—	Purchase Agreement by and between Curaflex Health Services, Inc., Coram Healthcare Corporation, Curascript Pharmacy, Inc., Curascript PBM Services, Inc. and GTCR Fund VI, L.P., dated July 31, 2000. (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated as of July 31, 2000).

2.10	—	Debtor-In-Possession Financing Agreement dated August 30, 2000, by and among Coram Healthcare Corporation, Coram, Inc. and Madeleine L.L.C. (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K dated as of September 13, 2000).

3.1	—	Certificate of Incorporation of registrant, as amended, through May 1, 1994. (Incorporated by reference to Exhibit 3.1 of Registration No. 33-53957 on Form S-4).

3.2	—	Bylaws of registrant. (Incorporated by reference to Exhibit 3.2 of Registration No. 33-53957 on Form S-4).

3.3	—	Certificate of Amendment of the registrant’s Certificate of Incorporation. (Incorporated by reference to Exhibit 3.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.4	—	Bylaws of Coram, Inc., as amended and restated on December 31, 2001. (Incorporated by reference to Exhibits 99.8 of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

3.5	—	Bylaws of Coram, Inc., as amended and restated on December 31, 2002. (Incorporated by reference to Exhibit 99.6 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

4.1	—	Form of Common Stock Certificate for the registrant’s common stock, $0.001 par value per share. (Incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

4.2	—	Form of Common Stock Certificate for the registrant’s common stock, par value $0.001, including legend thereon in respect of the Stockholder Rights Agreement. (Incorporated by reference to Exhibit 4.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.3	—	Form of Certificate of Designation, Preferences and Rights of the registrant’s Series X Participating Preferred Stock. (Filed as Exhibit A to the Stockholder Rights Agreement, which was filed as Exhibit 1 to the registrant’s Current Report on Form 8-K dated as of June 25, 1997, and which exhibit is hereby incorporated by reference thereto).

4.4	—	Form of Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof, dated December 29, 2000. (Incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated as of December 28, 2000).

4.5	—	Irrevocable Waiver, dated as of April 12, 2002, by Cerberus Partners, L.P., Foothill Capital Corporation and Goldman, Sachs & Co. in favor of Coram, Inc. (Incorporated by reference to Exhibit 4.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.6	—	Amendment No. 1 to Stockholder Agreement dated as of December 31, 2001, among Coram, Inc., Goldman, Sachs & Co., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.5 of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

4.7	—	Certificate of Amendment of the Certificate of Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2001, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibits 99.7 of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

4.8	—	Amendment No. 2 to Stockholder Agreement dated as of December 31, 2002, by and among Coram, Inc., Goldman, Sachs & Co., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

4.9	—	Second Certificate of Amendment of the Certificate of Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2002, related to changes in the Coram, Inc., Series A Cumulative Preferred Stock voting rights. (Incorporated by reference to Exhibit 99.4 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

4.10	—	Certificate of Designation of Coram, Inc., as filed with the Secretary of State of the State of Delaware on December 31, 2002, related to the creation of the Coram, Inc. Series B Cumulative Preferred Stock, as well as, certain limitations on aggregate stock voting rights after the occurrence of a triggering event. (Incorporated by reference to Exhibit 99.5 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

10.1	—	Amended and Restated Credit Agreement dated as of February 10, 1995, by and among Curaflex, T2, HealthInfusion, Medisys, and HMSS as Co-Borrowers, Toronto Dominion (Texas), Inc., as Agent (the “Amended Credit Agreement”). (Incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994). (a)

10.2	—	Form of Employment Agreement between the registrant and Charles A. Laverty. (Incorporated by reference to Exhibit 10.1 of Registration No. 33-53957 on Form S-4).

10.3	—	Form of Severance/Non-Compete Agreement between the registrant and Miles E. Gilman. (Incorporated by reference to Exhibit 10.2 of Registration No. 33-53957 on Form S-4).

10.4	—	Form of Severance/Non-Compete Agreement between the registrant and William J. Brummond. (Incorporated by reference to Exhibit 10.3 of Registration No. 33-53957 on Form S-4).

10.5	—	Form of Severance/Non-Compete Agreement between the registrant and Tommy H. Carter. (Incorporated by reference to Exhibit 10.4 of Registration No. 33-53957 on Form S-4).

10.6	—	Form of Indemnification Agreement between the registrant and each of the registrant’s directors and certain executive officers. (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-K for the year ended December 31, 1994).

10.7	—	Registrant’s 1994 Stock Option/Stock Issuance Plan and related Forms of agreements. (Incorporated by reference to Exhibit 10.15 of Registration No. 33-53957 on Form S-4).

10.8	—	Registrant’s Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.16 of Registration No. 33-53957 on Form S-4).

10.9	—	401(k) Plan of T2 Medical, Inc. dated December 8, 1989. (Incorporated herein by reference to Exhibit 10(s) of T2 Annual Report on Form 10-K for the fiscal year ended September 30, 1989, filed with the Securities and Exchange Commission on or about December 29, 1988).

10.10	—	1988 Stock Option Plan of T2 Medical, Inc., as amended and restated as of July 31, 1990 and as further amended as of (i) August 20, 1991; (ii) November 12, 1991; and (iii) July 6, 1992. (Incorporated by reference to Exhibit 10.18 of Registration No. 33-53957 on Form S-4).

10.11	—	Curaflex 1989 Stock Option Plan. (Incorporated by reference to Exhibit 10.53 of Registration No. 33-53957 on Form S-4).

10.12	—	Curaflex Amended 1990 Stock Option Plan. (Incorporated by reference to Exhibit 10.54 of Registration No. 33-53957 on Form S-4).

10.13	—	Curaflex Directors’ Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.59 of Registration No. 33-53957 on Form S-4).

10.14	—	Clinical Homecare Ltd. 1990 Incentive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.61 of Registration No. 33-53957 on Form S-4).

10.15	—	Clinical Homecare Ltd. 1990 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.62 of Registration No. 33-53957 on Form S-4).

10.16	—	1989 Stock Option Plan of Medisys. (Incorporated by reference to Exhibit 10.85 of Registration No. 33-53957 on Form S-4).

10.17	—	Form of Non-Plan Option Agreement of Medisys. (Incorporated by Reference to Exhibit 10.86 of Registration No. 33-53957 on Form S-4).

10.18	—	Credit Agreement among Coram Healthcare Corporation, Coram, Inc., the Lenders named therein and Chemical Bank, as Administrative Agent, Collateral Agent and Fronting Bank dated as of April 6, 1995. (Incorporated by reference to Exhibit D of the registrant’s Current Report on Form 8-K dated April 6, 1995). (a)

10.19	—	First Amendment and Waiver to the Credit Agreement, dated as of August 9, 1995, together with exhibits hereto, among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.20	—	Second Amendment to the Credit Agreement dated as of September 7, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.21	—	Third Amendment and Limited Waiver to the Credit Agreement, dated as of September 29, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.22	—	Fourth Amendment and Limited Waiver to the Credit Agreement and First Amendment to Security Documents dated as of October 13, 1995, together with selected exhibits thereto, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as defined therein) and Chemical Bank as Agent. (Incorporated by reference to the registrant’s Current Report on Form 8-K as filed October 24, 1995).

10.23	—	Warrant Agreement dated as of October 13, 1995, among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant’s Current Report on Form 8-K as filed October 24, 1995).

10.24	—	Amendment and Limited Waiver to Bridge Securities Purchase Agreement, dated as of October 13, 1995, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette. (Incorporated by reference to Exhibit 10.24 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995). (a)

10.25	—	Form of Employment Agreement, Amendment No. 1 and Amendment No. 2 dated as of April 23, 1999, of Employment Agreement between the registrant and Donald J. Amaral. (Incorporated by reference to Exhibit 10.25 and 10.04 of the registrant’s Quarterly Report on Form 10-Q for the quarters ended September 30, 1995, June 30, 1998 and September 30, 1999, respectively).

10.26	—	Securities Purchase Agreement and Form of Subordinated Bridge Note, dated as of April 6, 1995, among Coram, Inc., Coram Funding, Inc. and the registrant. (Incorporated by reference to Exhibit E of the registrant’s Current Report on Form 8-K dated April 6, 1995). (a)

10.27	—	Exclusive Distribution Agreement — Healthcare Products and Biomedical Equipment and Services Agreement between Medical Specialties Distributors, Inc. (“MSD”) and Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.28	—	Medical Specialties Master Service Agreement between MSD and Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.29	—	Medical Specialties Master Rental Agreement between MSD and Coram Healthcare Corporation, dated as of June 1, 1996. (Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.30	—	Coram Healthcare Litigation Memorandum of Understanding between all Parties to In re Coram Healthcare Corporation. Securities Litigation, Master File No. 95-N-2074 and Shevde v. Sweeney et al., Civil Action No. 96-N-722, dated as of August 5, 1996. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996).

10.31	—	Fifth Amendment to the Credit Agreement dated as of February 6, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

10.32	—	Sixth Amendment to Credit Agreement dated as of April 19, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). (a)

10.33	—	Seventh Amendment to Credit Agreement dated as of July 3, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chemical Bank as Agent. (Incorporated by reference to Exhibit 99.1 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 1996). (a)

10.34	—	Eighth Amendment to Credit Agreement dated as of December 3, 1996, by and among the registrant, Coram, Inc., each Subsidiary Guarantor as defined therein), the Financial Institutions (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996). (a)

10.35	—	Ninth Amendment and Limited Waiver to the Credit Agreement dated as of March 14, 1997, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions party thereto (as described therein), and Chase Manhattan Bank as Agent. (Incorporated by reference to Exhibit 10.35 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996). (a)

10.36	—	Amended Agreement, dated as of March 28, 1997, by and among the registrant, Coram, Inc. and Donaldson, Lufkin & Jenrette. (Incorporated by reference to Exhibit 10.36 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996). (a)

10.37	—	Sabratek Corporation and Coram Healthcare Exclusive Supply Agreement for IV Infusion Pumps, IV Disposable Sets and Related Items, dated as of February 26, 1997. (Incorporated by reference to Exhibit 10.37 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.38	—	Amendment to 9% Subordinated Convertible Debenture and Notice of Conversion dated as of June 30, 1996, by and among the registrant, Coram, Inc., and the other parties specified therein. (Incorporated by reference to the registrant’s report on Form 8-K as filed on July 12, 1996).

10.39	—	Tenth Amendment to Credit Agreement dated June 2, 1997, by and Among the registrant, Goldman Sachs Credit Partners L.P., Coram, Inc., each Subsidiary Guarantor (as defined therein) and The Chase Manhattan Bank, as administrative agent and collateral agent for the Lenders named therein, to that certain Credit Agreement dated as of April 6, 1995, by and among the registrant, Coram, Inc., each Subsidiary Guarantor (as defined therein), the Financial Institutions named therein and the Chase Manhattan Bank, as collateral agent for the Lenders named therein. (Incorporated by reference to Exhibit 99 of the registrant’s Current Report on Form 8-K dated as of June 2, 1997). (a)

10.40	—	Letter Agreement of March 29, 1998 by and among Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation on the one hand, and Coram Healthcare Corporation, on the other, deferring the payment of interest and fees pursuant to (i) the Securities Purchase Agreement dated as of April 6, 1995 and (ii) the Letter Agreement dated March 28, 1997 between Coram Funding, Inc. and Coram Healthcare Corporation. (Incorporated by reference to Exhibit 10.40 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.41	—	Prime Vendor Agreement and Letter Amendment, dated October 14, 1999, between Coram Healthcare Corporation and Cardinal Health, Inc. Certain portions of the Prime Vendor Agreement have been omitted pursuant to a request for confidential treatment. The entire Prime Vendor Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarters ended September 30, 1998 and 1999, respectively).

10.42	—	Amendment No. 1 and Waiver to the Securities Exchange Agreement among the registrant, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.43	—	Promissory Notes and Security Agreement dated July 21, 1998 among the registrant and Foothill Capital Corporation, as collateral agent for Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Partners III L.P. and their respective successors and assigns. (Incorporated by reference to Exhibit 10.02 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.44	—	Request for Deferral of Interest Payment under the Series B Convertible Subordinated Notes due 2008 and the related Securities Exchange Agreement, dated May 6, 1998, by and between Coram, Inc., Coram Healthcare Corporation, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation, as amended. (Incorporated by reference to Exhibit 10.03 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.45	—	Securities Exchange Agreement among the registrant, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.01 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998). (a)

10.46	—	Form of Letter of Credit required by the Master Agreement by and between the registrant and its applicable affiliates and Aetna U.S. Healthcare, Inc. and its applicable affiliates. (Incorporated by reference to Exhibit 10.02 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.47	—	Addendum amendment to Sabratek Corporation and Coram Healthcare Exclusive Supply Agreement for IV Infusion pumps, IV Disposable Sets and Related Items, dated as of February 26, 1997, as of December 7, 1998. (Incorporated by reference to Exhibit 10.47 of the registrant’s Annual Report on Form 10-K for the year ended December 3l, l998).

10.48	—	Employment Agreement between Coram Healthcare Corporation and Richard M. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.49	—	Agreement between Coram Healthcare Corporation and Richard M. Smith, dated as of November 11, 1999. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.50	—	Employment Agreement between Coram Healthcare Corporation and Wendy L. Simpson, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.51	—	Employment Agreement between Coram Healthcare Corporation and Joseph D. Smith, dated as of April 26, 1999. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.52	—	Employment Agreement between Coram Healthcare Corporation and Daniel D. Crowley, dated as of November 30, 1999, together with Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.51 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.53	—	Employment Agreement, between Coram Healthcare Corporation and Allen J. Marabito, dated as of November 30, 1999, together with amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.52 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.54	—	First Amendment to Prime Vendor Agreement, dated as of January 1, 2000 by and between the registrant and Cardinal Health, Inc. (Incorporated by reference to Exhibit 10.53 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.55	—	Second Amendment to Employment Agreement between Coram Healthcare Corporation and Daniel D. Crowley, dated as of April 6, 2000. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.56	—	Settlement agreement entered into by and among Coram Resource Network, Inc., Coram Independent Practice Association, Inc., Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of November 17, 2000).

10.57	—	Amendment No. 4, dated December 29, 2000, in respect of the Securities Exchange Agreement dated as of May 6, 1998, among Coram Healthcare Corporation, Coram, Inc., Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of December 28, 2000).

10.58	—	Exchange Agreement, dated December 29, 2000, among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of December 28, 2000).

10.59	—	Third Amendment to Employment Agreement between Coram Healthcare Corporation and Daniel D. Crowley, dated August 2, 2000. (Incorporated by reference to Exhibit 10.58 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.60	—	Employment Agreement between Coram Healthcare Corporation and Scott R. Danitz, dated August 1, 2000. (Incorporated by reference to Exhibit 10.59 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.61	—	Employment Agreement between Coram Healthcare Corporation and Vito Ponzio, Jr., dated April 26, 1999. (Incorporated by reference to Exhibit 10.60 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.62	—	Consulting Services Agreement between Coram Healthcare Corporation and Joseph D. Smith, dated June 30, 2000. (Incorporated by reference to Exhibit 10.61 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.63	—	Consulting Services Agreement between the company and Donald J. Amaral, dated May 16, 2000. (Incorporated by reference to Exhibit 10.62 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.64	—	Exchange Agreement and related schedules dated as of December 31, 2001, among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.4 and 99.4a through 99.4f of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

10.65	—	Amendment No. 5 to Securities Exchange Agreement, dated as of December 31, 2001, among Coram, Inc., Coram Healthcare Corporation, Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibits 99.6 and 99.6a through 99.6b of the registrant’s Current Reports on Form 8-K and Form 8-K/A dated as of December 21, 2001).

10.66	—	Product Purchase Agreement, dated September 1, 2001, between Coram, Inc. and FFF Enterprises, Inc. Certain portions of the Product Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Product Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.68 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.67	—	Prime Vendor Agreement, dated April 19, 2001, between Coram Healthcare Corporation and Cardinal Distribution, Inc. (Incorporated by reference to Exhibit 10.69 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.68	—	I.V. Systems Division Purchase Agreement, dated October 23, 2000, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the I.V. Systems Division Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire I.V. Systems Division Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.70 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.69	—	Letter Amendment, dated October 25, 2000, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Letter Amendment have been omitted pursuant to a request for confidential treatment. The entire Letter Amendment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.70	—	Amendment to I.V. Systems Division Purchase Agreement, dated January 28, 2002, between Coram, Inc., and Baxter Healthcare Corporation. (Incorporated by reference to Exhibit 10.72 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.71	—	Therapeutics Purchase Agreement, dated January 7, 2002, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The entire Therapeutics Purchase Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.72	—	Hemophilia Product Volume Commitment Agreement, dated December 19, 2001, between Coram, Inc., and Baxter Healthcare Corporation. Certain portions of the Hemophilia Product Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire Hemophilia Product Volume Commitment Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.74 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.73	—	Settlement, General Release and Waiver of Claims, dated July 15, 2002, between Coram Alternate Site Services, Inc. and Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and Humana Health Plan, Inc. (Incorporated by reference to Exhibit 99.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.74	—	Settlement and Mutual Release Agreement, (I) by and between Arlin M. Adams, Chapter 11 trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and Richard M. Smith on July 12, 2002 and (II) by and among certain non-debtor subsidiaries of Coram Healthcare Corporation and Coram, Inc. and Richard M. Smith on July 16, 2002. (Incorporated by reference to Exhibit 99.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.75	—	Settlement Agreement, dated August 26, 2002, by and between T2 Medical, Inc. and Northside Hospital & Heart Institute. (Incorporated by reference to Exhibit 99.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.76	—	Engagement Letter, dated October 8, 2002, between Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc. and SSG Capital Advisors, L.P. and Ewing Monroe Bemiss & Co. relating to investment banking and restructuring advisory services. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of December 2, 2002).

10.77	—	Exchange Agreement and related schedules dated as of December 31, 2002, by and among Coram, Inc., Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P. and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

10.78	—	Amendment No. 6 to Securities Exchange Agreement, dated as of December 31, 2002, by and among Coram, Inc., Coram Healthcare Corporation, Goldman Sachs Credit Partners L.P., Cerberus Partners, L.P., and Foothill Capital Corporation. (Incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated as of December 31, 2002).

10.79	—	Motion of Arlin M. Adams, Esquire, the Chapter 11 trustee for the bankruptcy estates of Coram Healthcare Corporation and Coram, Inc., dated January 24, 2003, for Authorization To Enter Into Termination And Employment Extension Agreement With Daniel D. Crowley, filed with the United States Bankruptcy Court for the District of Delaware. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 14, 2003).

10.80	—	First Amendment, dated December 13, 2002, to Hemophilia Product Volume Commitment Agreement by and among Baxter Healthcare Corporation and Coram, Inc., Through Its Therapeutic Services Division Under Date of December 19, 2001. Certain portions of the First Amendment to the Hemophilia Product Volume Commitment Agreement have been omitted pursuant to a request for confidential treatment. The entire First Amendment to the Hemophilia Product Volume Commitment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.80 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.81	—	Pricing changes letter, dated February 20, 2003, by and among Baxter Healthcare Corporation and FFF Enterprises, Inc., related to pricing changes for Coram Healthcare Corporation and Coram, Inc. Certain portions of the Pricing changes letter have been omitted pursuant to a request for confidential treatment. The entire Pricing changes letter has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.81 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.82	—	Collateralization Agreement, dated January 30, 2003 by and among Harris Trust and Savings Bank and Arlin M. Adams, Esquire, Trustee for the bankruptcy cases of Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.82 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.83	—	Agreement, dated March 28, 2003, between Coram Healthcare Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit 10.83 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.84	—	Settlement Agreement, dated as of October 17, 2002 by and among Coram Healthcare Corporation, Curaflex Health Services, Inc., and Curascript Pharmacy, Inc., and Curascript PBM Services, Inc. Certain portions of the Settlement Agreement have been omitted pursuant to a request for confidential treatment. The entire Settlement Agreement has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.84 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.85	—	Coram Employment Agreement, dated August 1, 2000, between Coram, Inc. and Deborah Meyer. (Incorporated by reference to Exhibit 10.85 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.86	—	Coram Employment Agreement, dated August 1, 2000, between Coram, Inc. and Michael Saracco. (Incorporated by reference to Exhibit 10.86 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.87	—	Agreement, dated April 11, 2003, between Coram Healthcare Corporation and B. Braun Medical, Inc. for the purchase of Vista Basic IV pumps. (Incorporated by reference to Exhibit 10.87 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.88	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Scott Danitz. (Incorporated by reference to Exhibit 10.88 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.89	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Debbie Meyer. (Incorporated by reference to Exhibit 10.89 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.90	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Michael Saracco. (Incorporated by reference to Exhibit 10.90 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.91	—	2001 Management Incentive Program Agreement by and among Coram, Inc. and Allen J. Marabito. (Incorporated by reference to Exhibit 10.91 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.92	—	Master Agreement, dated December 3, 2002, by and between AT&T Corporation and Coram, Inc. (Incorporated by reference to Exhibit 10.92 of the registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).

10.93	—	United States Bankruptcy Court For The District Of Delaware Order Dated, December 27, 2002, Granting Motion Of The Chapter 11 Trustee For Authorization To Issue Preferred Stock In Exchange For Debt. (Incorporated by reference to Exhibit 10.93 of the registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).

10.94	—	Abstract from the United States Bankruptcy Court For The District Of Delaware hearing held on December 27, 2002. (Incorporated by reference to Exhibit 10.94 of the registrant’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2002).

10.95	—	2003 Coram Key Employee Retention Incentive Agreement and Rider to 2003 Coram Key Employee Retention Incentive Program Agreement by and between Coram, Inc. and Allen Marabito. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.96	—	2003 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Scott Danitz. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.97	—	2003 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Deborah Meyer. (Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.98	—	2003 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Michael Saracco. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.99	—	Agreement dated May 12, 2003 between Curaflex Health Services, Inc. and B. Braun Medical, Inc. for the lease of 1,000 Vista Basic pumps. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.100	—	Agreement dated November 17, 1995 by and between McGaw, Inc. and Coram Healthcare Corporation for the purchase and sale of products, including various amendments thereto. Certain portions of the agreement and related amendments have been omitted pursuant to a request for confidential treatment. The entire agreement and related amendments have been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.101	—	Amendment to agreement for purchase and sale of certain disposables and IV products, dated May 12, 2003, by and between B. Braun Medical, Inc. and Coram Healthcare Corporation. Certain portions of the amendment have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed confidentially with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2003).

10.102	—	Purchase Agreement, dated May 29, 2003, by and between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the Purchase Agreement have been omitted pursuant to a request for confidential treatment. The entire Purchase Agreement has been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.103	—	Settlement Agreement and Mutual Release, dated May 2, 2003, by and among Hobart G. Truesdell, in his capacity as Chief Restructuring Officer of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Coram Resource Network, Inc., Coram Independent Practice Association, Inc., the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Arlin M. Adams, in his capacity as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., Coram Healthcare Corporation and Coram, Inc. This settlement agreement resolves certain claims and counterclaims amongst the aforementioned parties. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.104	—	(i) Ancillary Provider Services Agreement, dated January 1, 2001, by and between Health Net Inc. and Coram, Inc. for the provision of professional healthcare services, supplies, products and related services, (ii) First Amendment to the Ancillary Provider Services Agreement, dated January 1, 2003, by and between Health Net Inc. and Coram, Inc. and (iii) Second Amendment to the Ancillary Provider Services Agreement, dated October 1, 2003, by and between Health Net Inc. and Coram, Inc. Certain portions of the Ancillary Provider Services Agreement and the first and second amendments thereto have been omitted pursuant to a request for confidential treatment. The entire Ancillary Provider Services Agreement and the first and second amendments thereto have been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.105	—	Second Amendment to Hemophilia Product Volume Commitment Agreement, dated September 24, 2003, by and between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain blood products. Certain portions of the amendment have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.106	—	Supply Agreement, dated June 10, 1998, by and between Becton Dickinson and Company and Coram Healthcare Corporation for the purchase and sale of certain medical devices and healthcare products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission. (Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.107	—	First Addendum to the Engagement Agreement dated October 8, 2002, by and between the Chapter 11 Trustee (the “Trustee”) for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., and SSG Capital Advisors, L.P. and Ewing Bemiss & Co. (collectively the “Advisors”) in connection with the Advisors’ engagement as exclusive investment bankers and financial advisors to the Trustee. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.108	—	Settlement Agreement and Mutual Release, dated August 25, 2003, by and between TBOB Enterprises, Inc. and Arlin M. Adams, as Chapter 11 Trustee for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., to settle a contingent consideration dispute. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.109	—	Amendment to Purchase Agreement, dated January 15, 2004, between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.*

10.110	—	Therapeutics and Devices Purchase Agreement, dated March 12, 2004, between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain therapeutics. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.*

10.111		Therapeutics and Devices Purchase Agreement, dated March 23, 2004, between Baxter Healthcare Corporation and Coram, Inc. for the purchase and sale of certain intravenous immunoglobulin products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed with the Securities and Exchange Commission.*

10.112	—	Medication Delivery Division Infusion Device Group Agreement, dated December 30, 2003, between Baxter Healthcare Corporation, Coram, Inc. and Curaflex Health Services, Inc. for the lease of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps and for the purchase of related pump accessories. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed confidentially with the Securities and Exchange Commission.*

10.113	—	Second Amendment to Prime Vendor Agreement, dated October 12, 2003, between Cardinal Health and Coram Healthcare Corporation. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire amendment has been filed confidentially with the Securities and Exchange Commission.*

10.114	—	Decision and Stipulation Agreement, dated January 26, 2004, and Installment Agreement, dated March 3, 2004, between the Department of Treasury – Internal Revenue Service and T2 Medical, Inc.*

10.115	—	Second Addendum to the Engagement Agreement dated October 8, 2002 and the First Addendum dated July 31, 2003, by and between the Chapter 11 Trustee (the “Trustee”) for the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc., and SSG Capital Advisors, L.P. and Ewing Bemiss & Co. (collectively the “Advisors”) in connection with the Advisors’ engagement as exclusive investment bankers and financial advisors to the Trustee.*

10.116	—	Agreement dated March 2, 2004, by and between the Chapter 11 Trustee and Concord Group, Inc. d/b/a Executive Round Table (the “Chapter 11 Trustee’s Financial Advisor”) for advisory services that the Chapter 11 Trustee’s Financial Advisor will perform in connection with the Chapter 11 Trustee’s role on the company’s audit committee.*

10.117	—	License and Support Agreement and Software Development Agreement, dated December 19, 2003, between Specialized Clinical Services, Inc. and Coram, Inc. for the purchase of and enhancements to certain software.*

10.118	—	Medication Delivery Division Purchase Agreement, dated January 5, 2004, between Baxter Healthcare Corporation, Coram, Inc. and Curaflex Health Services, Inc. for the purchase and sale of certain frozen drug products. Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed confidentially with the Securities and Exchange Commission.*

10.119	—	Mutual Waiver of Damages, dated April 5, 2004, by and between Baxter Healthcare Corporation and Coram, Inc.*

14.1	—	Corporate Compliance Handbook and the Coram Healthcare Corporation Code of Ethics for Principal Executive Officer(s) and Senior Financial Officers.*

20.1	—	Stockholder Rights Agreement (the “Stockholder Rights Agreement”), dated as of June 25, 1997, between Coram Healthcare Corporation and BankBoston, N.A., which includes the form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series X Participating Preferred Stock, par value $0.001 per share, as Exhibit A, the Summary of Stockholder Rights Agreement as Exhibit B and the form of Rights Certificate as Exhibit C. Pursuant to the Stockholder Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth business day after public announcement that a person or group has become an Acquiring Person or the tenth business day after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in such person becoming an Acquiring Person. (Incorporated by reference to Exhibit 1 of the registrant’s Current Report on Form 8-K dated as of June 25, 1997).

21.1	—	Subsidiaries of the registrant.*

23.1	—	Consent of Ernst & Young LLP.*

31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended. *

31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended. *

32.1	—	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	—	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	—	Chapter 11 Trustee’s Amended Joint Plan Of Reorganization. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.2	—	Second Amended Disclosure Statement With Respect To The Chapter 11 Trustee’s Amended Joint Plan Of Reorganization. (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.3	—	Second Amended Plan of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation and Coram, Inc. (Incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.4	—	Third Amended Disclosure Statement Of The Equity Committee Of Coram Healthcare Corporation In Connection With The Second Amended Plan Of Reorganization Of Coram Healthcare Corporation And Coram, Inc. (Incorporated by reference to Exhibit 99.4 of the registrant’s Current Report on Form 8-K filed on July 11, 2003).

99.5	—	Modification to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on September 23, 2003).

99.6	—	Plan Supplement To The Chapter 11 Trustee’s Amended Joint Plan of Reorganization. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

99.7	—	Initial Plan Supplement To The Second Amended Plan Of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation. (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

99.8	—	Second Supplement To The Second Amended Plan Of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation. (Incorporated by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

99.9	—	Amendment To Second Supplement To The Second Amended Plan Of Reorganization Of The Official Committee Of Equity Security Holders Of Coram Healthcare Corporation And Coram, Inc. (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 26, 2004).

(a)	Certain exhibits and schedules of this Exhibit have been omitted. The registrant agrees to supplementally furnish any omitted schedule or exhibit to the Securities and Exchange Commission.

*	Filed herewith.