Form 10-Q
period 2004-03-31
CORAM HEALTHCARE CORP
filed 2004-05-20
CIK 924174

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act). Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Through May 17, 2004, no plan or plans of reorganization have been confirmed by such court.)

     As of May 17, 2004, there were 49,638,452 outstanding shares of the registrant’s common stock, $0.001 par value, which is the only class of voting stock of the registrant outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$41,300	$38,449
Cash limited as to use	254	84
Accounts receivable, net of allowances of $19,632 and $20,672	105,961	107,620
Inventories	11,403	12,715
Deferred income taxes, net	125	110
Other current assets	5,431	5,831

Total current assets	164,474	164,809
Property and equipment, net	14,555	13,197
Deferred income taxes, net	480	463
Intangible assets, net	4,633	4,760
Goodwill	57,186	57,186
Other assets	5,686	5,428

Total assets	$247,014	$245,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$27,232	$29,171
Accrued compensation and related liabilities	26,637	23,723
Current maturities of long-term debt	702	660
Current portion of capital lease obligations	551	1,052
Current portion of income tax settlement	3,399	4,355
Income taxes payable	161	164
Deferred income taxes	605	573
Accrued merger and restructuring costs	41	55
Accrued reorganization costs	10,748	8,596
Other current and accrued liabilities (See Note 11)	13,071	12,363

Total current liabilities not subject to compromise	83,147	80,712
Total current liabilities subject to compromise (See Note 2)	16,846	16,846

Total current liabilities	99,993	97,558
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	434	592
Capital lease obligations, less current portion	2,123	1,614
Income tax settlement, less current portion	15,374	15,615
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	6,103	6,510
Other liabilities	4,257	4,242
Net liabilities for liquidation of discontinued operations	27,163	27,161

Total liabilities	155,447	153,292

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, authorized 10,000 shares, none issued	–	–
Common stock, par value $0.001, 150,000 shares authorized, 49,638 shares issued and outstanding	50	50
Additional paid-in capital	427,520	427,526
Accumulated deficit	(336,003)	(335,025)

Total stockholders’ equity	91,567	92,551

Total liabilities and stockholders’ equity	$247,014	$245,843

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Net revenue	$119,583	$113,096
Cost of service	87,900	86,034

Gross profit	31,683	27,062
Operating expenses:
Selling, general and administrative expenses	24,319	23,007
Provision for estimated uncollectible accounts	5,423	3,517

Total operating expenses	29,742	26,524

Operating income from continuing operations	1,941	538
Other income (expenses):
Interest income	82	79
Interest expense (excluding post-petition contractual interest of approximately $260 for both the three months ended March 31, 2004 and 2003)	(313)	(342)
Equity in net income of unconsolidated joint ventures	283	234
Other expense, net	–	(1)

Income from continuing operations before reorganization expenses, income taxes and minority interests	1,993	508
Reorganization expenses, net	(3,215)	(1,762)

Loss from continuing operations before income taxes and minority interests.	(1,222)	(1,254)
Income tax expense	(38)	(35)
Minority interests in net (income) loss of consolidated joint ventures, net	284	(133)

Loss from continuing operations	(976)	(1,422)
Loss from disposal of discontinued operations	(2)	(97)

Net loss	$(978)	$(1,519)

Net Loss Per Common Share:
Basic and Diluted:
Loss from continuing operations	$(0.02)	$(0.03)
Loss from disposal of discontinued operations	–	–

Net loss per common share	$(0.02)	$(0.03)

Weighted average common shares used in the computation of basic and diluted net loss per common share	49,638	49,638

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net cash provided by continuing operations before reorganization items	$8,643	$6,426
Net cash used by reorganization items	(1,063)	(2,204)

Net cash provided by continuing operations (net of reorganization items)	7,580	4,222

Cash flows from investing activities:
Purchases of property and equipment	(1,609)	(656)
Deposit to purchase property and equipment	–	(337)

Net cash used in investing activities	(1,609)	(993)

Cash flows from financing activities:
Principal payments on long-term debt	(116)	(17)
Principal payments on capital lease obligations	(1,431)	(18)
Principal payments on income tax settlement	(1,450)	–
Refunds of deposits to collateralize letters of credit	–	302
Cash distributions to minority interests	(123)	(172)

Net cash provided by (used in) financing activities	(3,120)	95

Net increase in cash from continuing operations	$2,851	$3,324

Net cash used in discontinued operations	$–	$(79)

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2004

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Description of Business

     As of March 31, 2004, Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) were engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapies, which also include non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as hospital outsource compounding services. Coram delivers its alternate site infusion therapy services through 77 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”) (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299 and In re Coram, Inc., Case No. 00-3300 (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee (Arlin M. Adams, Esquire) was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of CHC’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Coram’s business strategy is dependent upon its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and hospital outsource compounding services provided by its SoluNet LLC subsidiary. Accordingly, management’s primary business objective is to focus Coram’s efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, intravenous immunoglobulin (“IVIG”), pain management and coagulant and blood clotting therapies for individuals with hemophilia. Additionally, commencing in 2004, therapies corresponding to the Food and Drug Administration approved Alpha-1 Antitrypsin Deficiency drug Aralast™ have been included as one the company’s core therapy offerings. For each of the periods presented, the company’s primary operations and assets were in the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company’s consolidated financial position or operations.

     Based on the materiality concepts of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, management concluded that the company has only one reportable business segment.

Basis of Presentation

     The condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments and disclosures pursuant to Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”)) that are, in the opinion of management, necessary for a fair presentation of the company’s consolidated financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the applicable SEC regulations. The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results for the full calendar year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (hereinafter referred to as “CHC’s 2003 Form 10-K”).

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     Certain amounts in the condensed consolidated statement of cash flows for the three months ended March 31, 2003 have been reclassified to conform to the 2004 presentation.

Accounting Policies

     Refer to Notes 2 and 7 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for discussion of the company’s significant accounting policies.

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

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(978)	$(1,519)
Less: Pro forma stock-based compensation expense (determined using the fair value method for all awards)	–	(11)

Pro forma net loss	$(978)	$(1,530)

Net loss per common share:
Basic and diluted, as reported	$(0.02)	$(0.03)

Basic and diluted, pro forma	$(0.02)	$(0.03)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on the pro forma net losses disclosed above may not be representative of pro forma compensation expense in future periods.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement 148”). This accounting pronouncement amends Statement 123 and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management evaluated the various methods of transitioning to Statement 123 as outlined in Statement 148 but concluded that the company will continue to use the intrinsic method provided in APB 25 as the company’s accounting policy for stock-based compensation plans. The company will also continue to provide the pro forma disclosures required pursuant to Statement 123, as amended.

     Loss Per Common Share. Basic net loss per common share excludes any dilutive effects of stock options, warrants and convertible securities. During both the three months ended March 31, 2004 and 2003, the company experienced losses from continuing operations and, in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the denominator utilized to calculate diluted income (loss) per share does not increase for common stock equivalents when losses from continuing operations are in evidence because to do so would be anti-dilutive.

2. REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

     As previously reported, two competing proposed plans of reorganization have been filed in the Bankruptcy Cases. The plans of reorganization have been proposed by (i) the Chapter 11 trustee and (ii) the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) (hereinafter such plans of reorganization, as modified, supplemented and amended, are referred to as the “Trustee’s Plan” and the “Equity Committee’s Plan,” respectively). Such proposed plans of reorganization, as well as modifications, supplements and amendments thereto, can be found as exhibits to CHC’s Current Reports on Form 8-K filed with the SEC on July 11, 2003, September 23, 2003, October 14, 2003, February 26, 2004, April 23, 2004 and April 30, 2004.

     Pursuant to a Bankruptcy Court order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee’s Plan and the Equity Committee’s Plan. Additionally, in accordance with the Bankruptcy Court’s order, on or about July 14, 2003 the balloting agent transmitted the Chapter 11 trustee’s and the Equity Committee’s solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. On May 17, 2004, the Bankruptcy Court heard arguments and ruled on certain motions filed by the Chapter 11 trustee and the Equity Committee relating to voting matters and it is expected that the Bankruptcy Court will enter written orders in connection with such rulings. As of such date, the final certified voting results have not yet been filed with the Bankruptcy Court by the balloting agent.

     The two competing plans of reorganization remain subject to confirmation by the Bankruptcy Court. Hearings to consider confirmation of such plans of reorganization and any objections thereto commenced on September 30, 2003 and are ongoing. The briefing period with respect to confirmation is presently scheduled to conclude on June 11, 2004. Management cannot predict whether or not the Trustee’s Plan or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or while the Debtors are conducting business as debtors-in- possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets are also stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue the pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 11 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries’ bankruptcy proceedings.

     The principal categories and balances of Chapter 11 bankruptcy items accrued in the condensed consolidated balance sheets at both March 31, 2004 and December 31, 2003 and included in liabilities subject to compromise are summarized as follows (in thousands):

Series B Senior Subordinated Unsecured Convertible Notes in default	$9,000
Liabilities of discontinued operations subject to compromise	2,936
Earn-out obligation	1,500
Accounts payable	1,390
Other accrued liabilities	1,324
Accrued merger and restructuring costs (primarily severance liabilities)	468
Other debt obligations	130
Legal and professional liabilities	98

Total liabilities subject to compromise	$16,846

     In addition to the amounts disclosed in the above table, the holders of the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock (the holders of such CI preferred stock are hereinafter referred to as the “CI Preferred Stock Holders”) continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences. Furthermore, in connection with a certain note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting such exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges (such exchanges are more fully discussed in Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K) and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors’ assets pursuant to Chapter 11 of the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI’s common stock and all claims against and equity interests in CHC.

     On or about March 28, 2003, the Equity Committee commenced an adversary proceeding seeking to subordinate the preferred stock interests of Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P. and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.) in Coram, Inc. to the interests of Coram Healthcare Corporation as the sole common shareholder of Coram, Inc. Upon motion of the defendants and after a hearing held on June 5, 2003, the Bankruptcy Court dismissed the aforementioned adversary proceeding by an order dated June 19, 2003 and preserved issues concerning post-petition interest for determination in connection with confirmation hearings on the Trustee’s Plan and the Equity Committee’s Plan, provided that, to the extent that an equitable objection to confirmation is raised, the Bankruptcy Court will treat the CI preferred stock as debt and deal with the issue of whether post-petition interest will be allowed in accordance with the provisions of the Bankruptcy Code concerning post-petition interest on debt.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated by management and the Chapter 11 trustee. Furthermore, in order to resolve certain pre-petition disputes, the Chapter 11 trustee is involved in settlement negotiations with several parties that claim to hold pre-petition general unsecured claims and, in some cases, he has submitted motions to the Bankruptcy Court related thereto. If, upon the completion of such investigations, settlements and/or other related activities it is determined that the Debtors’ amounts need to be modified and the requisite approvals related thereto have been obtained, the company’s consolidated financial statements will be adjusted accordingly. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at March 31, 2004 and December 31, 2003 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a proximate result of the reorganization. These items include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Legal, accounting and consulting fees	$3,301	$1,854
Office of the United States Trustee fees	10	10
Interest income	(96)	(102)

Total reorganization expenses, net	$3,215	$1,762

     Refer to Note 3 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further discussion of the Bankruptcy Cases.

3. DISCONTINUED OPERATIONS

     Prior to January 1, 2000, the company provided ancillary network management services through the Resource Network Subsidiaries, which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations.

     On August 19, 1999, an involuntary bankruptcy petition was filed against Coram Resource Network, Inc. and, on November 12, 1999, the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On or about May 31, 2000, the Resource Network Subsidiaries filed a liquidating Chapter 11 plan and disclosure statement. Subsequently, on October 21, 2002 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a competing proposed Liquidating Chapter 11 Plan. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications (collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan, which was confirmed by the Bankruptcy Court on December 23, 2003 and became effective on or about January 31, 2004, is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151.

     Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. In connection therewith, Coram separately reflected R-Net’s operating results in its consolidated statements of operations as discontinued operations; however, R-Net had no operating activity for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004 and 2003, the company recorded nominal incremental losses from disposal of discontinued operations related to certain litigation between the R-Net Creditors’ Committee and the Debtors

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation.

     As of March 31, 2004, the company has provided approximately $27.2 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors’ Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters. See Note 11 for further details regarding the R-Net Creditors’ Committee litigation, the potential impact of the Trustee’s Plan and/or the Equity Committee’s Plan (if either proposed plan of reorganization is confirmed by the Bankruptcy Court) and related matters.

4. RELATED PARTY TRANSACTIONS

     The company’s former Chairman of the Board of Directors, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC (“DHS”), a privately held management consulting and investment firm from which the company purchased services. Mr. Crowley’s employment with the company terminated effective March 31, 2003. As more fully discussed in CHC’s 2003 Form 10-K (Part III and Note 3 to the company’s audited consolidated financial statements), during the three months ended March 31, 2003 the company paid Mr. Crowley based on a proposed termination and employment extension agreement. The Chapter 11 trustee has requested repayment from Mr. Crowley of the 2003 salary differential between Mr. Crowley’s employment contract, which expired by its own terms on November 29, 2002, and the proposed termination and employment extension agreement (i.e., a requested repayment of $41,792).

     Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Through March 31, 2003, DHS continued to bill the company the actual costs it attributed to DHS’ Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at the aforementioned Sacramento, California location where certain company employees and consultants remain. The rent, including parking and certain utilities, is approximately $8,000 per month. Subsequent to December 31, 2003 and through May 17, 2004, approximately $40,000 was paid to DHS for such costs. Additionally, during the three months ended March 31, 2003 the company paid approximately $46,000 to DHS in connection with the aforementioned arrangements.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley wherein, subject to certain material terms and conditions, Mr. Crowley would have a claim for $1.8 million following the successful refinancing of the company’s debt. In connection therewith and a certain December 2000 debt to preferred stock exchange transaction (refer to Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details), the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as a plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Based on overall company performance and the consideration thereof pursuant to certain Management Incentive Plans, Mr. Crowley also has claims for incentive bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million. Additionally, he participated in certain of the company’s key employee retention plans. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in future litigation. Moreover, the Trustee’s Plan proposes to reject Mr. Crowley’s expired employment agreement with the company. Management cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements in the aggregate amount of approximately $16.4 million, will result from a confirmed plan or plans of reorganization.

     Effective August 1, 1999, Mr. Crowley and Cerberus Capital Management, L.P. (an affiliate of Cerberus Partners, L.P. (“Cerberus”), a party to the company’s former debtor-in-possession financing agreement, Senior Credit Facility and Securities Exchange Agreement), executed an employment agreement whereby Mr. Crowley was paid approximately $1 million per annum plus potential performance-related bonuses, equity options and fringe benefits. The services rendered by Mr. Crowley to Cerberus included, but were not limited to, providing business and strategic healthcare investment advice to executive management at Cerberus and its affiliates. Mr. Crowley and Cerberus agreed to suspend their contract and all related obligations immediately after the Bankruptcy Court’s denial of the Debtors’ second proposed joint plan of reorganization on December 21, 2001. Mr. Crowley represented that he formally terminated the Cerberus employment contract in September 2002.

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

     As further discussed in Note 11, in November 2001 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as several related parties, including Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.), Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus’ principals, certain current members of CHC’s Board of Directors and certain current and former members of management.

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. As more fully discussed in Note 2, Mr. Adams has assumed CHC’s Board of Directors’ management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader Harrison”) to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. For the three months ended March 31, 2004 and 2003, the company recorded aggregate compensation and reimbursable expenses for Mr. Adams of approximately $45,000 and $22,000, respectively. In addition, the company recorded aggregate professional fees and reimbursable expenses during the three months ended March 31, 2004 and 2003 for Schnader Harrison of approximately $881,000 and $765,000, respectively. Through May 17, 2004, the company paid $193,566 to Mr. Adams for compensation and reimbursable expenses incurred from March 7, 2002 to November 30, 2003. Moreover, through May 17, 2004, the company paid $4,930,310 to Schnader Harrison for professional services rendered and reimbursable expenses incurred from March 7, 2002 to November 30, 2003. The amounts paid to Mr. Adams and Schnader Harrison are net of certain holdbacks available to the company pursuant to Chapter 11 of the Bankruptcy Code.

5. MERGER AND RESTRUCTURING RESERVES

     In May 1995, as a result of the formation of Coram and the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., the company initiated a restructuring plan (the “Caremark Business Consolidation Plan”) and charged approximately $25.8 million to operations as a restructuring cost.

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the “Coram Restructure Plan”) and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of facilities and the reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees terminated under the plan and (ii) facility closing costs consisting of rent, common area maintenance and utility costs for fulfilling lease commitments at approximately fifteen branch and corporate facilities that were to be closed or downsized. As part of the Coram Restructure Plan, the company informed certain personnel of the estimated closure dates of the affected reimbursement sites and such operations were ultimately closed during the first half of 2001, including the termination of approximately 80 employees.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through March 31, 2004, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

	Charges Through March 31, 2004			Balances at March 31, 2004
				Estimated
	Cash	Non-Cash		Future Cash	Total
	Expenditures	Charges	Totals	Expenditures	Charges
Caremark Business Consolidation Plan:
Personnel reduction costs	$11,300	$–	$11,300	$–	$11,300
Facility reduction costs	10,437	3,900	14,337	250	14,587

Subtotals	21,737	3,900	25,637	250	25,887
Coram Restructure Plan:
Personnel reduction costs	2,361	–	2,361	104	2,465
Facility reduction costs	1,333	–	1,333	155	1,488

Subtotals	3,694	–	3,694	259	3,953

Totals	$25,431	$3,900	$29,331	509	$29,840

Restructuring costs subject to compromise				(468)

Accrued merger and restructuring costs per the condensed consolidated balance sheet				$41

     A rollforward of the restructuring reserves that were not subject to compromise for the three months ended March 31, 2004 is summarized as follows (in thousands):

Balance at January 1, 2004	$55
Payments under the plans	(14)

Balance at March 31, 2004	$41

     Management estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 97% through March 31, 2005 and 3% through March 31, 2006.

6. CONCENTRATIONS OF REVENUE AND CREDIT RISK

     Accounts receivable are primarily from third party payers, including insurance companies, managed care plans and federal and state governmental payers such as Medicare and Medicaid, and are unsecured. Accounts receivable under the Medicare program represented approximately 26% and 27% of the company’s consolidated accounts receivable at March 31, 2004 and December 31, 2003, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. However, upon aggregating the individual Medicaid program accounts receivable for all states where the company does business, such totals represented approximately 8.7% and 8.5% of consolidated accounts receivable at March 31, 2004 and December 31, 2003, respectively. Credit risk is mitigated by the large number of entities that comprise the third party payer base and credit evaluations performed by company personnel on patients and third party payers.

     Revenue from the Medicare and Medicaid programs accounted for approximately 25% and 24% of the company’s consolidated net revenue for the three months ended March 31, 2004 and 2003, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. The company records reserves for regulatory matters after management has reviewed the underlying circumstances and applied the principles of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. See Note 11 for further discussion of the company’s reserves for regulatory matters.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     In certain cases, the company accepts fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer’s health plan in exchange for a fixed per member per month service fee. The total per member per month service fee is calculated using all members enrolled in the particular health plan as of certain specified dates. Revenue from capitated arrangements accounted for approximately 1.7% and 1.8% of the company’s consolidated net revenue for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, Coram was a party to only two capitated fee arrangements.

     Approximately 6.1% and 7.1% of the company’s consolidated net revenue for the three months ended March 31, 2004 and 2003, respectively, related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California pursuant to fee-for-service and capitated fee reimbursement arrangements. Additionally, Coram owns 50% of a partnership located in California that derived approximately 29.1% and 42.1% of its net revenue during the three months ended March 31, 2004 and 2003, respectively, from services provided under such agreement. The Health Net agreement, as amended effective October 1, 2003, terminates on December 31, 2005; however, Health Net has reserved the right to reevaluate the amended agreement based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Health Net agreement. The loss of the Health Net agreement or significant modifications to the terms and conditions of such agreement could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership.

     The company was a party to several individual healthcare provider contracts under the purview of a single national health insurance carrier that commenced implementation of a national ancillary care management program in 2002. In connection therewith, through May 17, 2004 such national health insurance carrier terminated all but one of the company’s individual healthcare provider contracts. The terminated contracts represented approximately 1.2% and 2.9% of the company’s consolidated net revenue for the three months ended March 31, 2004 and 2003, respectively, and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was 3.1% and 5.0%, respectively. Additionally, approximately 4.2% and 5.4% of the company’s consolidated accounts receivable at March 31, 2004 and December 31, 2003, respectively, relate to the aggregate contracted and non-contracted business with the individual healthcare plans. Management can provide no assurances that the remaining active provider contract affiliated with this national health insurance carrier, which generated net revenue of approximately $0.6 million and $0.3 million during the three months ended March 31, 2004 and 2003, respectively, will continue under terms that are favorable to the company. Moreover, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. The termination of the remaining provider contract, the loss of the non-contracted business and/or continued delays in collecting, adjudicating and/or settling the outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s results of operations, cash flows and financial condition.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company entered into a settlement agreement with one of its payers and recorded a bad debt recovery of approximately $0.5 million during the three months ended March 31, 2003. During the three months ended March 31, 2004, the company did not record any material bad debt expense or recoveries related to such settlement activity. Furthermore, management is aware of certain claims, disputes or unresolved matters with third party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

7. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) in default	$9,000	$9,000
Specialized Clinical Solutions, Inc. note payable	1,102	1,201
Accreditation note payable	34	51
Other	130	130

	10,266	10,382
Less: Debt obligations subject to compromise	(9,130)	(9,130)
Less: Current maturities	(702)	(660)

Long-term debt, less current maturities	$434 (1)	$592

(1)	This amount is due and payable before March 31, 2006.

     The Series B Notes were not paid on their June 30, 2003 scheduled maturity date and, as a result, the company is in default of the underlying Securities Exchange Agreement; however, the holders of such notes are stayed from pursuing any remedies without prior authorization from the Bankruptcy Court. Other than such default for non-payment of principal, management believes that on March 31, 2004 the company was substantially compliant with all other covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether covenant violations or events of default will occur in future periods or whether waivers would be granted by the noteholders.

     Refer to Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the company’s debt obligations.

8. CAPITAL LEASE OBLIGATIONS

     Capital lease obligations are as follows (in thousands):

	March 31,	December 31,
	2004	2003
B. Braun Medical, Inc. pole-mounted infusion pumps	$1,247	$1,278
Baxter Healthcare Corporation (“Baxter”) ambulatory infusion pumps	1,331	1,280
Other	96	108

	2,674	2,666
Less: Current portion	(551)	(1,052)

Capital lease obligations, less current portion	$2,123	$1,614

     Baxter Capital Lease Obligations. On December 22, 2003, the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee that, among other things, authorized the company to enter into a series of lease agreements with Baxter for a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps. In connection therewith, on December 30, 2003 Baxter and the company entered into the first five year agreement wherein 800 pumps were delivered to the company on or about December 31, 2003. On or about February 24, 2004, Baxter and the company entered into the second five year agreement wherein 900 pumps were delivered to the company in February 2004. Based upon the projected delivery schedule, management anticipates receiving the remaining pumps on or before September 30, 2004, thereby enabling the company to replace its entire existing fleet of Sabratek 6060 Homerun Pumps (see Note 11 for further discussion regarding the company’s aggregate Baxter leasing commitment). Upon expiration of the Baxter lease agreements, legal title of the pumps will effectively pass to the company.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Future non-cancelable capital lease payments for each of the years in the five year period ending March 31, 2009 and thereafter are as follows (in thousands):

Years Ending March 31
2005	$663
2006	1,137
2007	400
2008	372
2009	348
Thereafter	–

Total minimum lease payments	2,920
Less amounts representing interest	(246)

Present value of capital lease obligations	$2,674

     Refer to Note 9 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the company’s capital lease obligations.

9. INCOME TAXES

     During the three months ended March 31, 2004 and 2003, the company recorded income tax expense of approximately $38,000 and $35,000, respectively. The effective income tax rates for such periods were higher than the federal statutory rate because the company is not recognizing the deferred income tax benefits of losses during those periods. At March 31, 2004, deferred tax assets were net of a valuation allowance of approximately $151.6 million. Realization of deferred tax assets is generally dependent upon the company’s ability to generate taxable income in the future. Accordingly, deferred tax assets have been limited to amounts expected to be recovered against deferred tax liabilities that would otherwise become payable in the carryforward period. Furthermore, as management believes that the realization of the balance of deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both March 31, 2004 and December 31, 2003.

     Deferred tax assets relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized, certain tax credits and net operating loss carryforwards (“NOLs”) that may be deductible against future taxable income. At March 31, 2004, the company had NOLs for federal income tax purposes of approximately $196.4 million, which may be available to offset future federal taxable income and expire in varying amounts in the years 2005 through 2023. These NOLs include approximately $22.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $196.4 million of federal NOLs and certain of the company’s state NOLs is uncertain due to rules and regulations covering the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the “CI Series A Preferred Stock”) in December 2001 and December 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”) in December 2002 (refer to Notes 8 and 12 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details). As of March 31, 2004, the company had alternative minimum tax (“AMT”) credit carryforwards of approximately $2.9 million, which have an indefinite carryforward period and may be available to offset future federal income taxes.

     CI currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, the issuance of the CI Series A Preferred Stock in December 2000 caused an ownership change at CI for federal income tax purposes. The bankruptcy provisions of IRC Section 382 impose certain limitations on the utilization of NOLs and other tax attributes. Additionally, the extraordinary gains on troubled debt restructurings that resulted from the abovementioned exchanges of CI Series A Preferred Stock and CI Series B Preferred Stock for debt are generally not subject to income tax pursuant to the cancellation of debt provisions in IRC Section 108; however, such gains could affect the company’s utilization of NOLs and certain other tax attributes.

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     During the three months ended March 31, 2004, the company and the IRS executed a settlement agreement and a deferred payment plan (collectively the “IRS Settlement”) to resolve a federal income tax dispute. The IRS Settlement contemplates an application of the remaining outstanding AMT Refund of approximately $1.7 million against the IRS Settlement amount and requires the company to make quarterly payments of approximately $0.7 million until such time as the remaining IRS Settlement amount, post-settlement interest and penalties are fully liquidated. Under the terms of the IRS Settlement, interest accrues at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at May 17, 2004, the corresponding effective interest rate was 7.0%).

     If the Trustee’s Plan is confirmed by the Bankruptcy Court, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) and Foothill Income Trust will pay when due the remaining obligation under the IRS Settlement as of the effective date of such plan of reorganization. Management cannot predict whether or not the Trustee’s Plan will be confirmed, the ultimate outcome of such proposed plan of reorganization or the resolution of certain filed objections to such proposed plan of reorganization.

     The future principal payments under the IRS Settlement for each of the years in the five year period ending March 31, 2009 and thereafter are as follows (in thousands):

Years Ending March 31,
2005	$3,399	(1)
2006	1,864
2007	1,999
2008	2,144
2009	2,297
Thereafter	7,070

Totals	$18,773

(1)	This amount contemplates the application of the remaining outstanding AMT Refund of approximately $1.7 million during the year ending March 31, 2005.

     Refer to Note 10 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the IRS Settlement.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

10. MINORITY INTERESTS

     The table below summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

	March 31,	December 31,
	2004	2003
Preferred stock of Coram, Inc.	$5,538	$5,538
Majority-owned companies	565	972

Totals	$6,103	$6,510

     A summary of the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock (collectively the “CI Preferred Stock”) activity and related liquidation preference amounts during the three months ended March 31, 2004 is as follows (in thousands, except share amounts):

	CI Series A Cumulative Preferred Stock		CI Series B Cumulative Preferred Stock
		Liquidation		Liquidation
	Shares	Preferences	Shares	Preferences
Balances at January 1, 2004	1,685.3	$203,583	1,414.4	$170,862
Dividends In-Kind	63.9	7,719	53.6	6,479

Balances at March 31, 2004.	1,749.2	$211,302	1,468.0	$177,341

     Refer to Note 12 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further information regarding the CI Preferred Stock.

11. COMMITMENTS AND CONTINGENCIES

Commitments

     The table below summarizes the company’s operating lease, purchase and other commitments for each of the years in the five year period ending March 31, 2009 and thereafter (in thousands):

		Purchase
	Operating	Commitments and
Years Ending March 31,	Leases	Other Obligations	Totals
2005	$9,321	$50,409	$59,730
2006	7,414	32,203	39,617
2007	5,025	3,551	8,576
2008	3,624	3,605	7,229
2009	2,698	2,748	5,446
Thereafter	1,907	324	2,231

Totals	$29,989	$92,840	$122,829

     The company’s long-term debt, capital lease and IRS settlement obligations are not included in the above table. Such matters are discussed in Notes 7, 8 and 9, respectively. Additionally, excluded from the above table are open purchase orders in the normal course of business.

     Purchase and Other Commitments. On April 29, 2003, the Bankruptcy Court approved a motion that, among other things, allowed the company to assume an agreement with B. Braun Medical, Inc (“B. Braun”) to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement. Accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.5 million at May 17, 2004, would have a materially adverse effect on the company’s financial position, liquidity and results of operations.

     Refer to Note 14 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for a further discussion regarding the company’s purchase and other commitments, as well as projected purchase commitment shortfalls during the years ending December 31, 2004 and 2005 under certain of the company’s drug and supply agreements. If such purchasing shortfalls occur, the affected vendors will have the right to assess monetary damages or penalties against the company. Management is currently negotiating with such vendors to restructure the agreements in a manner that would enable the company to meet its purchase commitments. Although there can be no assurances of the success of these negotiations, management believes that the ultimate outcome thereof and the corresponding revisions to the purchase commitments will not have a materially adverse impact on the company’s financial position or liquidity.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors’ motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the “2001 Financing Agreement”) to finance the payment of premiums under certain of the Debtors’ insurance policies. The final installment payment thereunder was made in December 2001. In May 2004, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Debtors entered into an insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “2004 Financing Agreement”) to finance the premiums under certain insurance policies. The terms of the 2004 Financing Agreement required the Debtors to remit a down payment of approximately $2.2 million on May 7, 2004. The amount financed of approximately $4.0 million will be paid in eight monthly installments of approximately $0.5 million, including interest at a rate of 3.70% per annum. The eight monthly installment payments commenced on May 17, 2004. Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2004 Financing Agreement. Additionally, the 2004 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies.

     As discussed in Note 8, the company is contractually obligated to enter into a series of agreements with Baxter Healthcare Corporation (“Baxter”) to lease a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps. In connection therewith, through May 17, 2004, the company received 1,700 pumps and, contingent upon availability, management anticipates receiving the remaining pumps on or before September 30, 2004 for an aggregate capital lease commitment of approximately $5.6 million. Pursuant to the terms of the Baxter lease agreements, the company is required to pay (i) 50% of the cost upon delivery of the pumps and (ii) the balance, plus financing costs, in monthly installments over the five year term of the agreement.

     Guarantees and Indemnifications. In May 2003, one of the company’s unconsolidated joint ventures and a related affiliate (collectively the “Joint Venture”) entered into a five year real property lease in connection with the consolidation of two existing Joint Venture locations into one new facility. CI and its Joint Venture partner have jointly and severally guaranteed the Joint Venture’s financial performance under such real property lease. As of May 17, 2004, the maximum amount of future payments CI could be required to make through the termination of the real property lease (exclusive of any amounts potentially recoverable from CI’s Joint Venture partner) was (i) approximately $0.2 million for recurring monthly lease payments and (ii) certain other presently undeterminable contingent amounts such as utility costs, common area maintenance charges and landlord legal fees necessary to assert his rights; however, management estimates such miscellaneous contingent amounts to be nominal. The fair value of CI’s guarantee has

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

been estimated by management to be less than $0.1 million and has been accrued as a long-term liability in the company’s condensed consolidated financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In subsequent periods, management will evaluate and adjust the aforementioned liability in relation to the changes in the estimated fair value of the guarantee at such future date.

     In connection with divestitures of certain operating assets and businesses in prior years, two separate CI subsidiaries provided the acquirers of such operating assets and businesses with indemnifications for certain contingent regulatory liabilities that might arise in connection with the pre-divestiture activities. As of May 17, 2004, the maximum amount of potential future payments the CI subsidiaries could be required to make under these indemnification agreements aggregated approximately $0.2 million, which would be partially offset by an immaterial amount of escrowed funds. No amounts have been accrued in the company’s condensed consolidated financial statements in connection with such indemnification agreements because management considers the probability of payment to be remote and, accordingly, the fair value of the indemnifications are nominal.

     The primary obligor of the Series B Notes is CI; however, such liabilities are guaranteed by CHC and substantially all of its subsidiaries (see Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details of the Series B Notes). The B. Braun and Baxter capital lease agreements (see Note 8 for further details) were executed by a non-debtor subsidiary but the obligations are guaranteed by the Debtors and CI, respectively. Additionally, CHC, CI and certain of their subsidiaries are parties to various real property and personal property operating lease agreements. In certain circumstances, individual members of the Coram consolidated group have provided guarantees to third party lessors on behalf of, or for the benefit of, the primary Coram obligor.

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

     The Official Committee of the Equity Security Holders of Coram Healthcare Corporation. In February 2001, the Official Committee of the Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) filed a motion with the Bankruptcy Court seeking permission to bring a derivative lawsuit directly against the company’s former Chief Executive Officer, a former member of the CHC Board of Directors, Cerberus Partners, L.P., Cerberus Capital Management, L.P., Cerberus Associates, L.L.C. and Craig Court, Inc. (all the aforementioned corporate entities being parties to certain of the company’s debt agreements or affiliates of such entities). The Equity Committee’s proposed lawsuit alleged a collusive plan whereby the named parties conspired to devalue the company for the benefit of the company’s creditors under the Securities Exchange Agreement. On February 26, 2001, the Bankruptcy Court denied the Equity Committee’s motion without prejudice. In January 2002, the Equity Committee filed a substantially similar motion with the Bankruptcy Court, which additionally named, among others, certain current CHC directors and the company’s other noteholders as possible defendants. On February 12, 2002, the Bankruptcy Court again denied the renewed motion without prejudice.

     After the Debtors’ exclusivity period to file their own plan or plans of reorganization terminated, on December 19, 2002 the Equity Committee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended. The Equity Committee’s Plan incorporates a variation of the aforementioned proposed derivative lawsuit. Additionally, on May 2, 2003 the Chapter 11 trustee filed with the Bankruptcy Court a proposed plan of reorganization with respect to the Debtors, which was subsequently amended and modified. The Trustee’s Plan includes, among other things, the settlement of certain claims against the company’s noteholders. Each of the Trustee’s Plan and the Equity Committee’s Plan is subject to, and contingent upon, confirmation by the Bankruptcy Court. Management cannot predict whether or not the Trustee’s Plan or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization. See Note 2 for further discussion of the proposed plans of reorganization.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Resource Network Subsidiaries’ Bankruptcy. On August 19, 1999, a small group of parties with claims against the Resource Network Subsidiaries filed an involuntary petition pursuant to Section 303 of Chapter 11 of the Bankruptcy Code against Coram Resource Network, Inc. in the Bankruptcy Court. On November 12, 1999, the Resource Network Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, Case No. 99-2888 (MFW) and Case No. 99-2889 (MFW). The two cases were consolidated for administrative purposes and are now pending under the docket of In re Coram Resource Network, Inc. and Coram Independent Practice Association, Inc., Case No. 99-2889 (MFW). On October 21, 2002, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) filed a proposed Liquidating Chapter 11 Plan. On August 28, 2003, the R-Net Creditors’ Committee filed with the Bankruptcy Court its Disclosure Statement With Second Modifications, including, as an attachment, the Liquidating Chapter 11 Plan With Second Modifications (collectively the “Second Modified R-Net Plan”). The Second Modified R-Net Plan, which was confirmed by the Bankruptcy Court on December 23, 2003 and became effective on or about January 31, 2004, is available in the Resource Network Subsidiaries’ bankruptcy cases at docket number 1151.

     The Resource Network Subsidiaries maintain claims against each of the Debtors’ estates and the company maintains claims against the Resource Network Subsidiaries’ estates. Additionally, the R-Net Creditors’ Committee filed a motion to lift the automatic stay in the Debtors’ bankruptcy proceedings. On June 6, 2002, the Bankruptcy Court granted such motion, thereby allowing the R-Net Creditors’ Committee to pursue its claims against the Debtors.

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.) and Foothill Income Trust, L.P. (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint seeks damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. The Debtors initially objected to the complaint in the Bankruptcy Court because management believed that the complaint constituted an attempt to circumvent the automatic stay protecting the Debtors’ estates; however, the Debtors’ non-debtor subsidiaries have no such protection.

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. On January 10, 2003, the United States District Court for the District of Delaware (the “District Court”) granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. On May 21, 2003, the District Court entered an order staying the aforementioned proceedings, pending approval by the Bankruptcy Court in the Bankruptcy Cases of a certain proposed settlement agreement that is discussed in further detail below. Moreover, on September 26, 2003 the District Court dismissed without prejudice to renew (subject to the successful resolution of the proposed settlement agreement) certain motions filed by various defendants to dismiss some or all counts of the complaint. The company notified its insurance carrier of the second amended complaint and intends to avail itself of any insurance coverage for its directors and officers.

     The Trustee’s Plan proposes resolution of substantially all of the aforementioned Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer (the “R-Net Restructuring Officer”). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

confirmation of the Trustee’s Plan, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries’ bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries’ bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with such conditions precedent, (i) on August 29, 2003 the Bankruptcy Court approved a motion filed jointly by the R-Net Restructuring Officer and the R-Net Creditors’ Committee in the Resource Network Subsidiaries’ bankruptcy proceedings requesting approval of the R-Net Settlement Agreement, (ii) on December 23, 2003 the Bankruptcy Court confirmed R-Net’s plan of liquidation and it became effective on or about January 31, 2004 and (iii) on September 10, 2003 the Internal Revenue Service withdrew its proof of claim from the Resource Network Subsidiaries’ bankruptcy proceedings. However, management cannot predict the outcome of the confirmation hearings on the Trustee’s Plan nor can management readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

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

     On August 25, 2003, the Chapter 11 trustee and TBOB entered into the Settlement Agreement and Mutual Release (the “TBOB Settlement Agreement”). The TBOB Settlement Agreement proposes resolution of the aforementioned matters by fixing and allowing TBOB’s claim against CHC at $1.5 million, plus interest, under certain circumstances, at the applicable federal judgment rate. The company’s liabilities subject to compromise at both March 31, 2004 and December 31, 2003 reflect the full TBOB Settlement Agreement amount. The TBOB Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of either the Trustee’s Plan or the Equity Committee’s Plan on or before December 31, 2003. As no plan of reorganization was confirmed before the prescribed date, TBOB may, at its sole discretion, (i) elect to extend the deadline for a period up to and including December 31, 2004 or (ii) seek allowance of its original claim amount against CHC; however, if TBOB does seek allowance of its original claim amount, the Chapter 11 trustee is permitted to seek a reduction of such claim to an amount lower than the $1.5 million settlement amount included in the TBOB Settlement Agreement. On October 22, 2003, the Bankruptcy Court granted a motion submitted by the Chapter 11 trustee wherein, solely for voting on the plans of reorganization, TBOB will be considered to hold an allowed general unsecured claim in the amount of $1.5 million.

     In the event that the TBOB Settlement Agreement is not consummated, additional liabilities may result from post-petition interest on the final scheduled earn-out payment and/or the aforementioned TBOB allegations. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.7 million at both March 31, 2004 and May 17, 2004 using the contractual interest rate of 18%, has not been recorded in the company’s condensed consolidated financial statements because TBOB’s original claim for interest may ultimately not be sustainable (moreover, both the Trustee’s Plan and the Equity Committee’s Plan propose to pay no more than the federal judgment interest rate, if certain conditions are satisfied). Management does not believe that final resolution of this matter will have a material adverse impact on the company’s financial position or results of operations.

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

     The company and its subsidiaries are also parties to various other actions arising in the normal course of their businesses, including, among other things, employee claims, employee incentive compensation disputes and reviews of cost reports and billings submitted to Medicare. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the company’s financial position, results of operations or liquidity.

     Regulatory Audits and Reviews. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. Specifically, the Centers for Medicare & Medicaid Services (“CMS”), Medicare and state Medicaid agencies, as well as their fiscal intermediaries, periodically conduct payment reviews or audits of claims for services provided to their beneficiaries. As a result of external state Medicaid audit findings and other related matters, during 2003 and 2004 management initiated internal reviews focused on certain critical components of the company’s internal control environment. Management ultimately concluded that there were deficiencies in the company’s internal control structure relating to certain elements of the company’s Medicaid billing and reimbursement practices. As a consequence thereof, among other things, the company recorded incremental reserves for regulatory matters during the three months ended March 31, 2004, including approximately $0.8 million for pre-2004 revenue that was attributable to one of the company’s consolidated joint ventures. At March 31, 2004 and December 31, 2003, other current and accrued liabilities in the company’s condensed consolidated balance sheets included reserves for regulatory matters aggregating approximately $8.5 million and $7.7 million, respectively. Such reserve estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. To the extent that specific Medicaid refund and rebilling opportunities have been identified, the company has expeditiously processed such transactions. Moreover, management is taking corrective actions to remedy the aforementioned Medicaid billing and reimbursement internal control deficiencies.

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

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed a lawsuit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively “Caremark”), Caremark assigned and transferred to the company all of Caremark’s claims and causes of action against Caremark’s independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois; however, the case is still in the discovery stage and no trial date has been scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers. The Trustee’s Plan provides that any net recovery in this matter, as defined in such plan of reorganization, will be distributed (i) to the holders of allowed general unsecured claims on a pro rata basis in an amount equal to interest accrued at the federal judgment interest rate and (ii) then to certain holders of CHC equity interests on a pro rata basis. The Equity Committee’s Plan retains any net recovery from this matter in the reorganized company.

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Government Regulation. Under the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”), it is unlawful for a physician to refer patients for certain designated health services reimbursable under the Medicare or Medicaid programs to an entity with which the physician and/or the physician’s family, as defined under Stark II, has a financial relationship, unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician owned entities in the form of medical director agreements. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC’s common stock. Stark II includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details), at December 31, 2003 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exemption through the year ending December 31, 2004.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if CHC’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare and Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 25% and 24% of the company’s consolidated net revenue for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, relate to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a material adverse effect on the company’s financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could have a materially adverse effect on the company’s business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

12. DEBTOR/NON-DEBTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following Condensed Consolidating Financial Statements are presented in accordance with SOP 90-7. Certain amounts in the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2003 have been reclassified to conform to the 2004 presentation.

Condensed Consolidating Balance Sheet
As of March 31, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,635	$1,665	$–	$41,300
Cash limited as to use	169	85	–	254
Accounts receivable, net	–	105,961	–	105,961
Inventories	–	11,403	–	11,403
Deferred income taxes, net	–	125	–	125
Other current assets	4,418	1,013	–	5,431

Total current assets	44,222	120,252	–	164,474
Property and equipment, net	3,101	11,454	–	14,555
Deferred income taxes, net	–	480	–	480
Intangible assets, net	62	4,571	–	4,633
Goodwill	–	57,186	–	57,186
Investments in and advances to wholly-owned subsidiaries, net	111,875	–	(111,875)	–
Other assets	3,417	2,269	–	5,686

Total assets	$162,677	$196,212	$(111,875)	$247,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$11,548	$15,684	$–	$27,232
Accrued compensation and related liabilities	19,637	7,000	–	26,637
Current maturities of long-term debt	702	–	–	702
Current portion of capital lease obligations	–	551	–	551
Current portion of income tax settlement	–	3,399	–	3,399
Income taxes payable	20	141	–	161
Deferred income taxes	–	605	–	605
Accrued merger and restructuring costs	41	–	–	41
Accrued reorganization costs	10,748	–	–	10,748
Other current and accrued liabilities	3,900	9,802	(631)	13,071

Total current liabilities not subject to compromise	46,596	37,182	(631)	83,147
Total current liabilities subject to compromise	16,846	–	–	16,846

Total current liabilities	63,442	37,182	(631)	99,993
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	434	–	–	434
Capital lease obligations, less current portion	–	2,123	–	2,123
Income tax settlement, less current portion	–	15,374	–	15,374
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	565	–	6,103
Other liabilities	1,696	2,561	–	4,257
Net liabilities for liquidation of discontinued operations	–	26,532	631	27,163

Total liabilities	71,110	84,337	–	155,447
Net assets, including amounts due to Debtors	–	111,875	(111,875)	–
Total stockholders’ equity	91,567	–	–	91,567

Total liabilities and stockholders’ equity	$162,677	$196,212	$(111,875)	$247,014

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,183	$1,266	$–	$38,449
Cash limited as to use	–	84	–	84
Accounts receivable, net	–	107,620	–	107,620
Inventories	–	12,715	–	12,715
Deferred income taxes, net	–	110	–	110
Other current assets	4,725	1,106	–	5,831

Total current assets	41,908	122,901	–	164,809
Property and equipment, net	3,435	9,762	–	13,197
Deferred income taxes, net	–	463	–	463
Intangible assets, net	85	4,675	–	4,760
Goodwill	–	57,186	–	57,186
Investments in and advances to wholly-owned subsidiaries, net	114,068	–	(114,068)	–
Other assets	3,315	2,113	–	5,428

Total assets	$162,811	$197,100	$(114,068)	$245,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$12,572	$16,599	$–	$29,171
Accrued compensation and related liabilities	19,610	4,113	–	23,723
Current maturities of long-term debt	660	–	–	660
Current portion of capital lease obligations	–	1,052	–	1,052
Current portion of income tax settlement	–	4,355	–	4,355
Income taxes payable	2	162	–	164
Deferred income taxes	–	573	–	573
Accrued merger and restructuring costs	55	–	–	55
Accrued reorganization costs	8,596	–	–	8,596
Other current and accrued liabilities	4,093	8,899	(629)	12,363

Total current liabilities not subject to compromise	45,588	35,753	(629)	80,712
Total current liabilities subject to compromise	16,846	–	–	16,846

Total current liabilities	62,434	35,753	(629)	97,558
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	592	–	–	592
Capital lease obligations, less current portion	–	1,614	–	1,614
Income tax settlement, less current portion	–	15,615	–	15,615
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	972	–	6,510
Other liabilities	1,696	2,546	–	4,242
Net liabilities for liquidation of discontinued operations	–	26,532	629	27,161

Total liabilities	70,260	83,032	–	153,292
Net assets, including amounts due to Debtors	–	114,068	(114,068)	–
Total stockholders’ equity	92,551	–	–	92,551

Total liabilities and stockholders’ equity	$162,811	$197,100	$(114,068)	$245,843

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$–	$119,583	$–	$119,583
Cost of service	–	87,900	–	87,900

Gross profit	–	31,683	–	31,683
Operating expenses:
Selling, general and administrative expenses	4,655	19,664	–	24,319
Provision for estimated uncollectible accounts	–	5,423	–	5,423

Total operating expenses	4,655	25,087	–	29,742

Operating income (loss) from continuing operations	(4,655)	6,596	–	1,941
Other income (expenses):
Interest income	35	47	–	82
Interest expense respectively)	(18)	(295)	–	(313)
Equity in net income of wholly-owned subsidiaries	6,877	–	(6,877)	–
Equity in net income of unconsolidated joint ventures	–	283	–	283

Income from continuing operations before reorganization expenses, income taxes and minority interests	2,239	6,631	(6,877)	1,993
Reorganization expenses, net	(3,215)	–	–	(3,215)

Income (loss) from continuing operations before income taxes and minority interests	(976)	6,631	(6,877)	(1,222)
Income tax expense	–	(38)	–	(38)
Minority interests in net losses of consolidated joint ventures, net	–	284	–	284

Income (loss) from continuing operations	(976)	6,877	(6,877)	(976)
Loss from disposal of discontinued operations	(2)	–	–	(2)

Net income (loss)	$(978)	$6,877	$(6,877)	$(978)

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$–	$113,096	$–	$113,096
Cost of service	–	86,034	–	86,034

Gross profit	–	27,062	–	27,062
Operating expenses:
Selling, general and administrative expenses	5,018	17,989	–	23,007
Provision for estimated uncollectible accounts	–	3,517	–	3,517

Total operating expenses	5,018	21,506	–	26,524

Operating income (loss) from continuing operations	(5,018)	5,556	–	538
Other income (expenses):
Interest income	32	47	–	79
Interest expense respectively)	(2)	(340)	–	(342)
Equity in net income of wholly-owned subsidiaries	5,320	–	(5,320)	–
Equity in net income of unconsolidated joint ventures	–	234	–	234
Other expense, net	–	(1)	–	(1)

Income from continuing operations before reorganization expenses, income taxes and minority interests	332	5,496	(5,320)	508
Reorganization expenses, net	(1,762)	–	–	(1,762)

Income (loss) from continuing operations before income taxes and minority interests	(1,430)	5,496	(5,320)	(1,254)
Income tax expense	–	(35)	–	(35)
Minority interests in net income of consolidated joint ventures	–	(133)	–	(133)

Income (loss) from continuing operations	(1,430)	5,328	(5,320)	(1,422)
Loss from disposal of discontinued operations	(89)	(8)	–	(97)

Net income (loss)	$(1,519)	$5,320	$(5,320)	$(1,519)

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(5,422)	$14,065	$8,643
Net cash used by reorganization items	(1,063)	–	(1,063)

Net cash provided by (used in) continuing operations (net of reorganization items)	(6,485)	14,065	7,580

Cash flows from investing activities:
Purchases of property and equipment	(9)	(1,600)	(1,609)
Cash advances from wholly-owned subsidiaries	9,062	(9,062)	–

Net cash provided by (used in) investing activities	9,053	(10,662)	(1,609)

Cash flows from financing activities:
Principal payments on long-term debt	(116)	–	(116)
Principal payments on capital lease obligations	–	(1,431)	(1,431)
Principal payments on income tax settlement	–	(1,450)	(1,450)
Cash distributions to minority interests	–	(123)	(123)

Net cash used in financing activities	(116)	(3,004)	(3,120)

Net increase in cash from continuing operations	$2,452	$399	$2,851

Net cash used in discontinued operations	$–	$–	$–

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(3,161)	$9,587	$6,426
Net cash used by reorganization items	(2,204)	–	(2,204)

Net cash provided by (used in) continuing operations (net of reorganization items)	(5,365)	9,587	4,222

Cash flows from investing activities:
Purchases of property and equipment	(54)	(602)	(656)
Deposit to purchase property and equipment	(337)	–	(337)
Cash advances from wholly-owned subsidiaries	8,812	(8,812)	–

Net cash provided by (used in) investing activities	8,421	(9,414)	(993)

Cash flows from financing activities:
Principal payments on long-term debt	(17)	–	(17)
Principal payments on capital lease obligations	–	(18)	(18)
Refunds of deposits to collateralize letters of credit	302	–	302
Cash distributions to minority interests	–	(172)	(172)

Net cash provided by (used in) financing activities	285	(190)	95

Net increase (decrease) in cash from continuing operations	$3,341	$(17)	$3,324

Net cash used in discontinued operations	$(48)	$(31)	$(79)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The company’s actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”) (CHC and CI are hereinafter collectively referred to as the “Debtors”), and certain other factors, which are described in greater detail in Coram’s Annual Report on Form 10-K for the year ended December 31, 2003 (hereinafter referred to as “CHC’s 2003 Form 10-K”) under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors.” When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this report. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the filing date of this report or to reflect the occurrence of unanticipated events.

     The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases (as such term is defined in Note 1 to the company’s condensed consolidated financial statements) and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 to the company’s condensed consolidated financial statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of the company’s financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

Background and Certain Activities Relating to Reorganization Under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”)

     During 2004 and 2003, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and related equipment and durable medical equipment. Other services offered by Coram include hospital outsource compounding services and centralized management, administration and clinical support for clinical research trials. Coram’s primary business strategy is to focus its efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, intravenous immunoglobulin, pain management and coagulant and blood clotting therapies for individuals with hemophilia. Additionally, commencing in 2004, therapies corresponding to the Food and Drug Administration approved Alpha-1 Antitrypsin Deficiency drug Aralast™ have been included as one of the company’s core therapy offerings.

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, as discussed below, a Chapter 11 trustee (Arlin M. Adams, Esquire) was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy

Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of CHC’s other subsidiaries is a debtor in any bankruptcy case.

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

     As previously reported, two competing proposed plans of reorganization have been filed in the Bankruptcy Cases. The plans of reorganization have been proposed by (i) the Chapter 11 trustee and (ii) the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) (hereinafter such plans of reorganization, as modified, supplemented and amended, are referred to as the “Trustee’s Plan” and the “Equity Committee’s Plan,” respectively). Such proposed plans of reorganization, as well as modifications, supplements and amendments thereto, can be found as exhibits to CHC’s Current Reports on Form 8-K filed with the United States Securities and Exchange Commission on July 11, 2003, September 23, 2003, October 14, 2003, February 26, 2004, April 23, 2004 and April 30, 2004.

     Pursuant to a Bankruptcy Court order, a record date of July 1, 2003 was established for the purpose of determining which holders of equity interests are entitled to vote on each of the Trustee’s Plan and the Equity Committee’s Plan. Additionally, in accordance with the Bankruptcy Court’s order, on or about July 14, 2003 the balloting agent transmitted the Chapter 11 trustee’s and the Equity Committee’s solicitation packages to certain creditors and interest holders who may be entitled to vote on each of the respective plans of reorganization. On May 17, 2004, the Bankruptcy Court heard arguments and ruled on certain motions filed by the Chapter 11 trustee and the Equity Committee relating to voting matters and it is expected that the Bankruptcy Court will enter written orders in connection with such rulings. As of such date, the final certified voting results have not yet been filed with the Bankruptcy Court by the balloting agent.

     The two competing plans of reorganization remain subject to confirmation by the Bankruptcy Court. Hearings to consider confirmation of such plans of reorganization and any objections thereto commenced on September 30, 2003 and are ongoing. The briefing period with respect to confirmation is presently scheduled to conclude on June 11, 2004. Management cannot predict whether or not the Trustee’s Plan or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization.

     Refer to Note 2 to the company’s condensed consolidated financial statements and Note 3 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further discussion of the Bankruptcy Cases.

     Critical Accounting Policies

     The company’s condensed consolidated financial statements include the accounts of CHC, its subsidiaries, including CI (CHC’s wholly-owned direct subsidiary), and joint ventures that are considered to be under the control of CHC. As discussed above, CI is a party to the Bankruptcy Cases that are being jointly administered with those of CHC in the Bankruptcy Court. All material intercompany account balances and transactions have been eliminated in consolidation. The company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

     Effective August 8, 2000, the company began presenting its consolidated financial statements in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

     Management considers the accounting policies that govern revenue recognition, the determination of the net realizable value of accounts receivable and the evaluation and recognition of reserves for regulatory matters to be the most critical accounting policies in relation to the company’s consolidated financial statements, as well as those requiring the highest degree of substantive management judgment. Accounting policies that govern the capitalization of software development costs are also considered critical while the company is in the process of improving and enhancing its enterprise-wide information systems. For a description of these critical accounting policies, refer to CHC’s 2003 Form 10-K (Note 2 to the company’s audited consolidated financial statements and “Critical Accounting Policies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

     Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. For a description of these critical accounting policies, refer to Note 7 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K. Moreover, because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to a plan or plans of reorganization set forth by the Chapter 11 trustee, the Equity Committee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company’s goodwill is premised on several highly judgmental assumptions, including, among other things, the company’s enterprise value and the final disposition of the company’s pre-petition liabilities. Accordingly, the company’s goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination. Based upon preliminary assessments, analyses and computations, management does not anticipate a material goodwill impairment charge during 2004; however, if such a material charge is required, stockholders’ equity may be less than $75 million as of December 31, 2004, at which time the company may not qualify for the public company exemption of Stark II for the year ending December 31, 2005. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail in Note 11 to the company’s condensed consolidated financial statements.

RESULTS OF OPERATIONS

     As discussed in Note 3 to the company’s condensed consolidated financial statements, R-Net’s operating results are included in discontinued operations; however, for the three months ended March 31, 2004 and 2003 the Resource Network Subsidiaries had no operations.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net Revenue. Net revenue increased $6.5 million or 5.7% to $119.6 million during the three months ended March 31, 2004 from $113.1 million during the three months ended March 31, 2003. The 2004 increase is primarily attributable to favorable results from the company’s enhanced sales and marketing work force, an increase in military business (i.e., approximately $1.3 million increase in 2004 over 2003) and the introduction of the Food and Drug Administration (“FDA”) approved Alpha-1 Antitrypsin Deficiency drug Aralast™ to the company’s product offerings in June 2003.

     The net revenue increase during 2004 included a combined $7.7 million or 10.1% increase in net revenue from the company’s Core Infusion Therapies: coagulant and blood clotting, intravenous immunoglobulin, anti-infective, pain management and total parenteral nutrition therapies, as well as therapies corresponding to Aralast™. Additionally, the company experienced revenue growth of approximately $0.3 million from its hospital outsource compounding services business (i.e., SoluNet LLC (“SoluNet”)) during the three months ended March 31, 2004. Partially offsetting the 2004 net revenue increase was a $0.5 million decrease (approximately 1.5%) in the company’s non-core infusion therapies (such therapies include, but are not limited to, enteral nutrition and therapies corresponding to the FDA approved drugs Synagis® and Remicade®). Enteral nutrition provided approximately 5.1% of the company’s consolidated net revenue during the three months ended March 31, 2004; however, no other individual non-core therapy represented more than 5% of the company’s net revenue during the three months ended March 31, 2004 or 2003. Additionally, the company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 98% and 97% of net revenue during the three months ended March 31, 2004 and 2003, respectively.

     During the three months ended March 31, 2004, the company recorded approximately $0.8 million of net unfavorable revenue adjustments that were primarily attributable to changes in estimates for pre-2004 revenue at one of the company’s consolidated joint ventures. Such unfavorable revenue adjustments resulted from management’s consideration of the adequacy of the company’s reserves for regulatory matters at March 31, 2004. Such estimates will be further reviewed and may be revised in subsequent periods as more information becomes available to management. See Note 11 to the company’s condensed consolidated financial statements for further details.

     During the three months ended March 31, 2004 and 2003, approximately $7.2 million and $8.1 million, respectively, of the company’s consolidated net revenue related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California (the “Health Net Contract”). The Health Net Contract, as amended effective October 1, 2003, terminates on December 31, 2005; however, Health Net has reserved the right to reevaluate the amended agreement based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Health Net Contract. The loss of the Health Net Contract or significant modifications to the terms and conditions of such agreement could have a materially adverse effect on the company’s results of operations, cash flows and financial condition. See Note 6 to the company’s condensed consolidated financial statements for further details.

     As more fully discussed in Note 6 to the company’s condensed consolidated financial statements, through May 17, 2004 a certain national health insurance carrier terminated all but one of the company’s individual healthcare provider contracts. During the three months ended March 31, 2004 and 2003, the terminated contracts represented approximately $1.4 million and $3.3 million, respectively, of the company’s consolidated net revenue and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately $3.7 million and $5.6 million, respectively. Management can provide no assurances that the remaining active provider contract affiliated with this national health insurance carrier will continue under terms that are favorable to the company. The termination of such contract and/or the loss of non-contracted business could have an adverse impact on the company’s results of operations.

     Gross Profit. Gross profit increased $4.6 million to $31.7 million or a gross margin of 26.5% during the three months ended March 31, 2004 from $27.1 million or a gross margin of 24.0% during the three months ended March 31, 2003. The gross margin percentages during 2004 and 2003 are identical after adjusting for the effects of (i) a $3.4 million charge for the purchase of a malpractice insurance tail policy in 2003 and (ii) the $0.8 million of net unfavorable revenue adjustments that related to periods prior to 2004 (see above Net Revenue discussion) with no corresponding reduction in cost of goods sold. Specifically, during 2004 the company experienced a slightly unfavorable trend with regard to drug and supply costs (principally attributable to Aralast™, which carries a lower gross margin percentage than the company’s other Core Infusion Therapies), offset by a marginally favorable trend in clinical costs (notwithstanding the continued overall labor shortage of clinical personnel).

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased approximately $1.3 million or 5.7% to $24.3 million during the three months ended March 31, 2004 from $23.0 million during the three months ended March 31, 2003. Moreover, in both such periods, SG&A expenses were 20.3% of the company’s net revenue. During 2004, the company incurred incremental costs of (i) $0.8 million to enhance and reward its sales and marketing force, (ii) $0.4 million in health and welfare costs for non-clinical personnel and (iii) $0.2 million in reimbursement personnel and related facility costs. Partially offsetting these expense increases were (i) a $0.4 million decrease in SG&A expenses due to the departure of the company’s former chief executive officer and president and (ii) a $0.1 million decrease in legal fees.

     In addition to the aforementioned SG&A expense changes, the company experienced an overall increase in such expenses attributable to revenue growth, inflation and development of the company’s SoluNet business.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was approximately $5.4 million or 4.5% of net revenue during the three months ended March 31, 2004, compared to $3.5 million or 3.1% of net revenue during the three months ended March 31, 2003. For the year ended December 31, 2003, the provision for estimated uncollectible accounts was 4.2% of net revenue. The increase in the percentage in 2004 over the 2003 periods is primarily attributable to continued deterioration in the company’s commercial aged accounts receivable balances, thereby requiring incremental increases in the company’s provision for estimated uncollectible accounts. Partially offsetting the unfavorable 2004 trends was a reduction in the company’s provision for estimated uncollectible accounts for Medicare accounts receivable due to continual improvements in cash collections. Moreover, the 2003 provision for estimated uncollectible accounts was favorably impacted by a bad debt recovery of approximately $0.5 million that was recorded in connection with a settlement agreement with one of the company’s commercial payers.

     Management believes that the overall deterioration in aged accounts receivable at March 31, 2004 is proximately correlated to the following factors: (i) consolidation and relocation of two regional reimbursement sites in the Northeast wherein that project was one of the largest the company has undertaken to date; (ii) business disruption relative to payers’ resolution of implementation discrepancies resulting from the billing code set changes mandated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); (iii) certain third party administrator electronic interface incongruities that temporarily hindered management’s long-term objective of accelerating cash collections; and (iv) prolonged delays in the collection, adjudication and settlement of accounts receivable relating to the individual healthcare plans of the national health insurance carrier discussed above under Net Revenue. During the first and second quarters of 2004, management began implementing various plans and strategic initiatives designed to mitigate and/or resolve the aforementioned issues; however, no assurances of success can be provided. The 2004 provision for estimated uncollectible accounts reflects management’s best estimate of the amounts required in order to appropriately recognize the net realizable value of the company’s accounts receivable at March 31, 2004. However, there can be no assurances that such provision for estimated uncollectible accounts will be adequate or that factors adversely affecting the company’s bad debt expense will not continue or worsen in the future.

     Interest Expense. Interest expense was approximately $0.3 million during both the three months ended March 31, 2004 and 2003. Such periods primarily reflect the recognition of interest expense on a settlement with the Internal Revenue Service that is more fully described in Note 9 to the company’s condensed consolidated financial statements. Furthermore, both periods also reflect the non-recognition of interest expense related to the company’s Series B Senior Subordinated Unsecured Convertible Notes subsequent to the execution of a debt-for-equity exchange agreement on December 31, 2002, which qualified as a troubled debt restructuring. See Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details.

     Minority Interests in Net (Income) Loss of Consolidated Joint Ventures. During the three months ended March 31, 2004, the company recognized approximately $0.3 million of income attributable to minority interests in net losses of consolidated joint ventures whereas an expense of $0.1 million was recognized during the three months ended March 31, 2003 for minority interests in net income of consolidated joint ventures. In 2004, one of the company’s consolidated joint ventures incurred a significant quarterly net loss that was principally related to the recognition of reserves for regulatory matters on pre-2004 revenue. Reserves for regulatory matters are more fully discussed in Note 11 to the company’s condensed consolidated financial statements.

     Reorganization Expenses, Net. During the three months ended March 31, 2004 and 2003, the company recognized approximately $3.2 million and $1.8 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. Reorganization expenses typically include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. Net reorganization expenses were higher during 2004 primarily due to the increased level of legal and financial advisory activities related to the competing plans of reorganization proposed by the Chapter 11 trustee and the Equity Committee and the ongoing Bankruptcy Court confirmation hearings. Specifically, bankruptcy-related professional fees and reimbursable expenses increased approximately $1.4 million in 2004 over 2003. Management believes that the company will continue to experience significant expenses related to the Bankruptcy Cases during the year ending December 31, 2004. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the competing plans of reorganization.

     Income Tax Expense. See Note 9 to the company’s condensed consolidated financial statements for discussion of variances between the federal statutory income tax rate and the company’s effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     Bankruptcy Proceedings. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code on August 8, 2000. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of the company’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than the Resource Network Subsidiaries, none of the company’s other subsidiaries is a debtor in any bankruptcy case. Although the filing of the Bankruptcy Cases constitutes an event of default under the company’s principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases of non-residential real property. Parties effected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the Bankruptcy Cases.

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Debtors’ accounting records. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated by management and the Chapter 11 trustee. Furthermore, in order to resolve certain pre-petition disputes, the Chapter 11 trustee is involved in settlement negotiations with several parties that claim to hold pre-petition general unsecured claims and, in some cases, he has submitted motions to the Bankruptcy Court related thereto. If, upon the completion of such investigations, settlements and/or other related activities it is determined that the Debtors’ amounts need to be modified and the requisite approvals related thereto have been obtained, the company’s consolidated financial statements will be adjusted accordingly. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization and review by the Chapter 11 trustee. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at May 17, 2004 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and Other Obligations. During the three months ended March 31, 2004 and through May 17, 2004, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company’s ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility would require approvals of the Chapter 11 trustee and the Bankruptcy Court.

     The table below summarizes the company’s debt, income tax settlement, lease and purchase obligations for each of the years in the five year period ending March 31, 2009 and thereafter (in thousands). See Notes 7, 8, 9 and 11 to the company’s condensed consolidated financial statements for further details regarding such matters. The company intends to finance such obligations with available cash balances and cash provided by operations.

		Years Ending March 31,
	Totals	2005	2006	2007	2008	2009	Thereafter
Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) in default (1)	$9,000	$9,000	$–	$–	$–	$–	$–
Income tax settlement (1)	18,773	3,399	1,864	1,999	2,144	2,297	7,070
Capital leases, excluding interest (1)	2,674	551	1,065	365	351	342	–
Other long-term debt (1)	1,266	832	434	–	–	–	–
Operating leases (2)	29,989	9,321	7,414	5,025	3,624	2,698	1,907
Purchase commitments and other obligations, including $2,053 of open purchase orders (2)	94,893	52,462	32,203	3,551	3,605	2,748	324

Totals	$156,595	$75,565	$42,980	$10,940	$9,724	$8,085	$9,301

(1)	Reflected in the company’s condensed consolidated balance sheets.

(2)	Not reflected in the company’s condensed consolidated balance sheets.

     The Series B Notes were not paid on their June 30, 2003 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. See Note 7 to the company’s condensed consolidated financial statements for further details. Payment of the Series B Notes and $130,000 of other long-term debt obligations will require approvals of both the Chapter 11 trustee and the Bankruptcy Court because such amounts represent pre-petition liabilities.

     As further discussed in Note 14 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K, management is projecting purchase commitment shortfalls during the years ending December 31, 2004 and 2005 under certain of the company’s drug and supply agreements. If such purchasing shortfalls occur, the affected vendors will have the right to assess monetary damages or penalties against the company. Management is currently negotiating with such vendors to restructure the agreements in a manner that would enable the company to meet its minimum purchase commitments. Although there can be no assurances of success in these negotiations, management believes that the ultimate outcome thereof and the corresponding revisions to the purchase commitments will not have a materially adverse impact on the company’s financial position or liquidity.

     In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.) (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of both the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock). At May 17, 2004, the company had one irrevocable letter of credit for approximately $0.3 million that matures in December 2004 and is fully secured by interest-bearing cash deposits held by Wells Fargo. Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to establish new letters of credit in order to ensure the availability of products for its patients’ medical needs.

     Coram used cash on hand and cash generated from operations to fund its capital asset purchases, reorganization activities and working capital requirements for the three months ended March 31, 2004. Working capital decreased approximately $2.8 million to $64.5 million at March 31, 2004 from $67.3 million at December 31, 2003. This change in working capital is primarily due to: (i) a $2.9 million increase in accrued compensation and related liabilities, (ii) a $2.2 million increase in accrued reorganization costs, (iii) a $1.7 million decrease in net accounts receivable, (iv) a $1.3 million decrease in inventories, (v) a $0.7 million increase in other current and accrued liabilities, (vi) a $0.4 million decrease in other current assets, (vii) a $0.5 million decrease in the current portion of capital lease obligations, (viii) a $1.0 million decrease in the current portion of an income tax settlement (see Note 9 to the company’s condensed consolidated financial statements for further details of the income tax settlement), (ix) a $1.9 million decrease in accounts payable and (x) a $2.9 million increase in cash and cash equivalents.

     Cash used in investing activities for the three months ended March 31, 2004 was approximately $1.6 million and related entirely to property and equipment purchased in the normal course of business.

     Cash used in financing activities for the three months ended March 31, 2004 was approximately $3.1 million. The components thereof included principal debt payments of approximately $0.1 million, capital lease principal payments of $1.4 million, principal payments on an income tax settlement of $1.5 million and cash distributions paid to minority interests of $0.1 million.

     General. The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the Bankruptcy Cases. The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of the company’s financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

     Management cannot predict whether any future actions of the Equity Committee or any other interested parties in the Bankruptcy Cases will be forthcoming. See Notes 2 and 11 to the company’s condensed consolidated financial statements for further details regarding the Bankruptcy Cases and other related activities. Outcomes unfavorable to the company or additional unforeseen activity could require the company to access significant additional funds.

     The company previously sponsored a Management Incentive Plan (“MIP”), which provided for annual bonuses payable to certain key employees. Pursuant to the terms of their employment contracts, Daniel D. Crowley, the company’s former Chairman of the Board of Directors, Chief Executive Officer and President, and Allen J. Marabito, the company’s Executive Vice President, maintain contractual claims to receive unpaid MIP amounts aggregating approximately $13.8 million and $0.4 million, respectively, for certain periods through December 31, 2002. Payments of (i) the aforementioned MIP amounts for Messrs. Crowley and Marabito, (ii) $0.8 million claimed by Mr. Crowley from the company’s first key employee retention plan and (iii) a $1.8 million refinancing success bonus claimed by Mr. Crowley remain subject to approvals by the Bankruptcy Court and the Chapter 11 trustee. However, the Trustee’s Plan proposes to reject Mr. Crowley’s employment agreement, which expired by its own terms on November 29, 2002. If these claims are ultimately granted, the company intends to fund such amounts with available cash balances and cash provided by operations.

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

     In May 2004, pursuant to an order previously entered by the Bankruptcy Court, the Debtors entered into an insurance premium financing agreement with Imperial Premium Finance, Inc. (the “2004 Financing Agreement”) to finance the premiums under certain insurance policies. The terms of the 2004 Financing Agreement required the Debtors to remit a down payment of approximately $2.2 million on May 7, 2004. The amount financed of approximately $4.0 million will be paid in eight monthly installments of approximately $0.5 million, including interest at a rate of 3.70% per annum. The eight monthly installment payments commenced on May 17, 2004. Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2004 Financing Agreement. Additionally, the 2004 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies. The company generally funds its insurance premiums and/or related financing agreements with available cash balances and cash provided by operations. No assurances can be given that the company will be able to obtain and/or maintain adequate directors’ and officers’, general and professional liability insurance coverage beyond the expiration of the current policies, which is generally in early 2005. In the event that the company is unable to obtain and/or maintain such insurance at a price that is economically viable, there could be a material adverse effect on the company’s operations and liquidity.

     The liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company. Although no assurances can be given, after considering the R-Net Creditors’ Committee’s (as such term is defined in Note 3 to the company’s condensed consolidated financial statements) confirmed/effective plan of liquidation under Chapter 11 of the Bankruptcy Code, management does not expect that such additional cash expenditures, if any, will be material to the company’s financial condition or cash flows. See Notes 3 and 11 to the company’s condensed consolidated financial statements for further details.

     In November 2001, the R-Net Creditors’ Committee brought an adversary proceeding in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, against the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company’s principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Coram notified its insurance carrier of the complaint and intends to avail itself of any insurance coverage for its directors and officers. See Note 11 to the company’s condensed consolidated financial statements for further details.

     The Trustee’s Plan proposes resolution of substantially all of the Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer. Among other things, the R-Net Settlement Agreement provides for the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate. The R-Net Settlement Agreement remains subject to, and contingent upon, Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan. The Equity Committee’s Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee’s Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, if any, but not exceeding $6 million. The Chapter 11 trustee and other parties-in-interest have objected to the Equity Committee’s Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries’ claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the status of the Trustee’s Plan and the Equity Committee’s Plan within the Bankruptcy Court confirmation proceedings.

     Principally due to the Debtors’ ongoing confirmation hearings, the ultimate outcome of the Resource Network Subsidiaries’ matters, including effectuation of the R-Net Settlement Agreement, cannot be predicted with any degree of certainty, nor can management predict the scope and nature of any coverage that the directors and officers may have with the company’s insurance carrier. Through May 17, 2004, the company incurred approximately $1.0 million in legal fees related to the R-Net Creditors’ Committee litigation, including legal fees associated with indemnifications of the company’s directors and officers. Management cannot reasonably estimate the ultimate cash requirements related to the aforementioned matters. Unfavorable outcomes could have a materially adverse effect on the company’s business and liquidity.

     The company entered into an agreement with a third party vendor for the acquisition of a software product to replace its billing, accounts receivable, clinical and pharmacy systems (collectively the “Front Office”). Management expects to begin substantive implementation of the Front Office modules during 2004 and project completion is forecast for late 2005. In addition to the cost of the Front Office software package, substantial internal and external costs will be incurred to implement the Front Office solution. The company also purchased certain hardware necessary to run the new information systems; however, supplemental hardware and peripheral equipment will be required in order to support the new Front Office software. Based upon current forecasts, management believes that the aggregate cost to implement the Front Office solution will range between $13 million and $16 million (including, but not limited to, software enhancements, hardware, Coram personnel time and expenses and external vendor consultation costs and expenses). Management plans to coordinate the timing of such efforts in order to fund the company’s current and future information system requirements, including potentially substantial third party consulting services, with available cash balances and cash provided by operations.

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

     On January 1, 2004, United States Pharmacopeia Chapter 797 (“USP Chapter 797”) standards of practice for compounding sterile products transitioned from recommendations to requirements. These standards are applicable to all of the company’s branch pharmacies and, among other things, establish stringent sterile pharmacy compounding environmental requirements. Failure to comply with the new USP Chapter 797 standards could result in disciplinary action against the company, including, but not limited to, an order to cease sterile product compounding at any substandard facility and the imposition of potentially significant fines and penalties. Additionally, noncompliance could result in the loss of the company’s national and regional accreditation, which would jeopardize certain managed care contracts that mandate such accreditation. During 2003, in anticipation of the formalization of such new standards, management began testing the company’s facilities for compliance therewith. Although completion of the testing process is not anticipated until June 30, 2004, management will continually monitor procedural compliance with the new standards through routine audits and inspections. While management believes that the company is substantially compliant with the new USP Chapter 797 standards, no assurances can be given that the ongoing testing will not result in the identification of instances of noncompliance and/or substandard conditions. In the event that such unfavorable conditions are identified, significant pharmacy upgrades may be required to attain regulatory compliance. The aggregate costs to upgrade the company’s pharmacies, which could be substantial, disciplinary actions taken against the company or the loss of accreditation all would have a materially adverse effect on the company’s business and liquidity.

     SoluNet LLC (“SoluNet”), the company’s hospital outsource compounding services business, currently has three operational locations but, effectively, it remains a development stage company. During this nascent phase of its business maturation, SoluNet has and will continue to consume substantial corporate resources in the form of seed capital and senior management time, expertise and intellectual capacity. Although management anticipates that, in the long-term, SoluNet will be profitable and self-sustaining, there can be no assurances thereof. Through March 31, 2005, SoluNet is expected to require substantial capital in order to continue to fund its start-up activities, including operational losses, and certain other activities in furtherance of its overall business strategy. Management plans to fund such SoluNet requirements with the company’s available cash balances and cash provided by other operational activities.

     On April 29, 2003, the Bankruptcy Court approved a motion that, among other things, allowed the company to assume an agreement with B. Braun Medical, Inc. (“B. Braun”) to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement. Accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.5 million at May 17, 2004, would have a materially adverse effect on the company’s financial position and liquidity.

     In addition, state Medicaid programs have been under significant financial pressure in recent years due to state budget shortfalls. According to a Kaiser Commission on Medicaid and the Uninsured (the “KCMU”) report released in January 2004, every state Medicaid program reduced or froze provider rates in fiscal year 2003 and 49 states implemented or plan to implement provider payment reductions in fiscal year 2004. Of these states, the KCMU reports that 43 states took action in fiscal year 2004 to reduce spending growth on prescription drugs, including: implementing or expanding a preferred drug list, thereby subjecting more drugs to prior authorization; initiating supplemental rebates from manufacturers; implementing long-term care pharmaceutical initiatives; adopting other new policies to control per unit drug costs (such as incentives to use generics) or policies to control utilization (such as provider and patient profiling and education); imposing new limits on the number of prescriptions per month; contracting with a pharmacy benefit management vendor; and reducing payments for drugs and biologicals. States may be further challenged when temporary aid enacted in the May 2003 Jobs and Growth Reconciliation Tax Act expires on June 30, 2004. Additionally, current congressional activity to reduce Medicaid funding could potentially cause state Medicaid agencies to increase the frequency and scope of their auditing activities. There can be no assurances that current and future state Medicaid cost control initiatives will not further reduce Medicaid reimbursement or otherwise increase the costs of doing business under the state Medicaid programs.

     The laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation. As more fully discussed in Note 11 to the company’s condensed consolidated financial statements, management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid (also see Item 4., Controls and Procedures, for a discussion of a reportable condition relative to certain elements of the company’s Medicaid billing and reimbursement practices). At March 31, 2004, the company maintained approximately $8.5 million of reserves for regulatory matters on its consolidated balance sheet; however, such reserve estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. Due to the complexity of the Medicare and Medicaid programs and potentially disparate interpretations thereof, the financial impact of regulatory matters beyond what has already been recognized by the company, if any, is currently unknown. In the event that Medicare and Medicaid investigative matters or similar reviews/audits by other agencies result in adverse findings, the company could face exclusion from the Medicare and Medicaid programs, as well as civil, criminal and/or administrative regulatory actions, claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to its financial condition and liquidity. Management intends to satisfy any regulatory obligations with the company’s available cash balances and cash provided by operations.

     The Balanced Budget Act of 1997 (the “BBA”), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the “BBRA”), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare & Medicaid Services (“CMS”) reviews the bonding requirements. As of May 17, 2004, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. In addition, as required by the BBA, CMS will also issue separate surety bond regulations applicable to Medicare Part B suppliers; however, the finalization of such regulations is also on hold indefinitely. Additionally, similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Because virtually all of Coram’s branches participate as suppliers in the Medicare Part B program, if surety bond requirements become effective for the Medicare program or for additional state Medicaid programs and if Coram is not able to obtain all of the necessary surety bonds, it may be required to cease participation in the Medicare and/or Medicaid programs for some or all of its branches. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting bonding requirements may be to obtain bonds through a qualified insurance carrier. However, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

     Pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), with certain exceptions, effective January 1, 2004 most Medicare Part B drugs are reimbursed at 85% of the Average Wholesale Price (“AWP”) in effect on April 1, 2003 and some products are facing even lower reimbursement levels. However, infusion drugs furnished through an item of durable medical equipment continue to be reimbursed at 95% of the October 1, 2003 AWP in both 2004 and 2005. Thereafter, the reimbursement methodology for such infusion drugs is unclear. Beginning in 2005, the majority of Medicare Part B drugs, excluding infusion drugs furnished through an item of durable medical equipment and certain other drugs, will be reimbursed under either: (i) an “average sales price” (“ASP”) methodology intended to more closely reflect actual drug acquisition costs; or (ii) a “competitive acquisition program” whereby a physician would obtain drugs and biologicals from a specialty pharmacy or distributor organization selected pursuant to competitive procedures, the physician would only bill for his or her professional services and the specialty pharmacy or distributor would bill Medicare directly for the drugs and biologicals at negotiated rates. Because the aforementioned AWP changes specifically exclude infusion drugs furnished through an item of durable medical equipment (i.e., an infusion pump), management believes that through December 31, 2005 the MMA reimbursement impact to the company should be minimal.

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

     As more fully discussed in Note 6 to the company’s condensed consolidated financial statements, through May 17, 2004 a certain national health insurance carrier terminated all but one of the company’s individual healthcare provider contracts. The terminated contracts represented approximately 1.2% and 2.9% of the company’s consolidated net revenue for the three months ended March 31, 2004 and 2003, respectively, and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was 3.1% and 5.0%, respectively. Additionally, approximately 4.2% and 5.4% of the company’s consolidated accounts receivable at March 31, 2004 and December 31, 2003, respectively, relate to the aggregate contracted and non-contracted business with the individual healthcare plans. No assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. Continued delays in collecting, adjudicating and/or settling the outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s cash flows and financial condition.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lag between when the company pays for the salaries, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company’s revenue increases, the need for working capital also increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from collections of accounts receivable may not be sufficient to cover the expenses associated with the company’s business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of management’s continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) have been consolidated and the related reimbursement positions were eliminated. By consolidating to fewer sites, management is working to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that consolidation of the company’s Patient Financial Service Centers and other related activities initiated by management will successfully enhance timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding and/or unfavorable aging trends in its accounts receivable.

RELATED PARTY TRANSACTIONS

     Refer to Note 4 of the company’s condensed consolidated financial statements, incorporated herein by reference, as well as CHC’s 2003 Form 10-K (Part III and Note 11 to the audited consolidated financial statements) for further discussion of related party transactions.

RISK FACTORS

     Refer to the caption “Risk Factors” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in CHC’s 2003 Form 10-K for further discussion of certain risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the company’s exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including, but not limited to, changes in interest rates and the items set forth in CHC’s 2003 Form 10-K in “Factors Affecting Recent Operating Results” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     As of March 31, 2004, the company had outstanding long-term debt of approximately $10.3 million, including $9.0 million that matured on June 30, 2003 and bore interest at 9.0% per annum; however, the $9.0 million was not paid on such date and the creditors’ remedies were stayed pursuant to the Bankruptcy Cases. Approximately $9.1 million of the aforementioned $10.3 million is characterized as liabilities subject to compromise in the company’s condensed consolidated financial statements. Because substantially all of the interest on the company’s debt as of March 31, 2004 was fixed, a hypothetical 10.0% change in interest rates would not have a material impact on the company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Note 7 to the company’s condensed consolidated financial statements, incorporated herein by reference, for further details regarding its debt obligations.

     The debt to equity exchange transactions described in Note 8 to the company’s audited consolidated financial statements included in Coram’s Annual Report on Form 10-K for the year ended December 31, 2003 qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors will not recognize any interest expense on the remaining Series B Senior Subordinated Unsecured Convertible Notes until after confirmation of a plan or plans of reorganization by the Bankruptcy Court.

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

     Management identified a reportable condition relative to certain elements of the company’s Medicaid billing and reimbursement practices. A reportable condition, as defined by the American Institute of Certified Public Accountants, involves matters relating to significant deficiencies in the design or operation of internal controls that could adversely affect a company’s ability to record, process, summarize and report financial data consistent with management’s assertions on the financial statements. The reportable condition has been discussed at the company’s 2004 audit committee meetings and, as a result thereof, management is implementing additional internal procedures and controls to address the identified deficiencies and enhance the overall reliability of the internal control environment. See Note 11 to the company’s condensed consolidated financial statements for further discussion of the financial impact resulting from the reportable condition that was recognized by the company during the three months ended March 31, 2004.

     Effective January 2, 2004, a payroll software suite was implemented wherein all of the company’s payroll processing and reporting functions were transitioned from a third party administrator to the company. While no assurances can be given, management believes that this transition will result in improved internal control over financial reporting. There were no other changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that could have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Descriptions of the material legal proceedings to which the company is a party are set forth in Note 11 to the company’s condensed consolidated financial statements contained in this report and are incorporated herein by reference.

     The company is also a party to various other legal actions arising out of the normal course of its businesses. Management believes that the ultimate resolution of such other actions will not have a materially adverse effect on the financial position, results of operations or liquidity of the company. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Discussion of a continuing event of default under the company’s principal debt agreement is set forth in Note 7 to the company’s condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

10.1	—	Amended and Restated Plan Funding and Settlement Agreement, dated as of April 15, 2004, by and among Arlin M. Adams, as Chapter 11 Trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and not individually, Cerberus Partners, L.P., Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation), Foothill Income Trust and Goldman Sachs Credit Partners L.P. The form of this agreement was filed as Exhibit A to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 23, 2004.

31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	—	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, including Exhibit A – Amended and Restated Plan Funding and Settlement Agreement (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 23, 2004).

99.2	—	Second Amendment to Second Supplement to the Second Amended Plan of Reorganization of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 30, 2004).

(B)	Reports on Form 8-K

On April 23, 2004, Coram Healthcare Corporation (“CHC”) filed a report on Form 8-K announcing that the Chapter 11 trustee for the bankruptcy estates of CHC and its wholly-owned subsidiary, Coram, Inc. (“CI”) (CHC and CI are collectively referred to as the “Debtors”), filed the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, including Exhibit A – Amended and Restated Plan Funding and Settlement Agreement, in the United States Bankruptcy Court for the District of Delaware in the Debtors’ jointly administered bankruptcy cases.

On April 30, 2004, Coram Healthcare Corporation filed a report on Form 8-K announcing that the Official Committee of Equity Security Holders of Coram Healthcare Corporation filed its Second Amendment to Second Supplement to the Second Amended Plan of Reorganization of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. in the United States Bankruptcy Court for the District of Delaware in the jointly administered bankruptcy cases of Coram Healthcare Corporation and Coram, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORAM HEALTHCARE CORPORATION
	By:	/s/ SCOTT R. DANITZ
Scott R. Danitz
May 20, 2004		Senior Vice President, Chief Financial Officer, Treasurer & Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description
10.1	-	Amended and Restated Plan Funding and Settlement Agreement, dated as of April 15, 2004, by and among Arlin M. Adams, as Chapter 11 Trustee to the Bankruptcy Estates of Coram Healthcare Corporation and Coram, Inc. and not individually, Cerberus Partners, L.P., Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation), Foothill Income Trust and Goldman Sachs Credit Partners L.P. The form of this agreement was filed as Exhibit A to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 23, 2004.

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	-	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, including Exhibit A — Amended and Restated Plan Funding and Settlement Agreement (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 23, 2004).

Exhibit No.		Description
99.2	-	Second Amendment to Second Supplement to the Second Amended Plan of Reorganization of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 30, 2004).