Form 10-Q
period 2004-06-30
CORAM HEALTHCARE CORP
filed 2004-08-19
CIK 924174

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 1-11343

CORAM HEALTHCARE CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0615337

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1675 BROADWAY, SUITE 900
DENVER, COLORADO	80202

(Address of principal executive offices)	(Zip Code)

(303) 292-4973

(Registrant’s telephone number,
including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act). Yes ☐ No ☑

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Through August 13, 2004, no plan or plans of reorganization have been confirmed by such court.)

     As of August 13, 2004, there were 49,638,452 outstanding shares of the registrant’s common stock, $0.001 par value, which is the registrant’s only outstanding class of voting stock.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
2004 Key Employee Retention Incentive Agreement - Allen Marabito
2004 Key Employee Retention Incentive Agreement - Scott Danitz
2004 Key Employee Retention Incentive Agreement - Debbie Meyer
2004 Key Employee Retention Incentive Agreement - Michael Saracco
2004 Key Employee Retention Incentive Agreement - Ron Mills
2004 Key Employee Retention Incentive Agreement - Vito Ponzio, Jr.
Fourth Amendment to Hemophilia Product Volume Commitment Agreement
Becton, Dickinson and Company Supply Agreement Amendment
Chief Executive Officer Certification
Chief Financial Officer Certification
Chief Executive Officer Certification
Chief Financial Officer Certification

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$34,498	$38,449
Cash limited as to use	98	84
Accounts receivable, net of allowances of $22,233 and $20,672	111,896	107,620
Inventories	11,894	12,715
Deferred income taxes, net	501	110
Other current assets	8,536	5,831

Total current assets	167,423	164,809
Property and equipment, net	16,901	13,197
Deferred income taxes, net	1,891	463
Intangible assets, net	4,506	4,760
Goodwill	57,186	57,186
Other assets	5,548	5,428

Total assets	$253,455	$245,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$27,004	$29,171
Accrued compensation and related liabilities	26,712	23,723
Current maturities of long-term debt and insurance note payable	3,714	660
Current portion of capital lease obligations	1,658	1,052
Current portion of income tax settlement	1,768	4,355
Income and franchise taxes payable	1,331	164
Deferred income taxes	2,392	573
Accrued merger and restructuring costs	30	55
Accrued reorganization costs	9,900	8,596
Other current and accrued liabilities (See Note 11)	13,107	12,363

Total current liabilities not subject to compromise	87,616	80,712
Total current liabilities subject to compromise (See Note 2)	16,748	16,846

Total current liabilities	104,364	97,558
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	273	592
Capital lease obligations, less current portion	3,319	1,614
Income tax settlement, less current portion	14,917	15,615
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	6,106	6,510
Other liabilities	3,068	4,242
Net liabilities for liquidation of discontinued operations	27,163	27,161

Total liabilities	159,210	153,292

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.001, 150,000 shares authorized, 49,638 shares issued and outstanding	50	50
Additional paid-in capital	427,511	427,526
Accumulated deficit	(333,316)	(335,025)

Total stockholders’ equity	94,245	92,551

Total liabilities and stockholders’ equity	$253,455	$245,843

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue	$124,420	$120,345	$244,003	$233,441
Cost of service	88,094	84,488	175,994	170,522

Gross profit	36,326	35,857	68,009	62,919
Operating expenses:
Selling, general and administrative expenses	23,653	23,011	47,972	46,018
Provision for estimated uncollectible accounts	7,353	4,229	12,776	7,746

Total operating expenses	31,006	27,240	60,748	53,764

Operating income from continuing operations	5,320	8,617	7,261	9,155
Other income (expenses):
Interest income	70	115	152	194
Interest expense (excluding post-petition contractual interest of approximately $260 for both the three months ended June 30, 2004 and 2003 and $520 for both the six months ended June 30, 2004 and 2003)	(386)	(368)	(699)	(710)
Equity in net income of unconsolidated joint ventures	371	365	654	599
Other expense, net	(74)	(3)	(74)	(4)

Income from continuing operations before reorganization expenses, income taxes and minority interests	5,301	8,726	7,294	9,234
Reorganization expenses, net	(2,401)	(4,115)	(5,616)	(5,877)

Income from continuing operations before income taxes and minority interests	2,900	4,611	1,678	3,357
Income tax expense	(7)	(36)	(45)	(71)
Minority interests in net (income) loss of consolidated joint ventures, net	(203)	(169)	81	(302)

Income from continuing operations	2,690	4,406	1,714	2,984
Loss from disposal of discontinued operations	(3)	(2)	(5)	(99)

Net income	$2,687	$4,404	$1,709	$2,885

Net Income Per Common Share:
Basic and Diluted:
Income from continuing operations	$0.05	$0.09	$0.03	$0.06
Loss from disposal of discontinued operations	—	—	—	—

Net income per common share	$0.05	$0.09	$0.03	$0.06

Weighted average common shares used in the computation of basic net income per common share	49,638	49,638	49,638	49,638

Weighted average common shares used in the computation of diluted net income per common share	49,781	49,715	49,778	49,683

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by continuing operations before reorganization items	$7,580	$15,817
Net cash used by reorganization items	(4,015)	(5,469)

Net cash provided by continuing operations (net of reorganization items)	3,565	10,348

Cash flows from investing activities:
Purchases of property and equipment	(2,706)	(2,943)

Net cash used in investing activities	(2,706)	(2,943)

Cash flows from financing activities:
Principal payments on long-term debt	(283)	(34)
Principal payments on capital lease obligations	(2,329)	(23)
Principal payments on income tax settlement	(1,874)	—
Refunds of deposits to collateralize letters of credit	—	413
Cash distributions to minority interests	(321)	(343)

Net cash provided by (used in) financing activities	(4,807)	13

Net increase (decrease) in cash from continuing operations	$(3,948)	$7,418

Net cash used in discontinued operations	$(3)	$(99)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$399	$12
Income and franchise taxes	141	204
SUPPLEMENTAL SCHEDULE OF SIGNIFICANT NON-CASH ACTIVITIES
Capital lease transactions to acquire equipment	$4,640	$1,399
Insurance premium financing agreements	4,025	2,791

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEATHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2004

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Description of Business

     As of June 30, 2004, Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) were primarily engaged in the business of furnishing alternate site (outside the hospital) infusion therapies, which also include non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as hospital outsource compounding services. Coram delivers its alternate site infusion therapy services through 76 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”), (collectively the “Debtors”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299, and In re Coram, Inc., Case No. 00-3300, (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee (Arlin M. Adams, Esquire) was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of CHC’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Coram is dependent upon its core alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and hospital outsource compounding services provided by its SoluNet LLC subsidiary. Management’s primary business strategy is to focus Coram’s efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, intravenous immunoglobulin, pain management and coagulant and blood clotting therapies for individuals with hemophilia. Additionally, commencing in 2004, therapies corresponding to the Food and Drug Administration approved Alpha-1 Antitrypsin Deficiency drug Aralast™ have been included as one the company’s core therapy offerings. For each of the periods presented, the company’s primary operations and assets were in the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company’s consolidated financial position or operations.

     Based on the materiality concepts of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, management concluded that the company has only one reportable business segment.

Basis of Presentation

     The condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments and disclosures pursuant to Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”)) that are, in the opinion of management, necessary for a fair presentation of the company’s consolidated financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the applicable SEC regulations. The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results for the full calendar year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (hereinafter referred to as “CHC’s 2003 Form 10-K”).

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

     Certain amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2003 have been reclassified to conform to the 2004 presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,687	$4,404	$1,709	$2,885
Less: Pro forma stock-based compensation expense (determined using the fair value method for all awards)	—	(3)	—	(14)

Pro forma net income	$2,687	$4,401	$1,709	$2,871

Net income per common share:
Basic and diluted, as reported	$0.05	$0.09	$0.03	$0.06

Basic and diluted, pro forma	$0.05	$0.09	$0.03	$0.06

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on the pro forma net income disclosed above may not be representative of pro forma compensation expense in future periods.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement 148”). This accounting pronouncement amends Statement 123 and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management evaluated the various methods of transitioning to Statement 123 as outlined in Statement 148 but concluded that the company will continue to use the intrinsic method provided in APB 25 as the company’s accounting policy for stock-based compensation plans. The company will also continue to provide the pro forma disclosures required pursuant to Statement 123, as amended.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Income Per Common Share. Basic net income per common share excludes any dilutive effects of stock options, warrants and convertible securities. The following table sets forth the computations of basic and diluted net income per common share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator for basic and diluted net income per common share:
Income from continuing operations	$2,690	$4,406	$1,714	$2,984
Loss from disposal of discontinued operations	(3)	(2)	(5)	(99)

Net income	$2,687	$4,404	$1,709	$2,885

Weighted average common shares — denominator for basic net income per common share	49,638	49,638	49,638	49,638
Effect of dilutive securities:
Stock options	143	77	140	45

Denominator for diluted net income per common share — adjusted weighted average common shares	49,781	49,715	49,778	49,683

Basic and diluted net income per common share:
Income from continuing operations	$0.05	$0.09	$0.03	$0.06
Loss from disposal of discontinued operations	—	—	—	—

Net income	$0.05	$0.09	$0.03	$0.06

2. REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the presiding bankruptcy court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the presiding bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While the Debtors’ Chapter 11 trustee has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure.

     As previously reported, two competing proposed plans of reorganization have been filed in the Bankruptcy Cases. The plans of reorganization have been proposed by (i) the Chapter 11 trustee and (ii) the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) (hereinafter such proposed plans of reorganization, as modified, supplemented and amended, are referred to as the “Trustee’s Plan” and the “Equity Committee’s Plan,” respectively). The proposed plans of reorganization, as well as modifications, supplements and amendments thereto, can be found as exhibits to CHC’s Current Reports on Form 8-K/Form 8-K/A filed with the SEC on July 11, 2003, September 23, 2003, October 14, 2003, February 26, 2004, April 23, 2004, April 30, 2004 and June 18, 2004. At a Bankruptcy Court hearing on July 19, 2004, the most recent proposed amendment to the Equity Committee’s Plan (i.e., the amendment attached as exhibit 99.1 to CHC’s Current Report on Form 8-K filed on June 18, 2004) was withdrawn by the Equity Committee.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The hearings to consider confirmation of the two competing plans of reorganization commenced on September 30, 2003 and the related briefing period concluded on June 14, 2004; however, as of August 13, 2004 such plans of reorganization remain subject to Bankruptcy Court confirmation. Management cannot predict whether or not the Trustee’s Plan or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization.

     On June 30, 2004, FFF Enterprises, Inc. (“FFF”), a privately held company incorporated under the laws of the State of California, filed in the Bankruptcy Court its Notice Of Submission Of FFF Enterprises, Inc.’s “Letter Of Intent” To Purchase Assets Of The Estate And Request For Consideration Thereof (the “FFF Notice”). FFF is headquartered in Temecula, California and, as more fully discussed in CHC’s 2003 Form 10-K, is one of the company’s significant vendors. Among other things, the FFF Notice (i) described certain details of an unsolicited offer to acquire substantially all of the company’s assets (the “FFF Offer”) and (ii) requested that the Bankruptcy Court consider the FFF Offer at the Debtors’ July 19, 2004 omnibus hearing. On July 12, 2004, the Chapter 11 trustee filed his response to the FFF Notice wherein, among other things, the FFF Offer was rejected for the reasons set forth therein. Other interested parties in the Bankruptcy Cases also filed objections to the FFF Offer in the Bankruptcy Court. The FFF Notice and the Chapter 11 trustee’s response thereto were attached as exhibits 99.1 and 99.2, respectively, to CHC’s Current Report on Form 8-K filed with the SEC on July 14, 2004. In order to attempt to address certain objections from the Chapter 11 trustee and other interested parties in the Bankruptcy Cases, FFF filed a revised motion in the Bankruptcy Court on July 16, 2004 (docket number 3913 in the Debtors’ jointly administered bankruptcy proceedings). At the July 19, 2004 omnibus hearing, the Bankruptcy Court indicated that FFF did not have standing in the Bankruptcy Cases to have the Bankruptcy Court consider the FFF Offer outside of a proposed plan of reorganization and, accordingly, the FFF Notice, as revised, would not be considered.

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or while the Debtors are conducting business as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the bankruptcy filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets are also stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue the pursuit of their claims against the Debtors or the Debtors’ insurance carriers. See Note 11 for further details regarding activities of the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. in the Resource Network Subsidiaries’ bankruptcy proceedings.

     On July 15, 2004, the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee whereby the period of time that the Debtors must assume or reject unexpired leases of non-residential real property was extended through December 31, 2004.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The principal categories and balances of Chapter 11 bankruptcy items accrued in the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003 and included in liabilities subject to compromise are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Series B Senior Subordinated Unsecured Convertible Notes in default	$9,000	$9,000
Liabilities of discontinued operations subject to compromise	2,936	2,936
Earn-out obligation	1,500	1,500
Other accrued liabilities	1,324	1,324
Accounts payable	1,292	1,390
Accrued merger and restructuring costs (primarily severance liabilities)	468	468
Other debt obligations	130	130
Legal and professional liabilities	98	98

Total liabilities subject to compromise	$16,748	$16,846

     In addition to the amounts disclosed in the above table, the holders of the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock (the holders of such CI preferred stock are hereinafter referred to as the “CI Preferred Stock Holders”) continue to assert claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences (see Note 10 for further details). Furthermore, in connection with a certain note exchange effective on December 31, 2002, the Bankruptcy Court entered an order granting such exchange, subject to its comments of record, and further ordered that (i) if equitable or other relief is sought by any party in interest against the CI Preferred Stock Holders, all defenses, affirmative defenses, setoffs, recoupments and other such rights of the Chapter 11 trustee, the CI Preferred Stock Holders and the Debtors shall be preserved, and all such issues shall be determined, regardless of the first, second and third note exchanges (such exchanges are more fully discussed in Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K) and (ii) the rights and equity interests of the CI Preferred Stock Holders are, and in connection with any plan or plans of reorganization or any other distribution of the Debtors’ assets pursuant to Chapter 11 of the Bankruptcy Code shall remain, senior and superior to the rights and equity interests of all holders of CI’s common stock and all claims against and equity interests in CHC.

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

     Schedules were filed with the Bankruptcy Court setting forth the Debtors’ assets and liabilities as of the bankruptcy filing date. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated by management and the Chapter 11 trustee. Furthermore, in order to resolve certain pre-petition disputes, the Chapter 11 trustee is involved in settlement negotiations with several parties that claim to hold pre-petition general unsecured claims and, in some cases, he has submitted motions to the Bankruptcy Court related thereto. If, upon the completion of such investigations, settlements and/or other related activities it is determined that the Debtors’ amounts need to be modified and the requisite approvals related thereto have been obtained, the company’s consolidated financial statements will be adjusted accordingly. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization, review by the Chapter 11 trustee and approval by the Bankruptcy Court. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at June 30, 2004 and December 31, 2003 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a proximate result of the reorganization. These items include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise during the pendency of the Bankruptcy Cases. The principal components of reorganization expenses for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Legal, accounting and consulting fees	$2,189	$2,878	$5,490	$4,732
Key employee retention plan expenses	297	1,323	297	1,323
Office of the United States Trustee fees	11	11	21	21
Interest income	(96)	(97)	(192)	(199)

Total reorganization expenses, net	$2,401	$4,115	$5,616	$5,877

     Refer to Note 3 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further discussion of the Bankruptcy Cases.

3. DISCONTINUED OPERATIONS

     Prior to January 1, 2000, the company provided ancillary network management services through the Resource Network Subsidiaries, which managed networks of home healthcare providers on behalf of HMOs, PPOs, at-risk physician groups and other managed care organizations. As more fully discussed at Note 11, on November 12, 1999 the Resource Network Subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     Following the November 1999 filing of voluntary bankruptcy petitions by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. In connection therewith, Coram separately reflected R-Net’s operating results in its consolidated statements of operations as discontinued operations. R-Net had no operating activity for the six months ended June 30, 2004 and 2003; however, during such periods, the company recorded nominal incremental losses from disposal of discontinued operations related to certain litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) and the Debtors and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation.

     As of June 30, 2004, the company has provided approximately $27.2 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors’ Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters. See Note 11 for further details regarding the R-Net Creditors’ Committee litigation, the potential impact of the Trustee’s Plan and/or the Equity Committee’s Plan (if either proposed plan of reorganization is confirmed by the Bankruptcy Court) and related matters.

4. RELATED PARTY TRANSACTIONS

     The company’s former Chairman of the Board of Directors, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC (“DHS”), a management consulting and investment firm from which the company purchased services. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Mr. Crowley’s employment with the company terminated effective March 31, 2003. As more fully discussed in CHC’s 2003 Form 10-K (Part III and Note 3 to the company’s audited consolidated financial statements), during the three months ended March 31, 2003 the company paid Mr. Crowley based on a proposed termination and employment extension agreement. The Chapter 11 trustee requested repayment from Mr. Crowley of the 2003 salary differential between Mr. Crowley’s employment contract, which expired by its own terms on November 29, 2002, and the proposed termination and employment extension agreement (i.e., a requested repayment of $41,792 that remains unpaid at August 13, 2004).

     Through March 31, 2003, DHS charged the company for the actual costs it attributed to DHS’ Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003,

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at DHS’ Sacramento, California location where certain company employees and consultants remain; however, on July 25, 2004, the Chapter 11 trustee terminated such lease agreement with an effective date of August 31, 2004. The rent, including parking and certain utilities, was approximately $8,000 per month. Subsequent to December 31, 2003 and through August 13, 2004, approximately $66,000 was paid to DHS for such costs. Additionally, during the six months ended June 30, 2003 the company paid approximately $92,000 to DHS in connection with the aforementioned arrangements.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley wherein, subject to certain material terms and conditions, Mr. Crowley would have a claim for $1.8 million following the successful refinancing of the company’s debt. In connection therewith and a certain December 2000 debt to preferred stock exchange transaction (refer to Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details), the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus will not be payable unless and until such time as a plan or plans of reorganization, which provide for payment of such bonus, are fully approved by the Bankruptcy Court. Based on overall company performance and the consideration thereof under certain Management Incentive Plans, Mr. Crowley also has claims for incentive bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million. Additionally, he participated in certain of the company’s key employee retention plans. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in future litigation. Moreover, the Trustee’s Plan proposes to reject Mr. Crowley’s expired employment agreement with the company. Management cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements in the aggregate amount of approximately $16.4 million, will result from a confirmed plan or plans of reorganization.

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

     As more fully discussed in Note 11, in November 2001 the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as several related parties, including Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.), Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus’ principals, certain current members of CHC’s Board of Directors and certain current and former members of management.

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. As more fully discussed in Note 2, Mr. Adams has assumed CHC’s Board of Directors’ management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader Harrison”) to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. For the six months ended June 30, 2004 and 2003, the company recorded aggregate compensation and reimbursable expenses for Mr. Adams of approximately $90,000 and $45,000, respectively. In addition, the company recorded aggregate professional fees and reimbursable expenses during the six months ended June 30, 2004 and 2003 for Schnader Harrison of approximately $2,021,000 and $1,777,000, respectively. Through August 13, 2004, the company paid $193,566 to Mr. Adams for compensation and reimbursable expenses incurred from March 7, 2002 to November 30, 2003. Moreover, through August 13, 2004, the company paid $5,790,679 to Schnader Harrison for professional services rendered and reimbursable expenses incurred from March 7, 2002 to February 29, 2004. The amounts paid to Mr. Adams and Schnader Harrison are net of certain holdbacks available to the company pursuant to Chapter 11 of the Bankruptcy Code.

5. MERGER AND RESTRUCTURING RESERVES

     In May 1995, as a result of the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., the company initiated a restructuring plan (the “Caremark Business Consolidation Plan”) and charged approximately $25.8 million to operations as a restructuring cost.

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the “Coram Restructure Plan”) and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of facilities and the reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees terminated under the plan and (ii) facility closing costs consisting of rent, common area maintenance and utility costs for fulfilling lease commitments at approximately fifteen branch and corporate facilities that were to be closed or downsized. As part of the Coram Restructure Plan, the company closed certain reimbursement sites during the first half of 2001 and terminated approximately 80 employees.

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through June 30, 2004, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

	Charges Through June 30, 2004			Balances at June 30, 2004
				Estimated
	Cash	Non-Cash		Future Cash	Total
	Expenditures	Charges	Totals	Expenditures	Charges
Caremark Business Consolidation Plan:
Personnel reduction costs	$11,300	$—	$11,300	$—	$11,300
Facility reduction costs	10,437	3,900	14,337	250	14,587

Subtotals	21,737	3,900	25,637	250	25,887
Coram Restructure Plan:
Personnel reduction costs	2,361	—	2,361	104	2,465
Facility reduction costs	1,344	—	1,344	144	1,488

Subtotals	3,705	—	3,705	248	3,953

Totals	$25,442	$3,900	$29,342	498	$29,840

Restructuring costs subject to compromise				(468)

Accrued merger and restructuring costs per the condensed consolidated balance sheet				$30

     A rollforward of the restructuring reserves that were not subject to compromise for the six months ended June 30, 2004 is summarized as follows (in thousands):

Balance at January 1, 2004	$55
Payments under the plans	(25)

Balance at June 30, 2004	$30

     Management estimates that the future cash expenditures related to the aforementioned restructuring plans will be made in the following periods: 98% through June 30, 2005 and 2% through June 30, 2006.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6. CONCENTRATIONS OF REVENUE AND CREDIT RISK

     Accounts receivable are primarily from third party payers, including insurance companies, managed care plans and federal and state governmental payers such as Medicare and Medicaid, and are unsecured. Accounts receivable under the Medicare program represented approximately 25% and 27% of the company’s consolidated accounts receivable at June 30, 2004 and December 31, 2003, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. However, upon aggregating the individual Medicaid program accounts receivable for all states where the company does business, such totals represented approximately 8.9% and 8.5% of consolidated accounts receivable at June 30, 2004 and December 31, 2003, respectively. Credit risk is mitigated by the large number of entities that comprise the third party payer base and insurance verifications performed by company personnel contemporaneous with the acceptance of patient referrals.

     Revenue from the Medicare and Medicaid programs accounted for approximately 25% and 26% of the company’s consolidated net revenue for the three months ended June 30, 2004 and 2003, respectively, and such programs comprised approximately 25% of the company’s consolidated net revenue for both the six months ended June 30, 2004 and 2003. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. The company records reserves for regulatory matters after management has reviewed the underlying circumstances and applied the principles of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. See Note 11 for further discussion of the company’s reserves for regulatory matters.

     In certain cases, the company accepts fixed fee or capitated fee arrangements. Under a capitated arrangement, the company will agree to deliver or arrange for the delivery of certain home health services required under the payer customer’s health plan in exchange for a fixed per member per month service fee. The total per member per month service fee is calculated using all members enrolled in the particular health plan as of certain specified dates. Revenue from capitated arrangements accounted for approximately 1.5% and 1.7% of the company’s consolidated net revenue for the three months ended June 30, 2004 and 2003, respectively, and approximately 1.6% and 1.8% of the company’s consolidated net revenue for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, Coram was a party to only two capitated fee arrangements; however, effective August 1, 2004, one such arrangement was converted to a fee-for-service contract.

     Approximately 6.0% and 6.9% of the company’s consolidated net revenue for the three months ended June 30, 2004 and 2003, respectively, and approximately 6.0% and 7.0% of the company’s consolidated net revenue for the six months ended June 30, 2004 and 2003, respectively, related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California pursuant to fee-for-service and capitated fee reimbursement arrangements. Additionally, Coram owns 50% of a partnership located in California that derived approximately 36.9% and 48.2% of its net revenue during the three months ended June 30, 2004 and 2003, respectively, and approximately 32.9% and 45.4% of its net revenue during the six months ended June 30, 2004 and 2003, respectively, from services provided under such agreement. The Health Net agreement, as amended effective October 1, 2003, terminates on December 31, 2005; however, Health Net has reserved the right to reevaluate the amended agreement based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Health Net agreement. The loss of the Health Net agreement or significant modifications to the terms and conditions of such agreement could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership.

     The company was a party to several individual healthcare provider contracts under the purview of a single national health insurance carrier that commenced implementation of a national ancillary care management program in 2002. In connection therewith, all but one of the company’s individual provider contracts with such national health insurance carrier have been terminated. The terminated contracts represented approximately 1.0% and 2.8% of the company’s consolidated net revenue for the six months ended June 30, 2004 and 2003, respectively, and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately 1.8% and 3.5%, respectively. Additionally, approximately 3.2% of the company’s consolidated accounts receivable at June 30, 2004 relate to the aggregate contracted and non-contracted business with the individual healthcare plans. Management can provide no assurances that the remaining active provider contract affiliated with this national health insurance carrier, which generated net revenue of approximately $1.2 million and $0.6 million during the six months ended June 30, 2004 and 2003, respectively, will continue under terms that are favorable to the company. Moreover, no assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. The termination of

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the remaining provider contract, the loss of the non-contracted business and/or continued delays in collecting, adjudicating and/or settling the outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s results of operations, cash flows and financial condition.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company entered into settlement agreements with two of its payers and recorded bad debt recoveries of approximately $0.2 million during the three months ended June 30, 2004. During the three and six months ended June 30, 2003, the company entered into settlement agreements with two of its payers and recorded bad debt recoveries of approximately $0.6 million and $1.1 million, respectively. All such 2004 and 2003 settlement agreements were with individual healthcare plans affiliated with the aforementioned national health insurance carrier. Furthermore, management is aware of certain claims, disputes or unresolved matters with third party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters will not have a materially adverse effect on the company’s financial position, results of operations or cash flows.

7. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) in default	$9,000	$9,000
Insurance note payable	3,018	—
Specialized Clinical Solutions, Inc. note payable	952	1,201
Accreditation note payable	17	51
Other	130	130

	13,117	10,382
Less: Debt obligations subject to compromise	(9,130)	(9,130)
Less: Current maturities	(3,714)	(660)

Long-term debt, less current maturities	$273 (1)	$592

(1)	This amount is due and payable before June 30, 2006.

     The Series B Notes were not paid on their June 30, 2003 scheduled maturity date and, as a result, the company is in default of the underlying Securities Exchange Agreement; however, the holders of such notes are stayed from pursuing any remedies without prior authorization from the Bankruptcy Court. Other than such default for non-payment of principal, management believes that on June 30, 2004 the company was substantially compliant with all other covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether covenant violations or events of default will occur in future periods or whether waivers would be granted by the noteholders.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors’ motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the “2001 Financing Agreement”) to finance the payment of premiums under certain of the Debtors’ insurance policies. The final installment payment thereunder was made in December 2001. In May 2004, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Debtors entered into an insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “2004 Financing Agreement”) to finance the premiums under certain insurance policies. The terms of the 2004 Financing Agreement required the Debtors to remit a down payment of approximately $2.2 million on May 7, 2004. The amount financed of approximately $4.0 million is being paid in eight monthly installments of approximately $0.5 million, including interest at a rate of 3.70% per annum. Such installment payments commenced on May 17, 2004 and will continue through December 2004. Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2004 Financing Agreement. Additionally, the 2004 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies.

     Refer to Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the company’s debt obligations.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8. CAPITAL LEASE OBLIGATIONS

     Capital lease obligations are as follows (in thousands):

	June 30,	December 31,
	2004	2003
B. Braun Medical, Inc. pole-mounted infusion pumps	$1,196	$1,278
Baxter Healthcare Corporation (“Baxter”) ambulatory infusion pumps	3,696	1,280
Other	85	108

	4,977	2,666
Less: Current portion	(1,658)	(1,052)

Capital lease obligations, less current portion	$3,319	$1,614

     Baxter Capital Lease Obligations. On December 22, 2003, the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee that, among other things, authorized the company to enter into a series of lease agreements with Baxter for a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps. Through June 30, 2004, Baxter and the company entered into several five year lease agreements in connection with the delivery of 3,700 pumps to the company. Based upon the projected delivery schedule, management anticipates receiving the remaining pumps on or before September 30, 2004, thereby enabling the company to replace its entire fleet of Sabratek 6060 Homerun Pumps (see Note 11 for further discussion regarding the company’s aggregate Baxter leasing commitment). Upon expiration of the Baxter lease agreements, legal title of the pumps will effectively pass to the company.

     Future non-cancelable capital lease payments for each of the years in the five year period ending June 30, 2009 and thereafter are as follows (in thousands):

Years Ending June 30
2005	$1,837
2006	1,338
2007	701
2008	818
2009	692
Thereafter	—

Total minimum lease payments	5,386
Less amounts representing interest	(409)

Present value of capital lease obligations	$4,977

     Refer to Note 9 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the company’s capital lease obligations.

9. INCOME TAXES

     During the six months ended June 30, 2004 and 2003, the company recorded income tax expense of approximately $45,000 and $71,000, respectively. The effective income tax rates for such periods were lower than the federal statutory rate because the company is able to utilize net operating loss carryforwards (“NOLs”) that are fully reserved by a valuation allowance. At June 30, 2004, deferred tax assets were net of a valuation allowance of approximately $150.4 million. Realization of deferred tax assets is generally dependent upon the company’s ability to generate taxable income in the future. Accordingly, deferred tax assets have been limited to amounts expected to be recovered against deferred tax liabilities that would otherwise become payable in the carryforward period. Furthermore, as management believes that the realization of the balance of deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both June 30, 2004 and December 31, 2003.

     Deferred tax assets relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized, certain tax credits and NOLs. At June 30, 2004, the company had NOLs for federal income tax purposes of approximately $200.9 million that may be available to offset future federal taxable income and expire

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

in varying amounts in the years 2005 through 2023. These NOLs include approximately $22.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $200.9 million of federal NOLs and certain of the company’s state NOLs is uncertain due to rules and regulations covering the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the “CI Series A Preferred Stock”) in December 2001 and December 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”) in December 2002 (refer to Notes 8 and 12 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details). As of June 30, 2004, the company had alternative minimum tax (“AMT”) credit carryforwards of approximately $2.9 million, which have an indefinite carryforward period and may be available to offset future federal income taxes.

     CI currently operates under the jurisdiction of the Bankruptcy Court and meets certain other bankruptcy related conditions of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, the issuance of the CI Series A Preferred Stock in December 2000 caused an ownership change at CI for federal income tax purposes. The bankruptcy provisions of IRC Section 382 impose certain limitations on the utilization of NOLs and other tax attributes. Additionally, the gains on troubled debt restructurings that resulted from the abovementioned exchanges of CI Series A Preferred Stock and CI Series B Preferred Stock for debt and related interest are generally not subject to income tax pursuant to the cancellation of debt provisions in IRC Section 108; however, such gains could affect the company’s utilization of NOLs and certain other tax attributes.

     During 2004, the company and the Internal Revenue Service (the “IRS”) executed a settlement agreement and a deferred payment plan (collectively the “IRS Settlement”) to resolve a federal income tax dispute. In addition to the application of an AMT refund of approximately $1.7 million against the amount due, the IRS Settlement requires the company to make quarterly payments of approximately $0.7 million until such time as the remaining IRS Settlement amount, post-settlement interest and penalties are fully liquidated. Under the terms of the agreement, interest accrues at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at August 13, 2004 the corresponding effective interest rate was 6.0%).

     The company will amend certain state income tax returns that are indirectly affected by the results of the IRS Settlement. Although the precise financial impact of such amended state income tax returns is not presently determinable, management has estimated the corresponding amount of tax and related interest to approximate $1.2 million and has included such amount as a current liability in the company’s condensed consolidated financial statements. There can be no assurances that such estimate will not increase upon completion of the requisite state income tax returns, which are currently being compiled and are anticipated to be filed with the corresponding state taxing jurisdictions before the end of the calendar year. The estimate will be reviewed by management and may be revised in subsequent periods as more information becomes available.

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

     The future principal payments under the IRS Settlement for each of the years in the five year period ending June 30, 2009 and thereafter are as follows (in thousands):

Years Ending June 30,
2005	$1,768
2006	1,896
2007	2,033
2008	2,179
2009	2,339
Thereafter	6,470

Totals	$16,685

     Refer to Note 10 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the IRS Settlement and related matters.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10. MINORITY INTERESTS

     The table below summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

	June 30,	December 31,
	2004	2003
Preferred stock of Coram, Inc.	$5,538	$5,538
Majority-owned companies	568	972

Totals	$6,106	$6,510

     A summary of the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock (collectively the “CI Preferred Stock”) activity and related liquidation preference amounts during the six months ended June 30, 2004 is as follows (in thousands, except share amounts):

	CI Series A Cumulative Preferred Stock		CI Series B Cumulative Preferred Stock
		Liquidation		Liquidation
	Shares	Preferences	Shares	Preferences
Balances at January 1, 2004	1,685.3	$203,583	1,414.4	$170,862
Dividends In-Kind	130.2	15,732	109.3	13,203

Balances at June 30, 2004	1,815.5	$219,315	1,523.7	$184,065

     Refer to Note 12 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further information regarding the CI Preferred Stock.

11. COMMITMENTS AND CONTINGENCIES

Commitments

     The table below summarizes the company’s operating lease, purchase and other commitments for each of the years in the five year period ending June 30, 2009 and thereafter (in thousands):

		Purchase
	Operating	Commitments and
Years Ending June 30,	Leases	Other Obligations	Totals
2005	$9,443	$41,077	$50,520
2006	7,539	21,465	29,004
2007	5,068	3,355	8,423
2008	3,903	3,321	7,224
2009	2,652	1,716	4,368
Thereafter	1,787	111	1,898

Totals	$30,392	$71,045	$101,437

     The company’s debt, capital lease and IRS settlement obligations are not included in the above table. Such matters are discussed in Notes 7, 8 and 9, respectively. Additionally, excluded from the above table are open purchase orders in the normal course of business.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Purchase and Other Commitments. On April 29, 2003, the Bankruptcy Court approved a motion that, among other things, allowed the company to assume an agreement with B. Braun Medical, Inc (“B. Braun”) to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement. Accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.3 million at August 13, 2004, would have a materially adverse effect on the company’s financial position, liquidity and results of operations.

     As more fully discussed in Note 14 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K, management was projecting purchase commitment shortfalls for the years ending December 31, 2004 and 2005 under certain of the company’s drug and supply agreements; however, recent negotiations with the related vendors resulted in modified purchase commitments and, in one instance, a waiver. Although no assurances can be given, management believes that the company’s recurring business and operational requirements will meet the modified purchase commitments for the years ending December 31, 2004 and 2005. In the event that the company experiences purchasing shortfalls, the affected vendors will have the right to assess monetary damages or penalties against the company that could have a materially adverse impact on the company’s financial position, results of operations and liquidity.

     Refer to Note 14 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further discussion regarding the company’s purchase and other commitments.

     As discussed in Note 8, the company is contractually obligated to enter into a series of agreements with Baxter Healthcare Corporation (“Baxter”) to lease 6060 Multi-Therapy Ambulatory Infusion Pumps. In connection therewith, the company entered a non-cancelable purchase order for 5,900 pumps in December 2003. Through June 30, 2004, the company received 3,700 pumps from Baxter and, contingent upon availability, management anticipates receiving the remaining 2,200 pumps on or before September 30, 2004, thereby resulting in an aggregate incremental capital lease commitment of approximately $3.5 million, excluding interest. Pursuant to the terms of the Baxter lease agreements, the company is required to pay (i) 50% of the cost upon delivery of the pumps and (ii) the balance, plus financing costs, in monthly installments over the five year term of the agreement.

     The Chapter 11 trustee established the 2004 Key Employee Retention Plan (the “2004 KERP”) which, among other things, provides for (i) retention bonus payments of approximately $2.6 million to key employees of the company (the “2004 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2004 KERP, the 2004 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2004 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after the effective date of a plan or plans of reorganization or December 31, 2004 (the “Second Payment Date”). Should a 2004 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2004 KERP, less applicable taxes withheld. Approximately $1.6 million, which represented the first installment under the 2004 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to eligible participants in July 2004.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     In August 2004, the company entered into an agreement with the Accreditation Commission for Health Care, Inc. (“ACHC”) whereby ACHC is to, among other things, provide the company with national accreditation services. The agreement commenced on the date that it was executed and expires in November 2007. Under the terms of the agreement, the company will make (i) an upfront payment of approximately $0.3 million in August 2004 and (ii) nine equal non-interest bearing quarterly payments of approximately $32,000 (commencing on January 1, 2005).

     Guarantees and Indemnifications. In May 2003, one of the company’s unconsolidated joint ventures and a related affiliate (collectively the “Joint Venture”) entered into a five year real property lease in connection with the consolidation of two existing Joint Venture locations into one new facility. CI and its Joint Venture partner have jointly and severally guaranteed the Joint Venture’s financial performance under such real property lease. As of August 13, 2004, the maximum amount of future payments CI could be required to make through the termination of the real property lease (exclusive of any amounts potentially recoverable from CI’s Joint Venture partner) was (i) approximately $0.2 million for recurring monthly lease payments and (ii) certain other presently undeterminable contingent amounts such as utility costs, common area maintenance charges and landlord legal fees necessary to assert his rights; however, management estimates such miscellaneous contingent amounts to be nominal. The fair value of CI’s guarantee has been estimated by management to be less than $0.1 million and has been accrued as a long-term liability in the company’s condensed consolidated financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In subsequent periods, management will evaluate and adjust the aforementioned liability in relation to the changes in the estimated fair value of the guarantee at such future date.

     In connection with divestitures of certain operating assets and businesses in prior years, two separate CI subsidiaries provided the acquirers of such operating assets and businesses with indemnifications for certain contingent regulatory liabilities that might arise in connection with the pre-divestiture activities. As of August 13, 2004, the maximum amount of potential future payments the CI subsidiaries could be required to make under these indemnification agreements aggregated approximately $0.2 million, which would be partially offset by an immaterial amount of escrowed funds. No amounts have been accrued in the company’s condensed consolidated financial statements in connection with such indemnification agreements because management considers the probability of payment to be remote and, accordingly, the fair value of the indemnifications are nominal.

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

     The Equity Committee’s Plan incorporates a variation of the proposed derivative lawsuit. The Trustee’s Plan includes, among other things, the settlement of certain claims against the company’s noteholders. Each of the Trustee’s Plan and the Equity Committee’s Plan is subject to, and contingent upon, confirmation by the Bankruptcy Court. Management cannot predict whether or not the Trustee’s Plan or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization. See Note 2 for further discussion of the proposed plans of reorganization.

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

     On June 17, 2002, the Chapter 11 trustee agreed to withdraw the Debtors’ objections to the motion of the R-Net Creditors’ Committee for leave of court to file their second amended complaint. On July 25, 2002, by stipulation between the Chapter 11 trustee and the R-Net Creditors’ Committee, the Bankruptcy Court authorized the R-Net Creditors’ Committee to file its second amended complaint. On January 10, 2003, the United States District Court for the District of Delaware (the “District Court”) granted motions by some, but not all, of the defendants for that court to withdraw the adversary proceedings from the jurisdiction of the Bankruptcy Court. On May 21, 2003, the District Court entered an order staying the aforementioned proceedings, pending approval by the Bankruptcy Court in the Bankruptcy Cases of a certain proposed settlement agreement that is discussed in further detail below. Moreover, on September 26, 2003 the District Court dismissed without prejudice to renew (subject to the successful resolution of the proposed settlement agreement) certain motions filed by various defendants to dismiss some or all counts of the complaint. The

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

company notified its insurance carrier of the second amended complaint and intends to avail itself of insurance coverage for its directors and officers.

     The Trustee’s Plan proposes resolution of substantially all of the Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer (the “R-Net Restructuring Officer”). Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the aforementioned adversary proceeding with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. The R-Net Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan, (ii) Bankruptcy Court approval in the Resource Network Subsidiaries’ bankruptcy proceedings and (iii) withdrawal, expungement or resolution of a certain Internal Revenue Service proof of claim filed in the Resource Network Subsidiaries’ bankruptcy proceedings without any payments being required by the Resource Network Subsidiaries or the R-Net Restructuring Officer. In connection with such conditions precedent, (i) on August 29, 2003 the Bankruptcy Court approved a motion filed jointly by the R-Net Restructuring Officer and the R-Net Creditors’ Committee in the Resource Network Subsidiaries’ bankruptcy proceedings requesting approval of the R-Net Settlement Agreement, (ii) on December 23, 2003 the Bankruptcy Court confirmed R-Net’s plan of liquidation and it became effective on or about January 31, 2004 and (iii) on September 10, 2003 the Internal Revenue Service withdrew its proof of claim from the Resource Network Subsidiaries’ bankruptcy proceedings. Management cannot predict the outcome of the Bankruptcy Cases on the Trustee’s Plan nor can management readily determine the amount of recoveries, if any, that the company may ultimately receive from its insurance carrier.

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

     On August 25, 2003, the Chapter 11 trustee and TBOB entered into the Settlement Agreement and Mutual Release (the “TBOB Settlement Agreement”). The TBOB Settlement Agreement proposes resolution of the aforementioned matters by fixing and allowing TBOB’s claim against CHC at $1.5 million, plus interest, under certain circumstances, at the applicable federal judgment rate. The company’s liabilities subject to compromise at both June 30, 2004 and December 31, 2003 reflect the full TBOB Settlement Agreement amount. The TBOB Settlement Agreement is subject to, and contingent upon, (i) Bankruptcy Court approval and (ii) confirmation of either the Trustee’s Plan or the Equity Committee’s Plan on or before December 31, 2003. As no plan of reorganization was confirmed before the prescribed date, TBOB may, at its sole discretion, (i) elect to extend the deadline for a period up to and including December 31, 2004 or (ii) seek allowance of its original claim amount against CHC; however, if TBOB does seek allowance of its original claim amount, the Chapter 11 trustee is permitted to seek a reduction of such claim to an amount lower than the $1.5 million settlement amount included in the TBOB Settlement Agreement. On October 22, 2003, the Bankruptcy Court granted

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

a motion submitted by the Chapter 11 trustee wherein, solely for voting on the plans of reorganization, TBOB will be considered to hold an allowed general unsecured claim in the amount of $1.5 million.

     In the event that the TBOB Settlement Agreement is not consummated, additional liabilities may result from post-petition interest on the final scheduled earn-out payment and/or the TBOB allegations. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.8 million at both June 30, 2004 and August 13, 2004 using the contractual interest rate of 18%, has not been recorded in the company’s condensed consolidated financial statements because TBOB’s original claim for interest may ultimately not be sustainable (moreover, both the Trustee’s Plan and the Equity Committee’s Plan propose to pay no more than the federal judgment interest rate, if certain conditions are satisfied). Management does not believe that final resolution of this matter will have a material adverse impact on the company’s financial position or results of operations.

     General. Management intends to vigorously defend the company and its subsidiaries in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnifications of other parties, the ultimate disposition of such matters cannot be presently determined. Adverse outcomes in some or all of the proceedings could have a material adverse effect on the company’s financial position, results of operations and liquidity.

     The company and its subsidiaries are also parties to various other actions arising in the normal course of their businesses, including, among other things, employee claims, employee incentive compensation disputes and reviews of cost reports and billings submitted to Medicare and Medicaid. Management believes that the ultimate resolution of such matters will not have a materially adverse effect on the company’s financial position, results of operations or liquidity.

     Regulatory Audits and Reviews. As a healthcare provider, the company is subject to extensive governmental regulation, including laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. Moreover, marketing, billing, documentation and other practices of healthcare companies are subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other government programs, government agencies and their designees periodically conduct payment reviews or audits and request patient records and other documents to support claims submitted by healthcare providers for payment. Similarly, government agencies periodically conduct investigations and obtain healthcare information from such providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare, Medicaid and other governmental reimbursement programs.

     Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. As a result of external state Medicaid audit findings and other related matters, during 2003 and 2004 management initiated internal reviews focused on certain critical components of the company’s internal control environment. Management ultimately concluded that there were deficiencies in the company’s internal control structure relating to certain elements of the company’s Medicaid billing and reimbursement practices. As a consequence thereof, among other things, the company recorded incremental reserves for regulatory matters during the six months ended June 30, 2004, including approximately $0.8 million for pre-2004 revenue that was attributable to one of the company’s consolidated joint ventures. At June 30, 2004 and December 31, 2003, other current and accrued liabilities in the company’s condensed consolidated balance sheets included reserves for regulatory matters aggregating approximately $8.2 million and $7.7 million, respectively. Such reserve estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. To the extent that specific Medicaid refund obligations have been, or may be, identified, the company has processed, is processing or will process such transactions. Moreover, management is taking corrective actions to remedy the aforementioned Medicaid billing and reimbursement internal control deficiencies.

     In April 2003, the company was served with a subpoena from a Statewide Grand Jury pertaining to claims paid to the company for two Rhode Island Medicaid beneficiaries. In April 2004, the company and the State of Rhode Island agreed to a settlement arrangement in order to resolve all outstanding matters related thereto. The monetary amount resulting from the settlement arrangement was recognized in the company’s consolidated financial statements during the three months ended December 31, 2003.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The financial impact of regulatory matters beyond what has already been recognized by the company, if any, is currently unknown. In the event that Medicare and Medicaid investigative matters or similar reviews/audits by other agencies result in adverse findings, the company could face exclusion from the Medicare and Medicaid programs, as well as civil, criminal and/or administrative regulatory actions, sanctions and/or penalties that, in the aggregate, could be material to its business, financial position, results of operations and liquidity.

     Federal Serostim® and Somatropin Subpoenas. On March 8, 2004, CHC and its wholly-owned subsidiary, Curaflex Health Services, Inc. (“Curaflex”), were served with a grand jury subpoena from the United States Attorney’s Office in Boston, Massachusetts requesting records of certain prescriptions for the drugs Serostim® and Somatropin that were dispensed by the company from January 1, 1998 through December 31, 1999. This grand jury subpoena appears to be a follow-up to an administrative subpoena issued by the same United States Attorney’s Office on March 14, 2003 wherein records were requested from January 1, 1996 to the date of the subpoena. The federal government has informed CHC that it is investigating allegations concerning purchases and sales of Serostim®, claims submitted to Medicaid for reimbursement of Serostim® and the relationship between CHC (including its subsidiaries) and the manufacturer of such drug, Serono Laboratories, Inc. (“Serono”) and/or its parent company (i.e., Ares-Serono, S.A.), including allegations of the receipt of improper rebates and/or discounts and possibly other things of value from Serono. During what appears to be the applicable time period, CHC’s business with Serono that is related to the subject matter of the investigations was conducted through Curaflex. CHC and Curaflex have produced documents requested by the federal government and are cooperating with the investigations. Management cannot currently predict the course or outcome of the investigations or provide any assurances as to whether or not the federal government will institute proceedings against CHC and/or Curaflex or any employees or subsidiaries thereof.

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

     Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”). Under the physician ownership and referral provisions of Stark II, it is unlawful for a company to bill the Medicare or Medicaid programs for certain designated health services provided by or ordered by a physician who has, or whose family has, a financial relationship with the company unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician-owned entities in the form of medical director agreements. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II and its implementing regulations. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC’s common stock. Stark II includes an exception for the ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (see Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details), at December 31, 2003 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exception through the year ending December 31, 2004.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if CHC’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare and Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 25% and 24% of the company’s consolidated net revenue for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively, relate to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a materially adverse effect on the company’s financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could have a materially adverse effect on the company’s business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

12. DEBTOR/NON-DEBTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following Condensed Consolidating Financial Statements are presented in accordance with SOP 90-7. Certain amounts in the Condensed Consolidating Balance Sheet as of December 31, 2003 and the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2003 have been reclassified to conform to the 2004 presentation.

Condensed Consolidating Balance Sheet
As of June 30, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$32,970	$1,528	$–	$34,498
Cash limited as to use	13	85	–	98
Accounts receivable, net	–	111,896	–	111,896
Inventories	–	11,894	–	11,894
Deferred income taxes, net	–	501	–	501
Other current assets	7,634	902	–	8,536

Total current assets	40,617	126,806	–	167,423
Property and equipment, net	3,149	13,752	–	16,901
Deferred income taxes, net	–	1,891	–	1,891
Intangible assets, net	38	4,468	–	4,506
Goodwill	–	57,186	–	57,186
Investments in and advances to wholly-owned subsidiaries, net	121,514	–	(121,514)	–
Other assets	3,234	2,314	–	5,548

Total assets	$168,552	$206,417	$(121,514)	$253,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$11,641	$15,363	$–	$27,004
Accrued compensation and related liabilities	19,881	6,831	–	26,712
Current maturities of long-term debt and insurance note payable	3,714	–	–	3,714
Current portion of capital lease obligations	–	1,658	–	1,658
Current portion of income tax settlement	–	1,768	–	1,768
Income and franchise taxes payable	41	1,290	–	1,331
Deferred income taxes	–	2,392	–	2,392
Accrued merger and restructuring costs	30	–	–	30
Accrued reorganization costs	9,900	–	–	9,900
Other current and accrued liabilities	3,786	9,952	(631)	13,107

Total current liabilities not subject to compromise	48,993	39,254	(631)	87,616
Total current liabilities subject to compromise	16,748	–	–	16,748

Total current liabilities	65,741	39,254	(631)	104,364
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	273	–	–	273
Capital lease obligations, less current portion	–	3,319	–	3,319
Income tax settlement, less current portion	–	14,917	–	14,917
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	568	–	6,106
Other liabilities	2,755	313	–	3,068
Net liabilities for liquidation of discontinued operations	–	26,532	631	27,163

Total liabilities	74,307	84,903	–	159,210
Net assets, including amounts due to Debtors	–	121,514	(121,514)	–
Total stockholders’ equity	94,245	–	–	94,245

Total liabilities and stockholders’ equity	$168,552	$206,417	$(121,514)	$253,455

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,183	$1,266	$–	$38,449
Cash limited as to use	–	84	–	84
Accounts receivable, net	–	107,620	–	107,620
Inventories	–	12,715	–	12,715
Deferred income taxes, net	–	110	–	110
Other current assets	4,725	1,106	–	5,831

Total current assets	41,908	122,901	–	164,809
Property and equipment, net	3,435	9,762	–	13,197
Deferred income taxes, net	–	463	–	463
Intangible assets, net	85	4,675	–	4,760
Goodwill	–	57,186	–	57,186
Investments in and advances to wholly-owned subsidiaries, net	115,131	–	(115,131)	–
Other assets	3,315	2,113	–	5,428

Total assets	$163,874	$197,100	$(115,131)	$245,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$12,572	$16,599	$–	$29,171
Accrued compensation and related liabilities	19,610	4,113	–	23,723
Current maturities of long-term debt	660	–	–	660
Current portion of capital lease obligations	–	1,052	–	1,052
Current portion of income tax settlement	–	4,355	–	4,355
Income and franchise taxes payable	2	162	–	164
Deferred income taxes	–	573	–	573
Accrued merger and restructuring costs	55	–	–	55
Accrued reorganization costs	8,596	–	–	8,596
Other current and accrued liabilities	4,093	8,899	(629)	12,363

Total current liabilities not subject to compromise	45,588	35,753	(629)	80,712
Total current liabilities subject to compromise	16,846	–	–	16,846

Total current liabilities	62,434	35,753	(629)	97,558
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	592	–	–	592
Capital lease obligations, less current portion	–	1,614	–	1,614
Income tax settlement, less current portion	–	15,615	–	15,615
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	972	–	6,510
Other liabilities	2,759	1,483	–	4,242
Net liabilities for liquidation of discontinued operations	–	26,532	629	27,161

Total liabilities	71,323	81,969	–	153,292
Net assets, including amounts due to Debtors	–	115,131	(115,131)	–
Total stockholders’ equity	92,551	–	–	92,551

Total liabilities and stockholders’ equity	$163,874	$197,100	$(115,131)	$245,843

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$–	$244,003	$–	$244,003
Cost of service	–	175,994	–	175,994

Gross profit	–	68,009	–	68,009
Operating expenses:
Selling, general and administrative expenses	9,050	38,922	–	47,972
Provision for estimated uncollectible accounts	–	12,776	–	12,776

Total operating expenses	9,050	51,698	–	60,748

Operating income (loss) from continuing operations	(9,050)	16,311	–	7,261
Other income (expenses):
Interest income	56	96	–	152
Interest expense	(45)	(654)	–	(699)
Equity in net income of wholly-owned subsidiaries	16,370	–	(16,370)	–
Equity in net income of unconsolidated joint ventures	–	654	–	654
Other expense, net	(1)	(73)	–	(74)

Income from continuing operations before reorganization expenses, income taxes and minority interests	7,330	16,334	(16,370)	7,294
Reorganization expenses, net	(5,616)	–	–	(5,616)

Income from continuing operations before income taxes and minority interests	1,714	16,334	(16,370)	1,678
Income tax expense	–	(45)	–	(45)
Minority interests in net loss of consolidated joint ventures, net	–	81	–	81

Income from continuing operations	1,714	16,370	(16,370)	1,714
Loss from disposal of discontinued operations	(5)	–	–	(5)

Net income	$1,709	$16,370	$(16,370)	$1,709

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$–	$233,441	$–	$233,441
Cost of service	–	170,522	–	170,522

Gross profit	–	62,919	–	62,919
Operating expenses:
Selling, general and administrative expenses	8,676	37,342	–	46,018
Provision for estimated uncollectible accounts	–	7,746	–	7,746

Total operating expenses	8,676	45,088	–	53,764

Operating income (loss) from continuing operations	(8,676)	17,831	–	9,155
Other income (expenses):
Interest income	143	51	–	194
Interest expense	(15)	(695)	–	(710)
Equity in net income of wholly-owned subsidiaries	17,399	–	(17,399)	–
Equity in net income of unconsolidated joint ventures	–	599	–	599
Other expense, net	–	(4)	–	(4)

Income from continuing operations before reorganization expenses, income taxes and minority interests	8,851	17,782	(17,399)	9,234
Reorganization expenses, net	(5,877)	–	–	(5,877)

Income from continuing operations before income taxes and minority interests	2,974	17,782	(17,399)	3,357
Income tax expense	–	(71)	–	(71)
Minority interests in net income of consolidated joint ventures	–	(302)	–	(302)

Income from continuing operations	2,974	17,409	(17,399)	2,984
Loss from disposal of discontinued operations	(89)	(10)	–	(99)

Net income	$2,885	$17,399	$(17,399)	$2,885

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(9,456)	$17,036	$7,580
Net cash used by reorganization items	(4,015)	–	(4,015)

Net cash provided by (used in) continuing operations (net of reorganization items)	(13,471)	17,036	3,565

Cash flows from investing activities:
Purchases of property and equipment	(423)	(2,283)	(2,706)
Cash advances from wholly-owned subsidiaries	9,967	(9,967)	–

Net cash provided by (used in) investing activities	9,544	(12,250)	(2,706)

Cash flows from financing activities:
Principal payments on long-term debt	(283)	–	(283)
Principal payments on capital lease obligations	–	(2,329)	(2,329)
Principal payments on income tax settlement	–	(1,874)	(1,874)
Cash distributions to minority interests	–	(321)	(321)

Net cash used in financing activities	(283)	(4,524)	(4,807)

Net increase (decrease) in cash from continuing operations	$(4,210)	$262	$(3,948)

Net cash used in discontinued operations	$(3)	$–	$(3)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(9,986)	$25,803	$15,817
Net cash used by reorganization items	(5,469)	–	(5,469)

Net cash provided by (used in) continuing operations (net of reorganization items)	(15,455)	25,803	10,348

Cash flows from investing activities:
Purchases of property and equipment	(1,428)	(1,515)	(2,943)
Cash advances from wholly-owned subsidiaries	23,702	(23,702)	–

Net cash provided by (used in) investing activities	22,274	(25,217)	(2,943)

Cash flows from financing activities:
Principal payments on long-term debt	(34)	–	(34)
Principal payments on capital lease obligations	–	(23)	(23)
Refunds of deposits to collateralize letters of credit	413	–	413
Cash distributions to minority interests	–	(343)	(343)

Net cash provided by (used in) financing activities	379	(366)	13

Net increase in cash from continuing operations	$7,198	$220	$7,418

Net cash used in discontinued operations	$(64)	$(35)	$(99)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The company’s actual results may vary materially from the forward-looking statements made in this report due to important factors such as the outcome of the bankruptcy cases of CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”), (CHC and CI are hereinafter collectively referred to as the “Debtors”) and certain other factors, which are described in greater detail in CHC’s Annual Report on Form 10-K for the year ended December 31, 2003 (hereinafter referred to as “CHC’s 2003 Form 10-K”) under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors.” When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this report. Management does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the filing date of this report or to reflect the occurrence of unanticipated events.

     The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases (as such term is defined in Note 1 to the company’s condensed consolidated financial statements) and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization (see Note 2 to the company’s condensed consolidated financial statements for further details). The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

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

Background and Certain Activities Relating to Reorganization Under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”)

     During 2004 and 2003, Coram was engaged primarily in the business of furnishing alternate site (outside the hospital) infusion therapy and related services, including non-intravenous home health products such as respiratory therapy services and related equipment and durable medical equipment. Other services offered by Coram include hospital outsource compounding services and centralized management, administration and clinical support for clinical research trials. Management’s primary business strategy is to focus the company on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, intravenous immunoglobulin, pain management and coagulant and blood clotting therapies for individuals with hemophilia. Additionally, commencing in 2004, therapies corresponding to the Food and Drug Administration approved Alpha-1 Antitrypsin Deficiency drug Aralast™ have been included as one of the company’s core therapy offerings.

     On August 8, 2000, CHC and CI commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code. Following the commencement of the Bankruptcy Cases, the Debtors operated as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court); however, as discussed below, a Chapter 11 trustee (Arlin M. Adams, Esquire) was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of CHC’s other subsidiaries is a debtor in any bankruptcy case.

     The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practicable, file with the presiding bankruptcy court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the presiding bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While the Debtors’ Chapter 11 trustee has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure.

     As previously reported, two competing proposed plans of reorganization have been filed in the Bankruptcy Cases. The plans of reorganization have been proposed by (i) the Chapter 11 trustee and (ii) the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”) (hereinafter such proposed plans of reorganization, as modified, supplemented and amended, are referred to as the “Trustee’s Plan” and the “Equity Committee’s Plan,” respectively). The proposed plans of reorganization, as well as modifications, supplements and amendments thereto, can be found as exhibits to CHC’s Current Reports on Form 8-K/Form 8-K/A filed with the SEC on July 11, 2003, September 23, 2003, October 14, 2003, February 26, 2004, April 23, 2004, April 30, 2004 and June 18, 2004. At a Bankruptcy Court hearing on July 19, 2004, the most recent proposed amendment to the Equity Committee’s Plan (i.e., the amendment attached as exhibit 99.1 to CHC’s Current Report on Form 8-K filed on June 18, 2004) was withdrawn by the Equity Committee.

     The hearings to consider confirmation of the two competing plans of reorganization commenced on September 30, 2003 and the related briefing period concluded on June 14, 2004; however, as of August 13, 2004 such plans of reorganization remain subject to Bankruptcy Court confirmation. Management cannot predict whether or not the Trustee’s Plan or the Equity Committee’s Plan will be confirmed, the ultimate outcome of each proposed plan of reorganization or the resolution of certain filed objections to each of the proposed plans of reorganization.

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

     Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. For a description of these critical accounting policies, refer to Note 7 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K. Moreover, because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to a plan or plans of reorganization set forth by the Chapter 11 trustee, the Equity Committee or another interested party in the Bankruptcy Cases and, ultimately, on decisions of the Bankruptcy Court. As a result, the implied value of the company’s goodwill is premised on several highly judgmental assumptions, including, among other things, the company’s enterprise value and the final disposition of the company’s pre-petition liabilities. Accordingly, the company’s goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination. Based upon preliminary assessments, analyses and computations, management does not anticipate a material goodwill impairment charge during 2004; however, if such a material charge is required, stockholders’ equity may be less than $75 million as of December 31, 2004, at which time the company may not qualify for the public company exception under Stark II for the year ending December 31, 2005. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail at Note 11 to the company’s condensed consolidated financial statements.

RESULTS OF OPERATIONS

     As discussed in Note 3 to the company’s condensed consolidated financial statements, R-Net’s operating results are included in discontinued operations; however, for the three and six months ended June 30, 2004 and 2003 the Resource Network Subsidiaries had no operations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net Revenue. Net revenue increased approximately $4.1 million or 3.4% to $124.4 million during the three months ended June 30, 2004 from $120.3 million during the three months ended June 30, 2003. The 2004 increase is primarily attributable to favorable results from the company’s enhanced sales and marketing work force, an increase in military business (i.e., an increase of approximately $1.1 million in 2004 over 2003) and the introduction of the Food and Drug Administration (“FDA”) approved Alpha-1 Antitrypsin Deficiency drug Aralast™ to the company’s product offerings in June 2003.

     The net revenue increase during 2004 included a combined $5.1 million or 6.1% increase in net revenue from the company’s Core Infusion Therapies: coagulant and blood clotting, intravenous immunoglobulin, anti-infective, pain management and total parenteral nutrition therapies, as well as therapies corresponding to Aralast™. Additionally, the company experienced revenue growth of approximately $0.3 million from its hospital outsource compounding services business (i.e., SoluNet LLC (“SoluNet”)) during the three months ended June 30, 2004. Partially offsetting the 2004 net revenue increase was a $1.1 million decrease (approximately 3.3%) in the company’s non-core infusion therapies (such therapies include, but are not limited to, enteral nutrition and therapies corresponding to the FDA approved drugs Synagis® and Remicade®). No individual non-core therapy represented 5% or more of the company’s net revenue during the three months ended June 30, 2004 or 2003. The company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

     During the three months ended June 30, 2004 and 2003, approximately $7.5 million and $8.3 million, respectively, of the company’s consolidated net revenue related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California (the “Health Net Contract”). The Health Net Contract, as amended effective October 1, 2003, terminates on December 31, 2005; however, Health Net has reserved the right to reevaluate the amended agreement based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Health Net Contract. The loss of the Health Net Contract or significant modifications to the terms and conditions of such agreement could have a materially adverse effect on the company’s results of operations, cash flows and financial condition. See Note 6 to the company’s condensed consolidated financial statements for further details.

     As more fully discussed in Note 6 to the company’s condensed consolidated financial statements, all but one of the company’s individual provider contracts with a certain national health insurance carrier have been terminated. During the three months ended June 30, 2004 and 2003, the terminated contracts represented approximately $1.0 million and $3.3 million, respectively, of the company’s consolidated net revenue and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately $2.0 million and $4.2 million, respectively. Management can provide no assurances that the remaining active provider contract affiliated with this national health insurance carrier, which generated net revenue of approximately $0.6 million and $0.3 million during the three months ended June 30, 2004 and 2003, respectively, will continue under terms that are favorable to the company. The termination of such contract and/or the loss of the non-contracted business could have an adverse impact on the company’s results of operations.

     Gross Profit. Gross profit increased approximately $0.4 million to $36.3 million or a gross margin of 29.2% during the three months ended June 30, 2004 from $35.9 million or a gross margin of 29.8% during the three months ended June 30, 2003. During 2004, the company experienced an unfavorable trend with regard to drug and supply costs (principally attributable to Aralast™, which carries a lower gross profit percentage than the company’s other Core Infusion Therapies) and a marginally unfavorable trend in clinical costs (primarily due to the continued overall labor shortage of certain clinical personnel). Additionally, the 2004 gross profit percentage was diluted by the company’s SoluNet business, which maintains a lower overall gross profit percentage than that of the company’s infusion therapy business.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased approximately $0.7 million or 3.0% to $23.7 million during the three months ended June 30, 2004 from $23.0 million during the three months ended June 30, 2003. Moreover, in both such periods, SG&A expenses were 19.1% of the company’s net revenue. During 2003, the company recognized a reduction in SG&A expenses of approximately $1.05 million as the result of a restructuring of the incentive compensation and retention bonus packages for the company’s Executive Vice President. Moreover, during 2004 the company experienced (i) a $0.4 million decrease in legal and other professional fees and (ii) a $0.1 million decrease in reimbursement personnel and related facility costs.

     In addition to the aforementioned SG&A expense changes, the company observed an overall increase in such expenses attributable to revenue growth, inflation and development of the company’s SoluNet business.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was approximately $7.4 million or 5.9% of net revenue during the three months ended June 30, 2004, compared to $4.2 million or 3.5% of net revenue during the three months ended June 30, 2003. For the year ended December 31, 2003, the provision for estimated uncollectible accounts was 4.2% of net revenue. The significant increase in the percentage in 2004 over the 2003 periods is primarily attributable to persistent deterioration in the company’s commercial aged accounts receivable balances and poor cash realization on the company’s accounts receivable. The 2004 and 2003 provisions for estimated uncollectible accounts were favorably impacted by bad debt recoveries of approximately $0.2 million and $0.6 million, respectively, that were recorded in connection with settlement agreements with individual healthcare plans affiliated with the national health insurance carrier discussed above under Net Revenue.

     Management believes that the overall deterioration in aged accounts receivable at June 30, 2004 and the company’s overall weak cash collections is proximately correlated to the following factors: (i) consolidation and relocation of two regional reimbursement sites in the Northeast (such project was one of the largest the company has undertaken to date); (ii) business disruption relative to payers’ resolution of implementation discrepancies resulting from the billing code set changes mandated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); (iii) certain electronic interface incongruities that temporarily hindered management’s long-term objective of accelerating cash collections through technological advancements; and (iv) prolonged delays in the collection, adjudication and settlement of accounts receivable relating to the individual healthcare plans of the national health insurance carrier discussed above under Net Revenue. During 2004, management has implemented various plans and strategic initiatives designed to mitigate and/or resolve the aforementioned issues; however, no assurances of success can be provided. The 2004 provision for estimated uncollectible accounts reflects management’s best estimate of the amounts required in order to appropriately recognize the net realizable value of the company’s accounts receivable at June 30, 2004. However, there can be no assurances that such provision for estimated uncollectible accounts will be adequate or that factors and circumstances that have historically adversely affected the company’s bad debt expense will not continue or worsen in the future (e.g., a planned reimbursement site relocation in the fourth quarter of 2004).

     Interest Expense. Interest expense was approximately $0.4 million during both the three months ended June 30, 2004 and 2003. Such periods primarily reflect the recognition of interest expense on a settlement with the Internal Revenue Service (“IRS”) that is more fully described in Note 9 to the company’s condensed consolidated financial statements. Furthermore, both periods also reflect the non-recognition of interest expense related to the company’s Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) subsequent to the execution of a debt-for-equity exchange agreement on December 31, 2002, which qualified as a troubled debt restructuring. See Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details.

     Reorganization Expenses, Net. During the three months ended June 30, 2004 and 2003, the company recognized approximately $2.4 million and $4.1 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. Reorganization expenses typically include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. During the three months ended June 30, 2004 and 2003, the company recognized key employee retention plan expenses of approximately $0.3 million and $1.3 million, respectively (the variance in the expense amounts is primarily attributable to differing employee retention periods). Moreover, during the three months ended June 30, 2004 and 2003 the company recorded bankruptcy-related professional fees and reimbursable expenses of approximately $2.2 million and $2.9 million, respectively. Such professional fees were higher during 2003 primarily due to an increased level of legal and financial advisory activity related to the drafting and amending of proposed plans of reorganization by the Chapter 11 trustee and the Equity Committee. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the competing proposed plans of reorganization.

     Income Tax Expense. See Note 9 to the company’s condensed consolidated financial statements regarding variances between the federal statutory income tax rate and the company’s effective income tax rates.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Net Revenue. Net revenue increased approximately $10.6 million or 4.5% to $244.0 million during the six months ended June 30, 2004 from $233.4 million during the six months ended June 30, 2003. The 2004 increase is primarily attributable to favorable results from the company’s enhanced sales and marketing work force, an increase in military business (i.e., an increase of approximately $2.4 million in 2004 over 2003) and the introduction Aralast™ to the company’s product offerings in June 2003.

     The net revenue increase during 2004 included a combined $12.8 million or 8.0% increase in net revenue from the company’s Core Infusion Therapies. Additionally, the company experienced revenue growth of approximately $0.6 million from its SoluNet business during the six months ended June 30, 2004. Partially offsetting the 2004 net revenue increase was a $1.6 million decrease (approximately 2.4%) in the company’s non-core infusion therapies. Enteral nutrition provided approximately 5.0% of the company’s consolidated net revenue during the six months ended June 30, 2004; however, no other individual non-core therapy represented 5% or more of the company’s net revenue during the six months ended June 30, 2004 or 2003. Additionally, the company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

     During the six months ended June 30, 2004, the company recorded approximately $0.8 million of net unfavorable revenue adjustments that were primarily attributable to changes in estimates for pre-2004 revenue at one of the company’s consolidated joint ventures. Such unfavorable revenue adjustments resulted from management’s consideration of the adequacy of the company’s reserves for regulatory matters during 2004. Such estimates will be further reviewed and may be revised in subsequent periods as more information becomes available to management. See Note 11 to the company’s condensed consolidated financial statements for further details.

     During the six months ended June 30, 2004 and 2003, approximately $14.7 million and $16.4 million, respectively, of the company’s consolidated net revenue related to the Health Net Contract. See Note 6 to the company’s condensed consolidated financial statements for further details.

     As discussed above under Net Revenue for the three months ended June 30, 2004 and 2003, all but one of the company’s individual provider contracts with a certain national health insurance carrier have been terminated. During the six months ended June 30, 2004 and 2003, the terminated contracts represented approximately $2.4 million and $6.6 million, respectively, of the company’s consolidated net revenue and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately $4.4 million and $8.3 million, respectively. See Note 6 to the company’s condensed consolidated financial statements for further details.

     Gross Profit. Gross profit increased approximately $5.1 million to $68.0 million or a gross margin of 27.9% during the six months ended June 30, 2004 from $62.9 million or a gross margin of 26.9% during the six months ended June 30, 2003. The 2004 gross profit percentage declined slightly after adjusting for the effects of (i) a $3.4 million charge for the purchase of a malpractice insurance tail policy in 2003 and (ii) the $0.8 million of net unfavorable revenue adjustments that related to periods prior to 2004 (see above Net Revenue discussion for the six months ended June 30, 2004 and 2003) with no corresponding reduction in cost of goods sold. Specifically, during 2004 the company experienced an unfavorable trend with regard to drug and supply costs (principally attributable to Aralast™, which carries a lower gross profit percentage than the company’s other Core Infusion Therapies) and a marginally unfavorable trend in clinical costs (primarily due to the continued overall labor shortage of certain clinical personnel).

     Additionally, the 2004 gross profit percentage was diluted by the company’s SoluNet business, which maintains a lower overall gross profit percentage than that of the company’s infusion therapy business.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased approximately $2.0 million or 4.3% to $48.0 million during the six months ended June 30, 2004 from $46.0 million during the six months ended June 30, 2003. Moreover, in both such periods, SG&A expenses were 19.7% of the company’s net revenue. During 2003, the company recognized a reduction in SG&A expenses of approximately $1.05 million as the result of a restructuring of the incentive compensation and retention bonus packages for the company’s Executive Vice President. Moreover, during 2004 the company incurred incremental costs of (i) $0.8 million to enhance and reward its sales and marketing force, (ii) $0.4 million in health and welfare costs for non-clinical personnel and (iii) $0.1 million in reimbursement personnel and related facility costs. Partially offsetting these expense increases were (i) a $0.5 million decrease in legal and other professional fees and (ii) a $0.4 million decrease in expenses due to the departure of the company’s former chief executive officer and president.

     In addition to the aforementioned SG&A expense changes, the company observed an overall increase in such expenses attributable to revenue growth, inflation and development of the company’s SoluNet business.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was approximately $12.8 million or 5.2% of net revenue during the six months ended June 30, 2004, compared to $7.7 million or 3.3% of net revenue during the six months ended June 30, 2003. The primary reasons for the significant increase in 2004 are discussed above under Provision for Estimated Uncollectible Accounts for the three months ended June 30, 2004 and 2003. The 2004 and 2003 provisions for estimated uncollectible accounts were favorably impacted by bad debt recoveries of approximately $0.2 million and $1.1 million, respectively, that were recorded in connection with settlement agreements with individual healthcare plans affiliated with the national health insurance carrier discussed above under Net Revenue for the six months ended June 30, 2004 and 2003.

     Interest Expense. Interest expense was approximately $0.7 million during both the six months ended June 30, 2004 and 2003. Such periods primarily reflect the recognition of interest expense on a settlement with the IRS that is more fully described in Note 9 to the company’s condensed consolidated financial statements. See the discussion above under Interest Expense for the three months ended June 30, 2004 and 2003 for details of the non-recognition of interest expense on the Series B Notes.

     Reorganization Expenses, Net. During the six months ended June 30, 2004 and 2003, the company recognized approximately $5.6 million and $5.9 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. See discussion above under Reorganization Expenses, Net for the three months ended June 30, 2004 and 2003 for a general description of such expenses. During the six months ended June 30, 2004 and 2003, the company recognized key employee retention plan expenses of approximately $0.3 million and $1.3 million, respectively (the variance in the expense amounts is primarily attributable to differing employee retention periods). Moreover, during the six months ended June 30, 2004 and 2003, the company recorded bankruptcy-related professional fees and reimbursable expenses of approximately $5.5 million and $4.7 million, respectively. Such professional fees were higher during 2004 primarily due to an increased level of legal and financial advisory activity related to the competing plans of reorganization proposed by the Chapter 11 trustee and the Equity Committee and the Bankruptcy Court confirmation hearings. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the competing proposed plans of reorganization.

     Income Tax Expense. See Note 9 to the company’s condensed consolidated financial statements regarding variances between the federal statutory income tax rate and the company’s effective income tax rates.

     Minority Interests in Net (Income) Loss of Consolidated Joint Ventures. During the six months ended June 30, 2004, the company recognized approximately $0.1 million of income attributable to minority interests in net losses of consolidated joint ventures whereas an expense of $0.3 million was recognized during the six months ended June 30, 2003 for minority interests in net income of consolidated joint ventures. In 2004, one of the company’s consolidated joint ventures incurred a significant net loss that was principally related to the recognition of reserves for regulatory matters on pre-2004 revenue. Reserves for regulatory matters are more fully discussed in Note 11 to the company’s condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Bankruptcy Proceedings. The Debtors commenced the Bankruptcy Cases by filing voluntary petitions under Chapter 11 of the Bankruptcy Code on August 8, 2000. Although the filing of the Bankruptcy Cases was an event of default under the company’s principal debt instruments, Section 362 of Chapter 11 of the Bankruptcy Code imposes an automatic stay that will generally preclude creditors and other interested parties under such arrangements from taking remedial action in response to any such default without prior Bankruptcy Court approval. In addition, the Debtors may reject executory contracts and unexpired leases of non-residential real property. Parties effected by such rejections may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the Bankruptcy Cases.

     Schedules were filed with the Bankruptcy Court setting forth the Debtors’ assets and liabilities as of the bankruptcy filing date. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated by management and the Chapter 11 trustee. Furthermore, in order to resolve certain pre-petition disputes, the Chapter 11 trustee is involved in settlement negotiations with several parties that claim to hold pre-petition general unsecured claims and, in some cases, he has submitted motions to the Bankruptcy Court related thereto. If, upon the completion of such investigations, settlements and/or other related activities it is determined that the Debtors’ amounts need to be modified and the requisite approvals related thereto have been obtained, the company’s consolidated financial statements will be adjusted accordingly. The ultimate amount and the settlement terms for all the liabilities subject to compromise will be subject to a plan or plans of reorganization, review by the Chapter 11 trustee and approval by the Bankruptcy Court. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at August 13, 2004 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and Other Obligations. During the six months ended June 30, 2004 and through August 13, 2004, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company’s ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility would require approvals of the Chapter 11 trustee and the Bankruptcy Court.

     The table below summarizes the company’s debt, income tax settlement, lease and purchase obligations for each of the years in the five year period ending June 30, 2009 and thereafter (in thousands). See Notes 7, 8, 9 and 11 to the company’s condensed consolidated financial statements for further details regarding such matters. The company intends to finance such obligations with available cash balances and cash provided by operations.

		Years Ending June 30,
	Totals	2005	2006	2007	2008	2009	Thereafter
Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) in default (1)	$9,000	$9,000	$—	$—	$—	$—	$—
Income tax settlement (1)	16,685	1,768	1,896	2,033	2,179	2,339	6,470
Capital leases, excluding interest (1)	4,977	1,667	1,227	629	774	680	—
Other debt obligations (1)	4,117	3,844	273	—	—	—	—
Operating leases (2)	30,392	9,443	7,539	5,068	3,903	2,652	1,787
Purchase commitments and other obligations, including $2,086 of open purchase orders (2)	73,131	43,163	21,465	3,355	3,321	1,716	111

Totals	$138,302	$68,885	$32,400	$11,085	$10,177	$7,387	$8,368

(1)	Reflected in the company’s condensed consolidated balance sheets.
(2)	Not reflected in the company’s condensed consolidated balance sheets.

     The Series B Notes were not paid on their June 30, 2003 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization by the Bankruptcy Court. See Note 7 to the company’s condensed consolidated financial statements for further details. Payment of the Series B Notes and $130,000 of the other debt obligations will require approvals of both the Chapter 11 trustee and the Bankruptcy Court because such amounts represent pre-petition liabilities.

     As more fully discussed in Note 14 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K, management was projecting purchase commitment shortfalls for the years ending December 31, 2004 and 2005 under certain of the company’s drug and supply agreements; however, recent negotiations with the related vendors resulted in modified purchase commitments and, in one instance, a waiver. Although no assurances can be given, management believes that the company’s recurring business and operational requirements will meet the modified purchase commitments for the years ending December 31, 2004 and 2005. In the event that the company experiences purchasing shortfalls, the affected vendors will have the right to assess monetary damages or penalties against the company that could have a materially adverse impact on the company’s financial position and liquidity.

     In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.) (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of both the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock). At August 13, 2004, the company had one irrevocable letter of credit for approximately $0.3 million that matures in December 2004 and is fully secured by interest-bearing cash deposits held by Wells Fargo. Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to establish new letters of credit in order to ensure the availability of products for its patients’ medical needs.

     Coram used cash on hand and cash generated from operations to fund its capital asset purchases, reorganization activities and working capital requirements for the six months ended June 30, 2004. After adjusting for the non-working capital effect of the application of the company’s $1.7 million alternative minimum tax refund against an income tax settlement liability, working capital decreased approximately $4.2 million to $63.1 million at June 30, 2004 from $67.3 million at December 31, 2003. This change in working capital is primarily due to: (i) a $4.0 million decrease in cash and cash equivalents, (ii) a $3.1 million increase in the current maturities of long-term debt and insurance note payable, (iii) a $3.0 million increase in accrued compensation and related liabilities, (iv) a $1.8 million increase in deferred income tax liabilities, (v) a $1.3 million increase in accrued reorganization costs, (vi) a $1.2 million increase in income and franchise taxes payable, (vii) a $0.8 million decrease in inventories, (viii) a $0.7 million increase in other current and accrued liabilities, (ix) a $0.9 million decrease in the current portion of an income tax settlement (see Note 9 to the company’s condensed consolidated financial statements for further details of the income tax settlement), (x) a $2.2 million decrease in accounts payable, (xi) a $4.3 million increase in net accounts receivable and (xii) a $4.4 million increase in other current assets.

     Cash used in investing activities for the six months ended June 30, 2004 was approximately $2.7 million and related entirely to property and equipment purchased in the normal course of business.

     Cash used in financing activities for the six months ended June 30, 2004 was approximately $4.8 million. The components thereof included principal debt payments of approximately $0.3 million, capital lease principal payments of $2.3 million, principal payments on an income tax settlement of $1.9 million and cash distributions paid to minority interest holders of $0.3 million.

     General. The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases and circumstances relating thereto, including the company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities are subject to significant uncertainty. During the pendency of the Bankruptcy Cases, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the Bankruptcy Cases. The company’s ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms and conditions of financing agreements, the ability to fund a settlement with the Internal Revenue Service, the ability to remain in compliance with the physician ownership and referral provisions of the Omnibus Budget Reconciliation Act of 1993 (commonly known as “Stark II”) and the ability to generate sufficient cash from operations and/or financing arrangements to meet its obligations and capital asset expenditure requirements.

     Management believes that the overall costs for the Bankruptcy Cases will result in a significant use of cash for the year ending December 31, 2004 and thereafter. These costs principally consist of professional fees and expenses, as well as the 2004 Key Employee Retention Plan that is more fully discussed below. Management believes that such costs, when authorized for payment by the Chapter 11 trustee and the Bankruptcy Court, will be funded through available cash balances and cash provided by operations.

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

     On January 14, 2003, the Equity Committee filed a motion with the Bankruptcy Court seeking an order to (i) immediately terminate Mr. Crowley’s employment with the Debtors and remove him from all involvement in the Debtors’ affairs, (ii) terminate all consulting arrangements between the Debtors and Dynamic Healthcare Solutions, LLC (“DHS”), a management consulting and investment firm owned by Mr. Crowley (see Note 4 to the company’s condensed consolidated financial statements for further details), (iii) substantially terminate all future payments to Mr. Crowley and DHS and (iv) require Mr. Crowley and DHS to return all payments received to date, except as otherwise authorized by the Bankruptcy Court as administrative claims. On March 26, 2003, the Bankruptcy Court entered an order denying the Equity Committee’s motion to terminate Mr. Crowley’s employment as moot and reserved its decision on the other relief requested, including disgorgement, until future litigation, if any, arises.

     The Chapter 11 trustee established the 2004 Key Employee Retention Plan (the “2004 KERP”) which, among other things, provides for (i) retention bonus payments of approximately $2.6 million to key employees of the company (the “2004 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2004 KERP, the 2004 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2004 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after the effective date of a plan or plans of reorganization or December 31, 2004 (the “Second Payment Date”). Should a 2004 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2004 KERP, less applicable taxes withheld. Approximately $1.6 million, which represented the first installment under the 2004 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to eligible participants in July 2004. The company intends to fund the remaining 2004 KERP Compensation with available cash balances and cash provided by operations.

     In August 2004, the company entered into an agreement with the Accreditation Commission for Health Care, Inc. (“ACHC”) whereby ACHC is to, among other things, provide the company with national accreditation services. The agreement commenced on the date that it was executed and expires in November 2007. Under the terms of the agreement, the company will make (i) an upfront payment of approximately $0.3 million in August 2004 and (ii) nine equal non-interest bearing quarterly payments of approximately $32,000 (commencing on January 1, 2005). Management intends to fund the payments under the agreement with the company’s available cash balances and cash provided by operations.

     In May 2004, pursuant to an order previously entered by the Bankruptcy Court, the Debtors entered into an insurance premium financing agreement with Imperial Premium Finance, Inc. (the “2004 Financing Agreement”) to finance the premiums under certain insurance policies. The terms of the 2004 Financing Agreement required the Debtors to remit a down payment of approximately $2.2 million on May 7, 2004. The amount financed of approximately $4.0 million is being paid in eight monthly installments of approximately $0.5 million, including interest at a rate of 3.70% per annum. Such installment payments commenced on May 17, 2004 and will continue through December 2004. Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for by the 2004 Financing Agreement. Additionally, the 2004 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies. The company generally funds its insurance premiums and/or related financing agreements with available cash balances and cash provided by operations. No assurances can be given that the company will be able to obtain and/or maintain adequate directors’ and officers’, general and professional liability insurance coverage beyond the expiration of the current policies, which is generally in early 2005. In the event that the company is unable to obtain and/or maintain such insurance at a price that is economically viable, there could be a materially adverse impact on the company’s operations and liquidity.

     As more fully discussed in Note 9 to the company’s condensed consolidated financial statements, during 2004 the company and the Internal Revenue Service executed a settlement and deferred payment plan (collectively the “IRS Settlement Agreement”). Among other things, the company will amend certain state income tax returns that are indirectly affected by the results of the IRS Settlement Agreement. Although the precise financial impact of such amended state income tax returns is not presently determinable, management has estimated the corresponding amount of tax and related interest to approximate $1.2 million and has included such amount as a current liability in the company’s condensed consolidated financial statements. There can be no assurances that such estimate will not increase upon completion of the requisite state income tax returns, which are currently being compiled and are anticipated to be filed with the corresponding state taxing jurisdictions before the end of the calendar year. The estimate will be reviewed by management and may be revised in subsequent periods as more information becomes available. Management plans to fund such state income tax liabilities with available cash balances and cash provided from operations.

     The liquidation of the Resource Network Subsidiaries through their bankruptcy proceedings may result in certain additional cash expenditures by the company. Although no assurances can be given, after considering the confirmed/effective plan of liquidation under Chapter 11 of the Bankruptcy Code set forth by the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee), management does not expect that such additional cash expenditures, if any, will be material to the company’s financial condition or cash flows. See Notes 3 and 11 to the company’s condensed consolidated financial statements for further details.

     In November 2001, the R-Net Creditors’ Committee brought an adversary proceeding in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, against the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company’s principal lenders. The complaint alleges that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. Coram notified its insurance carrier of the complaint and intends to avail itself of insurance coverage for its directors and officers. See Note 11 to the company’s condensed consolidated financial statements for further details.

     The Trustee’s Plan proposes resolution of substantially all of the Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer. Among other things, the R-Net Settlement Agreement provides for the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate. The R-Net Settlement Agreement remains subject to, and contingent upon, Bankruptcy Court approval in the Bankruptcy Cases through confirmation of the Trustee’s Plan. The Equity Committee’s Plan provides that the Resource Network Subsidiaries will receive a cash distribution on the effective date of the Equity Committee’s Plan of $7.95 million, plus a distribution of 2% of the net recovery from certain litigation claims to be prosecuted, if any, but not exceeding $6 million. The Chapter 11 trustee and other interested parties have objected to the Equity Committee’s Plan because, among other things, they believe such plan improperly classifies the Resource Network Subsidiaries’ claim and the contemplated distribution to the Resource Network Subsidiaries is not fair and equitable. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the status of the Trustee’s Plan and the Equity Committee’s Plan.

     Principally due to the Debtors’ ongoing Bankruptcy Cases, the ultimate outcome of the Resource Network Subsidiaries’ matters, including effectuation of the R-Net Settlement Agreement, cannot be predicted with any degree of certainty, nor can management predict the scope and nature of any coverage that the directors and officers may have with the company’s insurance carrier. Through August 13, 2004, the company incurred approximately $1.0 million in legal fees related to the R-Net Creditors’ Committee litigation, including legal fees associated with indemnifications of the company’s directors and officers. Management cannot reasonably estimate the ultimate cash requirements related to the aforementioned matters. Unfavorable outcomes could have a materially adverse effect on the company’s business and liquidity.

     During 2003, the company acquired a software product to replace its billing, accounts receivable, clinical and pharmacy systems (collectively the “Front Office”). The project to implement this new software was launched in phases in 2004 and, based on the current work plan, management anticipates completing the Front Office software implementation late in 2005. In addition to the cost of the Front Office software, substantial internal and external costs will be incurred to modify such software and successfully deploy a company-wide solution. In connection therewith, the company has already purchased certain computer equipment integral to the implementation efforts; however, supplemental hardware and peripheral equipment are required in order to fully support the new Front Office software (most of such incremental Front Office hardware and equipment are projected to be installed on or before March 31, 2005). Management believes that the aggregate cost to implement the Front Office software solution will range between $13 million and $16 million, including approximately $2.5 million that has been incurred through June 30, 2004. Such costs include, but are not limited to, purchased software, software enhancements/upgrades, hardware, Coram personnel time and expenses and external vendor consultation costs and expenses. Management plans to coordinate the timing of the company’s implementation efforts in order to fund current and future information system requirements, including potentially substantial third party consulting services, with available cash balances and cash provided by operations.

     Specifically, the Front Office project involves the replacement of Coram’s intake, admissions, nurse scheduling, clinical pathways, pharmacy, order entry, contract, billing and accounts receivable systems, all of which support the delivery of patient care. In order to satisfy the company’s business and operational requirements, Coram will highly customize the purchased software. In that regard, the requisite software changes are currently being identified and related cost estimates are being evaluated. Pursuant to the current work plan, certain approved software enhancement and upgrade specifications will be released for development and coding modifications during the quarter ending September 30, 2004. To mitigate risk, management intends to diligently test the new software prior to adoption, including the software enhancements and upgrades. A component of this testing will be to productionalize the new environment within a single branch location to ensure appropriate functionality prior to a phased rollout to the remaining branch locations. No assurances can be given that the Front Office software solution will ultimately serve all of the company’s requirements or that implementation thereof will not cause material business and operational disruptions due to, among other things, significant changes to the company’s existing business rules and internal processes. In the event that there are delays and/or complications upon implementing the Front Office software, the company’s ability to generate bills and invoices and collect its accounts receivable may be impaired. These circumstances could have a materially adverse effect on the company’s financial position and liquidity during the transition to the new environment.

     On January 1, 2004, United States Pharmacopeia Chapter 797 (“USP Chapter 797”) standards of practice for compounding sterile products transitioned from recommendations to requirements. These standards may be adopted by state boards of pharmacy and accreditation organizations and, as a result, are potentially applicable to all of the company’s branch pharmacies. Among other things, USP Chapter 797 standards establish stringent sterile pharmacy compounding environmental requirements. Failure to comply with such standards could result in disciplinary action against the company, including, but not limited to, an order to cease sterile product compounding at any substandard facility and the imposition of potentially significant fines and penalties. Additionally, noncompliance could result in the loss of the company’s national and regional accreditation, which would jeopardize certain managed care contracts that mandate such accreditation. As of August 13, 2004, substantially all of the company’s branch pharmacies have been internally evaluated for compliance with the USP Chapter 797 standards and, in connection therewith, certain branch pharmacies have been, or may need to be, upgraded. Due to the complexity of the USP Chapter 797 standards and management’s ongoing review of interpretive guidance, the aggregate costs of such upgrades is currently unknown; however, the costs could prove to be substantial. Management plans to fund any requisite upgrades with the company’s available cash balances and cash provided by operations. In the event of non-compliance with the USP Chapter 797 standards, disciplinary actions taken against the company and/or the loss of accreditation could have a materially adverse effect on the company’s business and liquidity.

     SoluNet LLC (“SoluNet”), the company’s hospital outsource compounding services business, currently has three operational locations but, effectively, it remains a development stage company. During this nascent phase of its business maturation, SoluNet has, and will continue to, consume substantial corporate resources in the form of seed capital and senior management time, expertise and intellectual capacity. Although management anticipates that, in the long-term, SoluNet will be profitable and self-sustaining, there can be no assurances thereof. Through June 30, 2005, SoluNet is expected to require substantial capital in order to continue to fund its start-up activities, including operational losses, and certain other activities in furtherance of its overall business strategy. Management plans to fund such SoluNet requirements with the company’s available cash balances and cash provided by other operational activities.

     As more fully discussed in Note 11 to the company’s condensed consolidated financial statements, the company is party to an agreement with B. Braun Medical, Inc. (“B. Braun”) to purchase drugs and supplies. Under the terms of such agreement, if the company does not meet certain quarterly purchasing requirements and/or if the company terminates the agreement without cause, B. Braun will have the right to assert monetary damages/penalties against the company. However, since the inception of the agreement, no quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the agreement. Accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.3 million at August 13, 2004, would have a materially adverse effect on the company’s financial position and liquidity.

     The laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation. As more fully discussed in Note 11 to the company’s condensed consolidated financial statements, management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid (also see Item 4., Controls and Procedures, for discussion of a reportable condition relative to certain elements of the company’s Medicaid billing and reimbursement practices). At June 30, 2004, the company maintained approximately $8.2 million of reserves for regulatory matters on its consolidated balance sheet; however, such reserve estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. Due to the complexity of the Medicare and Medicaid programs and potentially disparate interpretations thereof, the financial impact of regulatory matters beyond what has already been recognized by the company, if any, is currently unknown. In the event that Medicare and Medicaid investigative matters or similar reviews/audits by other agencies result in adverse findings, the company could face exclusion from the Medicare and Medicaid programs, as well as civil, criminal and/or administrative regulatory actions, claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to its financial condition and liquidity. Management intends to satisfy any regulatory obligations with the company’s available cash balances and cash provided by operations.

     As more fully discussed in Note 11 to the company’s condensed consolidated financial statements, CHC and its wholly-owned subsidiary, Curaflex Health Services, Inc., have produced documents in response to certain subpoenas issued by the United States Attorney’s Office and are cooperating with federal government investigations into allegations concerning purchases and sales of Serostim®, claims submitted to Medicaid for reimbursement of Serostim® and the relationship between CHC (including its subsidiaries) and the manufacturer of such drug, Serono Laboratories, Inc. and/or its parent company (i.e., Ares-Serono, S.A.). Management cannot currently predict the course or outcome of the investigations or provide any assurances as to whether or not the federal government will institute proceedings against CHC and/or Curaflex or any employees or subsidiaries thereof.

     In addition, state Medicaid programs have been under significant financial pressure in recent years due to state budget shortfalls. According to a Kaiser Commission on Medicaid and the Uninsured (“KCMU”) report released in January 2004, every state Medicaid program reduced or froze provider rates in fiscal year 2003 and 49 states implemented or plan to implement provider payment reductions in fiscal year 2004. Of these states, KCMU reports that 43 states took action in fiscal year 2004 to reduce spending growth on prescription drugs, including: implementing or expanding a preferred drug list, thereby subjecting more drugs to prior authorization; initiating supplemental rebates from manufacturers; implementing long-term care pharmaceutical initiatives; adopting other new policies to control per unit drug costs (such as incentives to use generics) or policies to control utilization (such as provider and patient profiling and education); imposing new limits on the number of prescriptions per month; contracting with a pharmacy benefit management vendor; and reducing payments for drugs and biologicals. States may be further challenged due to the expiration of the Jobs and Growth Reconciliation Tax Act (the “JGRTA”) on June 30, 2004. Although legislation has been introduced in the United States Congress to extend the supplemental funding under the JGRTA, no assurances can be given that such legislation will be adopted or, if adopted, that the effective date thereof will be timely. Additionally, ongoing congressional activity to reduce Medicaid funding could potentially cause state Medicaid agencies to increase the frequency and scope of their auditing activities. There can be no assurances that current and future state Medicaid cost control initiatives will not further reduce Medicaid reimbursement or otherwise increase the costs of doing business under the state Medicaid programs.

     The Balanced Budget Act of 1997 (the “BBA”), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the “BBRA”), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare & Medicaid Services (“CMS”) reviews the bonding requirements. As of August 13, 2004, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. In addition, as required by the BBA, CMS will also issue separate surety bond regulations applicable to Medicare Part B suppliers; however, the finalization of such regulations is also on hold indefinitely. Additionally, similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Because virtually all of Coram’s branches participate as suppliers in the Medicare Part B program, if surety bond requirements become effective for the Medicare program or for additional state Medicaid programs and if Coram is not able to obtain all of the necessary surety bonds, it may be required to cease participation in the Medicare and/or Medicaid programs for some or all of its branches. In addition, depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting the bonding requirements may be to obtain bonds through a qualified insurance carrier; however, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

     In December 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), which makes significant changes in Medicare reimbursement policies, including, in some instances, the discontinuance of Average Wholesale Price (“AWP”) reimbursement methodologies for certain Medicare Part B drugs and biologicals.

     The MMA also includes a major expansion of the Medicare prescription drug benefit under a newly created Medicare Part D program that will provide coverage for many drugs and biologicals not currently covered by Medicare Part A or Medicare Part B.

Implementation of the Medicare Part D program is projected for January 1, 2006. On August 3, 2004, CMS issued a proposed rule which, among other things, would permit pharmacies, including the company’s branch pharmacies, to provide covered Medicare drugs to enrollees of the new Medicare Part D program. Pharmacies could participate on an in-network basis by contracting directly with the drug plan sponsor or on an out-of-network basis. Many details of the proposed rule, including the specific drugs to be covered by drug plan sponsors and the related reimbursement rates, are currently unknown. CMS has requested comments on many provisions of the proposed rule, including those relating to home infusion pharmacy services, on or before October 4, 2004. It is expected that CMS will issue the final rule in early 2005. Given the recent publication of the proposed rule and the potential for revisions thereof, management cannot determine what impact, if any, the proposed rule may have on the company’s business.

     Separately, management is currently reviewing the potential impact of certain significant reimbursement rate reductions required by the MMA and published on August 5, 2004 by CMS as part of the proposed Physician Fee Schedule update insofar as these reductions, if ultimately adopted, will adversely affect the profitability of the company’s service offerings to Medicare patients with certain respiratory disorders. As the net revenue associated with such Medicare patients is not material in relation to the company’s consolidated operating results, management anticipates that these rate reductions, if ultimately adopted, will have a minimal impact on the company.

     Based upon certain MMA provisions and related regulations addressing the reimbursement methodologies for the drugs and biologicals dispensed by the company, management’s preliminarily analyses indicate that the overall short-term MMA impact on the company should be minimal. However, due to the recent enactment of the MMA and the lack of regulatory guidance relating to certain provisions thereof, the long-term impact of the MMA on the company’s business and Medicare reimbursement is unclear. Accordingly, there can be no assurances that the implementation of the MMA will not result in a material decrease in the amount of Medicare reimbursement that Coram receives for the products and services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion products and services Coram may provide in the future. Additionally, management cannot determine what impact, if any, may result from implementation of the MMA relative to the company’s reimbursement from state governments and/or private insurance companies for drugs, biologicals, oxygen and durable medical equipment.

     As more fully discussed in Note 6 to the company’s condensed consolidated financial statements, all but one of the company’s individual provider contracts with a certain national health insurance carrier have been terminated. The terminated contracts represented approximately 1.0% and 2.8% of the company’s consolidated net revenue for the six months ended June 30, 2004 and 2003, respectively, and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was 1.8% and 3.5%, respectively. Additionally, approximately 3.2% of the company’s consolidated accounts receivable at June 30, 2004 relate to the aggregate contracted and non-contracted business with the individual healthcare plans. No assurances can be given that meaningful collection/settlement activities relative to outstanding accounts receivable will transpire in the future. Continued delays in collecting, adjudicating and/or settling the outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s cash flows and financial condition.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered. Nevertheless, there is generally a time lag between when the company pays for the salaries, drugs, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company’s revenue increases, the need for working capital also increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from collections of accounts receivable may not be sufficient to cover the expenses associated with the company’s business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of management’s continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) have been consolidated and the related reimbursement positions were eliminated. By consolidating to fewer sites, management is working to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that consolidation of the company’s Patient Financial Service Centers, including a planned reimbursement site relocation in the fourth quarter of 2004, and other related activities initiated by management will successfully enhance timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding and/or unfavorable aging trends in its accounts receivable.

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

     As of June 30, 2004, the company had outstanding debt of approximately $13.1 million, including $9.0 million that matured on June 30, 2003 and bore interest at 9.0% per annum; however, the $9.0 million was not paid on such date and the creditors’ remedies were stayed pursuant to Section 362 of Chapter 11 of Title 11 of the United States Code. Approximately $9.1 million of the aforementioned $13.1 million is characterized as liabilities subject to compromise in the company’s condensed consolidated financial statements. During 2004, the company entered into a settlement agreement and deferred payment plan with the Internal Revenue Service (the “IRS”). At June 30, 2004, the remaining obligation thereunder was approximately $16.7 million. Pursuant to the terms of the agreement, interest accrues at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at August 13, 2004 the corresponding effective interest rate was 6.0%).

     Based on management’s analyses, a hypothetical 10.0% change in market interest rates would have an immaterial impact on the company’s results of operations and cash flows. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company, if any. The company does not hedge against interest rate changes. See Notes 7 and 9 to the company’s condensed consolidated financial statements, incorporated herein by reference, for further details regarding its debt and IRS settlement obligations.

     The debt to equity exchange transactions described in Note 8 to the company’s audited consolidated financial statements included in CHC’s Annual Report on Form 10-K for the year ended December 31, 2003 qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors will not recognize any interest expense on the remaining Series B Senior Subordinated Unsecured Convertible Notes until after confirmation of a plan or plans of reorganization by the Bankruptcy Court.

ITEM 4. CONTROLS AND PROCEDURES

     The company performed an evaluation under the supervision and with the participation of its management, including the company’s Executive Vice President, who is fulfilling the duties and responsibilities of the Chief Executive Officer and President of the company, and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon their evaluation, the company’s Executive Vice President and Chief Financial Officer concluded that the company’s disclosure controls and procedures effectively ensure that the company records, processes, summarizes and reports in its public disclosures, including United States Securities and Exchange Commission reports, all information: (a) required to be disclosed, (b) within the time periods specified and (c) pursuant to processes that enable the company’s management, including its principal executive and financial officers, as appropriate, to make timely decisions regarding disclosure.

     Management previously identified a reportable condition relative to certain elements of the company’s Medicaid billing and reimbursement practices. A reportable condition, as defined by the American Institute of Certified Public Accountants, involves matters relating to significant deficiencies in the design or operation of internal controls that could adversely affect a company’s ability to record, process, summarize and report financial data consistent with management’s assertions on the financial statements. The reportable condition has been discussed at the company’s 2004 audit committee meetings and, as a result thereof, management is implementing additional procedures and controls to address the identified deficiencies and enhance the overall reliability of the internal control environment. Management will assess the effectiveness of the new procedures and controls during the quarter ending September 30, 2004. See Note 11 to the company’s condensed consolidated financial statements for further discussion of the financial impact resulting from the reportable condition that was recognized by the company during the six months ended June 30, 2004.

     Other than the changes discussed in the preceding paragraph, there were no other changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that could have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

10.1	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Allen Marabito.

10.2	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Scott Danitz.

10.3	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Debbie Meyer.

10.4	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Michael Saracco.

10.5	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Ron Mills.

10.6	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Vito Ponzio, Jr.

10.7*	-	Fourth Amendment to Hemophilia Product Volume Commitment Agreement, dated July 1, 2004, between Baxter Healthcare Corporation and Coram, Inc.

10.8	-	Supply Agreement Amendment, dated August 12, 2004, between Becton, Dickinson and Company and Coram Healthcare Corporation.

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	-	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Third Amended Plan of Reorganization of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on June 18, 2004).

99.2	-	Notice of Submission of FFF Enterprises, Inc.’s “Letter of Intent” to Purchase Assets of the Estate and Request for Consideration Thereof (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on July 14, 2004).

99.3	-	Response of Chapter 11 Trustee to Notice of Submission of FFF Enterprises, Inc.’s “Letter of Intent” to Purchase Assets of the Estate and Request for Consideration Thereof (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on July 14, 2004).

*Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed confidentially with the United States Securities and Exchange Commission.

(B)	Reports on Form 8-K

On June 18, 2004, Coram Healthcare Corporation (“CHC”) filed a report on Form 8-K announcing that the Official Committee of Equity Security Holders of Coram Healthcare Corporation filed its Third Amended Plan of Reorganization of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in the jointly administered bankruptcy cases of Coram Healthcare Corporation and Coram, Inc (“CI”) (CHC and CI are collectively referred to as the “Debtors”).

On July 14, 2004, CHC filed a report on Form 8-K announcing that FFF Enterprises, Inc. (one of CHC’s significant vendors) filed its Notice of Submission of FFF Enterprises, Inc.’s “Letter of Intent” to Purchase Assets of the Estate and Request for Consideration Thereof in the Bankruptcy Court in the Debtors’ jointly administered bankruptcy cases. Such Form 8-K included the response of the Debtors’ Chapter 11 trustee.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORAM HEALTHCARE CORPORATION

	By:	/s/ SCOTT R. DANITZ Scott R. Danitz Senior Vice President, Chief Financial Officer, Treasurer
August 19, 2004		& Principal Accounting Officer

EXHIBIT INDEX

10.1	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Allen Marabito.

10.2	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Scott Danitz.

10.3	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Debbie Meyer.

10.4	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Michael Saracco.

10.5	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Ron Mills.

10.6	-	2004 Coram Key Employee Retention Incentive Agreement by and between Coram, Inc. and Vito Ponzio, Jr.

10.7*	-	Fourth Amendment to Hemophilia Product Volume Commitment Agreement, dated July 1, 2004, between Baxter Healthcare Corporation and Coram, Inc.

10.8	-	Supply Agreement Amendment, dated August 12, 2004, between Becton, Dickinson and Company and Coram Healthcare Corporation.

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	-	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Third Amended Plan of Reorganization of the Official Committee of Equity Security Holders of Coram Healthcare Corporation and Coram, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on June 18, 2004).

99.2	-	Notice of Submission of FFF Enterprises, Inc.’s “Letter of Intent” to Purchase Assets of the Estate and Request for Consideration Thereof (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on July 14, 2004).

99.3	-	Response of Chapter 11 Trustee to Notice of Submission of FFF Enterprises, Inc.’s “Letter of Intent” to Purchase Assets of the Estate and Request for Consideration Thereof (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on July 14, 2004).

*Certain portions of the agreement have been omitted pursuant to a request for confidential treatment. The entire agreement has been filed confidentially with the United States Securities and Exchange Commission.