Form 10-Q
period 2004-09-30
CORAM HEALTHCARE CORP
filed 2004-11-19
CIK 924174

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 1-11343

CORAM HEALTHCARE CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0615337

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1675 BROADWAY, SUITE 900 DENVER, COLORADO	80202

(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ] (On August 8, 2000, the registrant and one of its wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 27, 2004, the Bankruptcy Court granted a request for confirmation of the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, as modified, by an order effective on November 1, 2004. Through November 15, 2004, no securities have been distributed under the confirmed plan of reorganization.)

     As of November 15, 2004, there were 49,638,452 outstanding shares of the registrant’s common stock, $0.001 par value, which is the registrant’s only outstanding class of voting stock.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAM HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,321	$38,449
Cash limited as to use	101	84
Accounts receivable, net of allowances of $25,378 and $20,672	117,056	107,620
Inventories	11,523	12,715
Deferred income taxes, net	360	110
Other current assets	7,819	5,831

Total current assets	169,180	164,809
Property and equipment, net	21,162	13,197
Deferred income taxes, net	1,234	463
Intangible assets, net	4,958	4,760
Goodwill	57,186	57,186
Other assets	5,533	5,428

Total assets	$259,253	$245,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$31,020	$29,171
Accrued compensation and related liabilities	27,771	23,723
Current maturities of long-term debt and insurance note payable	2,295	660
Current portion of capital lease obligations	2,038	1,052
Current portion of income tax settlement	1,799	4,355
Income and franchise taxes payable	1,514	164
Deferred income taxes	1,594	573
Accrued merger and restructuring costs	23	55
Accrued reorganization costs	6,690	8,596
Other current and accrued liabilities (See Note 11)	13,102	12,363

Total current liabilities not subject to compromise	87,846	80,712
Total current liabilities subject to compromise (See Note 2)	16,366	16,846

Total current liabilities	104,212	97,558
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	303	592
Capital lease obligations, less current portion	4,551	1,614
Income tax settlement, less current portion	14,454	15,615
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	6,167	6,510
Other liabilities	3,067	4,242
Net liabilities for liquidation of discontinued operations	27,176	27,161

Total liabilities	159,930	153,292

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.001, 150,000 shares authorized, 49,638 shares issued and outstanding	50	50
Additional paid-in capital	427,568	427,526
Accumulated deficit	(328,295)	(335,025)

Total stockholders’ equity	99,323	92,551

Total liabilities and stockholders’ equity	$259,253	$245,843

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue	$128,200	$123,318	$372,203	$356,759
Cost of service	90,251	86,313	266,245	256,835

Gross profit	37,949	37,005	105,958	99,924
Operating expenses:
Selling, general and administrative expenses	24,150	24,170	72,122	70,188
Provision for estimated uncollectible accounts	6,976	4,642	19,752	12,388
Restructuring cost recoveries	—	(39)	—	(39)

Total operating expenses	31,126	28,773	91,874	82,537

Operating income from continuing operations	6,823	8,232	14,084	17,387
Other income (expenses):
Interest income	69	71	221	265
Interest expense (excluding post-petition contractual interest of approximately $260 for both the three months ended September 30, 2004 and 2003 and $779 for both the nine months ended September 30, 2004 and 2003)	(411)	(632)	(1,110)	(1,342)
Equity in net income of unconsolidated joint ventures	368	458	1,022	1,057
Other expense, net	(18)	(449)	(92)	(453)

Income from continuing operations before reorganization expenses, income taxes and minority interests	6,831	7,680	14,125	16,914
Reorganization expenses, net	(1,493)	(5,355)	(7,109)	(11,232)

Income from continuing operations before income taxes and minority interests	5,338	2,325	7,016	5,682
Income tax expense	(74)	(1)	(119)	(72)
Minority interests in net income of consolidated joint ventures, net	(228)	(158)	(147)	(460)

Income from continuing operations	5,036	2,166	6,750	5,150
Loss from disposal of discontinued operations	(15)	(2)	(20)	(101)

Net income	$5,021	$2,164	$6,730	$5,049

Net Income Per Common Share:
Basic and Diluted:
Income from continuing operations	$0.10	$0.04	$0.14	$0.10
Loss from disposal of discontinued operations	—	—	—	—

Net income per common share	$0.10	$0.04	$0.14	$0.10

Weighted average common shares used in the computation of basic net income per common share	49,638	49,638	49,638	49,638

Weighted average common shares used in the computation of diluted net income per common share	49,964	49,746	49,835	49,700

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by continuing operations before reorganization items	$15,948	$21,079
Net cash used by reorganization items	(9,011)	(7,408)

Net cash provided by continuing operations (net of reorganization items)	6,937	13,671

Cash flows from investing activities:
Purchases of property and equipment	(5,275)	(4,411)
Proceeds from dispositions of property and equipment	—	2

Net cash used in investing activities	(5,275)	(4,409)

Cash flows from financing activities:
Principal payments on long-term debt	(742)	(51)
Principal payments on capital lease obligations	(4,237)	(65)
Principal payments on income tax settlement	(2,306)	—
Refunds of deposits to collateralize letters of credit	—	413
Cash distributions to minority interests	(500)	(450)

Net cash used in financing activities	(7,785)	(153)

Net increase (decrease) in cash from continuing operations	$(6,123)	$9,109

Net cash used in discontinued operations	$(5)	$(173)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$783	$51
Income and franchise taxes	169	272
SUPPLEMENTAL SCHEDULE OF SIGNIFICANT NON-CASH ACTIVITIES
Capital lease transactions to acquire equipment	$8,160	$1,399
Insurance premium financing and other agreements	4,604	2,791

See accompanying notes to unaudited condensed consolidated financial statements.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Description of Business

     As of September 30, 2004, Coram Healthcare Corporation (“CHC”) and its subsidiaries (collectively “Coram” or the “company”) were primarily engaged in the business of furnishing alternate site (outside the hospital) infusion therapies, which also include non-intravenous home health products such as respiratory therapy services and durable medical equipment. Other services offered by Coram include centralized management, administration and clinical support for clinical research trials, as well as hospital outsource compounding services. Coram currently delivers its alternate site infusion therapy services through 75 branch offices located in 40 states and Ontario, Canada. CHC and its first tier wholly-owned subsidiary, Coram, Inc. (“CI”), (collectively the “Debtors”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on August 8, 2000 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) In re Coram Healthcare Corporation, Case No. 00-3299, and In re Coram, Inc., Case No. 00-3300, (collectively the “Bankruptcy Cases”). The Bankruptcy Cases have been consolidated for administrative purposes only by the Bankruptcy Court and are being jointly administered under the docket of In re Coram Healthcare Corporation, Case No. 00-3299 (MFW). Commencing on August 8, 2000, the Debtors operated as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court; however, a Chapter 11 trustee (Arlin M. Adams, Esquire) was appointed by the Bankruptcy Court on March 7, 2002. With the appointment of a Chapter 11 trustee, while still under the jurisdiction of the Bankruptcy Court, the Debtors are no longer debtors-in-possession. On October 27, 2004, the Bankruptcy Court granted the request of the Chapter 11 trustee for confirmation of his proposed plan of reorganization; however, certain appeals are pending. None of CHC’s other subsidiaries is a debtor in the Bankruptcy Cases and, other than Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (collectively the “Resource Network Subsidiaries” or “R-Net”), none of CHC’s other subsidiaries is a debtor in any bankruptcy case. See Notes 2 and 3 for further details.

     Coram is dependent upon its alternate site infusion therapy business, the clinical research business operated by its CTI Network, Inc. subsidiary and hospital outsource compounding services provided by its SoluNet LLC subsidiary. Management’s primary business strategy is to focus Coram’s efforts on the delivery of its core infusion therapies, which include nutrition, anti-infective therapies, intravenous immunoglobulin, pain management and coagulant and blood clotting therapies for individuals with hemophilia. Additionally, commencing in 2004, therapies corresponding to the Food and Drug Administration approved Alpha-1 Antitrypsin Deficiency drug Aralast™ have been included as one of the company’s core therapy offerings. For each of the periods presented, the company’s primary operations and assets were in the United States. The company maintains infusion operations in Canada; however, assets, revenue and profitability related to the Canadian businesses are not material to the company’s consolidated financial position or operations.

     Based on the materiality concepts of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, management concluded that the company has only one reportable business segment.

Basis of Presentation

     The condensed consolidated financial statements have been prepared by the company pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) and reflect all adjustments and disclosures (consisting of normal recurring accruals and, effective August 8, 2000, all adjustments and disclosures pursuant to Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”)) that are, in the opinion of management, necessary for a fair presentation of the company’s consolidated financial position, results of operations and cash flows as of and for the interim periods presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the applicable SEC rules and regulations. The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results for the full calendar year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (hereinafter referred to as “CHC’s 2003 Form 10-K”).

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business; however, the Chapter 11 trustee’s confirmed plan of reorganization will, among other things, dissolve CHC (see Note 2 for further details) and reorganize CI. Moreover, as a result of the reorganized company qualifying for fresh start accounting treatment on the effective date of the plan of reorganization, there will be material changes in the amounts reported in the condensed consolidated financial statements. The accompanying consolidated financial statements do not give effect to any adjustments of the carrying value of assets or liabilities that will be necessary as a consequence of CHC’s dissolution, the confirmed plan of reorganization or fresh start accounting. Moreover, during the pendency of the Bankruptcy Cases and through the effective date of the Chapter 11 trustee’s confirmed plan of reorganization, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

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

     Certain amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2003 have been reclassified to conform to the 2004 presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$5,021	$2,164	$6,730	$5,049
Less: Pro forma stock-based compensation expense (determined using the fair value method for all awards)	—	(1)	—	(15)

Pro forma net income	$5,021	$2,163	$6,730	$5,034

Net income per common share:
Basic and diluted, as reported	$0.10	$0.04	$0.14	$0.10

Basic and diluted, pro forma	$0.10	$0.04	$0.14	$0.10

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement 148”). This accounting pronouncement amended Statement 123 and provided alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management evaluated the various methods of transitioning to Statement 123 as outlined in Statement 148 but concluded that the company would continue to use the intrinsic method provided in APB 25 as the company’s accounting policy for stock-based compensation plans. In October 2004, the FASB concluded its deliberations regarding Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“Statement 123R”), which will require publicly traded companies to measure compensation cost for all share-based payments (including those payments that are pursuant to stock-based compensation plans) at fair value. Statement 123R is expected to be effective for the first interim or annual period beginning after June 15, 2005. Management is currently evaluating the impact, if any, that the adoption of this new accounting pronouncement will have on the company.

     Income Per Common Share. Basic net income per common share excludes any dilutive effects of stock options, warrants and convertible securities. The following table sets forth the computations of basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator for basic and diluted net income per common share:
Income from continuing operations	$5,036	$2,166	$6,750	$5,150
Loss from disposal of discontinued operations	(15)	(2)	(20)	(101)

Net income	$5,021	$2,164	$6,730	$5,049

Weighted average common shares – denominator for basic net income per common share	49,638	49,638	49,638	49,638
Effect of dilutive securities:
Stock options	326	108	197	62

Denominator for diluted net income per common share – adjusted weighted average common shares	49,964	49,746	49,835	49,700

Basic and diluted net income per common share:
Income from continuing operations	$0.10	$0.04	$0.14	$0.10
Loss from disposal of discontinued operations	—	—	—	—

Net income	$0.10	$0.04	$0.14	$0.10

     Pursuant to the terms and conditions of the Chapter 11 trustee’s confirmed plan of reorganization (see Note 2 for further details), the company’s stock options and warrants, as well as the underlying common stock of such equity instruments, will not be allowed equity interests. Accordingly, such stock options and warrants will be cancelled on the effective date of such plan of reorganization without consideration to the holders thereof.

     Other Expense, Net. As a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases, the company recorded approximately $0.5 million of expense during the three and nine months ended September 30, 2003.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

2. REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practical, file with the presiding bankruptcy court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the presiding bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While the Debtors’ Chapter 11 trustee has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure.

Confirmed Plan of Reorganization and Related Activities

     Two competing proposed plans of reorganization were filed in the Bankruptcy Cases. The two competing plans of reorganization were proposed by (i) the Chapter 11 trustee and (ii) the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”). The hearings to consider confirmation of the two competing plans of reorganization commenced on September 30, 2003 and the related briefing period concluded on June 14, 2004. On October 5, 2004, the Bankruptcy Court issued an opinion and an order relative to the Debtors’ jointly administered confirmation proceedings. For the reasons set forth in its opinion, the Bankruptcy Court denied the request of the Equity Committee for confirmation of its proposed plan of reorganization. Additionally, the Bankruptcy Court indicated that the Chapter 11 trustee’s request for confirmation of the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization would be granted if such plan of reorganization was modified in accordance with the Bankruptcy Court’s opinion. The Bankruptcy Court opinion and order can be found as exhibits to CHC’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on October 8, 2004.

     On October 6, 2004, the Equity Committee filed a notice of appeal in the Bankruptcy Court relative to the aforementioned opinion and order.

     On October 15, 2004, the Chapter 11 trustee submitted the Modification of Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization (the “Plan Modification”) to the Bankruptcy Court to effect the modifications outlined in the October 5, 2004 opinion. On October 27, 2004, the Bankruptcy Court granted the Chapter 11 trustee’s request for confirmation of the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, as modified and supplemented, (hereinafter referred to as the “Confirmed Plan of Reorganization”) by an order effective on November 1, 2004. The Bankruptcy Court’s confirmation order, which prescribes an effective date for the Confirmed Plan of Reorganization of December 1, 2004, can be found as an exhibit to CHC’s Current Report on Form 8-K filed with the SEC on November 2, 2004. Additionally, the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, the Plan Modification and the Plan Supplement to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization can be found as exhibits to CHC’s Current Reports on Form 8-K filed with the SEC on April 23, 2004, October 21, 2004 and October 14, 2003, respectively.

     On November 1, 2004, the Equity Committee filed a notice of appeal in the Bankruptcy Court relative to the aforementioned confirmation order. On such date, the Equity Committee also filed in the Bankruptcy Court its Emergency Motion for Stay of Confirmation Order Pending Appeal (the “Stay Motion”), which can be found at docket number 4071 in the Debtors’ jointly administrated bankruptcy proceedings. On November 8, 2004, the Bankruptcy Court denied the requests of the Equity Committee that were the subject of the Stay Motion. However, on November 15, 2004 the Equity Committee filed its Emergency Motion for Stay of Confirmation Order Pending Appeal (the “Emergency Stay Motion”) in the United States District Court for the District of Delaware (the “District Court”). On such date, the District Court (i) granted the Emergency Stay Motion, in part, and (ii) stayed the Bankruptcy Court’s confirmation order pending the District Court’s consideration of written responses to the Emergency Stay Motion and replies

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

thereto (the District Court may also hear oral arguments or take other actions as it deems necessary). Management can provide no assurances as to the ultimate outcome of the District Court proceedings.

     The following summary of the Confirmed Plan of Reorganization provides only general information. Readers should refer to the plan of reorganization filed with the SEC for a complete description thereof. Among other things, the Confirmed Plan of Reorganization provides for:

1)	an agreement with the Debtors’ noteholders whereby such noteholders will receive 100% of the common and preferred equity interests in reorganized CI in exchange for (i) cancellation of their CI preferred stock and their outstanding unsecured indebtedness under the Securities Exchange Agreement (i.e., the Series B Senior Subordinated Unsecured Convertible Notes) and (ii) a $56 million contribution to the Debtors in the form of cash and the assumption of financial responsibility for a settlement agreement among the company and the Internal Revenue Service (the “IRS”) (see Note 9).

2)	unsecured creditor payments at 100% of their allowed pre-petition claims, plus post-petition interest, under certain circumstances, at the federal judgment rate.

3)	consummation of the R-Net Settlement Agreement, as such arrangement is described in Note 11.

4)	cancellation of all outstanding CHC common stock equity interests as of the effective date of the Confirmed Plan of Reorganization (hereinafter such date is referred to as the “Effective Date”) in exchange for cash payments to such stockholders consisting of:

(i)	an amount equal to the plan funding cash (i.e., the Debtors’ cash, determined in accordance with accounting principles generally accepted in the United States, on the Effective Date, plus the aforementioned $56 million contribution from the Debtors’ noteholders, offset by the amount due under the aforementioned IRS settlement agreement on the Effective Date) less allowances for (a) all allowed administrative claims for professional fees and out-of-pocket expenses incurred on or before the Effective Date, (b) all allowed pre-petition priority tax claims, (c) all allowed pre-petition priority non-tax claims, (d) all allowed pre-petition general unsecured claims, except those of the Debtors’ noteholders, and (e) $10.0 million, which represents reorganized CI’s retained cash. The net amount resulting from this analysis will not be known until after the Effective Date and subsequent to the resolution of certain disputed claims. Accordingly, no assurances can be given as to what amount will ultimately be available to the holders of the CHC common stock equity interests.

(ii)	the net future proceeds, if any, from certain litigation or causes of action against PricewaterhouseCoopers LLP, Daniel D. Crowley and certain outside members of CHC’s Board of Directors. The proceeds from such causes of action, if any, will be distributed in the following order of priority: (a) to reorganized CI in an amount equal to its costs related to the causes of action incurred after the Effective Date, (b) to the holders of allowed general unsecured claims, excluding the Debtors’ noteholders, on a pro rata basis and in an amount equal to interest at the federal judgment rate on each individual allowed general unsecured claim for the period from August 8, 2000 to the date that such general unsecured creditor’s claim was paid in full and (c) to the holders of the CHC common stock equity interests on a pro rata basis. See Notes 4 and 11 for further discussion concerning the pending litigation and the circumstances surrounding the proposed litigation.

5)	extinguishment of the rights of the holders of stock options and warrants without consideration being paid to such holders.

6)	dissolution of CHC by the Chapter 11 trustee as soon as practical after the Effective Date.

7)	reorganized CI’s retention of $10.0 million of the Debtors’ cash on the Effective Date.

8)	releases that bind certain parties to the Confirmed Plan of Reorganization.

9)	administrative professional payments at 100% of their allowed amounts.

Other Bankruptcy-Related Disclosures

     Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing date are stayed while the Debtors’ operations continue under the purview of a Chapter 11 trustee or while the Debtors are conducting business as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets as liabilities subject to compromise. Additional claims have arisen since the bankruptcy filing date and may continue to arise due to the rejection of executory contracts and unexpired non-residential real property leases and from determinations by the Bankruptcy Court of allowed claims for contingent, unliquidated

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

and other disputed amounts. Parties affected by the rejection of an executory contract or unexpired non-residential real property lease may file claims with the Bankruptcy Court in accordance with the provisions of Chapter 11 of the Bankruptcy Code and applicable rules. Claims secured by the Debtors’ assets, if any, are also stayed, although the holders of such claims have the right to petition the Bankruptcy Court for relief from the automatic stay to permit such creditors to foreclose on the property securing their claims. Additionally, certain claimants have sought relief from the Bankruptcy Court to lift the automatic stay and continue the pursuit of their claims against the Debtors or the Debtors’ insurance carriers.

     On July 15, 2004, the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee whereby the period of time that the Debtors must assume or reject unexpired leases of non-residential real property was extended through December 31, 2004.

     The principal categories and balances of Chapter 11 bankruptcy items accrued in the condensed consolidated balance sheets and included in liabilities subject to compromise are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Series B Senior Subordinated Unsecured Convertible Notes in default	$9,000	$9,000
Liabilities of discontinued operations subject to compromise	2,936	2,936
Earn-out obligation	1,500	1,500
Other accrued liabilities	1,324	1,324
Accounts payable	910	1,390
Accrued merger and restructuring costs (primarily severance liabilities)	468	468
Other debt obligations	130	130
Legal and professional liabilities	98	98

Total liabilities subject to compromise	$16,366	$16,846

     In addition to the amounts disclosed in the above table, the holders of the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock asserted claims within the Bankruptcy Cases in the aggregate amount of their cumulative liquidation preferences (see Note 10 for further details). However, in its October 5, 2004 opinion, the Bankruptcy Court ruled that such parties were entitled to post-petition interest on their allowed claims at the federal judgment rate rather than the contractual rates of the underlying financial instruments. The CI preferred stockholders have filed notices of appeal regarding the Bankruptcy Court’s ruling.

     Schedules were filed with the Bankruptcy Court setting forth the Debtors’ assets and liabilities as of the bankruptcy filing date. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated by management and the Chapter 11 trustee. Furthermore, in order to resolve certain pre-petition disputes, the Chapter 11 trustee is involved in settlement negotiations with several parties that claim to hold pre-petition general unsecured claims. If, upon the completion of such investigations, settlements and/or other related activities it is determined that the Debtors’ amounts need to be modified and the requisite approvals related thereto have been obtained, the company’s consolidated financial statements will be adjusted accordingly. During the three and nine months ended September 30, 2004, the company reduced its liabilities subject to compromise by approximately $0.4 million and $0.5 million, respectively, whereas during the three and nine months ended September 30, 2003 the company recorded approximately $0.8 million of additional liabilities subject to compromise. The ultimate amount and settlement terms for all the liabilities subject to compromise will be determined upon review by the Chapter 11 trustee and approval by the Bankruptcy Court. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at September 30, 2004 and December 31, 2003 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Reorganization expenses are items of expense or income that are incurred or realized by the Debtors as a proximate result of the reorganization. These items include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise during the pendency of the Bankruptcy Cases. The Chapter 11 trustee is involved in negotiations with certain administrative professionals to resolve disputes related to professional fees and expenses submitted to the Bankruptcy Court for reimbursement. In connection therewith, on November 15, 2004 the Bankruptcy Court ordered the reduction of a certain administrative professional’s fees and expenses in the aggregate amount of approximately $0.7 million (such reduction will be reflected in the company’s consolidated financial statements during the quarter ending December 31, 2004). The principal components of reorganization expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Legal, accounting and consulting fees	$345	$3,752	$5,835	$8,484
Key employee retention plan expenses	1,254	995	1,551	2,318
Publishing, mailing and noticing of plans of reorganization	—	676	—	676
Office of the United States Trustee fees	10	10	31	31
Interest income	(116)	(78)	(308)	(277)

Total reorganization expenses, net	$1,493	$5,355	$7,109	$11,232

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

     Following the voluntary bankruptcy petition filings by the Resource Network Subsidiaries, Coram accounted for such division as a discontinued operation. R-Net had no operating activity for the nine months ended September 30, 2004 and 2003; however, during such periods, the company recorded nominal incremental losses from disposal of discontinued operations related to certain litigation between the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. (the “R-Net Creditors’ Committee”) and the Debtors and several of their non-debtor subsidiaries, as well as legal costs associated with corresponding indemnifications provided to the company’s officers and directors in the Resource Network Subsidiaries’ bankruptcy proceedings/litigation.

     As of September 30, 2004, the company has provided approximately $27.2 million to fully and completely liquidate the Resource Network Subsidiaries, including the R-Net Creditors’ Committee litigation, legal costs related thereto (beyond any insurance recoveries that the company may avail itself of), proofs of claims asserted against the Debtors and other related matters. The Confirmed Plan of Reorganization, if ultimately upheld on appeal, will significantly reduce the company’s net liabilities for liquidation of discontinued operations. See Notes 2 and 11 for further details regarding the R-Net Creditors’ Committee litigation, the Confirmed Plan of Reorganization and related matters.

4. RELATED PARTY TRANSACTIONS

     The company’s former Chairman of the Board of Directors, Chief Executive Officer and President, Daniel D. Crowley, owns Dynamic Healthcare Solutions, LLC (“DHS”), a management consulting and investment firm from which the company purchased services. Effective with the commencement of the Bankruptcy Cases, DHS employees who were then serving as consultants to Coram terminated their employment with DHS and became full time Coram employees. Mr. Crowley’s employment with the company terminated effective March 31, 2003. As more fully discussed in CHC’s 2003 Form 10-K (Part III and Note 3 to the company’s audited consolidated financial statements), during the three months ended March 31, 2003 the company paid Mr. Crowley based on a proposed termination and employment extension agreement. The Chapter 11 trustee requested repayment from Mr. Crowley of the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

2003 salary differential between Mr. Crowley’s employment contract, which expired by its own terms on November 29, 2002, and the proposed termination and employment extension agreement (i.e., a requested repayment of $41,792 that remains unpaid at November 15, 2004).

     Through March 31, 2003, DHS charged the company for the actual costs it attributed to DHS’ Sacramento, California location where Mr. Crowley and other persons were located and performed services for or on behalf of the company. Effective April 1, 2003, DHS and the Chapter 11 trustee entered into a month-to-month lease agreement for office space at DHS’ Sacramento, California location where certain company employees and consultants remained; however, on July 25, 2004, the Chapter 11 trustee terminated such lease agreement with an effective date of August 31, 2004. During the nine months ended September 30, 2004 and 2003, the company paid DHS approximately $67,000 and $115,000, respectively, in connection with the aforementioned arrangements for base rent, parking, utilities and other related costs.

     Effective August 2, 2000, the CHC Board of Directors approved a contingent bonus to Mr. Crowley wherein, subject to certain material terms and conditions, Mr. Crowley would have a claim for $1.8 million following the successful refinancing of the company’s debt. In connection therewith and a certain December 2000 debt to preferred stock exchange transaction (refer to Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details), the company recorded a $1.8 million reorganization expense for the success bonus during the year ended December 31, 2000. The success bonus is not payable unless and until such time that it is approved by the Chapter 11 trustee and the Bankruptcy Court. Based on overall company performance and the consideration thereof under certain Management Incentive Plans, Mr. Crowley also has claims for incentive bonuses for the years ended December 31, 2002, 2001 and 2000 aggregating approximately $13.8 million. Additionally, he participated in certain of the company’s key employee retention plans. Mr. Crowley indicated that he reserves the right to claim the full outstanding amounts of his incentive, retention, success bonus and other compensation. The Chapter 11 trustee reserves the right to seek disallowance by the Bankruptcy Court of all such amounts and/or seek disgorgement in future litigation. Moreover, the Confirmed Plan of Reorganization rejects Mr. Crowley’s expired employment agreement with the company. Management cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses, which are accrued in the condensed consolidated financial statements in the aggregate amount of approximately $16.4 million, will result from actions taken by the Chapter 11 trustee pursuant to the Confirmed Plan of Reorganization.

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

     The Confirmed Plan of Reorganization provides that net recoveries, if any, arising from litigation or causes of action against Mr. Crowley will be distributed in the order of priority discussed in Note 2. Additionally, see Note 2 for discussion of certain Equity Committee appeals regarding the Confirmed Plan of Reorganization.

     In November 2001, the Official Committee of Unsecured Creditors of Coram Resource Network, Inc. and Coram Independent Practice Association, Inc. brought an adversary proceeding in the Bankruptcy Court against, among other defendants, the Debtors and certain of their operating subsidiaries, as well as several related parties, including Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.), Foothill Income Trust, L.P., Goldman Sachs Credit Partners L.P., Cerberus, one of Cerberus’ principals, certain current members of CHC’s Board of Directors and certain current and former members of management. The Confirmed Plan of

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Reorganization, if ultimately upheld on appeal, will resolve substantially all of the Resource Network Subsidiaries’ matters. See Notes 2 and 11 for further details.

     On March 7, 2002, the Bankruptcy Court approved the appointment of Arlin M. Adams, Esquire, as the Debtors’ Chapter 11 trustee. As more fully discussed in Note 2, Mr. Adams has assumed CHC’s Board of Directors’ management rights and responsibilities. Subsequent to Bankruptcy Court appointment, the Chapter 11 trustee engaged the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader Harrison”) to provide professional services in connection with the Bankruptcy Cases. Mr. Adams is of counsel at such law firm. Schnader Harrison was approved by the Bankruptcy Court as counsel to the Chapter 11 trustee and, in connection therewith, reimbursement of professional fees and related expenses are subject to Bankruptcy Court review and approval prior to interim and final payments by the company. Additionally, Mr. Adams is entitled to compensation and reimbursement of related expenses attributable to his services on behalf of the Debtors. Mr. Adams is compensated on an hourly basis at a rate that has been approved by the Bankruptcy Court. For the nine months ended September 30, 2004 and 2003, the company recorded aggregate compensation and reimbursable expenses for Mr. Adams of approximately $135,000 and $67,000, respectively. In addition, the company recorded aggregate professional fees and reimbursable expenses during the nine months ended September 30, 2004 and 2003 for Schnader Harrison of approximately $2,331,000 and $2,927,000, respectively. Through November 15, 2004, the company paid $193,566 to Mr. Adams for compensation and reimbursable expenses incurred from March 7, 2002 to November 30, 2003. Moreover, through November 15, 2004, the company paid $6,950,814 to Schnader Harrison for professional services rendered and reimbursable expenses incurred from March 7, 2002 to May 31, 2004. The amounts paid to Mr. Adams are net of certain holdbacks available to the company pursuant to Chapter 11 of the Bankruptcy Code.

5. MERGER AND RESTRUCTURING RESERVES

     In May 1995, as a result of the acquisition of substantially all of the assets of the alternate site infusion business of Caremark, Inc., the company initiated a restructuring plan (the “Caremark Business Consolidation Plan”) and charged approximately $25.8 million to operations as a restructuring cost.

     During December 1999, the company initiated an organizational restructure and strategic repositioning plan (the “Coram Restructure Plan”) and charged approximately $4.8 million to operations as a restructuring cost. The Coram Restructure Plan resulted in the closing of facilities and the reduction of personnel. In connection therewith, the company reserved for (i) personnel reduction costs relating to severance payments, fringe benefits and taxes for employees terminated under the plan and (ii) facility costs consisting of rent, common area maintenance and utilities to fulfill lease commitments at approximately fifteen branch and corporate facilities that were to be closed or downsized. As part of the Coram Restructure Plan, the company closed certain reimbursement sites during the first half of 2001 and terminated approximately 80 employees.

     Under the Caremark Business Consolidation Plan and the Coram Restructure Plan, the total charges through September 30, 2004, the estimate of total future cash expenditures and the estimated total charges are as follows (in thousands):

	Charges Through September 30, 2004			Balances at September 30, 2004
	Cash	Non-Cash		Estimated Future	Total
	Expenditures	Charges	Totals	Cash Expenditures	Charges
Caremark Business Consolidation Plan:
Personnel reduction costs	$11,300	$—	$11,300	$—	$11,300
Facility reduction costs	10,437	3,900	14,337	250	14,587

Subtotals	21,737	3,900	25,637	250	25,887
Coram Restructure Plan:
Personnel reduction costs	2,361	—	2,361	104	2,465
Facility reduction costs	1,351	—	1,351	137	1,488

Subtotals	3,712	—	3,712	241	3,953

Totals	$25,449	$3,900	$29,349	491	$29,840

Restructuring costs subject to compromise				(468)

Accrued merger and restructuring costs per the condensed consolidated balance sheet				$23

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     A rollforward of the restructuring reserves that were not subject to compromise for the nine months ended September 30, 2004 is summarized as follows (in thousands):

Balance at January 1, 2004	$55
Payments under the plans	(32)

Balance at September 30, 2004	$23

     Management anticipates that substantially all future cash expenditures related to the restructuring plans will be made on or before September 30, 2005.

6. CONCENTRATIONS OF REVENUE AND CREDIT RISK

     Accounts receivable are primarily from third party payers, including insurance companies, managed care plans and federal and state governmental payers such as Medicare and Medicaid, and are unsecured. Accounts receivable under the Medicare program represented approximately 26% and 27% of the company’s consolidated accounts receivable at September 30, 2004 and December 31, 2003, respectively. No other individual payer exceeded 5% of consolidated accounts receivable at those dates. However, upon aggregating the individual Medicaid program accounts receivable for all states where the company does business, such totals represented approximately 9.1% and 8.5% of consolidated accounts receivable at September 30, 2004 and December 31, 2003, respectively. Credit risk is mitigated by the large number of entities that comprise the third party payer base and insurance verification performed by company personnel contemporaneous with the acceptance of patient referrals.

     Revenue from the Medicare and Medicaid programs accounted for approximately 25% of the company’s consolidated net revenue for the three and nine months ended September 30, 2004 and 2003. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including punitive fines, penalties and exclusion from the Medicare and Medicaid programs. Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. The company records reserves for regulatory matters after management has reviewed the underlying circumstances and applied the principles of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. See Note 11 for further discussion of the company’s reserves for regulatory matters.

     Approximately 5.6% and 7.3% of the company’s consolidated net revenue for the three months ended September 30, 2004 and 2003, respectively, and approximately 5.9% and 7.1% of the company’s consolidated net revenue for the nine months ended September 30, 2004 and 2003, respectively, related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California pursuant to fee-for-service and capitated fee reimbursement arrangements. Additionally, Coram owns 50% of a partnership located in California that derived approximately 34.7% and 37.3% of its net revenue during the three months ended September 30, 2004 and 2003, respectively, and approximately 33.6% and 42.2% of its net revenue during the nine months ended September 30, 2004 and 2003, respectively, from services provided under such agreement. The Health Net agreement, as amended effective October 1, 2003, terminates on December 31, 2005; however, Health Net has reserved the right to reevaluate the amended agreement based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Health Net agreement. The loss of the Health Net agreement or significant modifications to the terms and conditions of such agreement could have a materially adverse effect on the results of operations, cash flows and financial condition of the company and its partnership.

     The company was a party to several individual healthcare provider contracts under the purview of a single national health insurance carrier that commenced implementation of a national ancillary care management program in 2002. In connection therewith, all but one of the company’s individual provider contracts with such national health insurance carrier have been terminated. The terminated contracts represented approximately 0.8% and 2.9% of the company’s consolidated net revenue for the nine months ended September 30, 2004 and 2003, respectively, and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately 1.7% and 3.6%, respectively. Additionally, approximately 2.7% of the company’s consolidated accounts receivable at September 30, 2004 relate to the aggregate contracted and non-contracted business with the individual healthcare plans. Management can provide no assurances that the remaining active provider contract affiliated with this national health insurance carrier, which generated net revenue of approximately $1.8 million and $1.0 million during the nine months ended September 30, 2004 and 2003, respectively, will continue under terms that are favorable to the company. Moreover, notwithstanding certain favorable negotiations and settlements regarding accounts receivable that have transpired during 2004 and

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

2003, including the realization of approximately 40% of the September 30, 2004 outstanding accounts receivable balance in November 2004, no assurances can be given that meaningful collection/settlement activities will continue in the future. The termination of the remaining provider contract, the loss of the non-contracted business and/or continued delays in collecting, adjudicating and/or settling the outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse effect on the company’s results of operations, cash flows and financial condition.

     From time to time, the company negotiates settlements with its third party payers in order to resolve outstanding disputes, terminate business relationships or facilitate the establishment of new or enhanced payer contracts. In connection therewith, the company entered into three settlement agreements during 2004 and recorded bad debt recoveries of approximately $0.5 million and $0.7 million during the three and nine months ended September 30, 2004, respectively. Additionally, the company entered into two settlement agreements during 2003 and recorded bad debt recoveries aggregating approximately $1.1 million during the nine months ended September 30, 2003 (no amounts were recorded during the three months ended September 30, 2003). All such 2004 and 2003 settlement agreements were with healthcare plans affiliated with the aforementioned national health insurance carrier. Furthermore, management is aware of certain claims, disputes or unresolved matters with third party payers arising in the normal course of business and, although there can be no assurances, management believes that the resolution of such matters will not have a materially adverse effect on the company’s financial position, results of operations or cash flows.

7. DEBT OBLIGATIONS

     Debt obligations are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) in default	$9,000	$9,000
Insurance note payable	1,509	—
Specialized Clinical Solutions, Inc. note payable	799	1,201
Accreditation notes payable	290	51
Other	130	130

	11,728	10,382
Less: Debt obligations subject to compromise (See Note 2)	(9,130)	(9,130)
Less: Current maturities	(2,295)	(660)

Long-term debt, less current maturities	$303 (1)	$592

     (1) Approximately $239 and $64 will become due and payable during the years ending September 30, 2006 and 2007, respectively.

     The Series B Notes were not paid on their June 30, 2003 scheduled maturity date and, as a result, the company is in default of the underlying Securities Exchange Agreement; however, the holders of such notes are stayed from pursuing any remedies without prior authorization from the Bankruptcy Court. Other than such default for non-payment of principal, management believes that on September 30, 2004 the company was substantially compliant with all other covenants of the Securities Exchange Agreement. However, there can be no assurances as to whether covenant violations or events of default will occur in future periods or whether waivers would be granted by the noteholders. Pursuant to the terms and conditions of the Confirmed Plan of Reorganization, the Series B Notes will be cancelled on the effective date of such plan of reorganization. See Note 2 for further details regarding the Confirmed Plan of Reorganization and certain Equity Committee appeals relating thereto.

     On or about May 9, 2001, the Bankruptcy Court approved the Debtors’ motion requesting authorization to enter into an insurance premium financing agreement with AICCO, Inc. (the “2001 Financing Agreement”) to finance the payment of premiums under certain of the Debtors’ insurance policies. The final installment payment thereunder was made in December 2001. In May 2004, pursuant to the order authorizing the Debtors to enter into the 2001 Financing Agreement, the Debtors entered into an insurance premium financing agreement with Imperial Premium Finance, Inc., an affiliate of AICCO, Inc., (the “2004 Financing Agreement”) to finance the premiums under certain insurance policies. The terms of the 2004 Financing Agreement required the Debtors to remit a down payment of approximately $2.2 million on May 7, 2004. Approximately $4.0 million was financed and is being paid in eight monthly installments of approximately $0.5 million, including interest at a rate of 3.70% per annum. Such installment payments commenced on May 17, 2004 and will continue through December 2004. Imperial Premium Finance, Inc. has the right to terminate the insurance policies and collect the unearned premiums (as administrative expenses) if the Debtors do not make the monthly payments called for

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

by the 2004 Financing Agreement. Additionally, the 2004 Financing Agreement is secured by the unearned premiums and any loss payments under the covered insurance policies.

     In August 2004, the company entered into an agreement with the Accreditation Commission for Health Care, Inc. (“ACHC”) whereby ACHC is to, among other things, provide the company with national accreditation services. The agreement commenced on the date that it was executed and expires in November 2007. Under the terms of the agreement, which is an unsecured arrangement, the company (i) made an upfront payment of approximately $0.3 million in August 2004 and (ii) will make nine equal non-interest bearing quarterly payments of approximately $32,000 commencing on January 1, 2005. As a result of executing the ACHC agreement, the company recorded an intangible asset for approximately $0.6 million during the three months ended September 30, 2004.

     Refer to Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the company’s debt obligations.

8. CAPITAL LEASE OBLIGATIONS

     Capital lease obligations are as follows (in thousands):

	September 30,	December 31,
	2004	2003
B. Braun Medical, Inc. pole-mounted infusion pumps	$1,072	$1,278
Baxter Healthcare Corporation (“Baxter”) ambulatory infusion pumps	5,442	1,280
Other	75	108

	6,589	2,666
Less: Current portion	(2,038)	(1,052)

Capital lease obligations, less current portion	$4,551	$1,614

     Baxter Capital Lease Obligations. On December 22, 2003, the Bankruptcy Court approved a motion submitted by the Chapter 11 trustee that, among other things, authorized the company to enter into a series of lease agreements with Baxter for a minimum of 5,200 6060 Multi-Therapy Ambulatory Infusion Pumps. Thereafter, Baxter and the company entered into six individual five year agreements for 5,900 leased pumps. Upon expiration of the Baxter lease agreements, legal title of the pumps will effectively pass to the company.

     Future non-cancelable capital lease payments for each of the years in the five year period ending September 30, 2009 and thereafter are as follows (in thousands):

Years Ending September 30th
2005	$2,254
2006	1,471
2007	1,130
2008	1,319
2009	981
Thereafter	—

Total minimum lease payments	7,155
Less amounts representing interest	(566)

Present value of capital lease obligations	$6,589

     Refer to Note 9 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the company’s capital lease obligations.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

9. INCOME TAXES

     During the nine months ended September 30, 2004 and 2003, the company recorded income tax expense of approximately $119,000 and $72,000, respectively. The effective income tax rates for such periods were lower than the federal statutory rate because the company is able to utilize net operating loss carryforwards (“NOLs”) that are fully reserved by a valuation allowance. At September 30, 2004, deferred tax assets were net of a valuation allowance of approximately $148.5 million. Realization of deferred tax assets is generally dependent upon the company’s ability to generate taxable income in the future. Accordingly, deferred tax assets have been limited to amounts expected to be recovered against deferred tax liabilities that would otherwise become payable in the carryforward period. Furthermore, as management believes that the realization of the balance of deferred tax assets is sufficiently uncertain, they have been wholly offset by valuation allowances at both September 30, 2004 and December 31, 2003.

     Deferred tax assets relate primarily to temporary differences consisting, in part, of accrued restructuring costs, charges for goodwill and other long-lived assets, allowances for doubtful accounts, R-Net reserves and other accrued liabilities that are not deductible for income tax purposes until paid or realized, certain tax credits and NOLs. At September 30, 2004, the company had NOLs for federal income tax purposes of approximately $194.1 million that may be available to offset future federal taxable income and expire in varying amounts in the years 2005 through 2024. These NOLs include approximately $22.4 million generated by certain predecessor companies prior to the formation of the company and such amount is subject to an annual usage limitation of approximately $4.5 million. In addition, the ability to utilize the full amount of the $194.1 million of federal NOLs and certain of the company’s state NOLs is uncertain due to rules and regulations covering the exchanges of debt and related interest for Coram, Inc. Series A Cumulative Preferred Stock (the “CI Series A Preferred Stock”) in December 2001 and December 2000 and Coram, Inc. Series B Cumulative Preferred Stock (the “CI Series B Preferred Stock”) in December 2002 (refer to Notes 8 and 12 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details). As of September 30, 2004, the company had alternative minimum tax (“AMT”) credit carryforwards of approximately $2.9 million, which have an indefinite carryforward period and may be available to offset future federal income taxes.

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

     During 2004, the company and the Internal Revenue Service (the “IRS”) executed a settlement agreement and a deferred payment plan (collectively the “IRS Settlement”) to resolve a federal income tax dispute. In addition to the application of an AMT refund of approximately $1.7 million against the amount due, the IRS Settlement requires the company to make quarterly payments of approximately $0.7 million until such time as the remaining IRS Settlement amount, post-settlement interest and penalties are fully liquidated. Under the terms of the agreement, interest accrues at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at November 15, 2004 the corresponding effective interest rate was 7.0%).

     The company will amend certain state income tax returns that are indirectly affected by the results of the IRS Settlement. Although the precise financial impact of such amended state income tax returns is not presently determinable, management has estimated the corresponding amount of tax, interest and penalties to approximate $1.2 million and has included such amount as a current liability in the company’s condensed consolidated financial statements. There can be no assurances that such estimate will not increase upon completion of the requisite state income tax returns, which are currently being compiled and are anticipated to be filed with the corresponding state taxing jurisdictions in early 2005. The state tax estimates will be reviewed by management and may be revised in subsequent periods as more information becomes available.

     Pursuant to the terms and conditions of the Amended and Restated Plan Funding and Settlement Agreement underlying the Confirmed Plan of Reorganization, Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) and Foothill Income Trust will pay when due the remaining obligation under the IRS Settlement as of the effective date of such plan of reorganization. See Note 2 for further details regarding the Confirmed Plan of Reorganization and certain Equity Committee appeals relating thereto.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     The future principal payments under the IRS Settlement for each of the years in the five year period ending September 30, 2009 and thereafter are estimated as follows (in thousands):

Years Ending September 30th
2005	$1,799
2006	1,929
2007	2,069
2008	2,217
2009	2,380
Thereafter	5,859

Totals	$16,253

     Refer to Note 10 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details regarding the IRS Settlement and related matters.

10. MINORITY INTERESTS

     The table below summarizes the minority interests in consolidated joint ventures and preferred stock issued by a subsidiary (in thousands):

	September 30,	December 31,
	2004	2003
Preferred stock of Coram, Inc.	$5,538	$5,538
Majority-owned companies	629	972

Totals	$6,167	$6,510

     A summary of the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock (collectively the “CI Preferred Stock”) activity and related liquidation preference amounts during the nine months ended September 30, 2004 is as follows (in thousands, except share amounts):

	CI Series A Cumulative Preferred Stock		CI Series B Cumulative Preferred Stock
		Liquidation		Liquidation
	Shares	Preferences	Shares	Preferences
Balances at January 1, 2004	1,685.3	$203,583	1,414.4	$170,862
Dividends In-Kind	199.8	24,139	167.7	20,259

Balances at September 30, 2004	1,885.1	$227,722	1,582.1	$191,121

     See Note 2 for discussion of the Confirmed Plan of Reorganization and its impact on the CI Preferred Stock. Additionally, refer to Note 12 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further information regarding the CI Preferred Stock.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

11. COMMITMENTS AND CONTINGENCIES

Commitments

     The table below summarizes the company’s operating lease, purchase and other commitments for each of the years in the five year period ending September 30, 2009 and thereafter (in thousands):

		Purchase
	Operating	Commitments and
Years Ending September 30th	Leases	Other Obligations	Totals
2005	$9,377	$35,920	$45,297
2006	7,390	11,959	19,349
2007	5,142	2,900	8,042
2008	4,350	2,900	7,250
2009	2,668	483	3,151
Thereafter	1,819	—	1,819

Totals	$30,746	$54,162	$84,908

     The company’s debt, capital lease and IRS settlement obligations are not included in the above table. Such matters are discussed in Notes 7, 8 and 9, respectively. Additionally, excluded from the above table are open purchase orders in the normal course of business.

     Purchase and Other Commitments. On April 29, 2003, the Bankruptcy Court approved a motion that, among other things, allowed the company to assume an agreement with B. Braun Medical, Inc (“B. Braun”) to purchase drugs and supplies (the “Supply Agreement”). The Supply Agreement expires in February 2005 and, pursuant to its terms, the company is required to purchase at least 95% of its annual volume requirements related to twelve product categories from B. Braun. However, the company has the right to remove any product category from the purview of the Supply Agreement if such product category is offered by another vendor at pricing that is 10% lower, in the aggregate, for that entire product category, provided that B. Braun waives its right to match such pricing. The company also has the right to terminate the Supply Agreement after sixty days written notice if B. Braun provides products or services of a quality or technical level that fail to meet customary standards of the medical industry. However, if the company terminates the Supply Agreement for any other reason, it must reimburse B. Braun (i) certain incentives previously paid to the company, which are calculated at $150,550 per unexpired quarter under the Supply Agreement and (ii) the greater of $4.0 million or 50% of the company’s purchases for the twelve months immediately preceding the early termination date. Additionally, if it is determined that the company does not satisfy the 95% purchasing requirement for any of the twelve product categories and such failure is not related to a lack of product availability, then the company is required to pay B. Braun an amount equal to 10% of the previous quarter’s purchases. Since the inception of the Supply Agreement, no such quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the Supply Agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the Supply Agreement. Accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.2 million at November 15, 2004, would have a materially adverse effect on the company’s financial position, liquidity and results of operations.

     Although no assurances can be given, management believes that the company’s recurring business and operational requirements will meet substantially all of its purchase commitments. However, based on preliminary forecasts, management projects that the company will not attain its purchase commitments for certain individual products under one drug and supply contract for the year ending December 31, 2005. Management is currently evaluating the company’s options to remedy the projected shortfalls; however, if such purchasing shortfalls are ultimately experienced, the affected vendor will have the right to assess monetary damages against the company in an amount that could have a materially adverse impact on the company’s financial position, results of operations and liquidity.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Refer to Note 14 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further discussion regarding the company’s purchase and other commitments.

     The Chapter 11 trustee established the 2004 Key Employee Retention Plan (the “2004 KERP”) which, among other things, provides for (i) retention bonus payments of approximately $2.6 million to key employees of the company (the “2004 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2004 KERP, the 2004 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2004 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after the effective date of a plan or plans of reorganization or December 31, 2004 (the “Second Payment Date”). Should a 2004 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2004 KERP, less applicable taxes withheld. Approximately $1.6 million, which represented the first installment under the 2004 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to eligible participants in July 2004. Through November 15, 2004, approximately $0.1 million of the 2004 KERP Compensation was forfeited by employees who voluntarily terminated employment with the company. Accordingly, management currently estimates that the 2004 KERP Compensation payment on the Second Payment Date will aggregate approximately $1.2 million (at September 30, 2004, approximately $0.6 million of such amount was included in accrued compensation and related liabilities in the company’s condensed consolidated balance sheet).

     Guarantees and Indemnifications. In May 2003, one of the company’s unconsolidated joint ventures and a related affiliate (collectively the “Joint Venture”) entered into a five year real property lease in connection with the consolidation of two existing Joint Venture locations into one new facility. CI and its Joint Venture partner have jointly and severally guaranteed the Joint Venture’s financial performance under such real property lease. As of November 15, 2004, the maximum amount of future payments CI could be required to make through the termination of the real property lease (exclusive of any amounts potentially recoverable from CI’s Joint Venture partner) was (i) approximately $0.2 million for recurring monthly lease payments and (ii) certain other presently undeterminable contingent amounts such as utility costs, common area maintenance charges and landlord legal fees necessary to assert his rights; however, management estimates such miscellaneous contingent amounts to be nominal. The fair value of CI’s guarantee has been estimated by management to be less than $0.1 million and has been accrued as a long-term liability in the company’s condensed consolidated financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In subsequent periods, management will evaluate and adjust the aforementioned liability in relation to changes in the estimated fair value of the guarantee.

     In connection with divestitures of certain operating assets and businesses in prior years, two separate CI subsidiaries provided the acquirers of such operating assets and businesses with indemnifications for certain contingent regulatory liabilities that might arise in connection with pre-divestiture activities. As of November 15, 2004, the maximum amount of potential future payments the CI subsidiaries could be required to make under these indemnification agreements aggregated approximately $0.2 million, which would be partially offset by an immaterial amount of escrowed funds. No amounts have been accrued in the company’s condensed consolidated financial statements in connection with such indemnification agreements because management considers the probability of payment to be remote and, accordingly, the fair value of the indemnifications are nominal.

     The primary obligor of the Series B Notes is CI; however, such liabilities are guaranteed by CHC and substantially all of its subsidiaries (see Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further discussion regarding the Series B Notes). The B. Braun and Baxter capital lease agreements (see Note 8 for further details) were executed by a non-debtor subsidiary but the obligations are guaranteed by the Debtors and CI, respectively. Additionally, CHC, CI and certain of their subsidiaries are parties to various real property and personal property operating lease agreements. In certain circumstances, individual members of the Coram consolidated group have provided guarantees to third party lessors on behalf of, or for the benefit of, the primary Coram obligor.

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

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

     Except as may otherwise be determined by the Bankruptcy Court, the protection afforded by Chapter 11 of the Bankruptcy Code generally provides for an automatic stay relative to any litigation proceedings pending against either or both of the Debtors. All such claims will be addressed by the Bankruptcy Court in the Bankruptcy Cases. The automatic stay does not, however, apply to actions brought against the company’s non-debtor subsidiaries.

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

     In November 2001, the R-Net Creditors’ Committee filed a complaint in the Bankruptcy Court, subsequently amended twice, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, which named as defendants the Debtors, several non-debtor subsidiaries, several current and former directors, current executive officers of CHC and several other current and former employees of the company. This complaint, as amended, also named as defendants Cerberus Partners, L.P., Goldman Sachs Credit Partners L.P., Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.) and Foothill Income Trust, L.P. (parties to certain of the company’s debt agreements or affiliates of such entities). The complaint alleged that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries, including, among other allegations, breach of fiduciary duty, conversion of assets and preferential payments to the detriment of the Resource Network Subsidiaries’ estates, misrepresentation and fraud, conspiracy, fraudulent concealment and a pattern of racketeering activity. The complaint sought damages in the amount of approximately $56 million and additional monetary and non-monetary damages, including disallowance of the Debtors’ claims against the Resource Network Subsidiaries, punitive damages and attorneys’ fees. This complaint was ultimately filed with the United States District Court for the District of Delaware (the “District Court”); however, the District Court eventually dismissed the complaint without prejudice to renew (subject to the successful resolution of the proposed settlement agreement discussed below). The company notified its insurance carrier of this complaint and certain related matters and intends to avail itself of insurance coverage for its directors and officers; however, management cannot readily determine the amount of recoveries, if any.

     The Confirmed Plan of Reorganization, if ultimately upheld on appeal, will resolve substantially all of the Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer. Among other things, the R-Net Settlement Agreement provides for (i) the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate, (ii) the fixing and allowance of the Debtors’ general unsecured claim against the Resource Network Subsidiaries for $1,000 per proof of claim filed, (iii) dismissal of the adversary proceeding in the District Court with prejudice and (iv) mutual releases from the parties to the R-Net Settlement Agreement. See Note 2 for discussion of certain Equity Committee appeals regarding the Confirmed Plan of Reorganization.

     TBOB Enterprises, Inc. On July 17, 2000, TBOB Enterprises, Inc. (“TBOB”) filed an arbitration demand against CHC (TBOB Enterprises, Inc. f/k/a Medical Management Services of Omaha, Inc. against Coram Healthcare Corporation, in the American Arbitration Association office in Dallas, Texas); however, on July 5, 2001, the company received a letter from TBOB’s legal counsel requesting that the arbitration remain in abeyance pending resolution of the Bankruptcy Cases. In its demand, TBOB claims that the company breached its obligations under an agreement entered into by the parties in 1996 relating to an earn-out obligation of the company that originated from an acquisition of the claimant’s prescription services business in 1993 by a wholly-owned subsidiary of the company. The company operated the business under the name Coram Prescription Services (“CPS”) and the assets of the CPS business were sold on July 31, 2000. TBOB alleges, among other things, that the company impaired the earn-out payments due TBOB by improperly charging certain expenses to the CPS business and failing to fulfill the company’s commitments to enhance the value of

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

CPS by marketing its products and services. In addition to the final scheduled earn-out payment of approximately $1.3 million that was due in March 2001, TBOB alleges damages of more than $0.9 million. TBOB reiterated its monetary demand through a proof of claim filed against CHC’s estate for the aggregate amount of approximately $2.2 million (i.e., the scheduled earn-out payment plus the alleged damages).

     On August 25, 2003, the Chapter 11 trustee and TBOB entered into the Settlement Agreement and Mutual Release (the “TBOB Settlement Agreement”), which resolves the aforementioned matters by fixing and allowing TBOB’s claim against CHC at $1.5 million, plus interest, under certain circumstances, at the applicable federal judgment rate. The company’s liabilities subject to compromise at both September 30, 2004 and December 31, 2003 reflect the full TBOB Settlement Agreement amount. The TBOB Settlement Agreement is subject to and contingent upon confirmation of a plan of reorganization on or before December 31, 2003. As no plan of reorganization was confirmed before the prescribed date, TBOB may, at its sole discretion, (i) elect to extend the deadline for a period up to and including December 31, 2004 or (ii) seek allowance of its original claim amount against CHC; however, if TBOB does seek allowance of its original claim amount, the Chapter 11 trustee is permitted to seek a reduction of such claim to an amount lower than the $1.5 million settlement amount included in the TBOB Settlement Agreement. TBOB elected to extend the deadline date through October 31, 2004; however, no assurances can be given that TBOB will elect to extend the deadline date again.

     In the event that the TBOB Settlement Agreement is not consummated, additional liabilities may result from post-petition interest on the final scheduled earn-out payment and/or the TBOB allegations. In accordance with SOP 90-7, such interest, estimated to aggregate approximately $0.8 million at both September 30, 2004 and November 15, 2004 using the contractual interest rate of 18%, has not been recorded in the company’s consolidated financial statements because TBOB’s original claim for interest ultimately may not be sustainable (moreover, in accordance with the terms and conditions of the Confirmed Plan of Reorganization, post-petition interest, if any, will be limited to the federal judgment rate). Management does not believe that the final resolution of this matter will have a materially adverse impact on the company’s financial position or results of operations.

     General. Management intends to vigorously defend the company and its subsidiaries in the matters described above. Nevertheless, due to the uncertainties inherent in litigation, including possible indemnifications of other parties, the ultimate disposition of such matters cannot be presently determined. Adverse outcomes in some or all of the proceedings could have a materially adverse effect on the company’s financial position, results of operations and liquidity.

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

     Regulatory Audits and Reviews. As a healthcare provider, the company is subject to extensive governmental regulation, including laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. Moreover, marketing, billing, documentation and other practices of healthcare companies are subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other government programs, government agencies and their designees periodically conduct payment reviews or audits and request patient records and other documents to support reimbursement claims submitted by healthcare providers. Similarly, government agencies periodically conduct investigations and obtain healthcare information from such providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare, Medicaid and other governmental reimbursement programs.

     Management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid. As a result of external state Medicaid audit findings and other related matters, during 2003 and 2004 management initiated internal reviews focused on certain critical components of the company’s internal control environment. Management ultimately concluded that there were deficiencies in the company’s internal control structure relating to certain elements of the company’s Medicaid billing and reimbursement practices. As a consequence thereof, among other things, the company recorded incremental reserves for regulatory matters during the nine months ended September 30, 2004, including approximately $0.8 million for pre-2004 revenue that was attributable to one of the company’s consolidated joint ventures. At September 30, 2004 and December 31, 2003, other current and accrued liabilities in the company’s condensed consolidated balance sheets included reserves for regulatory matters aggregating approximately $8.1 million and $7.7 million, respectively. Such reserve estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. To the extent that specific Medicaid refund obligations have been, or may be, identified, the company has processed, is processing or will process such transactions.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

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

     PricewaterhouseCoopers LLP. On July 7, 1997, the company filed a lawsuit against Price Waterhouse LLP (now known as PricewaterhouseCoopers LLP) in the Superior Court of San Francisco, California seeking damages in excess of $165.0 million. As part of the settlement that resolved a case filed by the company against Caremark International, Inc. and Caremark, Inc. (collectively “Caremark”), Caremark assigned and transferred to the company all of Caremark’s claims and causes of action against Caremark’s independent auditors, PricewaterhouseCoopers LLP, related to the lawsuit filed by the company against Caremark. This assignment of claims includes claims for damages sustained by Caremark in defending and settling its lawsuit with the company. The case was dismissed from the California court because of inconvenience to witnesses with a right to re-file in Illinois. The company re-filed the lawsuit in state court in Illinois; however, the case is still in the discovery stage and no trial date has been scheduled. Management cannot predict the outcome of this litigation or whether there will be any recovery from PricewaterhouseCoopers LLP or its insurance carriers. The Confirmed Plan of Reorganization provides that a net recovery in this matter, if any, will be distributed in the order of priority discussed in Note 2. Additionally, see Note 2 for discussion of certain Equity Committee appeals regarding the Confirmed Plan of Reorganization.

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

     Omnibus Budget Reconciliation Act of 1993 (commonly referred to as “Stark II”). Under the physician ownership and referral provisions of Stark II, it is unlawful for a company to bill the Medicare or Medicaid programs for certain designated health services provided by or ordered by a physician who has, or whose family has, a financial relationship with the company unless the financial relationship fits within an exception enumerated in Stark II or regulations promulgated thereunder. A “financial relationship” under Stark II is broadly defined as an ownership or investment interest in, or any type of compensation arrangement in which remuneration flows between the physician and the provider. The company has financial relationships with physicians and physician-owned entities in the form of medical director agreements. In each case, the relationship has been structured, based upon advice of legal counsel, using an arrangement management believes to be consistent with the applicable exceptions set forth in Stark II and its implementing regulations. In addition, the company is aware of certain referring physicians (or their immediate family members) that have had financial interests in the company through ownership of shares of CHC’s common stock. Stark II includes an exception for the

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

ownership of publicly traded stock in companies with equity above certain levels. This Stark II exception requires the issuing company to have stockholders’ equity of at least $75 million either as of the end of its most recent fiscal year or on average over the last three fiscal years. Due principally to the extraordinary gains on troubled debt restructurings (refer to Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details), at December 31, 2003 the company’s stockholders’ equity was above the required level. As a result, the company is compliant with the Stark II public company exception through the year ending December 31, 2004.

     Management has been advised by legal counsel that a company whose stock is publicly traded has, as a practical matter, no reliable way to implement and maintain an effective compliance plan for addressing the requirements of Stark II other than complying with the public company exception. Accordingly, if CHC’s common stock remains publicly traded and its stockholders’ equity falls below the required levels, the company would be forced to cease accepting referrals of patients covered by the Medicare and Medicaid programs or run a significant risk of Stark II noncompliance. Because approximately 25% and 24% of the company’s consolidated net revenue for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, relate to patients with such government-sponsored benefit programs, discontinuing the acceptance of such patients would have a materially adverse effect on the company’s financial condition, results of operations and cash flows. Additionally, ceasing to accept such patients could have a materially adverse effect on the company’s business reputation in the marketplace as it may cause the company to be a less attractive provider to which a physician could refer his or her patients.

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

12. DEBTOR/NON-DEBTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following Condensed Consolidating Financial Statements are presented in accordance with SOP 90-7. Certain amounts in the Condensed Consolidating Balance Sheet as of December 31, 2003 and the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2003 have been reclassified to conform to the 2004 presentation.

Condensed Consolidating Balance Sheet
As of September 30, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$31,401	$920	$—	$32,321
Cash limited as to use	15	86	—	101
Accounts receivable, net	—	117,056	—	117,056
Inventories	—	11,523	—	11,523
Deferred income taxes, net	—	360	—	360
Other current assets	6,889	930	—	7,819

Total current assets	38,305	130,875	—	169,180
Property and equipment, net	2,904	18,258	—	21,162
Deferred income taxes, net	—	1,234	—	1,234
Intangible assets, net	594	4,364	—	4,958
Goodwill	—	57,186	—	57,186
Investments in and advances to wholly-owned subsidiaries, net	124,394	—	(124,394)	—
Other assets	3,083	2,450	—	5,533

Total assets	$169,280	$214,367	$(124,394)	$259,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$11,007	$20,013	$—	$31,020
Accrued compensation and related liabilities	20,645	7,126	—	27,771
Current maturities of long-term debt and insurance note payable	2,295	—	—	2,295
Current portion of capital lease obligations	—	2,038	—	2,038
Current portion of income tax settlement	—	1,799	—	1,799
Income and franchise taxes payable	120	1,394	—	1,514
Deferred income taxes	—	1,594	—	1,594
Accrued merger and restructuring costs	23	—	—	23
Accrued reorganization costs	6,690	—	—	6,690
Other current and accrued liabilities	4,216	9,530	(644)	13,102

Total current liabilities not subject to compromise	44,996	43,494	(644)	87,846
Total current liabilities subject to compromise	16,366	—	—	16,366

Total current liabilities	61,362	43,494	(644)	104,212
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	303	—	—	303
Capital lease obligations, less current portion	—	4,551	—	4,551
Income tax settlement, less current portion	—	14,454	—	14,454
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	629	—	6,167
Other liabilities	2,754	313	—	3,067
Net liabilities for liquidation of discontinued operations	—	26,532	644	27,176

Total liabilities	69,957	89,973	—	159,930
Net assets, including amounts due to Debtors	—	124,394	(124,394)	—
Total stockholders’ equity	99,323	—	—	99,323

Total liabilities and stockholders’ equity	$169,280	$214,367	$(124,394)	$259,253

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,183	$1,266	$—	$38,449
Cash limited as to use	—	84	—	84
Accounts receivable, net	—	107,620	—	107,620
Inventories	—	12,715	—	12,715
Deferred income taxes, net	—	110	—	110
Other current assets	4,725	1,106	—	5,831

Total current assets	41,908	122,901	—	164,809
Property and equipment, net	3,435	9,762	—	13,197
Deferred income taxes, net	—	463	—	463
Intangible assets, net	85	4,675	—	4,760
Goodwill	—	57,186	—	57,186
Investments in and advances to wholly-owned subsidiaries, net	115,131	—	(115,131)	—
Other assets	3,315	2,113	—	5,428

Total assets	$163,874	$197,100	$(115,131)	$245,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$12,572	$16,599	$—	$29,171
Accrued compensation and related liabilities	19,610	4,113	—	23,723
Current maturities of long-term debt	660	—	—	660
Current portion of capital lease obligations	—	1,052	—	1,052
Current portion of income tax settlement	—	4,355	—	4,355
Income and franchise taxes payable	2	162	—	164
Deferred income taxes	—	573	—	573
Accrued merger and restructuring costs	55	—	—	55
Accrued reorganization costs	8,596	—	—	8,596
Other current and accrued liabilities	4,093	8,899	(629)	12,363

Total current liabilities not subject to compromise	45,588	35,753	(629)	80,712
Total current liabilities subject to compromise	16,846	—	—	16,846

Total current liabilities	62,434	35,753	(629)	97,558
Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	592	—	—	592
Capital lease obligations, less current portion	—	1,614	—	1,614
Income tax settlement, less current portion	—	15,615	—	15,615
Minority interests in consolidated joint ventures and preferred stock issued by a subsidiary	5,538	972	—	6,510
Other liabilities	2,759	1,483	—	4,242
Net liabilities for liquidation of discontinued operations	—	26,532	629	27,161

Total liabilities	71,323	81,969	—	153,292
Net assets, including amounts due to Debtors	—	115,131	(115,131)	—
Total stockholders’ equity	92,551	—	—	92,551

Total liabilities and stockholders’ equity	$163,874	$197,100	$(115,131)	$245,843

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$—	$372,203	$—	$372,203
Cost of service	—	266,245	—	266,245

Gross profit	—	105,958	—	105,958
Operating expenses:
Selling, general and administrative expenses	13,600	58,522	—	72,122
Provision for estimated uncollectible accounts	—	19,752	—	19,752

Total operating expenses	13,600	78,274	—	91,874

Operating income (loss) from continuing operations	(13,600)	27,684	—	14,084
Other income (expenses):
Interest income	72	149	—	221
Interest expense	(80)	(1,030)	—	(1,110)
Equity in net income of wholly-owned subsidiaries	27,513	—	(27,513)	—
Equity in net income of unconsolidated joint ventures	—	1,022	—	1,022
Other expense, net	(1)	(91)	—	(92)

Income from continuing operations before reorganization expenses, income taxes and minority interests	13,904	27,734	(27,513)	14,125
Reorganization expenses, net	(7,109)	—	—	(7,109)

Income from continuing operations before income taxes and minority interests	6,795	27,734	(27,513)	7,016
Income tax expense	(45)	(74)	—	(119)
Minority interests in net income of consolidated joint ventures, net	—	(147)	—	(147)

Income from continuing operations	6,750	27,513	(27,513)	6,750
Loss from disposal of discontinued operations	(20)	—	—	(20)

Net income	$6,730	$27,513	$(27,513)	$6,730

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net revenue	$—	$356,759	$—	$356,759
Cost of service	—	256,835	—	256,835

Gross profit	—	99,924	—	99,924
Operating expenses:
Selling, general and administrative expenses	13,866	56,434	(112)	70,188
Provision for estimated uncollectible accounts	—	12,388	—	12,388
Restructuring cost recoveries	—	(39)	—	(39)

Total operating expenses	13,866	68,783	(112)	82,537

Operating income (loss) from continuing operations	(13,866)	31,141	112	17,387
Other income (expenses):
Interest income	132	133	—	265
Interest expense respectively)	(265)	(1,077)	—	(1,342)
Equity in net income of wholly-owned subsidiaries	30,717	—	(30,717)	—
Equity in net income of unconsolidated joint ventures	—	1,057	—	1,057
Gains on dispositions of property and equipment, net	112	—	(112)	—
Other expense, net	(459)	6	—	(453)

Income from continuing operations before reorganization expenses, income taxes and minority interests	16,371	31,260	(30,717)	16,914
Reorganization expenses, net	(11,232)	—	—	(11,232)

Income from continuing operations before income taxes and minority interests	5,139	31,260	(30,717)	5,682
Income tax expense	—	(72)	—	(72)
Minority interests in net income of consolidated joint ventures	—	(460)	—	(460)

Income from continuing operations	5,139	30,728	(30,717)	5,150
Loss from disposal of discontinued operations	(90)	(11)	—	(101)

Net income	$5,049	$30,717	$(30,717)	$5,049

CORAM HEALTHCARE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(13,764)	$29,712	$15,948
Net cash used by reorganization items	(9,011)	—	(9,011)

Net cash provided by (used in) continuing operations (net of reorganization items)	(22,775)	29,712	6,937

Cash flows from investing activities:
Purchases of property and equipment	(532)	(4,743)	(5,275)
Cash advances from wholly-owned subsidiaries	18,272	(18,272)	—

Net cash provided by (used in) investing activities	17,740	(23,015)	(5,275)

Cash flows from financing activities:
Principal payments on long-term debt	(742)	—	(742)
Principal payments on capital lease obligations	—	(4,237)	(4,237)
Principal payments on income tax settlement	—	(2,306)	(2,306)
Cash distributions to minority interests	—	(500)	(500)

Net cash used in financing activities	(742)	(7,043)	(7,785)

Net decrease in cash from continuing operations	$(5,777)	$(346)	$(6,123)

Net cash used in discontinued operations	$(5)	$—	$(5)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003
(Unaudited)
(in thousands)

	Debtors	Non-Debtors	Consolidated
Net cash provided by (used in) continuing operations before reorganization items	$(15,209)	$36,288	$21,079
Net cash used by reorganization items	(7,408)	—	(7,408)

Net cash provided by (used in) continuing operations (net of reorganization items)	(22,617)	36,288	13,671

Cash flows from investing activities:
Purchases of property and equipment	(1,464)	(2,947)	(4,411)
Proceeds from the transfer of property and equipment from the Debtors to a non-debtor	1,348	(1,348)	—
Cash advances from wholly-owned subsidiaries	31,430	(31,430)	—
Proceeds from dispositions of property and equipment	—	2	2

Net cash provided by (used in) investing activities	31,314	(35,723)	(4,409)

Cash flows from financing activities:
Principal payments on long-term debt	(51)	—	(51)
Principal payments on capital lease obligations	—	(65)	(65)
Refunds of deposits to collateralize letters of credit	413	—	413
Cash distributions to minority interests	—	(450)	(450)

Net cash provided by (used in) financing activities	362	(515)	(153)

Net increase in cash from continuing operations	$9,059	$50	$9,109

Net cash used in discontinued operations	$(135)	$(38)	$(173)

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

     The company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business; however, the Chapter 11 trustee’s confirmed plan of reorganization will, among other things, dissolve CHC and reorganize CI (see Note 2 to the company’s condensed consolidated financial statements for further details). Moreover, as a result of the reorganized company qualifying for fresh start accounting treatment on the effective date of the plan of reorganization, there will be material changes in the amounts reported in the company’s condensed consolidated financial statements. Such financial statements currently do not give effect to any adjustments of the carrying value of assets or liabilities that will be necessary as a consequence of CHC’s dissolution, the confirmed plan of reorganization or fresh start accounting. Moreover, during the pendency of the Bankruptcy Cases (as such term is defined in Note 1 to the company’s condensed consolidated financial statements) and through the effective date of the Chapter 11 trustee’s confirmed plan of reorganization, the company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the company’s condensed consolidated financial statements.

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

     The Bankruptcy Code and applicable rules require a Chapter 11 trustee to perform specific duties relating to the administration of a bankruptcy case. Generally, a Chapter 11 trustee shall investigate the acts, conduct, assets, liabilities, financial condition and operations of a debtor, and any other matter relevant to the case or to the formulation of a plan of reorganization. The Bankruptcy Code also requires a Chapter 11 trustee to, as soon as practical, file with the presiding bankruptcy court (i) a statement of any investigation so conducted, including any facts ascertained pertaining to fraud, dishonesty, incompetence, misconduct, mismanagement or irregularities in the management of the affairs of the debtor, or to a cause of action available to the estate, and (ii) a plan of reorganization, or file a report as to why a plan of reorganization would not be filed. Furthermore, the Bankruptcy Code permits a Chapter 11 trustee to operate the debtor’s business. As with a debtor-in-possession, a Chapter 11 trustee may enter into transactions in the ordinary course of business without notice or a hearing before the presiding bankruptcy court; however, non-ordinary course actions still require prior authorization from the bankruptcy court. A Chapter 11 trustee also assumes responsibility for management functions, including decisions relative to the hiring and firing of personnel. As is the case with the Debtors, when existing management is necessary to run the day-to-day operations, a Chapter 11 trustee may retain and oversee such management group. After a Chapter 11 trustee is appointed, a debtor’s board of directors does not retain its ordinary management powers. While the Debtors’ Chapter 11 trustee has assumed the board of directors’ management rights and responsibilities, he is doing so without any pervasive changes to the company’s existing management or organizational structure.

     Confirmed Plan of Reorganization and Related Activities

     Two competing proposed plans of reorganization were filed in the Bankruptcy Cases. The two competing plans of reorganization were proposed by (i) the Chapter 11 trustee and (ii) the Official Committee of Equity Security Holders of Coram Healthcare Corporation (the “Equity Committee”). The hearings to consider confirmation of the two competing plans of reorganization commenced on September 30, 2003 and the related briefing period concluded on June 14, 2004. On October 5, 2004, the Bankruptcy Court issued an opinion and an order relative to the Debtors’ jointly administered confirmation proceedings. For the reasons set forth in its opinion, the Bankruptcy Court denied the request of the Equity Committee for confirmation of its proposed plan of reorganization. Additionally, the Bankruptcy Court indicated that the Chapter 11 trustee’s request for confirmation of the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization would be granted if such plan of reorganization was modified in accordance with the Bankruptcy Court’s opinion. The Bankruptcy Court opinion and order can be found as exhibits to CHC’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on October 8, 2004.

     On October 6, 2004, the Equity Committee filed a notice of appeal in the Bankruptcy Court relative to the aforementioned opinion and order.

     On October 15, 2004, the Chapter 11 trustee submitted the Modification of Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization (the “Plan Modification”) to the Bankruptcy Court to effect the modifications outlined in the October 5, 2004 opinion. On October 27, 2004, the Bankruptcy Court granted the Chapter 11 trustee’s request for confirmation of the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, as modified and supplemented, (hereinafter referred to as the “Confirmed Plan of Reorganization”) by an order effective on November 1, 2004. The Bankruptcy Court’s confirmation order, which prescribes an effective date for the Confirmed Plan of Reorganization of December 1, 2004, can be found as an exhibit to CHC’s Current Report on Form 8-K filed with the SEC on November 2, 2004. Additionally, the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, the Plan Modification and the Plan Supplement to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization can be found as exhibits to CHC’s Current Reports on Form 8-K filed with the SEC on April 23, 2004, October 21, 2004 and October 14, 2003, respectively.

     On November 1, 2004, the Equity Committee filed a notice of appeal in the Bankruptcy Court relative to the aforementioned confirmation order. On such date, the Equity Committee also filed in the Bankruptcy Court its Emergency Motion for Stay of Confirmation Order Pending Appeal (the “Stay Motion”), which can be found at docket number 4071 in the Debtors’ jointly administrated bankruptcy proceedings. On November 8, 2004, the Bankruptcy Court denied the requests of the Equity Committee that were the subject of the Stay Motion. However, on November 15, 2004 the Equity Committee filed its Emergency Motion for Stay of Confirmation Order Pending Appeal (the “Emergency Stay Motion”) in the United States District Court for the District of Delaware (the “District Court”). On such date, the District Court (i) granted the Emergency Stay Motion, in part, and (ii) stayed the Bankruptcy Court’s confirmation order pending the District Court’s consideration of written responses to the Emergency Stay Motion and replies thereto (the District Court may also hear oral arguments or take other actions as it deems necessary). Management can provide no assurances as to the ultimate outcome of the District Court proceedings.

     Refer to Note 2 to the company’s condensed consolidated financial statements and Note 3 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further discussion of the Bankruptcy Cases and the Confirmed Plan of Reorganization.

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

     Other accounting policies requiring significant judgment are those related to the measurement and recognition of impairments of goodwill and other long-lived assets. For a description of these critical accounting policies, refer to Note 7 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K. Because the Debtors are operating under Chapter 11 of the Bankruptcy Code, the fair value of the company’s liabilities will be impacted by their settlement pursuant to the Confirmed Plan of Reorganization and, ultimately, on decisions of the Chapter 11 trustee and the Bankruptcy Court. Moreover, the implied value of the company’s goodwill is premised on several highly judgmental assumptions, including, among other things, the company’s enterprise value and the aforementioned disposition of the company’s pre-petition liabilities. Accordingly, the company’s goodwill impairment analysis is subject to the volatility inherent in the underlying enterprise value determination. Based upon preliminary assessments, analyses and computations, management does not anticipate a material goodwill impairment charge during 2004; however, if such a material charge is required, stockholders’ equity may be less than $75 million as of December 31, 2004, at which time the company may not qualify for the public company exception under Stark II for the year ending December 31, 2005. The potential material adverse effects of noncompliance with Stark II on the company’s financial condition and business operations are described in more detail at Note 11 to the company’s condensed consolidated financial statements.

RESULTS OF OPERATIONS

     As discussed in Note 3 to the company’s condensed consolidated financial statements, R-Net’s operating results are included in discontinued operations; however, for the three and nine months ended September 30, 2004 and 2003 the Resource Network Subsidiaries had no operations.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Net Revenue. Net revenue increased approximately $4.9 million or 4.0% to $128.2 million during the three months ended September 30, 2004 from $123.3 million during the three months ended September 30, 2003. The 2004 increase is primarily attributable to favorable results from the company’s enhanced sales and marketing work force, an increase in military business (i.e., an increase of approximately $0.6 million in 2004 over 2003) and the introduction of the Food and Drug Administration (“FDA”) approved Alpha-1 Antitrypsin Deficiency drug Aralast™ to the company’s product offerings in June 2003 (i.e., an increase of approximately $4.0 million in 2004 over 2003).

     The net revenue increase during 2004 included a combined $4.9 million or 5.6% increase in net revenue from the company’s Core Infusion Therapies: coagulant and blood clotting, intravenous immunoglobulin, anti-infective, pain management and total parenteral nutrition therapies, as well as therapies corresponding to Aralast™. Additionally, the company experienced revenue growth of approximately $0.3 million from its hospital outsource compounding services business (i.e., SoluNet LLC (“SoluNet”)) during the three months ended September 30, 2004. Partially offsetting the 2004 net revenue increase was a $0.3 million decrease (approximately 0.9%) in the company’s non-core infusion therapies (such therapies include, but are not limited to, enteral nutrition and therapies corresponding to the FDA approved drugs Synagis® and Remicade®). Enteral nutrition provided approximately 5.0% of the company’s consolidated net revenue during the three months ended September 30, 2004; however, no other individual non-core therapy represented 5% or more of the company’s net revenue during the three months ended September 30, 2004 or 2003. The company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

     During the three months ended September 30, 2004 and 2003, approximately $7.1 million and $9.1 million, respectively, of the company’s consolidated net revenue related to an agreement with Health Net Inc. (“Health Net”) to provide services to its members in California (the “Health Net Contract”). The Health Net Contract, as amended effective October 1, 2003, terminates on December 31, 2005; however, Health Net has reserved the right to reevaluate the amended agreement based upon the status of the Bankruptcy Cases, as well as material changes, if any, to Coram’s senior management during the term of the Health Net Contract. The loss of the Health Net Contract or significant modifications to the terms and conditions of such agreement could have a materially adverse effect on the company’s results of operations, cash flows and financial condition. See Note 6 to the company’s condensed consolidated financial statements for further details.

     As more fully discussed in Note 6 to the company’s condensed consolidated financial statements, all but one of the company’s individual provider contracts with a certain national health insurance carrier have been terminated. During the three months ended September 30, 2004 and 2003, the terminated contracts represented approximately $0.6 million and $3.6 million, respectively, of the company’s consolidated net revenue and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately $1.7 million and $4.5 million, respectively. Management can provide no assurances that the remaining active provider contract affiliated with this national health insurance carrier, which generated net revenue of approximately $0.6 million and $0.4 million during the three months ended September 30, 2004 and 2003, respectively, will continue under terms that are favorable to the company. The termination of such contract and/or the loss of the non-contracted business could have an adverse impact on the company’s results of operations.

     Gross Profit. Gross profit increased approximately $0.9 million to $37.9 million or a gross margin of 29.6% during the three months ended September 30, 2004 from $37.0 million or a gross margin of 30.0% during the three months ended September 30, 2003. During 2004, the company experienced an unfavorable trend with regard to drug and supply costs (principally attributable to Aralast™, which carries a lower gross profit percentage than the company’s other Core Infusion Therapies) and a marginally unfavorable trend in clinical costs (primarily due to the continued overall labor shortage of certain clinical personnel). Additionally, the 2004 gross profit percentage was diluted by the company’s SoluNet business, which maintains a lower overall gross profit percentage than that of the company’s infusion therapy business.

     Selling,General and Administrative (“SG&A”) Expenses. SG&A expenses were approximately $24.2 million during both the three months ended September 30, 2004 and 2003 (representing 18.8% and 19.6% of the company’s net revenue for the three months ended September 30, 2004 and 2003, respectively). During 2004, the company incurred incremental costs of (i) $0.6 million for reimbursement personnel and related facility costs, (ii) $0.1 million to enhance and reward its sales and marketing force and (iii) $0.1 million in health and welfare costs for non-clinical personnel. Offsetting these expense increases were (i) a $0.4 million decrease in legal and other professional fees, (ii) a $0.5 million favorable change resulting from settlement activities for pre-petition proofs of claim filed in the Bankruptcy Cases and (iii) a $0.1 million expense in 2003 relating to the relocation of the company’s information technology and CTI Network, Inc. (“CTI”) operations that was not a recurring cost in 2004.

     In addition to the aforementioned SG&A expense changes, the company observed an overall increase in such expenses attributable to revenue growth, inflation, continued development of the company’s SoluNet business and the implementation of a project in 2004 to replace the company’s billing, accounts receivable, clinical and pharmacy systems.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was approximately $7.0 million or 5.4% of net revenue during the three months ended September 30, 2004, compared to $4.6 million or 3.7% of net revenue during the three months ended September 30, 2003. For the year ended December 31, 2003, the provision for estimated uncollectible accounts was 4.2% of net revenue. The significant increase in the percentage in 2004 over the 2003 periods is primarily attributable to persistent deterioration in the company’s aged accounts receivable balances (primarily commercial accounts receivable) and poor cash realization. The 2004 provision for estimated uncollectible accounts was favorably impacted by a bad debt recovery of approximately $0.5 million in connection with a settlement agreement pertaining to healthcare plans affiliated with the national health insurance carrier discussed above under Net Revenue.

     Management believes that the deterioration in aged accounts receivable at September 30, 2004 and the company’s overall weak cash collections is proximately correlated to the following factors: (i) consolidation and relocation of two regional reimbursement sites in the Northeast (such project was one of the largest the company has undertaken to date); (ii) business disruption relative to payers’ resolution of implementation discrepancies resulting from the billing code set changes mandated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); (iii) certain electronic interface incongruities that temporarily hindered management’s long-term objective of accelerating cash collections through technological advancements; (iv) prolonged delays in the collection, adjudication and settlement of accounts receivable relating to the individual healthcare plans of the national health insurance carrier discussed above under Net Revenue; and (v) significant delays in the collection of military accounts receivable due to payer transitional issues that have disrupted the claims adjudication process. During 2004, management implemented various plans and strategic initiatives designed to mitigate and/or resolve the aforementioned issues; however, no assurances of success can be provided. The 2004 provision for estimated uncollectible accounts reflects management’s best estimate of the amounts required in order to appropriately recognize the net realizable value of the company’s accounts receivable at September 30, 2004. However, there can be no assurances that such provision for estimated uncollectible accounts will be adequate or that factors and circumstances that have historically adversely affected the company’s bad debt expense will not continue or worsen in the future (e.g., a reimbursement site relocation in the October 2004).

     Restructuring Cost Recoveries. During the three months ended September 30, 2003, the company recognized nominal restructuring cost recoveries related to changes in estimates for facility reduction costs. Such amount was previously included as part of the company’s accrued merger and restructuring costs.

     Interest Expense. Interest expense was approximately $0.4 million and $0.6 million during the three months ended September 30, 2004 and 2003, respectively. Such periods primarily reflect the recognition of interest expense related to a settlement agreement with the Internal Revenue Service (the “IRS”) that is more fully described in Note 9 to the company’s condensed consolidated financial statements. Furthermore, both periods also reflect the non-recognition of interest expense related to the company’s Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) subsequent to the execution of a debt-for-equity exchange agreement on December 31, 2002, which qualified as a troubled debt restructuring. See Note 8 to the company’s audited consolidated financial statements included in CHC’s 2003 Form 10-K for further details. Additionally, 2003 includes approximately $0.2 million of incremental interest expense to reflect the proposed settlement amount with a general unsecured creditor in the Bankruptcy Cases (see Note 11 to the company’s condensed consolidated financial statements for further details).

     Other Expense, Net. During the three months ended September 30, 2003, the company recognized approximately $0.4 million in other expense, compared to a nominal amount during the three months ended September 30, 2004. During 2003, the company recorded $0.5 million of expense as a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases.

     Reorganization Expenses, Net. During the three months ended September 30, 2004 and 2003, the company recognized approximately $1.5 million and $5.4 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. Reorganization expenses typically include, but are not limited to, professional fees, plan of reorganization mailing/distribution costs, key employee retention plans, Office of the United States Trustee fees and other expenditures during the Bankruptcy Cases, offset by interest earned on accumulated cash due to the Debtors not paying their liabilities subject to compromise. During the three months ended September 30, 2004 and 2003, the company recorded bankruptcy-related professional fees and reimbursable expenses of approximately $0.3 million and $3.8 million, respectively. Such professional fees were significantly lower during 2004 due to a decreased level of legal and financial advisory activity after the conclusion of the Bankruptcy Court confirmation proceedings. Additionally, during the three months ended September 30, 2003 approximately $0.7 million of expenses related to the distribution and notification of competing plans of reorganization was recognized whereas no comparable amounts were incurred during 2004. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the status of the Bankruptcy Cases.

     Income Tax Expense. See Note 9 to the company’s condensed consolidated financial statements regarding variances between the federal statutory income tax rate and the company’s effective income tax rates.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Net Revenue. Net revenue increased approximately $15.4 million or 4.3% to $372.2 million during the nine months ended September 30, 2004 from $356.8 million during the nine months ended September 30, 2003. The 2004 increase is primarily attributable to favorable results from the company’s enhanced sales and marketing work force, an increase in military business (i.e., an increase of approximately $3.0 million in 2004 over 2003) and the introduction of Aralast™ to the company’s product offerings in June 2003 (i.e., an increase of approximately $8.9 million in 2004 over 2003).

     The net revenue increase during 2004 included a combined $17.7 million or 7.2% increase in net revenue from the company’s Core Infusion Therapies. Additionally, the company experienced revenue growth of approximately $0.9 million from its SoluNet business during the nine months ended September 30, 2004. Partially offsetting the 2004 net revenue increase were a $1.9 million decrease (approximately 1.9%) in the company’s non-core infusion therapies and a $0.5 million decrease in net revenue generated by the company’s clinical trials business (i.e., CTI Network, Inc.). Enteral nutrition provided approximately 5.0% of the company’s consolidated net revenue during the nine months ended September 30, 2004; however, no other individual non-core therapy represented 5% or more of the company’s net revenue during the nine months ended September 30, 2004 or 2003. Additionally, the company’s Core Infusion Therapies and non-core infusion therapies aggregated approximately 97% of net revenue during both such periods.

     During the nine months ended September 30, 2004, the company recorded approximately $0.8 million of net unfavorable revenue adjustments that were primarily attributable to changes in estimates for pre-2004 revenue at one of the company’s consolidated joint ventures. Such unfavorable revenue adjustments resulted from management’s consideration of the adequacy of the company’s reserves for regulatory matters during 2004. Such estimates will be further reviewed and may be revised in subsequent periods as more information becomes available to management. See Note 11 to the company’s condensed consolidated financial statements for further details regarding the company’s reserves for regulatory matters.

     During the nine months ended September 30, 2004 and 2003, approximately $21.8 million and $25.5 million, respectively, of the company’s consolidated net revenue related to the Health Net Contract. See Note 6 to the company’s condensed consolidated financial statements for further details.

     As discussed above under Net Revenue for the three months ended September 30, 2004 and 2003, all but one of the company’s individual provider contracts with a certain national health insurance carrier have been terminated. During the nine months ended September 30, 2004 and 2003, the terminated contracts represented approximately $3.0 million and $10.2 million, respectively, of the company’s consolidated net revenue and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately $6.1 million and $12.8 million, respectively. The remaining active provider contract affiliated with this national health insurance carrier generated net revenue of approximately $1.8 million and $1.0 million during the nine months ended September 30, 2004 and 2003, respectively. See Note 6 to the company’s condensed consolidated financial statements for further details.

     Gross Profit. Gross profit increased approximately $6.1 million to $106.0 million or a gross margin of 28.5% during the nine months ended September 30, 2004 from $99.9 million or a gross margin of 28.0% during the nine months ended September 30, 2003. The 2004 gross profit percentage declined slightly after adjusting for the effects of (i) a $3.4 million charge for the purchase of a malpractice insurance tail policy in 2003 and (ii) the $0.8 million of net unfavorable revenue adjustments that related to periods prior to 2004 (see Net Revenue discussion above for the nine months ended September 30, 2004 and 2003) with no corresponding reduction in cost of goods sold. Specifically, during 2004 the company experienced an unfavorable trend with regard to drug and supply costs (principally attributable to Aralast™, which carries a lower gross profit percentage than the company’s other Core Infusion Therapies) and a marginally unfavorable trend in clinical costs (primarily due to the continued overall labor shortage of certain clinical personnel). Additionally, the 2004 gross profit percentage was diluted by the company’s SoluNet business, which maintains a lower overall gross profit percentage than that of the company’s infusion therapy business.

     Selling,General and Administrative (“SG&A”) Expenses. SG&A expenses increased approximately $1.9 million or 2.7% to $72.1 million during the nine months ended September 30, 2004 from $70.2 million during the nine months ended September 30, 2003. SG&A expenses represented 19.4% and 19.7% of the company’s net revenue for the nine months ended September 30, 2004 and 2003, respectively. During 2003, the company recognized a reduction in SG&A expenses of approximately $1.05 million as the result of a restructuring of the incentive compensation and retention bonus packages for the company’s Executive Vice President. Moreover, during 2004 the company incurred incremental costs of (i) $0.9 million to enhance and reward its sales and marketing force, (ii) $0.7 million in reimbursement personnel and related facility costs and (iii) $0.5 million in health and welfare costs for non-clinical personnel. Partially offsetting these expense increases were (i) a $0.9 million decrease in legal and other professional fees, (ii) a $0.4 million decrease in expenses due to the departure of the company’s former chief executive officer and president, (iii) a $0.5 million favorable change resulting from settlement activities for pre-petition proofs of claim filed in the Bankruptcy Cases and (iv) a $0.1 million expense in 2003 relating to the relocation of the company’s information technology and CTI operations that was not a recurring cost in 2004.

     In addition to the aforementioned SG&A expense changes, the company observed an overall increase in such expenses attributable to revenue growth, inflation, continued development of the company’s SoluNet business and the implementation of a project in 2004 to replace the company’s billing, accounts receivable, clinical and pharmacy systems.

     Provision for Estimated Uncollectible Accounts. The provision for estimated uncollectible accounts was approximately $19.8 million or 5.3% of net revenue during the nine months ended September 30, 2004, compared to $12.4 million or 3.5% of net revenue during the nine months ended September 30, 2003. The primary reasons for the significant increase in 2004 are discussed above under Provision for Estimated Uncollectible Accounts for the three months ended September 30, 2004 and 2003. The 2004 and 2003 provisions for estimated uncollectible accounts were favorably impacted by bad debt recoveries of approximately $0.7 million and $1.1 million, respectively, that were recorded in connection with settlement agreements with healthcare plans affiliated with the national health insurance carrier discussed above under Net Revenue for the nine months ended September 30, 2004 and 2003.

     Restructuring Cost Recoveries. During the nine months ended September 30, 2003, the company recognized nominal restructuring cost recoveries related to changes in estimates for facility reduction costs. Such amount was previously included as part of the company’s accrued merger and restructuring costs.

     Interest Expense. Interest expense was approximately $1.1 million and $1.3 million during the nine months ended September 30, 2004 and 2003, respectively. Such periods primarily reflect the recognition of interest expense related to a settlement agreement with the IRS that is more fully described in Note 9 to the company’s condensed consolidated financial statements. See the discussion above under Interest Expense for the three months ended September 30, 2004 and 2003 for details of the non-recognition of interest expense on the Series B Notes. Additionally, 2003 includes approximately $0.2 million of incremental interest expense to reflect the proposed settlement amount with a general unsecured creditor in the Bankruptcy Cases (see Note 11 to the company’s condensed consolidated financial statements for further details).

     Other Expense, Net. During the nine months ended September 30, 2004 and 2003, the company recognized approximately $0.1 million and $0.5 million in other expense, respectively. During 2003, the company recorded $0.5 million of expense as a result of reconciling certain pre-petition proofs of claim filed in the Bankruptcy Cases.

     Reorganization Expenses, Net. During the nine months ended September 30, 2004 and 2003, the company recognized approximately $7.1 million and $11.2 million, respectively, in net reorganization expenses related to the Bankruptcy Cases. See discussion above under Reorganization Expenses, Net for the three months ended September 30, 2004 and 2003 for a general description of such expenses. During the nine months ended September 30, 2004 and 2003, the company recognized key employee retention plan expenses of approximately $1.6 million and $2.3 million, respectively (the variance in the expense amounts is primarily attributable to differing employee retention periods). Moreover, during the nine months ended September 30, 2004 and 2003, the company recorded bankruptcy-related professional fees and reimbursable expenses of approximately $5.8 million and $8.5 million, respectively. The 2003 professional fees were higher due to a greater level of legal and financial advisory activity during such period, which was commensurate with the then ongoing Bankruptcy Court proceedings. Additionally, during the nine months ended September 30, 2003 approximately $0.7 million of expenses related to the distribution and notification of competing plans of reorganization was recognized whereas no comparable amounts were incurred during 2004. See Note 2 to the company’s condensed consolidated financial statements for further details regarding the status of the Bankruptcy Cases.

     Income Tax Expense. See Note 9 to the company’s condensed consolidated financial statements regarding variances between the federal statutory income tax rate and the company’s effective income tax rates.

     Minority Interests in Net Income of Consolidated Joint Ventures. During the nine months ended September 30, 2004 and 2003, the company recognized approximately $0.1 million and $0.5 million, respectively, of expense attributable to minority interests in net income of consolidated joint ventures. In 2004, one of the company’s consolidated joint ventures incurred a significant decrease in profitability that was principally related to the recognition of reserves for regulatory matters on pre-2004 revenue. Reserves for regulatory matters are more fully discussed in Note 11 to the company’s condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Basis of Presentation. As more fully discussed in Note 2 to the company’s condensed consolidated financial statements, the Bankruptcy Court granted the request of the Chapter 11 trustee for confirmation of his proposed plan of reorganization. Among other things, the Confirmed Plan of Reorganization provides for (i) CHC’s dissolution by the Chapter 11 trustee as soon as practical after the effective date of such plan of reorganization (hereinafter such date is referred to as the “Effective Date”) and (ii) the continued existence of reorganized CI as a privately held company that is owned and controlled by the company’s noteholders. Accordingly, current management cannot, and does not, make any representations or assertions as to matters that ultimately will be resolved after the Effective Date. The disclosures, statements and representations in Liquidity and Capital Resources have been prepared by management as if CHC were a going concern in the ordinary course of business; however, for the abovementioned reasons, the discussion herein is qualified in its entirety insofar as it relates to matters extending beyond the Effective Date. Readers are cautioned not to place undue reliance on such disclosures and management undertakes no responsibility or obligation to publicly update/revise this Liquidity and Capital Resource presentation on or after the Effective Date.

     For a discussion of the financing and capital transactions itinerant to the Confirmed Plan of Reorganization, refer to Note 2 to the company’s condensed consolidated financial statements. Such discussion is incorporated herein by reference in its entirety.

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

     Schedules were filed with the Bankruptcy Court setting forth the Debtors’ assets and liabilities as of the bankruptcy filing date. Amended schedules, which identified the Debtors’ remaining outstanding pre-petition liabilities, were filed with the Bankruptcy Court on August 28, 2003. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated by management and the Chapter 11 trustee. Furthermore, in order to resolve certain pre-petition disputes, the Chapter 11 trustee is involved in settlement negotiations with several parties that claim to hold pre-petition general unsecured claims. If, upon the completion of such investigations, settlements and/or other related activities it is determined that the Debtors’ amounts need to be modified and the requisite approvals related thereto have been obtained, the company’s consolidated financial statements will be adjusted accordingly. The ultimate amount and settlement terms for all the liabilities subject to compromise will be determined upon review by the Chapter 11 trustee and approval by the Bankruptcy Court. Therefore, it is not possible to fully or completely estimate the fair value of the liabilities subject to compromise at November 15, 2004 due to the Bankruptcy Cases and the uncertainty surrounding the ultimate amount and settlement terms for such liabilities.

     Credit Facilities, Letters of Credit and Other Obligations. During the nine months ended September 30, 2004 and through November 15, 2004, the company was not a party to any revolving credit, line of credit or similar borrowing facility. Due to the pendency of the Bankruptcy Cases, the company’s ability to borrow or otherwise enter into new post-petition credit facilities is limited. Moreover, any new credit facility prior to the Effective Date would require approvals of the Chapter 11 trustee and the Bankruptcy Court.

     The table below summarizes the company’s debt, income tax settlement, lease and purchase obligations for each of the years in the five year period ending September 30, 2009 and thereafter (in thousands). See Notes 7, 8, 9 and 11 to the company’s condensed consolidated financial statements for further details regarding such matters. The company intends to finance such obligations with available cash balances and cash provided by operations.

		Years Ending September 30th
	Totals	2005	2006	2007	2008	2009	Thereafter
Series B Senior Subordinated Unsecured Convertible Notes (the “Series B Notes”) in default (1)	$9,000	$9,000	$—	$—	$—	$—	$—
Income tax settlement (1)	16,253	1,799	1,929	2,069	2,217	2,380	5,859
Capital leases, excluding interest (1)	6,589	2,038	1,315	1,019	1,253	964	—
Other debt obligations (1)	2,728	2,425	239	64	—	—	—
Interest on income tax settlement, long-term debt and capital leases (2)	5,225	1,348	1,129	942	749	537	520
Operating leases (2)	30,746	9,377	7,390	5,142	4,350	2,668	1,819
Purchase commitments and other obligations, including $1,581 of open purchase orders (2)	55,743	37,501	11,959	2,900	2,900	483	—

Totals	$126,284	$63,488	$23,961	$12,136	$11,469	$7,032	$8,198

(1)	Reflected in the company’s condensed consolidated balance sheets.

(2)	Not reflected in the company’s condensed consolidated balance sheets.

     The Series B Notes were not paid on their June 30, 2003 scheduled maturity date; however, the noteholders are stayed from pursuing any remedies without prior authorization from the Bankruptcy Court. Pursuant to the terms and conditions of the Confirmed Plan of Reorganization, the Series B Notes will be cancelled on the Effective Date. Included in other debt obligations is a certain $130,000 note payable that will be paid pursuant to the Confirmed Plan of Reorganization because such amount represents a pre-petition liability.

     Although no assurances can be given, management believes that the company’s recurring business and operational requirements will meet substantially all of its purchase commitments. However, based on preliminary forecasts, management projects that the company will not attain its purchase commitments for certain individual products under one drug and supply contract for the year ending December 31, 2005. Management is currently evaluating the company’s options to remedy the projected shortfalls; however, if such purchasing shortfalls are ultimately experienced, the affected vendor will have the right to assess monetary damages against the company in an amount that could have a materially adverse impact on the company’s financial position and liquidity.

     In February 2001, pursuant to an order of the Bankruptcy Court, the company established irrevocable letters of credit through Wells Fargo Bank Minnesota, NA (“Wells Fargo”), an affiliate of Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.) (a party to the former Senior Credit Facility, the Securities Exchange Agreement and a holder of both the CI Series A Cumulative Preferred Stock and the CI Series B Cumulative Preferred Stock). At November 15, 2004, the company had one irrevocable letter of credit for approximately $0.3 million that matures in December 2004 and is fully secured by interest-bearing cash deposits held by Wells Fargo. Due to the pendency of the Bankruptcy Cases and the possibility of drug and supply shortages in the future, the company may be required to establish new letters of credit in order to ensure the availability of products for its patients’ medical needs.

     Coram used cash on hand and cash generated from operations to fund its capital asset purchases, reorganization activities and working capital requirements for the nine months ended September 30, 2004. After adjusting for the non-working capital effect of the application of the company’s $1.7 million alternative minimum tax refund against an income tax settlement liability, working capital decreased approximately $2.3 million to $65.0 million at September 30, 2004 from $67.3 million at December 31, 2003. This change in working capital is primarily due to: (i) a $6.1 million decrease in cash and cash equivalents, (ii) a $4.0 million increase in accrued compensation and related liabilities, (iii) a $1.8 million increase in accounts payable, (iv) a $1.6 million increase in the current maturities of long-term debt and insurance note payable, (v) a $1.4 million increase in income and franchise taxes payable, (vi) a $1.2 million decrease in inventories, (vii) a $1.0 million increase in deferred income tax liabilities, (viii) a $1.0 million increase in the current portion of capital lease obligations, (ix) a $0.7 million increase in other current and accrued liabilities, (x) a $0.5 million decrease in current liabilities subject to compromise, (xi) a $0.9 million decrease in the current portion of an income tax settlement (see Note 9 to the company’s condensed consolidated financial statements for further details of the income tax settlement), (xii) a $1.9 million decrease in accrued reorganization costs, (xiii) a $3.7 million increase in other current assets and (xiv) a $9.4 million increase in net accounts receivable.

     Cash used in investing activities for the nine months ended September 30, 2004 was approximately $5.3 million and related entirely to property and equipment purchased in the normal course of business.

     Cash used in financing activities for the nine months ended September 30, 2004 was approximately $7.8 million. The components thereof included principal debt payments of approximately $0.8 million, capital lease principal payments of $4.2 million, principal payments on an income tax settlement of $2.3 million and cash distributions paid to minority interest holders of $0.5 million.

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

     The company previously sponsored a Management Incentive Plan (“MIP”), which provided for annual bonuses payable to certain key employees. Pursuant to the terms of their employment contracts, Daniel D. Crowley, the company’s former Chairman of the Board of Directors, Chief Executive Officer and President, and Allen J. Marabito, the company’s Executive Vice President, maintain contractual claims to receive unpaid MIP amounts aggregating approximately $13.8 million and $0.4 million, respectively, for certain periods through December 31, 2002. Payments of (i) the aforementioned MIP amounts for Messrs. Crowley and Marabito, (ii) $0.8 million claimed by Mr. Crowley under the company’s first key employee retention plan and (iii) a $1.8 million refinancing success bonus claimed by Mr. Crowley remain subject to approvals by the Bankruptcy Court and the Chapter 11 trustee. However, the Confirmed Plan of Reorganization rejects Mr. Crowley’s employment agreement, which expired by its own terms on November 29, 2002. Management cannot predict what, if any, reduction in Mr. Crowley’s incentive, retention or success bonuses will result from actions taken by the Chapter 11 trustee pursuant to the Confirmed Plan of Reorganization. If these claims are ultimately granted, the company intends to fund such amounts with available cash balances and cash provided by operations.

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

     The Confirmed Plan of Reorganization provides that net recoveries, if any, arising from litigation or causes of action against Mr. Crowley will be distributed in the order of priority discussed in Note 2 to the company’s condensed consolidated financial statements.

     The Chapter 11 trustee established the 2004 Key Employee Retention Plan (the “2004 KERP”) which, among other things, provides for (i) retention bonus payments of approximately $2.6 million to key employees of the company (the “2004 KERP Compensation”) and (ii) other payments of approximately $0.3 million to certain branch management personnel (the “Branch Incentive Compensation”). Pursuant to the provisions of the 2004 KERP, the 2004 KERP Compensation is payable in two equal installments as follows: (i) upon approval of the 2004 KERP by the Bankruptcy Court and (ii) the earlier of 60 days after the effective date of a plan or plans of reorganization or December 31, 2004 (the “Second Payment Date”). Should a 2004 KERP Compensation participant voluntarily leave the company or be terminated for cause prior to the Second Payment Date, such participant must return any amounts previously received under the 2004 KERP, less applicable taxes withheld. Approximately $1.6 million, which represented the first installment under the 2004 KERP Compensation and the entire Branch Incentive Compensation amount, was paid to eligible participants in July 2004. Through November 15, 2004, approximately $0.1 million of the 2004 KERP Compensation was forfeited by employees who voluntarily terminated employment with the company. Accordingly, management currently estimates that the 2004 KERP Compensation payment on the Second Payment Date will aggregate approximately $1.2 million. The company intends to fund the remaining 2004 KERP Compensation with available cash balances and cash provided by operations.

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

     As more fully discussed in Note 9 to the company’s condensed consolidated financial statements, during 2004 the company and the Internal Revenue Service executed a settlement and deferred payment plan (collectively the “IRS Settlement Agreement”). Among other things, the company will amend certain state income tax returns that are indirectly affected by the results of the IRS Settlement Agreement. Although the precise financial impact of such amended state income tax returns is not presently determinable, management has estimated the corresponding amount of tax, interest and penalties to approximate $1.2 million and has included such amount as a current liability in the company’s condensed consolidated financial statements. There can be no assurances that such estimate will not increase upon completion of the requisite state income tax returns, which are currently being compiled and are anticipated to be filed with the corresponding state taxing jurisdictions in early 2005. The state tax estimates will be reviewed by management and may be revised in subsequent periods as more information becomes available. Management plans to fund such state income tax liabilities with available cash balances and cash provided from operations.

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

     In November 2001, the R-Net Creditors’ Committee brought an adversary proceeding in the Bankruptcy Court, both on its own behalf and as assignee for causes of action that may belong to the Resource Network Subsidiaries, against the Debtors, several non-debtor subsidiaries, a former director, several current and former executive officers and employees of the company and the company’s principal lenders. The complaint alleged that the defendants violated various state and federal laws in connection with alleged wrongdoings related to the operation and corporate structure of the Resource Network Subsidiaries. The company notified its insurance carrier of this complaint and certain related matters and intends to avail itself of insurance coverage for its directors and officers; however, management cannot readily determine the amount of recoveries, if any.

     The Confirmed Plan of Reorganization, if ultimately upheld on appeal, will resolve substantially all of the Resource Network Subsidiaries’ matters through the Settlement Agreement and Mutual Release arrangement (the “R-Net Settlement Agreement”), which was executed by the Chapter 11 trustee, the Debtors, the R-Net Creditors’ Committee, the Resource Network Subsidiaries and the Resource Network Subsidiaries’ Chief Restructuring Officer. Among other things, the R-Net Settlement Agreement provides for the fixing and allowance of a Resource Network Subsidiaries’ general unsecured claim against the Debtors for $7.95 million, plus interest, under certain circumstances, at the applicable federal judgment rate. See Note 2 to the company’s condensed consolidated financial statements for discussion of certain Equity Committee appeals regarding the Confirmed Plan of Reorganization, as well as Note 11 for discussion of the provisions of the R-Net Settlement Agreement.

     During 2003, the company acquired a software product to replace its billing, accounts receivable, clinical and pharmacy systems (collectively the “Front Office”). The project to implement this new software was launched in phases in 2004 and, based on the current work plan, management anticipates completing the Front Office software implementation late in 2005. In addition to the cost of the Front Office software, substantial internal and external costs will be incurred to modify such software and successfully deploy a company-wide solution. In connection therewith, the company has already purchased certain computer equipment integral to the implementation efforts; however, supplemental hardware and peripheral equipment are required in order to fully support the new Front Office software (most of such incremental Front Office hardware and equipment are projected to be installed on or before March 31, 2005). Management believes that the aggregate cost to implement the Front Office software solution will range between $13 million and $16 million, including approximately $3.1 million that has been incurred through September 30, 2004. Such costs include, but are not limited to, purchased software, software enhancements/upgrades, hardware, Coram personnel time and expenses and external vendor consultation costs and expenses. Management plans to coordinate the timing of the company’s implementation efforts in order to fund current and future information system requirements, including potentially substantial third party consulting services, with available cash balances and cash provided by operations.

     Specifically, the Front Office project involves the replacement of Coram’s intake, admissions, nurse scheduling, clinical pathways, pharmacy, order entry, contract, billing and accounts receivable systems, all of which support the delivery of patient care. In order to satisfy the company’s business and operational requirements, Coram is highly customizing the purchased software. In that regard, the requisite software changes are currently being identified and related cost estimates are being evaluated. To mitigate risk, management intends to diligently test the new software prior to adoption, including the software enhancements and upgrades. A component of this testing will be to productionalize the new environment within a single branch location to ensure appropriate functionality prior to a phased rollout to the remaining branch locations. No assurances can be given that the Front Office software solution will ultimately serve all of the company’s requirements or that implementation thereof will not cause material business and operational disruptions due to, among other things, significant changes to the company’s existing business rules and internal processes. In the event that there are delays and/or complications upon implementing the Front Office software, the company’s ability to generate bills and invoices and collect its accounts receivable may be impaired. These circumstances could have a materially adverse effect on the company’s financial position and liquidity during the transition to the new environment.

     On January 1, 2004, United States Pharmacopeia Chapter 797 (“USP Chapter 797”) standards of practice for compounding sterile products transitioned from recommendations to requirements. These standards may be adopted by state boards of pharmacy and accreditation organizations and, as a result, are potentially applicable to all of the company’s branch pharmacies. Among other things, USP Chapter 797 standards establish stringent sterile pharmacy compounding environmental requirements. Failure to comply with such standards, if ultimately adopted, could result in disciplinary action against the company, including, but not limited to, an order to cease sterile product compounding at any substandard facility and the imposition of potentially significant fines and penalties. Additionally, noncompliance could result in the loss of the company’s national and regional accreditation, which would jeopardize certain managed care contracts that mandate such accreditation. Substantially all of the company’s branch pharmacies have been internally evaluated for compliance with the USP Chapter 797 standards and, in connection therewith, certain branch pharmacies have been, or may need to be, upgraded. Due to the complexity of the USP Chapter 797 standards and management’s ongoing review of interpretive guidance, the aggregate costs of such upgrades is currently unknown; however, the costs could prove to be substantial. Management plans to fund any requisite upgrades with the company’s available cash balances and cash provided by operations. In the event of non-compliance with the USP Chapter 797 standards, disciplinary actions taken against the company and/or the loss of accreditation could have a materially adverse effect on the company’s business and liquidity.

     SoluNet LLC (“SoluNet”), the company’s hospital outsource compounding services business, currently has three operational locations but, effectively, it remains a development stage company. During this nascent phase of its business maturation, SoluNet has, and will continue to, consume substantial corporate resources in the form of seed capital and senior management time, expertise and intellectual capacity. Although management anticipates that, in the long-term, SoluNet will be profitable and self-sustaining, there can be no assurances thereof. Through September 30, 2005, SoluNet is expected to require substantial capital in order to continue to fund its start-up activities, including operational losses, and certain other activities in furtherance of its overall business strategy. Management plans to fund such SoluNet requirements with the company’s available cash balances and cash provided by other operational activities.

     As more fully discussed in Note 11 to the company’s condensed consolidated financial statements, the company is party to an agreement with B. Braun Medical, Inc. (“B. Braun”) to purchase drugs and supplies. Under the terms of such agreement, if the company does not meet certain quarterly purchasing requirements and/or if the company terminates the agreement without cause, B. Braun will have the right to assert monetary damages/penalties against the company. However, since the inception of the agreement, no quarterly shortfall has been in evidence and, while no assurances can be given, management does not expect that such circumstances will arise during the remaining term of the agreement. Moreover, due to the company’s business relationship with B. Braun and the advantageous drug and supply pricing enjoyed by the company, management currently has no intentions of terminating the agreement. Accordingly, management believes it is unlikely that the early termination penalties will be invoked. However, if an early contract termination did occur, the penalties, which would have aggregated approximately $4.2 million at November 15, 2004, would have a materially adverse effect on the company’s financial position and liquidity.

     The laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation and revision. Compliance with such laws and regulations can be subject to future government review and interpretation. As more fully discussed in Note 11 to the company’s condensed consolidated financial statements, management acknowledges and is complying with certain ongoing audits and reviews with respect to prior reimbursements from Medicare and Medicaid (also see Item 4., Controls and Procedures, for discussion of a reportable condition relative to certain elements of the company’s Medicaid billing and reimbursement practices). At September 30, 2004, the company maintained approximately $8.1 million of reserves for regulatory matters on its consolidated balance sheet; however, such reserve estimates will be reviewed and may be revised in subsequent periods as more information becomes available to management. Due to the complexity of the Medicare and Medicaid programs and potentially disparate interpretations thereof, the financial impact of regulatory matters beyond what has already been recognized by the company, if any, is currently unknown. In the event that Medicare and Medicaid investigative matters or similar reviews/audits by other agencies result in adverse findings, the company could face exclusion from the Medicare and Medicaid programs, as well as civil, criminal and/or administrative regulatory actions, claims for refunds, sanctions and/or penalties in amounts that, in the aggregate, could be material to its financial condition and liquidity. Management intends to satisfy any regulatory obligations with the company’s available cash balances and cash provided by operations.

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

     In addition, state Medicaid programs have been under significant financial pressure in recent years due to state budget shortfalls. According to a Kaiser Commission on Medicaid and the Uninsured (“KCMU”) report released in October 2004, every state Medicaid program reduced or froze provider rates in fiscal year 2004 and 47 states implemented or plan to implement provider payment reductions in fiscal year 2005. Of these states, KCMU reports that 47 states took action in fiscal year 2004 to reduce spending growth on prescription drugs and 43 states plan to implement additional pharmacy-related initiatives in fiscal year 2005. Some of the more significant state cost containment efforts include: (i) implementing or expanding a preferred drug list, thereby subjecting more drugs to prior authorization; (ii) initiating supplemental rebates from manufacturers; (iii) reducing dispensing fees; (iv) imposing new or higher beneficiary co-payments; and (v) reducing payments for drugs and biologicals. States may be further challenged due to the June 30, 2004 expiration of the Jobs and Growth Reconciliation Tax Act, which provided a temporary increase in federal funding to state Medicaid programs. Additionally, ongoing congressional attempts to reduce Medicaid funding could potentially cause state Medicaid agencies to adopt additional cost control mechanisms and increase the frequency and scope of their auditing activities. There can be no assurances that current and future state Medicaid cost control initiatives will not further reduce Medicaid reimbursement or otherwise increase the costs of doing business under the state Medicaid programs.

     The Balanced Budget Act of 1997 (the “BBA”), as amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the “BBRA”), required certified home health agencies participating in Part A of the Medicare program to post surety bonds in an amount equal to the lesser of 10% of the amount that Medicare paid to the provider in the prior year or $50,000. The deadline for securing such bonds has been extended indefinitely while the Centers for Medicare & Medicaid Services (“CMS”) reviews the bonding requirements. As of November 15, 2004, the company had only one Medicare Part A certified home health provider location, which has not obtained a surety bond. In addition, as required by the BBA, CMS will also issue separate surety bond regulations applicable to Medicare Part B suppliers; however, the finalization of such regulations is also on hold indefinitely. Similar bonding requirements are being reviewed by state Medicaid programs and at least one state requires Medicaid suppliers to maintain a surety bond. Because virtually all of Coram’s branches participate as suppliers in the Medicare Part B program, if surety bond requirements become effective for the Medicare program or for additional state Medicaid programs and if Coram is not able to obtain all of the necessary surety bonds, it may be required to cease participation in the Medicare and/or Medicaid programs for some or all of its branches. Depending upon the final regulations, the company may be able to establish letters of credit for the bonding requirement in whole or in part, however, such letters of credit may require the use of cash in order to be fully collateralized. Management also believes that another potential source for meeting the bonding requirements may be to obtain bonds through a qualified insurance carrier; however, no assurances can be given that cash generated by operations, letter of credit availability or bond availability from an insurance carrier at a reasonable cost will satisfy these surety bond requirements when they are finalized.

     In December 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), which makes significant changes in Medicare reimbursement policies, including, in some instances, the discontinuance of Average Wholesale Price (“AWP”) reimbursement methodologies for certain Medicare Part B drugs and biologicals.

     The MMA also includes a major expansion of the Medicare prescription drug benefit under a newly created Medicare Part D program that will provide coverage for many drugs and biologicals not currently covered by Medicare Part A or Medicare Part B. Implementation of the Medicare Part D program is projected for January 1, 2006. On August 3, 2004, CMS issued a proposed rule which, among other things, would permit pharmacies, including the company’s branch pharmacies, to provide covered Medicare drugs to enrollees of the new Medicare Part D program. Pharmacies could participate on an in-network basis by contracting directly with the drug plan sponsor or on an out-of-network basis. Many details of the proposed rule, including the specific drugs to be covered by drug plan sponsors and the related reimbursement rates, are currently unknown. CMS requested comments on many provisions of the proposed rule, including those provisions relating to home infusion pharmacy services, on or before October 4, 2004 and, in connection therewith, the company submitted its comments. Comments have also been submitted to CMS by the National Home Infusion Association on behalf of its members. It is expected that CMS will issue the final rule in early 2005. Given the recent publication of the proposed rule, the numerous comments thereon and the potential for revisions thereof, management cannot determine what impact the final rule may have on the company’s business.

     Separately, on August 5, 2004 CMS proposed significant reimbursement rate reductions for Medicare patients with certain respiratory disorders. After receiving comments from various constituencies and a General Accountability Office (“GAO”) report on the subject matter, CMS announced on November 3, 2004 that the 2005 reimbursement rates for the affected services will be higher than those previously included in the August 5, 2004 proposal. Management’s preliminary analyses indicate that the corresponding impact on the company’s net revenue should be nominal through the end of 2005. CMS indicated that the 2005 reimbursement rates are viewed as transitional and will be reevaluated. If CMS ultimately adopts reimbursement rates similar to those in its original proposal, there will be an adverse effect on the profitability of the company’s service offerings to Medicare patients with such respiratory disorders.

     Based upon certain MMA provisions and related regulations addressing the reimbursement methodologies for the drugs and biologicals dispensed by the company, management’s preliminarily analyses indicate that the overall short-term MMA impact on the company should be minimal. However, due to the recent enactment of the MMA and the absence of regulatory guidance relating to certain provisions thereof, the long-term impact of the MMA on the company’s business and Medicare reimbursement is unclear. Accordingly, there can be no assurances that the implementation of the MMA will not result in a material decrease in the amount of Medicare reimbursement that Coram receives for the products and services it currently provides and any other home health or related oxygen, durable medical equipment or home infusion products and services Coram may provide in the future. Additionally, management cannot determine what impact, if any, may result from implementation of the MMA relative to the company’s reimbursement from state governments and/or private insurance companies for drugs, biologicals, oxygen and durable medical equipment.

     As more fully discussed in Note 6 to the company’s condensed consolidated financial statements, all but one of the company’s individual provider contracts with a certain national health insurance carrier have been terminated. The terminated contracts represented approximately 0.8% and 2.9% of the company’s consolidated net revenue for the nine months ended September 30, 2004 and 2003, respectively, and the aggregate contracted and non-contracted business with the national health insurance carrier during such periods was approximately 1.7% and 3.6%, respectively. Additionally, approximately 2.7% of the company’s consolidated accounts receivable at September 30, 2004 relate to the aggregate contracted and non-contracted business with the individual healthcare plans. Notwithstanding certain favorable negotiations and settlements regarding accounts receivable that have transpired during 2004 and 2003, including the realization of approximately 40% of the September 30, 2004 outstanding accounts receivable balance in November 2004, no assurances can be given that meaningful collection/settlement activities will continue in the future. Continued delays in collecting, adjudicating and/or settling the outstanding accounts receivable from the individual healthcare plans under this national health insurance carrier could have a materially adverse impact on the company’s cash flows and financial condition.

     Coram maintains systems and processes to collect its accounts receivable as quickly as possible after the underlying service is rendered and the products are delivered. Nevertheless, there is generally a time lag between when the company pays for the salaries, drugs, supplies and overhead expenses related to the generation of revenue and when the company collects payments for the services rendered and products delivered. Consequently, as the company’s revenue increases, the need for working capital also increases due to the timing difference between cash received from growth in sales and the cash disbursements required to pay the expenses associated with such sales. As a result, the amount of cash generated from collections of accounts receivable may not be sufficient to cover the expenses associated with the company’s business growth.

     Management throughout the company is continuing to concentrate on enhancing timely reimbursement by emphasizing improved billing and cash collection methods, continued assessment of reimbursement systems support and concentration of the company’s expertise and managerial resources into certain reimbursement locations. As part of management’s continuing efforts to improve efficiency and overall performance, several Patient Financial Service Centers (reimbursement sites) have been consolidated and the related reimbursement positions eliminated. By consolidating to fewer sites, management is working to implement improved training, more easily standardize “best demonstrated practices,” enhance specialization related to payers such as Medicare and achieve more consistent and timely cash collections. Management believes that, in the long-term, payers and patients will receive better, more consistent service. However, no assurances can be given that consolidation of the company’s Patient Financial Service Centers, including a reimbursement site relocation in October 2004, and other related activities initiated by management will successfully enhance timely reimbursement or that the company will not experience a significant shortfall in cash collections, deterioration in days sales outstanding and/or unfavorable aging trends in its accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the company’s exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including, but not limited to, changes in interest rates, the effectiveness of the Confirmed Plan of Reorganization and the items set forth in CHC’s 2003 Form 10-K in “Factors Affecting Recent Operating Results” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     As of September 30, 2004, the company had outstanding debt of approximately $11.7 million, including $9.0 million that matured on June 30, 2003 and bore interest at 9.0% per annum; however, the $9.0 million was not paid on such date and the creditors’ remedies were stayed pursuant to Section 362 of Chapter 11 of Title 11 of the United States Code. Approximately $9.1 million of the aforementioned $11.7 million is characterized as liabilities subject to compromise in the company’s condensed consolidated financial statements. During 2004, the company entered into a settlement agreement and deferred payment plan with the Internal Revenue Service (the “IRS”). At September 30, 2004, the remaining obligation thereunder was approximately $16.3 million. Pursuant to the terms of the agreement, interest accrues at a variable rate, compounded daily, as determined by reference to rates published by the IRS (at November 15, 2004 the corresponding effective interest rate was 7.0%).

     Based on management’s analyses, a hypothetical 10.0% change in market interest rates would have an immaterial impact on the company’s results of operations and cash flows. Increases in interest rates could, however, increase interest expense associated with future borrowings by the company or reorganized CI, if any. The company does not hedge against interest rate changes. See Notes 7 and 9 to the company’s condensed consolidated financial statements, incorporated herein by reference, for further details regarding its debt and IRS settlement obligations.

     The debt to equity exchange transactions described in Note 8 to the company’s audited consolidated financial statements included in CHC’s Annual Report on Form 10-K for the year ended December 31, 2003 qualified as troubled debt restructurings pursuant to Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance therewith and certain provisions of SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors will not recognize any interest expense on the remaining Series B Senior Subordinated Unsecured Convertible Notes through the effective date of the Confirmed Plan of Reorganization.

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

     Management previously identified a reportable condition relative to certain elements of the company’s Medicaid billing and reimbursement practices. A reportable condition, as defined by the American Institute of Certified Public Accountants, involves matters relating to significant deficiencies in the design or operation of internal controls that could adversely affect a company’s ability to record, process, summarize and report financial data consistent with management’s assertions on the financial statements. The reportable condition has been discussed at the company’s 2004 audit committee meetings and, as a result thereof, management is implementing additional procedures and controls to address the identified deficiencies and enhance the overall reliability of the internal control environment. Management will assess the effectiveness of the new procedures and controls during the remainder of 2004 and early 2005. See Note 11 to the company’s condensed consolidated financial statements for further discussion of the financial impact resulting from the reportable condition that was recognized by the company during the nine months ended September 30, 2004.

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

ITEM 6. EXHIBITS

2.1	-	Order Confirming the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, dated October 27, 2004 and effective on November 1, 2004, issued by the United States Bankruptcy Court for the District of Delaware (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on November 2, 2004).

2.2	-	Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, including Exhibit A-Amended and Restated Plan Funding and Settlement Agreement (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 23, 2004).

2.3	-	Certification of Counsel Regarding Modification of Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization in Accordance with Opinion and Order Dated October 5, 2004 (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 21, 2004).

2.4	-	Plan Supplement to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	-	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Opinion, dated October 5, 2004, issued by the United States Bankruptcy Court for the District of Delaware (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 8, 2004).

99.2	-	Order, dated October 5, 2004, issued by the United States Bankruptcy Court for the District of Delaware (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on October 8, 2004).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORAM HEALTHCARE CORPORATION

	By:	/s/ SCOTT R. DANITZ
Scott R. Danitz
Senior Vice President,
Chief Financial Officer, Treasurer &
November 19, 2004		Principal Accounting Officer

EXHIBIT INDEX

2.1	-	Order Confirming the Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, dated October 27, 2004 and effective on November 1, 2004, issued by the United States Bankruptcy Court for the District of Delaware (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on November 2, 2004).

2.2	-	Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization, including Exhibit A-Amended and Restated Plan Funding and Settlement Agreement (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on April 23, 2004).

2.3	-	Certification of Counsel Regarding Modification of Chapter 11 Trustee’s Second Amended Joint Plan of Reorganization in Accordance with Opinion and Order Dated October 5, 2004 (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 21, 2004).

2.4	-	Plan Supplement to the Chapter 11 Trustee’s Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 14, 2003).

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Regulation 13a of the Securities Exchange Act of 1934, as amended.

32.1	-	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Opinion, dated October 5, 2004, issued by the United States Bankruptcy Court for the District of Delaware (Incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on October 8, 2004).

99.2	-	Order, dated October 5, 2004, issued by the United States Bankruptcy Court for the District of Delaware (Incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on October 8, 2004).